Form 10-K
period 2011-03-31
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2011-06-20
CIK 1489096, 1497822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-35159 (Thermon Group Holdings, Inc.)

Commission File Number: 333-168915-05 (Thermon Holding Corp.)

THERMON GROUP HOLDINGS, INC.

THERMON HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware (Thermon Group Holdings, Inc.) Delaware (Thermon Holding Corp.) (State or other jurisdiction of incorporation or organization)	27-2228185 (Thermon Group Holdings, Inc.) 26-0249310 (Thermon Holding Corp.) (IRS Employer Identification No.)

100 Thermon Drive, San Marcos, Texas (Address of principal executive offices)	78666 (Zip Code)

(512) 396-5801

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Thermon Group Holdings, Inc.

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Thermon Holding Corp.

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Thermon Group Holdings, Inc.:  None

Thermon Holding Corp.:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Thermon Group Holdings, Inc. ☐ Yes ☒ No	Thermon Holding Corp. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Thermon Group Holdings, Inc. ☐ Yes ☒ No	Thermon Holding Corp. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Thermon Group Holdings, Inc. ☐ Yes ☒ No	Thermon Holding Corp. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Thermon Group Holdings, Inc. ☐ Yes ☐ No	Thermon Holding Corp. ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Thermon Group Holdings, Inc. ☒	Thermon Holding Corp. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Thermon Group Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Thermon Holding Corp.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Thermon Group Holdings, Inc. ☐ Yes ☒ No	Thermon Holding Corp. ☐ Yes ☒ No

As of September 30, 2010, each registrant was a privately held company, and therefore the market value of each registrant’s common equity held by non-affiliates was zero.

As of June 13, 2011, each registrant had the following number of shares of common stock outstanding:

Thermon Group Holdings, Inc.:  29,523,641 shares, par value $0.001 per share

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share.  Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

Thermon Holding Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

EXPLANATORY NOTE

This annual report (“this annual report”) combines the Annual Reports on Form 10-K for the year ended March 31, 2011 of Thermon Group Holdings, Inc. and Thermon Holding Corp.

Unless stated otherwise or the context otherwise requires, references in this annual report to:

•                  “TGH” mean Thermon Group Holdings, Inc., a Delaware corporation;

•                  “THC” mean Thermon Holding Corp., a Delaware corporation; and

•                  “we,” “our,” “us” or “the Company” mean TGH, THC and their consolidated subsidiaries taken together as one company.

TGH was incorporated in Delaware in March 2010 in connection with the acquisition by an affiliate of CHS Capital LLC, or CHS, of a majority interest in us on April 30, 2010, which we refer to, together with certain transactions related to such acquisition described below, as the CHS Transactions.  TGH is the sole stockholder of THC.

THC is a direct wholly-owned subsidiary of TGH and was incorporated in Delaware in 2007 in connection with the acquisition by an affiliate of the Audax Group private equity firm, or Audax, of a majority interest in us in August 2007, which we refer to as the Audax Transaction.

TGH is a holding company that conducts all of its business through THC and its subsidiaries. In May 2011, TGH completed an initial public offering (or “IPO”) of its common stock. In the aggregate, 10,650,000 shares of TGH common stock were sold in the IPO at a price to the public of $12.00 per share.  TGH’s common stock, which we refer to as our common stock, is listed on the New York Stock Exchange under the symbol “THR.”

THC owns 100% of the outstanding shares of common stock of Thermon Industries, Inc. (“TII”), which issued $210,000,000 aggregate principal amount of 9.500% Senior Secured Notes due 2017, which have been registered with the Securities and Exchange Commission (or “SEC”) under the Securities Act of 1933, as amended (or the “Securities Act”), and which we refer to as our senior secured notes.  THC and the domestic subsidiaries of TII are guarantors of our senior secured notes.

We believe combining the Annual Reports on Form 10-K of TGH and THC into this single report provides the following benefits:

•                        it enhances investors’ understanding of TGH and THC by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•                        it eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both TGH and THC; and

•                        it creates time and cost efficiencies for both companies through the preparation of one combined report instead of two separate reports.

In order to highlight the differences between TGH and THC, there are sections in this annual report that separately discuss TGH and THC, including separate financial statements and notes thereto and separate Exhibit 31 and Exhibit 32 certifications.  Cash and cash equivalents and stockholders’ equity are the main areas of difference between the consolidated financial statements of TGH and those of THC.  In the sections that combine disclosure for TGH and THC (i.e., where the disclosure refers to the consolidated company), this annual report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, means the actions or holdings of TGH and THC and their respective subsidiaries, as one consolidated company.

Finally, in connection with the IPO:

•                        TGH amended its amended and restated certificate of incorporation to increase its authorized capital stock and effect a 192.458681-for-one split of the common stock of TGH, which occurred on March 31, 2011;

•                        the two classes of TGH common stock were automatically converted into a single class of voting common stock;

•                        TGH and its stockholders adopted a second amended and restated certificate of incorporation;

•                        TGH initially issued and sold 4,000,000 shares of its common stock and subsequently issued and sold 575,098 shares of its common stock pursuant to a partial exercise of the underwriters’ overallotment option;

•                        certain stockholders of TGH initially sold 6,000,000 shares of TGH common stock and subsequently sold 74,902 shares of TGH common stock pursuant to a partial exercise of the underwriters’ overallotment option;

•                        options to purchase 2,757,524 shares of TGH common stock granted under the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (the “2010 Equity Plan”) accelerated and became immediately exercisable; and

•                        options to purchase 117,600 shares of TGH common stock were granted under the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (the “LTIP”).

Unless stated otherwise or the context otherwise requires, all information in this annual report gives effect to and assumes the occurrence of the foregoing actions.

THERMON GROUP HOLDINGS, INC.

THERMON HOLDING CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

i

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward-looking statements are included throughout this annual report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases are intended to identify forward-looking statements in this annual report.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; and (x) our expectations regarding our expansion of our principal manufacturing facility in San Marcos, Texas.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business; and (xii) other factors discussed in more detail under the caption “Risk Factors.” Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

ITEM 1.  BUSINESS

Business Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction, or EPC, companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For the fiscal year ended March 31, 2011, or fiscal 2011, 69% of our revenues were generated outside of the United States.

Our thermal solutions, also referred to as heat tracing, provide an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. Customers typically purchase our products when constructing a new facility, which we refer to as Greenfield projects, or when performing maintenance, repair and operations on a facility’s existing heat-traced pipes or upgrading or expanding a current facility, which we refer to collectively as MRO/UE. A large processing facility may require our thermal solutions for a majority of its pipes, with the largest facilities containing hundreds of thousands of feet of heat-tracing cable and thousands of control points. Our products are low in cost relative to the total cost of a typical processing facility, but critical to the safe and profitable operation of the facility. These facilities are often complex, with numerous classified areas that are inherently hazardous and where product safety concerns are paramount. We believe that our strong brand and established reputation for safety, reliability and customer service are critical contributors to our customers’ purchasing decisions.

Our customers’ need for MRO/UE solutions provides us with an attractive recurring revenue stream. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 55% of our revenues for fiscal 2011 were derived from such MRO/UE activities.

We have a long history of strong organic revenue growth and stable gross margins through a variety of economic cycles. Specifically, our revenues have grown in 18 of the past 22 fiscal years, and our gross margins have averaged 44% over that period. In addition, we have generated significant growth in both revenue and profitability in recent years. Our revenue grew by 97% to $238.8 million for fiscal 2011 from $121.4 million for fiscal 2007, and gross profit grew by 86% to $102.7 million from $55.3 million over the same period. During fiscal 2011, we realized a net loss of $15.2 million and Adjusted EBITDA of $55.7 million. See Note 7 to the table set forth in Item 6, “Selected Financial Data.” At March 31, 2011, we reported backlog of signed purchase orders of approximately $76.3 million.

Our corporate offices are located at 100 Thermon Drive, San Marcos, TX 78666. Our telephone number is (512) 396-5801. Our website address is www.thermon.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K and our Current Reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. None of the information on our website or any other website identified herein is incorporated by reference in this annual report and should not be considered a part of this annual report.

Company History

Thermon Manufacturing Company, historically our principal operating subsidiary, was founded as a partnership in October 1954 and later incorporated in Texas in 1960. At that time, our primary product was a thermally conductive heat transfer compound invented by our founder, Richard Burdick. Under Mr. Burdick’s leadership, we experienced steady growth by diversifying our products and expanding our geographic reach. Mr. Burdick and his family maintained a controlling interest in us until August 2007, when the controlling interest was sold to an affiliate of the Audax Group private equity firm in the Audax Transaction. During Audax’s tenure as our majority owner, we positioned ourselves to take advantage of rising demand in the energy end market and secured significant capital projects. Over the last five years, our management team has focused on significant organic growth opportunities, particularly in high growth markets such as the Canadian oil sands region and Russia.

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms acquired Audax’s controlling interest in us. The acquisition and related transaction fees and expenses were financed through (i) the issuance of $210.0 million aggregate principal amount of our senior secured notes and (ii) a $129.2 million equity investment by our sponsors and certain members of our current and former management team.  Concurrent with the closing of the acquisition, our wholly-owned subsidiary TII entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability.  As used in this annual report, the “CHS Transactions” refer collectively to such acquisition, the equity investment in us by CHS, our other sponsors and certain members of our management team, the entry into our revolving credit facility, the repayment of amounts owed under, and the termination of, certain then-existing revolving credit and term loan facilities, the issuance of our senior secured notes and the application of the gross proceeds from the offering of our senior secured notes and the equity investment to complete such acquisition and to pay related fees and expenses of these transactions.

Subsequent to our fiscal year end, in May 2011, in connection with the IPO, CHS sold 4,307,161 shares of our common stock for approximately $48.1 million, and our other sponsors in the aggregate sold 1,613,497 shares of our common stock for approximately $18.0 million.  At June 13, 2011, CHS beneficially owned 32.4% of our common stock, and our other sponsors in the aggregate beneficially owned 20.9% of our common stock.  We realized net proceeds from the IPO of approximately $48.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.  Since the IPO had a substantial effect on our financial position, we have included discussion throughout this annual report of items specifically affected by such transaction.  In particular, we redeemed $21.0 million aggregate principal amount of our senior secured notes on each of April 29 and June 9, 2011.  After these redemptions, we have $168.0 million outstanding aggregate principal amount of our senior secured notes.

The following chart summarizes our corporate structure:

*                                         Issuer of common stock listed on the New York Stock Exchange under the symbol “THR” and successor for financial statement reporting purposes to Thermon Holdings, LLC, which, as of the completion of the CHS Transactions on April 30, 2010, no longer owned any interest in us.

**                                  Issuer of our SEC-registered senior secured notes

†                                          Guarantor of our SEC-registered senior secured notes

Our Industry

Alvarez & Marsal Private Equity Performance Improvement Group, LLC, or A&M, estimates that the market for industrial electric heat tracing is approximately $1 billion in annual revenues and estimates that it is growing its share of the overall heat tracing market as end users appear to continue to favor electric heat tracing solutions over steam heat tracing solutions for new installations. When revenues for steam heat tracing parts are included, A&M estimates the overall addressable market for heat tracing is approximately $2 billion in annual revenues. The industrial electric heat tracing industry is fragmented and consists of approximately 40 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and significantly larger than our next largest competitor. Heat tracing providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require heat tracing, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meets these criteria.

Favorable industry trends in our principal end markets.  The major end markets that drive demand for heat tracing include energy, petrochemical and power generation. We believe that there are attractive near- to medium-term trends in each of these end markets. In addition, we believe that the growth rate of the electric heat tracing market is accelerating as end-users continue to favor electric-based heat tracing solutions over steam-based heat tracing solutions for new installations.

•                  Energy.  Heat tracing is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. We believe that the industrialization of developing regions of the world will fuel continued energy demand that will require additional upstream and downstream infrastructure, leading to increased demand for heat tracing. According to the Energy Information Administration, which we refer to as the EIA, global energy consumption is expected to increase 49% from 2007 to 2035 as economies in both developed and emerging countries continue to grow and standards of living improve. In order to meet growing demand and offset natural declines in existing oil and gas production, a significant increase in capital expenditures in upstream infrastructure will be required, with a particular focus on reservoirs that are in harsher climates, are deeper or have other complex characteristics that magnify the need for heat tracing. According to Wood Mackenzie, a leading independent energy research and consulting firm, as of October 2010, global upstream development expenditures are expected to increase 11% to approximately $420 billion in 2013 from approximately $380 billion in 2010. Key areas of growth for heat tracing include Canada and Russia/Kazakhstan due to their harsh climates. According to Purvin and Gertz, or P&G, Canadian oil production is expected to grow from 2.7 million barrels of oil per day, or MMbbl/d, in 2010 to 3.2 MMbbl/d in 2015, driven primarily by increases in production from oil sands. Furthermore, over the same time period, P&G projects oil sands-related capital expenditures in Canada to grow from $11 billion to $20 billion. In Russia/Kazakhstan, P&G projects oil production to grow from 10.0 MMbbl/d in 2010 to 11.5 MMbbl/d in 2015, with approximately 1.4 MMbbl/d of production coming from new production that offsets declines in existing production. An increase in upstream production coupled with increased demand for refined products will require a corresponding increase in downstream refining capacity. Key areas for demand growth in refined products applications include the Middle East and Asia. According to P&G, demand for refined products in the Middle East is expected to grow from 5.2 MMbbl/d in 2010 to 7.4 MMbbl/d in 2025, or a 42% increase. Similarly, demand for refined products in Asia is expected to grow from 21.2 MMbbl/d in 2010 to 30.6 MMbbl/d in 2025, or a 44% increase. Finally, we believe that we will benefit from stricter environmental compliance and regulatory requirements. The equipment used to monitor environmental compliance often requires heat tracing intensive solutions.

•                  Chemical Processing.  Across the spectrum of chemical production facilities (such as specialty, commodity, pharmaceutical and agricultural), heat tracing is required for temperature maintenance and freeze protection. The corrosive nature of certain chemicals shortens the life cycle of in-line mechanical equipment attached to pipes such as valves, pumps and filters, thereby accelerating and increasing demand for MRO/UE solutions in this end market. Factors that may impact heat tracing demand in chemicals end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance. According to the American Institute of Chemical Engineers, global capital spending by the chemical processing industry is estimated to increase to $418.4 billion, representing a compound annual growth rate of 11.1% from 2010 to 2015. We believe that our global presence positions us to take advantage of this expected future growth.

•                  Power Generation.  Heat tracing is required in high-temperature processes, freeze protection and environmental regulation compliance in coal and gas facilities and for safety injection systems in nuclear facilities. An important driver of demand for heat tracing solutions for power generation is increasing demand for electricity worldwide. According to the EIA, global net electricity generation is projected to increase 87% between 2007 and 2035. We believe capital spending on new and existing power generation infrastructure will be required to meet this demand. In addition, compliance with stricter regulatory environmental standards is also driving demand for heat tracing equipment used in emissions testing applications in segments of the power generation end-market. The Clean Air Act, the Clean Air Mercury Rule, the European Union Emissions Trading System, China’s National Climate Change Program and the United Nations Framework Convention on Climate Change are examples of recent rule changes, proposals and other initiatives aimed at improving emissions standards.

•                  Continuing selection of electric-based heat tracing solutions over steam-based solutions.  Beginning in the 1960s, electric heat tracing products entered the market as an alternative to steam heat tracing products. While steam-based products are still used today for heavy oil, chemical and processing applications, electric-based products generally offer greater cost savings and operating efficiencies. As a consequence, Greenfield projects commissioned in recent years are increasingly designed to incorporate electric heat tracing. We believe the continuing selection of electric-based products over steam-based products represents a favorable long-term industry trend for the industrial electric heat tracing market.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors:

We have access to attractive high growth sectors of our global addressable market.  We have a network of sales and service professionals and distributors in more than 30 countries and a manufacturing footprint that includes four facilities on three continents. This footprint allows us to diversify our revenue streams and opportunistically access the most attractive regions and sub-sectors of our markets. Global growth and development has driven increased demand for energy, chemical products and electricity worldwide, particularly in emerging markets. Largely as a result of this growing demand, our revenue grew at a compound annual growth rate of 8% from fiscal 1990 to fiscal 2011 with a significant portion generated by end-users in upstream oil and gas markets. Going forward, we expect that the continuing industrialization of the developing world will push the search for energy resources to increasingly harsh cold weather countries, including Canada and Russia, where demand for our products is magnified, and strong petrochemical demand in China and India has led to a shift in chemical production to the Asia-Pacific region. We have a strong, established local presence in each of these markets.

We are a global market leader.  We believe that we are the second largest industrial electric heat tracing company in the world, significantly larger than our next largest competitor and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Over our 56-year history, we have developed an installed base operated by thousands of customers and long-standing relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world that drive the majority of spending decisions for the major facilities that require our products. We believe these multinational companies prefer providers with our scale, global presence and comprehensive product and service offering. We believe such strengths create significant barriers to entry and position us well to take advantage of positive industry trends in high growth markets around the world.

Our highly engineered solutions are “mission critical” to our customers.  Reliable thermal solutions are critical to the safe and profitable operation of our customers’ facilities. These facilities are often complex, with numerous classified areas that are inherently hazardous and where product safety concerns are paramount. Therefore, we believe that our customers consider safety, reliability and customer service to be the most important purchase criteria for our products. We are a leader in the national and international standards setting process for the heat tracing industry and hold leadership positions on numerous industry standards development organizations, such as the Institute of Electrical and Electronics Engineers, or the IEEE. Our participation with these organizations helps us to better serve our customers by promoting the development of internationally recognized specifications for products that ensure safety, reliability and functionality. We believe that our favorable industry reputation and long track record of safety, reliability and technological innovation create competitive benefits, including long-standing customer relationships, a defensible market position and significant barriers to entry.

Our favorable business model positions us to achieve attractive financial results.  The following features of our business model contribute to our attractive financial results:

•                  Existing installed base generates significant recurring revenue.  On average, annual MRO/UE expenditures generated from an installed heat tracing system are approximately 5 to 10% of the initial cost of the system and expansions may require approximately 10 to 20% of the initial cost of the system. We estimate that approximately 55% of our revenues in fiscal 2011 were generated from MRO/UE sales. Throughout our 56-year history, we have grown our global base of installed systems and believe that today we have the second largest installed base in the industrial electric heat tracing industry. As we continue to complete new Greenfield installations, we believe that, subject to customers’ continuing capital and maintenance expenditures, our growing global installed base of heat tracing solutions will drive increased MRO/UE business. In order to avoid complications or compatibility problems associated with switching providers, customers often use the incumbent heat tracing provider for MRO/UE projects.

•                  Diversified, global customer base and end markets.  Over the past five decades, we have sold our solutions to thousands of customers in more than 90 countries, serving a broad range of end-market applications. Approximately 69% of our revenues in fiscal 2011 were generated outside of the United States, including in emerging markets. The diversity of our customer base and end markets limits our exposure to any individual industry sector or geographic region and provides us with an opportunity to leverage our global footprint to access the most attractive high growth sectors of our end markets.

•                  Strong revenue visibility.  We believe that we have strong visibility into our future revenue as a result of recurring demand that we expect will be generated from our global installed base, a growing backlog of signed purchase orders and a robust pipeline of planned projects. Our visibility into the timing of our recognition of revenue out of backlog is not always certain, particularly with larger projects; however, our solutions are ordered and installed toward the end of Greenfield project construction, and therefore, historically, purchase orders have rarely been cancelled.

•                  Consistent gross margins and cash flow generation.  We have a long history of stable gross margins and positive operating cash flow through a variety of economic cycles. We have consistently had positive income from operations, and gross margins have averaged 44% over the past 22 fiscal years. We believe that the growth in our gross margins is largely attributable to our customers’ recognition of the value and reliability of our heat tracing solutions and our ability to deliver a comprehensive suite of design and engineering services, including turnkey solutions. In addition, we have a highly variable cost structure with limited capital expenditures required to maintain our business.

Our management team has a proven track record.  Our senior management team averages approximately 22 years of experience with us and is responsible for growing Thermon through a variety of business cycles, building our global platform and developing our reputation for quality and reliability in the heat tracing industry. Our senior management and key employees have a significant equity stake in us.

Our Growth Strategy

Our business strategy is designed to capitalize on our competitive strengths. Key elements of our strategy include:

Capitalize on our leading market position to continue pursuing organic growth opportunities.  Our primary growth engine has traditionally been organic expansion. We will continue to focus on strategically building the necessary global sales infrastructure to expand our footprint in high growth markets. We believe that this footprint and our local presence are attractive to our customers and differentiate us from other industry participants. We expect to continue to pursue growth opportunities in emerging markets and across industry sectors in the future.

Leverage our installed base to expand our recurring revenue stream.  Once the MRO/UE cycle begins, we typically realize MRO/UE revenues, which are typically higher margin than Greenfield revenues, over the life of each installation. As we continue to grow our large, global installed base with new Greenfield projects, we expect to generate incremental MRO/UE revenues related to these new projects as a result of our incumbent position and existing relationships with such customers. We typically begin to realize meaningful MRO/UE revenue streams from our new Greenfield installations one to three years after completion of the project as customers begin to discard our products in order to perform routine and preventative maintenance on in-line mechanical equipment. Since the beginning of fiscal 2008 through fiscal 2011, we estimate that we have realized approximately $290 million in revenues from Greenfield projects, which represents a meaningful opportunity for us to create MRO/UE revenues in the future. A key component of our strategy is to continue to focus our sales organization on systematically pursuing the addressable aftermarket revenue opportunity associated with our installed base.

Drive growth through alliances with major customers and suppliers.  We have developed strategic alliances with other industry participants in order to enhance our growth opportunities. We have entered into framework agreements with several of our largest, multinational customers that typically designate us as the sole or a “pre-qualified” heat tracing provider for projects in which such customers are involved. As a result, these agreements have facilitated our involvement in, and provided us with a competitive advantage over our competitors when bidding for, new Greenfield and MRO/UE projects and helped us identify incremental revenue opportunities for our solutions. We intend to enter into similar agreements with certain suppliers of complementary products that will allow us to take mutual advantage of our customer relationships and enhance our cross-selling opportunities.

Continue to offer solutions that support evolving environmental applications.  A portion of our recent growth has been driven by the use of our products in alternative energy initiatives, including carbon capture, thermal solar and coal gasification facilities. In addition, our products help our customers monitor their facilities’ environmental or other regulatory compliance. For example, we offer specialized heat traced tube bundles that allow our customers with coal fired power plants to effectively monitor their emissions under recent U.S. Environmental Protection Agency guidelines. We believe these end markets have the potential for high growth in the United States and abroad, and we intend to continue to focus on driving growth by providing solutions that address our customers’ evolving environmental application needs.

Selectively pursue investment opportunities.

•                  Given the fragmented nature of the heat tracing industry, we believe that there will be opportunities to pursue value-added acquisitions at attractive valuations in the future. We plan to assess these opportunities with a focus on augmenting our extensive geographic footprint, broadening our product and service offering, expanding our technological capabilities and capitalizing on potential operating synergies.

•                  We plan to pursue strategic investment opportunities such as the expansion of our principal manufacturing facility in San Marcos, Texas, which we expect to be substantially complete during fiscal 2012. We expect this current expansion will serve our production capacity needs for at least five years based on our current business plan. Additionally, the expansion will provide us with the capabilities to consider additional product lines.

Segments

We have defined our one operating segment based on geographic regions. See Note 17, “Geographic Information” to the consolidated financial statements of TGH for the fiscal years ended March 31, 2011, March 31, 2010 and March 31, 2009 contained elsewhere in this annual report for geographic financial data relating to our business.

Products and Services

Our products include a wide range of electric heat tracing cables, steam tracing components, and tubing bundles, as well as instrument and control products, including:

•                  Self-regulating & power limiting heating cables: automatically increase or decrease heat output as pipe temperature changes;

•                  Mineral insulated, or MI, cables: high performance heat tracing cable for exposures to high temperatures in harsh environments;

•                  Heat traced tube bundles for environmental gas sampling systems;

•                  Heat transfer compounds and steam tracers for comprehensive steam tracing solutions;

•                  Control and monitoring systems for electric tracing of pipes, tanks, hoppers and instrument sampling systems; and

•                  Turnkey solutions that provide customers with complete solutions for heat tracing, including design, optimization, installation and on-going maintenance.

Electric Heat Tracing Applications

We manufacture critical components of an electric heat tracing system, including heating cables, control and monitoring systems and heating systems for tanks and hoppers. We customize these products to fit the specific design parameters for each client’s installation. We offer various electric heating cables, including conductive polymer self-regulating heating cables, power limiting cables and MI high temperature heating cables.

Self-regulating heating cables—Our self-regulating heating cables are flexible and engineered to automatically increase or decrease heat output as pipe or vessel temperature changes. BSX™ self-regulating cables are designed to provide freeze protection or process temperature maintenance to metallic and non-metallic piping, vessels and equipment. HTSX self-regulating heating cable is suitable for heat tracing applications involving crude oil and most chemicals. VSX™ premium self-regulating cable is rated for maintenance temperatures of 300°F/149°C and exposure temperatures of up to 450°F/232°C and has among the highest self-regulating temperature ratings in the industry.

Power-limiting and constant watt heating cables—Power limiting and constant watt heating cables are flexible parallel resistance cables used to heat trace piping in lengths longer than 200 feet. Such intermediate lengths of pipe are commonly found in pipe racks that connect process units within the plant. These heaters allow longer lengths between power supply points than self-regulating cables.

TEK™ HTEK™ and MIQ™ cables—The TEK™ and HTEK™ series resistance, constant watt heating cables are used where circuit lengths exceed the limitations of parallel resistance heating cables. By using series constant watt heating cables, a single power supply point can energize circuit lengths up to 3,000 feet. MIQ™ high performance mineral insulated heating cables are used for high temperature maintenance, high temperature exposure and/or high watt density applications that exceed the limitations of thermoplastic insulated cables. MIQ™ cables are composed of a high nickel/chromium alloy sheath, which is well-suited for high temperature service and offers high resistance to stress corrosion in chloride, acid, salt and alkaline environments.

Steam Heat Tracing

In 1954, we began manufacturing heat transfer compounds that greatly improved the heat delivery of steam tracing systems. Today, in addition to the broad range of heat transfer compounds, we also offer steam tracers and tubing bundles that provide our customers with comprehensive steam tracing solutions. We manufacture our heat transfer compounds in various configurations so that they can be applied to different surfaces, which increases the heat transfer rate of steam or fluid tracers.

Our heat transfer compounds create an efficient thermal connection between the heat tracing system and the process equipment. Through the elimination of air voids, heat is directed into the pipe wall primarily through conduction rather than convection and radiation. This requires fewer tracing pipes to maintain specified temperature requirements, substantially reducing operating and investment cost. Steam tracing offers the most cost effective solution for certain heavy oil and natural gas processing applications.

Temperature Controls and Monitoring

We supply a wide range of control and monitoring products, from simple mechanical thermostats to sophisticated microprocessor-based systems that control and monitor the status of electric heat tracing systems. We provide individual units for smaller projects, as well as multi-point controllers that can be integrated into and communicate with a plant’s central operating controls.

A facility’s pipes, tanks and other heat-traced equipment can be monitored through various sensors that assess temperature, monitor current usage and detect any potential problems, such as ground faults. Our TraceView control system software, first introduced over 15 years ago, collects and analyzes data from all heat tracing sensors of a facility, which is then analyzed and controlled by a single technician at a workstation.

We are developing a next generation of control system software, which will provide three crucial improvements over currently available applications:

•                  Process information faster, substantially reducing data collection time at large facilities with thousands of heat tracing circuits;

•                  Provide for increased data collection and functionality, thereby increasing plant safety and efficiency; and

•                  Improve communication with distributed control systems, which are used to control equipment (such as valves) in industrial facilities.

Instrumentation

We specialize in pre-insulated and heat-traced tubing bundles with accessories that offer a complete instrument heating system. Our complete range of products includes both electric- and steam-heated bundles containing various types of tubing (such as copper, stainless steel and polymer) to meet the needs of process and environmental applications. Such applications include transporting samples of gas or liquid in our customized, temperature-controlled tubing bundles to an instrument that typically performs an analysis for purposes of process management or ensuring compliance with internal requirements or applicable environmental laws and regulations.

Tank Insulation and Heating Systems

In 1992, we introduced the ThermaSeam™ Tank Insulation System, which provides a product for insulating large vessels that commonly contain petroleum, chemical, asphalt, anhydrous ammonia, beverages or chilled water for HVAC storage. The design of the ThermaSeam™ Tank Insulation Systems enables installation without the use of scaffolding and is durable, low maintenance and cost-effective. The machine-formed, double-locking standing seams between adjacent panels that create a weatherproof barrier and also extend the entire height of the tank enhance the system’s strength and durability. The system’s external banding eliminates traditional weak spots in the tank insulation process. In addition to ThermaSeam™, we also offer the RT FlexiPanel® flexible heating panel, designed specifically for use on metallic tanks or vessels.

Hopper Heating

The HT Hopper Heating Module is a self-contained heater designed for operation on surfaces prone to vibration. In cement plants and fossil fuel power facilities, hoppers facilitate the filtering of a facility’s ash emissions. Hopper heaters maintain the walls of the hopper at a temperature above the dew point to prevent moisture from combining with ash, thus clogging the filtering equipment. We engineer each system based on the heating requirements of the specific application. The HT Hopper Heating Module has multiple flow paths for electrical current, which eliminates the burnout potential common with series wire-based designs. Protection of the heating element from vibration is accomplished with a cushion layer of insulation that also directs the flow of heat from the module to the surface being heated. The module provides mechanical protection during handling, installation and operation, and its low profile design helps facilitate installation.

VisiTrace™ Workflow Software

VisiTrace ™, our proprietary 3D engineering software system, allows us to design and engineer heat tracing systems in a virtual environment. It fully integrates with our customers’ 3D modeling software systems. This software is designed to create efficiencies for us and our customers by collecting and centralizing a facility’s engineering and design plans, saving time during the design and construction phase through the software’s instantaneous change updates. VisiTrace™ optimizes the design of the heat tracing system, reduces our customers’ up-front costs and on-going operating costs, which in turn creates goodwill for future projects.

Turnkey Services

We provide customers with complete turnkey solutions for their heat tracing needs. Turnkey services include front-end optimization, product supply, engineering deliverables, system integration, installation, commissioning and maintenance. Specialized, turnkey heat tracing services meet the needs of many of our industrial customers who have downsized and outsourced their non-core competencies and are requiring their vendor base to have multi-service and multi-site capabilities.

Our turnkey business in the United States is based in Houston, Texas and Baton Rouge, Louisiana. We have over 1,000 turnkey clients; the largest project is approximately $8 million. Engineering and construction companies in the United States often subcontract their heat tracing projects to outside parties, including us, because of the field’s highly specialized nature.

Value-Added Services

We offer heat tracing design and engineering services during every stage of a project. Offering these value-added services, especially during the early stages of a project, is a core element of our business strategy. Based on past experience, the performance of design and engineering services during the early stages of a project leads to subsequent sales of heat tracing products for that project.

We are focused on providing a comprehensive solution to fulfill the heat tracing needs of our customers. As a manufacturer of a wide range of heat tracing products, we believe that we are well positioned to evaluate and optimize a system for a customer without bias towards a particular product, and rely on more than 56 years of experience to craft the most appropriate heat tracing solution for a customer’s situation and demands.

We provide value-added design and engineering services to our customers through our full-time staff of engineers and technicians. Through the design and engineering process, our engineers and technicians located throughout the world provide our customers with design optimization studies, product selection assistance, computer-generated drawing packages and detailed wiring diagrams.

Manufacturing and Operations

We have four manufacturing facilities on three continents. We manufacture the products that generate a majority of our total sales at our principal facility in San Marcos, Texas. We produce our flexible heating cables, heat tracing compound and tubing bundles in San Marcos. Our facilities are highly automated, which reduces labor costs. Our facilities incorporate numerous manufacturing processes that utilize computer-controlled equipment and laser technology. We maintain a ready supply of spare parts and have on-site personnel trained to repair and perform preventative maintenance on our specialized equipment, reducing the likelihood of long term interruptions at our manufacturing facilities. Our manufacturing facilities are equipped to provide us with maximum flexibility to manufacture our products efficiently and with short lead times. This in turn allows for lower inventory levels and faster responses to customer demands. Construction of expanded heater cable production facilities at the San Marcos facility is now underway, and we anticipate the construction of a new approximately 50,000 square foot manufacturing building in San Marcos, Texas in fiscal 2012, which we expect will serve our production capacity needs at that location for at least five years based on our current business plan.  We have budgeted $5.2 million of capital expenditures in fiscal 2012 for the expansion of the San Marcos facility and new and upgraded equipment at such location.  We plan to finance the facility expansion and new and upgraded equipment from cash on hand. Our Electronic Cross Linking Facility, which we refer to as ECLF, is also located at the San Marcos facility. Cross-linking enhances the thermal, chemical and electrical stability of our low-temperature self-regulating heater cables. By performing cross-linking in-house, we condense the overall manufacturing cycle by approximately six weeks. This enhances our ability to ensure a high level of product quality and to better control the production process. We also process third party materials, including diamonds, in our ECLF under toll processing agreements in order to increase utilization and generate incremental revenues.

Our pre-insulated tubing products are manufactured in our facilities in San Marcos and the Netherlands. The majority of our pre-insulated tubing product is custom ordered and made to customers’ specifications in a two-part process. The thermal insulation is first applied over the heating cable and process tubing, and a protective plastic outer jacket is extruded onto the bundle to protect the insulation.

Our MI cable manufacturing facility in Calgary, Canada gives us adequate capacity to service the demands of clients in the oil sands projects of Western Canada in a time efficient manner. The facility’s strategic location has enabled us to expand the use of the MI cable, which is well-suited for high temperature applications and harsh, arctic environments, into a global business.

We maintain quality control testing standards in all of our manufacturing operations and perform various quality control checks on our products during the manufacturing process. We believe that our highly automated manufacturing process and multiple quality control checkpoints create high levels of operational efficiency.

Purchasing Strategy—We have multiple suppliers for all of our critical raw materials, including polymer, graphite, copper and stainless steel. For each of these raw materials, a minimum of two suppliers are selected and approved. We evaluate pricing and performance of these suppliers annually. For our low-volume custom-built electronic controller components, we select a single supplier based on past performance reliability and monitor the process closely as volumes are too low to divide this product over multiple suppliers. Our purchase specifications are usually based on industry or manufacturer standards. Testing of the raw materials is performed and documented by our suppliers and is reviewed by us at the time of receipt.

Distribution—We maintain three central distribution centers located in San Marcos, Texas, Calgary, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain “safety stocks” of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, a safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 50 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 9% of total revenues in fiscal 2011.

Sales and Marketing

Our direct sales force, consisting of 79 employees, is focused on positioning us with major end-users and engineering, procurement and construction companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective heat tracing solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international heat tracing standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high quality heat tracing products. In addition, we believe that our 15 registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

Standards and Certifications—We continually test our products to demonstrate that they can withstand harsh operating environments. Our heating cable products and associated design practices are subjected to various tests, including heat output, thermal stability and long-term aging, with the goal of producing products capable of performing at or beyond the expectations of our customers. All products are further tested and certified by various approval agencies to verify compliance with applicable industry standards.

Our products comply with national and international heat tracing industry standards such as ANSI/IEEE-515 in the United States, Canadian Standards Association 130.03 in Canada; International Electrical Commission 60079-30-1 in Europe, IECEx in Australia and ANSI/IEC in the Middle East. We also hold product certifications from approval agencies around the world.

Competition

The global industrial electric heat tracing industry is fragmented and consists of approximately 40 companies, that typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is Tyco Thermal Controls, a subdivision of Tyco International Ltd.

Heat tracing providers differentiate themselves through value-added services, long-term customer relationship management and the ability to provide a full range of solutions. We differentiate ourselves from local providers by a global footprint, a full suite of products and services and a track record with some of the largest multinational energy, chemical processing, power and EPC companies in the world. In addition, we are dedicated solely to providing thermal solutions, whereas some of our competitors’ thermal solutions operations constitute only one of numerous operating segments.

Intellectual Property and Technology

The heat tracing industry is highly competitive and subject to the introduction of innovative techniques and services using new technologies. We have at least 40 registered patents in the United States, some of which have foreign equivalents. Of the United States registered patents, six remain active, along with several foreign equivalents. While we have patented some of our products and processes, we historically have not relied upon patents to protect our design or manufacturing processes or products, and our patents are not material to our operations or business. Instead, we rely significantly on maintaining confidential our trade secrets, manufacturing know-how and other proprietary rights and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. We have 15 registered trademarks in the United States and an additional 20 recognized brand names. We also rely on a significant number of unregistered trademarks, primarily abroad, but also in the United States, in the day-to-day operation of our business.

Research and Development

Our research and development group is focused on identifying new technologies to enhance our industrial heat tracing solutions through identifying opportunities to maximize product reliability and reduce the customer’s total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current initiatives include conductive polymer technology research and the development of integrated control systems and advanced communication software for our electric heat tracing systems.

Employees

As of March 31, 2011, we employed approximately 658 persons on a full-time basis worldwide. None of our employees is covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage or strike. We consider our employee relations to be good.

Governmental Regulation

Due to the international scope of our operations, we are subject to complex United States and foreign laws governing, among others, anti-corruption matters, export controls, economic sanctions, antiboycott rules, currency exchange controls and transfer pricing rules. These laws are administered, among others, the U.S. Department of Justice, the SEC, the Internal Revenue Service, Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, or OAC, and the Office of Foreign Assets Control, or OFAC, as well as the counterparts of these agencies in foreign countries. Our policies mandate compliance with these laws. Despite our training and compliance programs, no assurances can be made that we will be found to be operating in full compliance with, or be able to detect every violation of, any such laws. For example, we paid penalties of $176,000 and $14,613 in 2009 to BIS and OFAC, respectively, to settle allegations that certain of our subsidiaries had committed apparent export control and economic sanctions violations that we voluntarily disclosed to the agencies. In August 2010, we paid a penalty of $32,500 to OAC to settle allegations that certain of our subsidiaries had committed apparent violations of antiboycott laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

Environmental Compliance

Our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites, the emission of greenhouse gases, and workplace health and safety. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our sites are affected by soil and groundwater contamination relating to historical site operations, which could require us to incur expenses to investigate and remediate the contamination in compliance with environmental laws. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. A failure to obtain, maintain, and comply with these permit requirements could result in substantial penalties, including facility shutdowns. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties, Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gasses, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers’ premises.

ITEM 1A.  RISK FACTORS

The following risk factors address the material risks concerning our business. If any of the risks discussed in this annual report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt could be materially and adversely affected and the market price per share of our common stock could decline significantly. Some statements in this annual report, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business and Industry

The markets we serve are subject to general economic conditions and cyclical demand, which could harm our business and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.

Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which our customers and end users operate. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Prolonged periods of little or no economic growth could decrease demand for oil and gas which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance.

A sustained downturn in the energy industry, due to oil and gas prices decreasing or otherwise, could decrease demand for some of our products and services, which could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our revenue historically has been generated by end-users in the upstream oil and gas markets. The businesses of most of our customers in the energy industry are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas have been very volatile over the past four years, with significant increases until achieving historic highs in July 2008, followed immediately by a steep decline through 2009 and moderate increases throughout 2010 and in early 2011. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock.

As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability or cash flows or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have a material adverse effect on our business and financial condition.

For fiscal 2011, approximately 69% of our revenues were generated outside of the United States, and approximately 37% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

Conducting business outside the United States is subject to additional risks, including the following:

•                  changes in a specific country’s or region’s political, social or economic conditions, particularly in emerging markets;

•                  trade relations between the United States and those foreign countries in which our customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;

•                  restrictions on our ability to own or operate subsidiaries in, expand in and repatriate cash from, foreign jurisdictions;

•                  exchange controls and currency restrictions;

•                  the burden of complying with multiple and potentially conflicting laws;

•                  potentially negative consequences from changes in U.S. and foreign tax laws;

•                  difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;

•                  different regulatory regimes controlling the protection of our intellectual property;

•                  difficulty in the enforcement of contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts; and

•                  transportation delays or interruptions.

One or more of these factors could prevent us from successfully expanding our presence in international markets, could have a material adverse effect on our revenues, profitability or cash flows or cause an increase in our liabilities. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business.

A failure to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. The dollar amount of backlog as of March 31, 2011 was $76.3 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. For example, a delay in the completion of a large Greenfield project resulted in approximately several million dollars in revenue attributable to such project being realized in the quarter ended September 30, 2010, which was one quarter later than expected. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to raw materials, an adequate and capable workforce, engineering expertise for certain projects, sufficient manufacturing capacity and, in some cases, our reliance on subcontractors. For example, we are currently evaluating the expansion of our principal manufacturing facility in San Marcos, Texas, which we expect will serve our production capacity needs at that location for at least five years based on our current business plan. We cannot, however, provide any assurance that such expansion will be undertaken in a timely fashion, or at all, or that we will realize the gain in capacity we expect. The availability of these factors may in some cases be subject to conditions outside of our control. A failure to deliver in accordance with our performance obligations may result in financial penalties and damage to existing customer relationships, our reputation and a loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our financial performance.

Our future revenue depends in part on our ability to bid and win new contracts. Our failure to effectively obtain future contracts could adversely affect our profitability.

Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large Greenfield projects, which are frequently subject to competitive bidding processes. For example, for fiscal 2011, approximately 17% of our revenue consisted of designing, engineering, supplying and/or installing equipment for large Greenfield projects pursuant to competitive bids. Our revenue from major projects depends in part on the level of capital expenditures in our principal end markets, including the energy, chemical processing and power generation industries. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

We may be unable to compete successfully in the highly competitive markets in which we operate.

We operate in competitive domestic and international markets and compete with highly competitive domestic and international manufacturers and service providers. The fragmented nature of the industrial electric heat tracing industry, which consists of approximately 40 companies, makes the market for our products and services highly competitive. A number of our direct and indirect competitors are major multinational corporations, some of which have substantially greater technical, financial and marketing resources than us, and additional competitors may enter these markets. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations or cash flows.

We may not be able to effectively manage our exchange rate and/or currency transaction risks. Volatility in currency exchange rates may decrease our revenues and profitability, adversely affect our liquidity and impair our financial condition. We have not historically entered into hedging instruments to manage our exchange rate risk.

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthens relative to the value of the local currency, we may be less competitive in bidding for those projects. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for additional information regarding our foreign currency exposure relating to operations.

In order to meet our global cash management needs, we often transfer cash between the United States and foreign operations and sometimes between foreign entities. In addition, our debt service requirements are primarily in U.S. Dollars and a substantial portion of our cash flow is generated in foreign currencies, and we may need to repatriate cash to the United States in order to meet our U.S. debt service obligations, including on our senior secured notes. These transfers of cash expose us to currency exchange rate risks, and significant changes in the value of the foreign currencies relative to the U.S. Dollar could limit our ability to meet our debt obligations, including under our senior secured notes, and impair our financial condition.

Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations.

Due to the nature of our business, we may be liable for damages based on product liability claims. We are also exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services.

We face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. Although we maintain quality controls and procedures, we cannot be sure that our products will be free from defects. If any of our products prove to be defective, we may be required to replace the product. In addition, we may be required to recall or redesign such products, which could result in significant unexpected costs. Some of our products contain components manufactured by third parties, which may also have defects. In addition, if we are installing our products, we may be subject to claims that our installation caused damage or loss. Our products are often installed in our customers’ or end users’ complex and capital intensive facilities in inherently hazardous or dangerous industries, including energy, chemical processing and power generation, where the potential liability from risk of loss could be substantial. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any potential liabilities. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be insufficient to cover claims made against us. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations.

Under our customer contracts, we often indemnify our customers from damages and losses they incur due to our work or services performed by us, as well as for losses our customers incur due to any injury or loss of life suffered by any of our employees or our subcontractor’s personnel occurring on our customer’s property. Many, but not all, of our customer contracts include provisions designed to limit our potential liability by excluding consequential damages and lost profits from our indemnity obligations. However, substantial indemnity claims may exceed the amount of insurance we maintain and could have a material adverse affect on our reputation, business, financial condition or results of operations.

A material disruption at any of our manufacturing facilities could adversely affect our results of operations.

If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and otherwise meet customer demand for our products, which could adversely affect our financial performance. For example, our marketing and research & development buildings, located on the same campus as our corporate headquarters and primary manufacturing facility in San Marcos, Texas, were destroyed by a tornado in January 2007.

Interruptions in production, in particular at our manufacturing facilities in San Marcos, Texas, or Calgary, Canada, at which we manufacture the majority of our products, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance.

Our international operations and non-U.S. subsidiaries are subject to a variety of complex and continually changing laws and regulations and, in particular, export control regulations.

Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice, or the DOJ, the SEC, the Internal Revenue Service, or the IRS, Customs and Border Protection, the Bureau of Industry and Security, or BIS, the Office of Antiboycott Compliance, or OAC, and the Office of Foreign Assets Control, or OFAC, as well as the counterparts of these agencies in foreign countries. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. In 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies.

Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products or provide services outside the United States. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

In addition, our geographically widespread operations, coupled with our relatively smaller offices in many countries and our reliance on third party subcontractors, suppliers and manufacturers in the completion of our projects, make it more difficult to oversee and ensure that all our offices and employees comply with our internal policies and control procedures. We have in the past experienced employee theft, although the amounts involved have not been material, and we cannot assure you that we can ensure compliance with our internal control policies and procedures.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The U.S. Foreign Corrupt Practices Act, which we refer to as the FCPA, and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

Our dependence on subcontractors could adversely affect our results of operations.

We often rely on third party subcontractors as well as third party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

We may lose money on fixed-price contracts, and we are exposed to liquidated damages risks in many of our customer contracts.

We often agree to provide products and services under fixed-price contracts, including our turnkey solutions. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based. This may occur for various reasons, including errors in estimates or bidding, changes in availability and cost of labor and raw materials and unforeseen technical and logistical challenges, including with managing our geographically widespread operations and use of third party subcontractors, suppliers and manufacturers in many countries. These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our operating results. In addition, many of our customer contracts, including fixed-price contracts, contain liquidated damages provisions in the event that we fail to perform our obligations thereunder in a timely manner or in accordance with the agreed terms, conditions and standards.

If we lose our senior management or other key employees, our business may be adversely affected.

Our ability to successfully operate and grow our global business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. If we lose the services of our senior management or other key employees and are unable to find qualified replacements with comparable experience in the industry, our business could be negatively affected. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel, such as engineers and other skilled labor, and in particular management and skilled employees for our foreign operations.

Our business strategy includes acquiring smaller, value-added companies and making investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

Acquisitions and investments may involve cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions involve numerous other risks, including:

•                  diversion of management time and attention from daily operations;

•                  difficulties integrating acquired businesses, technologies and personnel into our business;

•                  potential loss of key employees, key contractual relationships or key customers of acquired companies or of us; and

•                  assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

We have limited experience in acquiring or integrating other businesses or making investments or undertaking joint ventures with others. It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We are subject to numerous environmental and health and safety laws and regulations, as well as potential environmental liabilities, which may require us to make substantial expenditures.

Our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites and workplace health and safety. As an owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties. Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gases, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers’ premises.

Additional liabilities related to taxes or potential tax adjustments could adversely impact our financial results, financial condition and cash flow.

We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time in the past. Some of these assessments may be substantial, and also may involve the imposition of substantial penalties and interest. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. The resolutions of our tax positions are unpredictable. The payment of substantial additional taxes, penalties or interest resulting from any assessments could materially and adversely impact our results of operations, financial condition and cash flow.

Even though we have increased and may in the future increase our repatriation of cash earned by our non-U.S. subsidiaries to fund one-time redemptions of our outstanding senior secured notes or other extraordinary corporate events in the United States, we will leave a portion of such cash outside the United States as permanently reinvested earnings and profits. Accordingly, our current estimated annual effective tax rate is based on partial, and not full, repatriation of cash earned by our non-U.S. subsidiaries. If we underestimate our need for repatriated cash, or our needs change, significant tax adjustments may result.

The obligations associated with being a public company require significant resources and management attention.

Due to TGH being a public company with listed equity securities and THC having SEC-registered debt securities, we are required to comply with certain laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, which we refer to the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the New York Stock Exchange, which we refer to as the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and results in significant legal, accounting and other expenses. We maintain, and will continue to maintain, internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs incurred in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments and attestation by our independent registered public accounting firm of the effectiveness of our internal control over financial reporting. Starting with the annual report for the fiscal year ending March 31, 2012, we will be required to file an annual management assessment of the effectiveness of our internal control over financial reporting with the SEC. For the fiscal year ending March 31, 2013, in addition to the management assessment, we will have to file an attestation by our independent registered public accounting firm of the effectiveness of our internal control over financial reporting with the SEC. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we or our independent registered public accounting firm may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we fail to comply with Section 404, or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, which could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.

We have substantial indebtedness. At March 31, 2011, THC had $210.0 million outstanding in senior secured notes.  After taking into account the optional redemptions of $21.0 million aggregate principal amount of our senior secured notes that occurred on each of April 29, 2011 and June 9, 2011, we have long-term debt of $168.0 million, all of which is secured.  Our senior secured notes accrue interest at a fixed rate of 9.500%, payable in cash semi-annually on May 1 and November 1 of each year. If our cash flows and capital resources are insufficient to fund the interest payments on our senior secured notes and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

If we cannot make scheduled payments on our debt, or if we breach any of the covenants in debt agreements, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to lend us money and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation.

In addition, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness, including our ability to service our indebtedness.

A significant portion of our business is conducted through foreign subsidiaries and our failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.

Approximately 69% of our fiscal 2011 revenues were generated outside of the United States. While we have been able to meet the regular interest payment obligations on our senior secured notes to date from cash generated through our U.S. operations and expect to be able to continue to do so in the future, we may seek to repatriate cash for other uses, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In particular, to the extent our foreign subsidiaries incur additional indebtedness, the ability of our foreign subsidiaries to provide us with cash may be limited. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our foreign subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes. Therefore, to the extent that we must use cash generated in foreign jurisdictions, there may be a cost associated with repatriating cash to the United States.

We rely heavily on trade secrets to gain a competitive advantage in the market and the unenforceability of our nondisclosure agreements may adversely affect our operations.

The heat tracing industry is highly competitive and subject to the introduction of innovative techniques and services using new technologies. While we have patented some of our products and processes, we historically have not relied upon patents to protect our design or manufacturing processes or products, and our patents are not material to our operations or business. Instead, we rely significantly on maintaining confidential our trade secrets and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. If the provisions of these agreements are found unenforceable in any jurisdiction within which we operate, the disclosure of our proprietary information may place us at a competitive disadvantage. Even where the provisions are enforceable, the confidentiality clauses may not provide adequate protection of our trade secrets and proprietary information in every jurisdiction.

We may be unable to prevent third parties from using our intellectual property rights, including trade secrets and know-how, without our authorization or from independently developing intellectual property that is the same as or similar to ours, particularly in those countries where the laws do not protect our intellectual property rights as fully as in the United States. The unauthorized use of our trade secrets or know-how by third parties could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business or increase our expenses as we attempt to enforce our rights.

Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged.

We have obtained and applied for some U.S. and, to a lesser extent, foreign trademark registrations and will continue to evaluate the registration of additional trademarks. We cannot guarantee that any of our pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. In addition, we rely on a number of significant unregistered trademarks, primarily abroad, but also in the United States, in the day-to-day operation of our business. Without the protections afforded by registration, our ability to protect and use our trademarks may be limited and could negatively affect our business.

In addition, while we have not faced intellectual property infringement claims from others in recent years, in the event successful infringement claims are brought against us, particularly claims (under patents or otherwise) against our product design or manufacturing processes, such claims could have a material adverse affect on our business, financial condition or results of operation.

Risks Related to Ownership of Our Common Stock

The price of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including: (i) quarterly fluctuations in our operating results; (ii) changes in investors’ and analysts’ perception of the business risks and conditions of our business or our competitors; (iii) our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; (iv) unfavorable commentary or downgrades of our stock by equity research analysts; (v) the emergence of new sales channels in which we are unable to compete effectively; (vi) disruption to our operations; (vii) termination of lock-up agreements or other restrictions on the ability of our existing stockholders to sell their shares; (viii) fluctuations in the stock prices of our peer companies or in stock markets in general; and (ix) general economic or political conditions.

Future sales of our common stock may lower our stock price.

If our existing stockholders sell a large number of shares of our common stock in the public market, the market price of our common stock could decline significantly. In addition, the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of our common stock, regardless of the actual plans of our existing stockholders. As of June 13, 2011, we had 29.5 million shares of our common stock outstanding, 10.6 million shares of which are immediately available for resale in the public market and 18.9 million of which will become available for resale in the public market after November 1, 2011 (subject to extension under certain circumstances), and subject to certain restrictions, including limitations under Rule 144 and restrictions on open market transfers pursuant to the terms of our Securityholder Agreement (as described below in Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Securityholder Agreement”). In addition, we have filed a registration statement on Form S-8 under the Securities Act registering all of the shares of common stock subject to outstanding options (including 2.8 million shares subject to vested stock options) as well as shares of our common stock that may otherwise be covered by additional options and other awards granted under our existing equity incentive plans. See Item 11, “Executive Compensation—Elements of Our Compensation Program — Long-Term Incentives-Restricted Stock and Stock Option Plan” and “Executive Compensation—2011 Long-Term Incentive Plan.” These shares can be sold in the public market upon issuance, subject to certain restrictions, including restrictions under the securities laws applicable to resales by affiliates.

In addition, beginning November 1, 2011 (subject to extension under certain circumstances), CHS will have the right, subject to certain exceptions and conditions, to require us to register their 9,556,793 shares of common stock under the Securities Act, and holders of an additional 9,301,712 shares of our common stock will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt that our stockholders may find beneficial.

Our second amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•                  authorizing our board of directors, without further action by the stockholders, to issue blank check preferred stock;

•                  limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•                  requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•                  authorizing our board of directors, without stockholder approval, to amend our amended and restated bylaws;

•                  limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on our board of directors to our board of directors then in office; and

•                  subject to certain exceptions, limiting our ability to engage in certain business combinations with an “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. Any provision of our second amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our existing stockholders exert significant influence over us, and their interests may not coincide with yours.

CHS and its affiliates beneficially own, in the aggregate, 32.4% of our outstanding common stock. CHS and its affiliates, together with our other sponsors and their respective affiliates, beneficially own, in the aggregate, 53.3% of our outstanding common stock.  As a result, our sponsors, acting individually or together, could control substantially all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions. In addition, pursuant to the terms of our Securityholder Agreement (as described below in Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Securityholder Agreement”), CHS will continue to have the ability to designate one member of our board of directors and to require all other parties to the Securityholder Agreement to sell their respective shares of our common stock, on substantially the same terms and conditions as CHS is selling its shares, in the event that CHS approves a sale of us. The parties to the Securityholder Agreement, other than CHS, own in the aggregate 31.5% of our outstanding common stock. The interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even if that change in control would benefit our stockholders. This significant concentration of stock ownership and voting power may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further information about the equity interests held by our sponsors and their respective affiliates.

Moreover, our second amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be presented to the sponsors or any of their respective affiliates (other than us and our subsidiaries), subsidiaries, officers, directors, agents, stockholders, members, partners and employees and that may be a business opportunity for such sponsor, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of the sponsors has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

We are eligible to take advantage of the NYSE’s “controlled company” exemption from certain NYSE corporate governance requirements, and if we elect to do so, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements. We are eligible to take advantage of the “controlled company” exception in light of the collective voting power of our sponsors and their respective affiliates. We currently are not relying on this exception, but may elect to do so in the future. If we were to elect to be treated as a “controlled company” in the future, we would be exempt from certain NYSE corporate governance requirements, including the requirements that our board of directors consist of a majority of independent directors and that we have compensation and nominating and corporate governance committees comprised entirely of independent directors, and our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline.

The market price of our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price of our common stock or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or if our operating results or prospects do not meet their expectations, the market price of our common stock could decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters and principal executive offices are located at 100 Thermon Drive, San Marcos, Texas. A summary of the physical properties that we use as of March 31, 2011 follows in the table below.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. We have manufacturing facilities in the United States, Canada, Europe and India. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards.

Location	Country	Approximate Size	Function	Owned/ Leased
Corporate Headquarters San Marcos, TX*	United States	150,000 sq. ft. on 30 acres	Manufacturing, fabrication, sales, engineering, marketing, research & development, warehouse and Corporate Headquarters	Owned
Hunter Road Facility San Marcos, TX	United States	26,800 sq. ft.	Fabrication, engineering and warehouse	Leased
McCarty Lane Property San Marcos, TX	United States	6.6 acres	Storage	Owned
Houston, TX	United States	44,000 sq. ft. on 4.2 acres	Fabrication, sales, engineering and warehouse	Owned
Baton Rouge, LA	United States	10,000 sq. ft.	Sales, engineering and warehouse	Owned
Newark, DE	United States	850 sq. ft.	Sales	Leased
Office—Calgary, AB	Canada	34,000 sq. ft.	Fabrication, sales, engineering and warehouse	Leased
MI Plant—Calgary, AB	Canada	46,000 sq. ft.	Manufacturing, fabrication and warehouse	Leased
Edmonton, AB	Canada	4,250 sq. ft.	Sales and warehouse	Leased
Sarnia, ON	Canada	4,500 sq. ft.	Sales and warehouse	Leased
Mexico City	Mexico	2,000 sq. ft.	Sales and engineering	Leased
Pijnacker	Netherlands	35,000 sq. ft. on 1.5 acres	Manufacturing, fabrication, sales, engineering, warehouse, marketing and European Headquarters	Owned
Moscow	Russia	3,050 sq. ft.	Sales and engineering	Leased
Paris	France	2,000 sq. ft.	Sales and engineering	Leased
Gateshead, Tyne & Wear	United Kingdom	5,000 sq. ft.	Sales and engineering	Leased
Bergisch Gladbach	Germany	2,750 sq. ft.	Sales and engineering	Leased
Manama	Bahrain	700 sq. ft.	Sales and engineering	Leased
Shanghai	China	2,500 sq. ft.	Sales and engineering	Leased
Beijing	China	1,500 sq. ft.	Sales and engineering	Leased
Mumbai	India	3,750 sq. ft.	Sales and engineering	Leased
Koregon Bhima	India	15,000 sq. ft. on 2.3 acres	Manufacturing, fabrication and warehouse	Owned
Caringbah, New South Wales	Australia	200 sq. ft.	Sales	Leased
Bayswater, Victoria	Australia	1,350 sq. ft.	Fabrication, sales, engineering and warehouse	Owned
Kuala Lumpur	Malaysia	475 sq. ft.	Sales and engineering	Leased
Yokohama	Japan	1,500 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	3,000 sq. ft.	Sales and engineering	Leased

*                                         We anticipate expanding our Corporate Headquarters San Marcos, Texas facility during fiscal 2012 with the addition of an approximately 50,000 sq. ft. manufacturing building.

ITEM 3.  LEGAL PROCEEDINGS

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below.

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Five cases are currently pending. Insurers are defending us in two of the five lawsuits, and we expect that an insurer will defend us in the remaining three matters. Of the concluded suits, there were five cost of defense settlements and the remainder were dismissed without payment. All amounts paid in connection with such settlements were immaterial. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage. We can give no assurances that we will prevail in any of these matters.

ITEM 4.  RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of TGH began trading on the NYSE on May 5, 2011 under the symbol “THR.”  Prior to that time, there was no public trading market for the common stock of TGH. The high and low per-share sale prices for the common stock of TGH as reported by the NYSE for the period from May 5, 2011 to June 13, 2011 were $13.14 and $11.70. The last reported sale price for TGH’s common stock as reported on the NYSE on June 13, 2011 was $12.46 per share.

THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.

As of June 13, 2011, the common stock of TGH was held of record by at least 78 holders and there were 29,523,641 shares of TGH common stock outstanding.

Dividend Information

In December 2009, Thermon Holdings, LLC, the predecessor to the Company for financial statement reporting purposes, declared a cash dividend in the amount of $182.18 per issued and outstanding equity interest (or $8.6 million in the aggregate).  Since the completion of the CHS Transactions on April 30, 2010, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law and other factors. In particular, the indenture governing our senior secured notes and our revolving credit facility limit our ability to pay dividends from cash generated from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”  See also Note 14, “Stock-Based Compensation Expense” to the consolidated financial statements of TGH included elsewhere in this annual report.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2011, neither TGH nor THC made any repurchases of its own common stock.

Recent Sales of Unregistered Securities

Since the incorporation of TGH in March 2010, TGH has issued the following securities that were not registered under the Securities Act (after giving effect to a 192.458681-for-one split of the common stock of TGH effective as of March 31, 2011):

•                  On April 30, 2010, as part of the CHS Transactions, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms acquired Audax’s controlling interest in us. The acquisition was financed in part by an equity investment by our sponsors and certain and former members of management and key employees, whom we collectively refer to as the management investors. The sponsors and management investors acquired 24,875,669 shares of TGH common stock in exchange for an aggregate investment of $129,252,000.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions— CHS Transactions.” These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

•                  In October 2010, TGH sold 28,869 shares of common stock to Charles A. Sorrentino, a director, for $150,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act. TGH also granted stock options under the 2010 Equity Plan to purchase an aggregate of 2,648,402 shares of TGH common stock, each with an exercise price of $5.20 per share, to employees and directors and issued 9,623 shares of common stock under the 2010 Equity Plan to one employee. See Item 11, “Executive Compensation—Elements of Our Compensation Program—Long-Term Incentives—Restricted Stock and Stock Option Plan.”

•                  In December 2010, TGH sold 19,246 shares of common stock to Richard E. Goodrich, a director, for $100,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

•                  On March 1, 2011, TGH granted options under the 2010 Equity Plan to purchase an aggregate of 109,122 shares of common stock, each with an exercise price of $9.82, to employees.  See Item 11, “Executive Compensation—Elements of Our Compensation Program—Long-Term Incentives—Restricted Stock and Stock Option Plan.”

•                  In May 2011, concurrently with the pricing of the IPO, TGH granted to its executive officers and certain other employees options under the LTIP to purchase 117,600 shares of common stock. See Item 11, “Executive Compensation—2011 Long-Term Incentive Plan.”

All shares described above are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds from Sales of Registered Securities

On May 10, 2011, TGH completed the IPO, pursuant to which an aggregate of 10,000,000 shares of common stock were sold to the public at a price of $12.00 per share.  TGH sold 4,000,000 shares of its common stock, and certain stockholders of TGH sold 6,000,000 shares of TGH common stock.

On May 26, 2011, TGH and certain stockholders of TGH completed the sale of 650,000 shares of TGH common stock (575,098 shares of which were issued and sold by TGH and 74,902 shares of which were sold by certain stockholders of TGH), pursuant to the partial exercise by the underwriters of the over-allotment option granted in connection with the IPO.

TGH raised approximately $54.9 million in gross proceeds from the sale of shares in the IPO and over-allotment option, resulting in net proceeds to TGH of approximately $48.6 million, after deducting approximately $3.8 million in underwriting discounts and commissions and $2.5 million in IPO-related expenses.

All of the 10,650,000 shares of TGH common stock sold in the IPO and over-allotment option were sold pursuant to TGH’s Registration Statement on Form S-1 (File No. 333-172007), which was declared effective by the SEC on May 4, 2011.  The IPO commenced on May 4, 2011 and terminated before all but 850,000 shares of TGH common stock (which were subject to the underwriters’ over-allotment option) registered in the registration statement were sold.

Barclays Capital Inc. and Jefferies & Company, Inc. served as joint book-running managers and representatives of the several underwriters in the IPO.

There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus filed by TGH with the SEC pursuant to Rule 424(b) on May 5, 2011.  TGH contributed $21.6 million of the net proceeds from the IPO to THC to prepay $21.0 million of our senior secured notes outstanding at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest thereon, which prepayment occurred on June 9, 2011.  TGH intends to use the remaining net proceeds from the IPO for general corporate purposes.  No payments were made by TGH to directors, officers or persons owning ten percent or more of TGH common stock or to their associates, or to our affiliates, from the net IPO proceeds.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2007, March 31, 2008, March 31, 2009, March 31, 2010 and March 31, 2011. The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto for the fiscal years ended March 31, 2009, March 31, 2010 and March 31, 2011, which are contained elsewhere in this annual report.

In this annual report, we have included the consolidated financial statements of Thermon Group Holdings, Inc. as of March 31, 2011 and for the period from May 1, 2010 through March 31, 2011 (“successor”) and the consolidated financial statements of Thermon Holdings, LLC for the fiscal years ended March 31, 2010 and March 31, 2009, for the period from August 30, 2007 through March 31, 2008 (“predecessor”), and for the period from April 1, 2007 through August 29, 2007 (“pre-predecessor”). Concurrent with the completion of the CHS Transactions on April 30, 2010, Thermon Holdings, LLC no longer owned any interest in us, and, beginning with the period from May 1, 2010 through March 31, 2011, we reported the consolidated financial statements of Thermon Group Holdings, Inc. We do not anticipate that there would have been any material difference in our consolidated financial statements and notes thereto for the fiscal years ended March 31, 2008, March 31, 2009 and March 31, 2010 had such statements been prepared for Thermon Group Holdings, Inc., except as it relates to purchase accounting in connection with the CHS Transactions.

The presentation of fiscal 2008 includes the combined results of the pre-predecessor and predecessor periods, and the presentation of fiscal 2011 includes the combined results of the predecessor and successor periods. We have presented the combination of these respective periods because it provides an easier-to-read discussion of the results of operations and provides the investor with information from which to analyze our financial results in a manner that is consistent with the way management reviews and analyzes our results of operations. In addition, the combined results provide investors with the most meaningful comparison between our results for prior and future periods. Please refer to Notes 1 and 2 to the table set forth in this Item 6, “Selected Financial Data” below and our historical consolidated financial statements and notes thereto for the fiscal years ended March 31, 2008 and March 31, 2011 included elsewhere in this annual report for a separate presentation of the results for the pre-predecessor and predecessor, and predecessor and successor periods, respectively.

	Pre- Predecessor	Pre- Predecessor/ Predecessor Combined (Non- GAAP)(1)	Predecessor		Predecessor/ Successor Combined (Non- GAAP)(2)
	Year Ended March 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$121,410	$185,811	$202,755	$192,713	$238,808
Cost of sales	66,102	102,946	105,456	101,401	128,460
Purchase accounting adjustments(3)	—	7,146	—	—	7,614
Gross profit	$55,308	$75,719	$97,299	$91,312	$102,734
Operating expenses:
Marketing, general and administrative and engineering	37,361	47,044	49,807	47,343	58,425
Amortization of intangible assets	—	6,716	6,627	2,426	18,245
Income from operations	$17,947	$21,959	$40,865	$41,543	$26,064
Interest income	64	167	94	6	49
Interest expense	(882)	(8,374)	(9,625)	(7,357)	(29,000	)(4)
(Gain/(loss) on disposition of property, plant and equipment	428	(116)	(18)	(1)	(1,101)
Loss on retirement of debt	—	—	—	—	(630)
Success fees to owners related to the CHS Transactions(5)	—	—	—	—	(7,738)
Miscellaneous income/(expense)(5)	(1,400)	(12,937)	(3,120)	(1,285)	(14,125)
Income (loss) from continuing operations before provision for income taxes	$16,157	$699	$28,196	$32,906	$(26,481)
Income tax benefit (expense)	(5,429)	(21,712)	(1,795)	(13,966)	11,274
Income (loss) from continuing operations	$10,728	$(21,013)	$26,401	$18,940	$(15,207)
Discontinued operations:
Income from operations (less applicable income tax provision (benefit) of ($79) and $229 in 2006 and 2007)	446	—	—	—	—
Gain on disposal of discontinued operations (less applicable income tax of $112 in 2007)	219	—	—	—	—
Net income (loss)(6)	$11,393	$(21,013)	$26,401	$18,940	$(15,207)
Other Financial and Operating Data:
Adjusted EBITDA(7)	$19,548	$37,548	$47,497	$44,990	$55,663
Capital expenditures	6,432	5,315	2,708	1,587	1,799
Backlog at end of period(8)	52,229	77,497	66,779	82,459	76,298

	Pre- Predecessor/ Predecessor Combined (Non- GAAP)(1)	Predecessor			Predecessor/ Successor Combined (Non- GAAP)(2)
	At March 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,062	$6,474	$13,402	$30,147	$51,266
Accounts receivable, net	27,924	45,016	37,874	41,882	40,013
Inventory, net	18,766	25,136	25,103	22,835	31,118
Total assets	72,769	213,301	193,736	221,116	451,032
Total debt	11,809	120,951	99,032	109,249	212,063
Total shareholders’ equity	30,515	20,345	38,214	55,074	126,532

(1)

The closing of the Audax Transaction on August 30, 2007 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from August 30, 2007 through March 31, 2008 (“predecessor”) as compared to the period from April 1, 2007 through August 29, 2007 (“pre-predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our historical consolidated financial statements and notes thereto for the year ended March 31, 2008 included elsewhere in this annual report for a separate presentation of the results for the pre-predecessor and predecessor periods in accordance with U.S. generally accepted accounting principles (or “GAAP”).

	For the Period From April 1, Through August 29, 2007 (Pre-Predecessor)	For the Period From August 30, 2007 Through March 31, 2008 (Predecessor)	Year Ended March 31, 2008 (Pre- Predecessor/ Predecessor Combined)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$61,615	$124,196	$185,811
Cost of revenues	33,801	76,291	110,092
Gross profit	27,814	47,905	75,719
Marketing, general and administrative and engineering	17,182	29,862	47,044
Amortization of intangible assets	—	6,716	6,716
Income from operations	10,632	11,327	21,959
Interest income	13	154	167
Interest expense	(440)	(7,934)	(8,374)
Loss on disposition of property, plant and equipment	(75)	(41)	(116)
Miscellaneous income/(expense)	(9,222)	(3,715)	(12,937)
Income (loss) before provision for income taxes	908	(209)	699
Income tax expense	(1,693)	(20,019)	(21,712)
Net loss	$(785)	$(20,228)	$(21,013)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(10,573)	$9,328	$(1,245)
Investing activities	194	(150,150)	(149,956)
Financing activities	10,870	147,280	158,150
Effect of exchange rates on cash and cash equivalents	1,147	16	1,163
Capital expenditures	1,085	4,229	5,315
Depreciation and amortization	654	15,629	16,283

(2)

The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through March 31, 2011 (“successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our historical consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011 included elsewhere in this annual report for a separate presentation of the results for the predecessor and successor periods in accordance with GAAP.

	For the Period From April 1, Through April 30, 2010 (Predecessor)	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	Fiscal Year Ended March 31, 2011 (Predecessor/ Successor Combined)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$13,063	$225,745	$238,808
Cost of revenues	6,447	122,013	128,460
Purchase accounting non-cash adjustment		7,614	7,614
Gross profit	6,616	96,118	102,734
Marketing, general and administrative and engineering	4,263	54,162	58,425
Amortization of intangible assets	215	18,030	18,245
Income from operations	2,138	23,926	26,064
Interest income	7	42	49
Interest expense	(6,229)	(22,770)	(29,000)
Loss on retirement of debt	—	(630)	(630)
Success fees to owners related to the CHS Transactions	(4,716)	(3,022)	(7,738)
Loss on disposition of property plant and equipment	—	(1,101)	(1,101)
Miscellaneous income/(expense)	(8,901)	(5,224)	(14,125)
Loss before provision for income taxes	(17,701)	(8,780)	(26,481)
Income tax benefit (expense)	17,434	(6,160)	11,274
Net loss	$(267)	$(14,940)	$(15,207)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(6,402)	$38,962	$32,560
Investing activities	(1,494)	(316,605)	(318,099)
Financing activities	(19,385)	326,316	306,931
Capital expenditures	(97)	(1,702)	(1,799)
Depreciation and amortization	392	27,538	20,316
Purchase accounting adjustment to cost of goods sold	—	7,614	7,614
Amortization of deferred debt cost to interest expense	2,586	3,948	6,534
Effect of exchange rates on cash and cash equivalents	(14)	2,593	2,579

(3)

In fiscal 2008, there was a non-cash negative impact of $7.1 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the Audax Transaction. In the fiscal year ended March 31, 2011, there was a similar non-cash negative impact of $7.6 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(4)

Interest expense for the fiscal year ended March 31, 2011 of $29.0 million included increased interest and amortization related to the CHS Transactions, including interest expense on our revolving credit facility and our senior secured notes issued on April 30, 2010 to finance in part the CHS Transactions, as well as $2.0 million of unused bridge loan fee amortization, $3.1 million of prepayment fees and $2.6 million of accelerated amortization of the deferred debt costs associated with the repaid debt.

(5)

Miscellaneous expense for fiscal 2008 of $(12.9) million consisted primarily of $(8.8) million of non-recurring expenses related to the Audax Transaction, a $(3.9) million employee compensation transaction bonus related to the Audax Transaction, $(0.3) million of foreign exchange transaction losses and $(0.3) million of compliance fees and related costs, partially offset by $0.4 million in net miscellaneous income. Miscellaneous expense for the fiscal year ended March 31, 2011 of $(21.9) million, which includes “Success fees to owners related to the CHS Transactions,” consisted primarily of $(22.7) million of non-recurring expenses related to the CHS Transactions, and partially offset by $0.6 million of income related to the reversal of our compliance reserve.

(6)

We have not presented net income (loss) per share amounts for the periods presented herein, as the capital structures of the pre-predecessor, predecessor and successor are substantially different, and the net income

(loss) per share amounts are therefore not comparable or meaningful. Please refer to our consolidated financial statements and notes thereto for fiscal 2009, fiscal 2010 and for fiscal 2011, which are contained elsewhere in this annual report, for a presentation of the net income (loss) per share and the weighted average shares outstanding for the pre-predecessor, predecessor and successor periods.

(7)

Adjusted EBITDA represents net income (loss) before interest expense (net of interest income), income tax expense, depreciation and amortization expense and other non-cash charges such as stock-based compensation expense, transaction expenses incurred in connection with the Audax Transaction and the CHS Transactions, and other unusual non-recurring transactions not associated with our ongoing operations, such as the loss on retirement of debt and non-recurring employee bonuses. Disclosure in this annual report of Adjusted EBITDA, which is a “non-GAAP financial measure” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from continuing operations or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA. Adjusted EBITDA should be considered in addition to, not as a substitute for, income from operations, net income (loss) and other measures of financial performance reported in accordance with GAAP. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented in this table and elsewhere in this annual report:

	Pre- Predecessor/ Predecessor Combined (Non-GAAP)		Predecessor				Predecessor/ Successor Combined (Non-GAAP)
	Year Ended March 31,
	2007		2008	2009		2010	2011
	(dollars in thousands)
Net income (loss)	$11,393		$(21,013)	$26,401		$18,940	$(15,207)
Interest expense, net	818		8,207	9,531		7,351	28,951
Income tax expense	5,429		21,712	1,795		13,966	(11,274)
Depreciation and amortization expense	1,398		15,892	8,497		4,424	27,930
Stock-based compensation expense	—		—	—		—	1,939
Loss on retirement of debt(a)	—		—	—		—	630
Audax Transaction expenses(b)	—		8,820	—		—	—
CHS Transactions expenses(c)	—		—	—		309	22,694
Other sale transaction expenses	510	(d)	—	1,273	(e)	—	—
Non-recurring employee bonus(f)	—		3,930	—		—	—
Adjusted EBITDA	$19,548		$37,548	$47,497		$44,990	$55,663

(a)

Represents accrued premium associated with redemption of $21.0 million of our senior secured notes on June 9, 2011. The partial redemption occurred at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest thereon.

(b)	Represents expenses related to the sale process that culminated with the successful completion of the Audax Transaction, which were incurred in fiscal 2008.

(c)	Represents expenses related to the sale process that culminated with the successful completion of the CHS Transactions, which were incurred during fiscal 2010 and the fiscal year ended March 31, 2011.

(d)

Represents legal, financial and other advisory and consulting fees and expenses incurred in fiscal 2007 when our founder and his family, our controlling stockholders at the time, engaged in negotiations to sell their controlling interest in us. This transaction was ultimately abandoned by the parties in fiscal 2007.

(e)

Represents legal, financial and other advisory and consulting fees and expenses incurred during fiscal 2009 when Audax engaged in negotiations to sell their controlling interest in us. Negotiations were abandoned by the parties in fiscal 2009.

(f)	Represents non-recurring bonuses paid to employees prior to the Audax Transaction.

(8)	Represents the future revenue attributable to signed, but unperformed, purchase orders that set forth specific revenue amounts at the end of the applicable period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. The discussions in this section contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in Item 1A,”Risk Factors.” Actual results could differ materially from those discussed below.

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For the fiscal year ended March 31, 2011, 69% of our revenues were generated outside of the United States.

Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services and installation services. Our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by customer in excess of $1 million annually (excluding sales to agents, who typically resell our products to multiple customers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations.

We believe that our robust pipeline of planned projects, as evidenced by our growing backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2011 was $76.3 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

Cost of sales.  Our cost of revenues includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering cost directly associated to projects, direct labor cost, external sales commissions, and other costs associated with our manufacturing/fabrication shops. The other costs associated with our manufacturing/fabrication shops are mainly indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers, and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance, however, that we may be able to pass along such cost increases to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

Operating expenses.  Our marketing, general and administrative and engineering expenses are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses and other costs related to research and development, insurance, professional fees, the global integrated business information system, provisions for bad debts and warranty.

Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described above under Item 1A, “Risk Factors” and elsewhere in this annual report and those described below:

•                  Timing of Greenfield projects.  Our results of operations in recent years have been impacted by the various construction phases of large Greenfield projects. On very large projects, we are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest Greenfield projects may generate revenue for several quarters. In the early stages of a Greenfield project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers.  Therefore, we typically provide a mix of products and services during each phase of a Greenfield project, and our margins fluctuate accordingly.

•                  Cyclicality of end-users’ markets.  Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have noted particular cyclicality in capital spending for new facilities in Asia, Eastern Europe and the Middle East. Revenues derived from Europe (including the Middle East, which have historically comprised a relatively minor portion of such revenues) accounted for 26% and 27% of our total revenues during fiscal 2011 and fiscal 2010, respectively, and revenues derived from the Asia-Pacific region accounted for 11% and 12% of our total revenues during fiscal 2011 and fiscal 2010, respectively. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

•                  Impact of product mix.  Typically, both Greenfield and MRO/UE customers require our products as well as our engineering and construction services. The level of service and construction needs will affect the profit margin for each type of revenue. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Fiscal Year Ended March 31,
	2009	2010	2011
Greenfield	32%	39%	45%
MRO/UE	68%	61%	55%

We believe that our analysis of Greenfield and MRO/UE is an important measurement to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new contracts as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years.

For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenues associated with such order than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services than MRO/UE orders. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

•                  Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For fiscal 2011, MRO/UE sales comprised approximately 55% of our consolidated revenues.

•                  Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated.

	Predecessor				Predecessor/ Successor Combined (Non-GAAP)(1)
	Fiscal Year Ended March 31,
	2009		2010		2011
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$202,755	100%	$192,713	100%	$238,808		100%
Cost of sales	105,456	52	101,401	53	128,460		54
Purchase accounting adjustments(2)	—	0	—	0	7,614		3
Gross profit	$97,299	48%	$91,312	47%	$102,734		43%
Operating Expenses:
Marketing, general and administrative and engineering	$49,807	25%	$47,343	25%	$58,425		25%
Amortization of intangible assets	6,627	3	2,426	1	18,245		8
Income from operations	$40,865	20%	$41,543	22%	$26,064		11%
Interest expense, net	(9,531)	(5)	(7,351)	(4)	(28,951	)(3)	(12)
Loss on redemption of debt	—	0	—	0	(630)		( )
Success fees to owners related to the CHS Transactions	—	0	—	0	(7,738	)(4)	(3)
Miscellaneous income/(expense) net of gain (loss) on disposition of property, plant and equipment	(3,138)	(2)	(1,286)	(1)	(15,226	)(4)	(6)
Income (loss) from continuing operations before provision for income taxes	$28,196	14%	$32,906	17%	$(26,481)		(11)%
Income tax benefit (expense)	(1,795)	(1)	(13,966)	(7)	11,274		(5)
Net income (loss)	$26,401	13%	$18,940	10%	$(15,207)		(6)%

(1)

The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through March 31, 2011 (“successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to Note 2 to the table set forth in Item 6, “Selected Financial Data” and our consolidated financial statements and notes thereto for fiscal 2011 included elsewhere in this annual report for a separate presentation of the results for the predecessor and successor periods in accordance with GAAP.

(2)	In fiscal 2011, there was a non-cash negative impact of $7.6 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(3)

Interest expense for fiscal 2011 of $29.0 million included increased interest and amortization related to the CHS Transactions, including interest expense on our revolving credit facility and our senior secured notes issued on April 30, 2010 to finance in part the CHS Transactions, as well as $2.0 million of unused bridge loan fee amortization, $3.1 million of prepayment fees and $2.6 million of accelerated amortization of the deferred debt costs associated with the repaid debt.

(4)

Miscellaneous income (expense) and success fees to owners related to the CHS Transactions for the fiscal year ended March 31, 2011 of $(23.0) million consisted primarily of $(22.7) million of non-recurring expenses related to the CHS Transactions, and partially offset by $0.6 million of income related to the reversal of our compliance reserve.

Year Ended March 31, 2011 (Predecessor/Successor Combined) (Non-GAAP) Compared to the Year Ended March 31, 2010 (Predecessor)

We have prepared our consolidated and combined financial statements as if Thermon Group Holdings, Inc. (successor) had been in existence throughout all relevant periods. The historical financial and other data prior to the CHS Transactions, which occurred on April 30, 2010 and which established a new basis of accounting, have been prepared using the historical results of operations and assets and liabilities of Thermon Holdings, LLC and its subsidiaries (predecessor). Our historical financial data prior to April 30, 2010 may not necessarily be indicative of our future performance. For comparability to the periods discussed herein, please refer to Note 2 to the table set forth in Item 6, “Selected Financial Data.”

Revenues.  Revenues for fiscal 2011 were $238.8 million, compared to $192.7 million for fiscal 2010, an increase of $46.1 million, or 23.9%, mostly due to an increase in large Greenfield project activity in fiscal 2011, which accounted for $26.3 million of the increase. Separately, revenues increased in all geographies in which we operate during fiscal 2011.  Revenue in the Western Hemisphere increased $33.4 million, or 28%, from $117.4 million in fiscal 2010 to $150.8 million in fiscal 2011, with revenue in Canada accounting for $26.0 million of the increase.  Revenue in the Eastern Hemisphere increased $12.7 million, or 17%, from $75.4 million in fiscal 2010 to $88.1 million in fiscal 2011.  One major project in Eastern Europe accounted for $6.1 million of this increase.

Gross profit and margin.  Gross profit totaled $102.7 million in fiscal 2011, compared to $91.3 million in fiscal 2010, an increase of $11.4 million, or 12.5%. As a percentage of revenues, gross profit decreased to 43.0% in fiscal 2011 from 47.4% in fiscal 2010. In fiscal 2011 there was a non-cash $7.6 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting rules, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross margin would have been 46.2% in fiscal 2011. In addition, fiscal 2010 gross margin was positively affected by a $1.8 million favorable adjustment related to the release of accruals for certain expenses on long-term projects in Russia. After taking into account this adjustment, gross margin would have been 46.4% in fiscal 2010. Adjusted gross margin decreased marginally by 0.2% in fiscal 2011 as compared to fiscal 2010. These adjusted gross margins of 46.2% and 46.4% for fiscal 2011 and fiscal 2010, respectively, are within our expected range of gross margins based on our historical results. No discernible series of events or factors were responsible for the negligible decline in gross margin over such period.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $58.4 million in fiscal 2011, compared to $47.3 million in fiscal 2010, an increase of $11.1 million, or 23.4%. The overall increase is primarily related to an increase in expenses to address personnel needs to meet growing customer demand. The expenses contributing to this increase are mostly attributable to an increase in salaries and benefits of $8.7 million. In addition, there is an increase of $1.1 million in management fees paid to our sponsors in fiscal 2011 as compared to the predecessors management fees in fiscal 2010. As a percentage of revenues, marketing, general and administrative and engineering expenses were comparable across periods (24.5% in fiscal 2011 and 24.6% in fiscal 2010).

Amortization of intangible assets.  Amortization of intangible assets was $18.2 million in fiscal 2011, compared to $2.4 million in fiscal 2010, an increase of $15.8 million, due to the amortization of certain intangible assets associated with the CHS Transactions.

Interest expense.  Interest expense was $29.0 million in fiscal 2011, compared to $7.4 million in fiscal 2010, an increase of $21.6 million, which is primarily attributable to the increased levels of indebtedness incurred in connection with the issuance of $210.0 million aggregate principal amount of our senior secured notes and the higher interest rate on our senior secured notes as compared to our long-term debt prior to the CHS Transactions.  Also included in interest expense are one-time financing costs associated with the CHS Transactions, including $2.0 million in full amortization of our bridge loan fee, $2.6 million in accelerated amortization of deferred debt costs associated with repaid debt and $3.1 million in prepayment penalties.

Miscellaneous expense.  Miscellaneous expense was $15.3 million in fiscal 2011, compared to miscellaneous expense of $1.3 million in fiscal 2010, an increase of $14.0 million. Miscellaneous expense in fiscal 2011 consisted primarily of $11.4 million of professional fees and expenses related to the CHS Transactions and $1.1 million of loss on the disposal of certain fixed assets, partially offset by $0.6 million income related to adjustment of compliance liabilities and foreign exchange transaction gains and other miscellaneous income of $0.9 million. Miscellaneous expense in fiscal 2010 consisted primarily of legal, financial and other advisory and consulting fees and expenses incurred when Audax commenced an auction process to sell their controlling interest in us and foreign exchange transaction losses, partially offset by a small gain in sales of fixed assets.

Income taxes.  Income taxes were a benefit of $11.3 million in fiscal 2011, compared to a $14.0 million tax expense in fiscal 2010, a decrease of $25.3 million from fiscal 2010. The effective tax rates were (42.6)% in fiscal 2011 and 42.4% in fiscal 2010. The fiscal 2011 amounts combine the effects of the CHS Transactions for the one month period ended April 30, 2010(for which we filed a separate US federal income tax return) and the eleven month period ended March 31, 2011.  For the one month ended April 30, 2010, we recorded a tax benefit of $17.4 million as our former owners were able to deduct costs related to the CHS Transactions.  For the eleven month period ended March 31, 2011, our tax expense was $6.2 million despite a pre-tax loss of $8.8 million.  The tax expense was due primarily to dividends of $33.4 million that were repatriated into the U.S. from certain of our foreign subsidiaries during the fourth quarter of fiscal 2011.  After taking into account the effect of credits for foreign taxes paid, these dividends increased our tax expense by approximately $4.2 million. The other significant component of the tax expense in the eleven months ended March 31, 2011 was from earnings at our foreign subsidiaries.  See Note 15, “Income Taxes” to our consolidated financial statements for TGH for the fiscal year ended March 31, 2011, included elsewhere in this annual report, for further detail on income taxes.

Net income (loss).  Net loss was $15.2 million in fiscal 2011 as compared to net income of $18.9 million in fiscal 2010, a decrease of $34.1 million. The decrease in net income was primarily attributable to the expenses incurred in fiscal 2011 in connection with the CHS Transactions, including an increase in amortization of intangible assets of $15.8 million (including $7.6 million in purchase accounting adjustments that had a non-cash negative impact to cost of sales and, consequently, gross profit) over the prior year. In addition, interest expense increased by $21.6 million as compared to fiscal 2010 due to increased levels of indebtedness at a higher interest rate incurred in connection with the CHS Transactions, as described above. During fiscal 2011, we also incurred $22.7 million in transaction costs directly related to the CHS Transactions. In total, the increases in amortization of intangible assets, interest expense and transaction costs related to the CHS Transactions comprise $60.1 million in increased expenses over fiscal 2010, partially offset by a decrease in income tax expense of $25.3 million due to the income tax benefit of $11.3 million recorded in fiscal 2011 and an increase in gross profit in fiscal 2011 of $11.4 million due to higher sales.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009

Revenues.  Revenues for fiscal 2010 were $192.7 million, compared to $202.8 million for fiscal 2009, a decrease of $10.1 million or 5.0%. Revenues from large Greenfield projects decreased by $7.6 million in fiscal 2010. Smaller Greenfield projects and MRO/UE combined for a decline of $2.5 million in fiscal 2010. The reduction in large Greenfield projects is primarily related to the completion of several oil and gas projects during fiscal 2010 that were largely realized in fiscal 2009 and therefore generated less revenue in fiscal 2010. The reduction of MRO/UE revenue in fiscal 2010 was due to an $11.2 million decrease in the Eastern Hemisphere revenue offset by increased MRO/UE revenue in the Western Hemisphere of $8.7 million.

Revenues in our Western Hemisphere area decreased to $117.3 million in fiscal 2010 from $124.6 million in fiscal 2009, a decrease of $7.3 million or 5.8%, mainly due to the near completion of a large Greenfield project located in Canada. Specifically, we had one large Greenfield project in Canada that accounted for a $17.2 million decrease in revenue in fiscal 2010 as compared to fiscal 2009. This reduction was offset by increased MRO/UE revenue of $8.7 million and other Canadian projects that began in fiscal 2010 and accelerated in fiscal 2011. Revenues from our Eastern Hemisphere area decreased to $75.3 million in fiscal 2010 from $78.1 million in fiscal 2009, a decrease of $2.8 million or 3.5%. Eastern Hemisphere revenues were marked by an overall a decline in MRO/UE revenue offset by an increase in Greenfield revenue. The decrease in Eastern Hemisphere MRO/UE revenue is attributable to a downturn in capital spending in our end markets, which tends to be due to the cyclical nature of capital spending in Asia and in Eastern Europe.

Gross profit and margin.  As a percentage of revenues, gross profit was 47.4% for fiscal 2010 as compared to 48.0% for fiscal 2009. Gross profit totaled $91.3 million for fiscal 2010, compared to $97.3 million for fiscal 2009, a decrease of $6.0 million, or 6.2%, from fiscal 2009, which is largely attributable to a decrease in revenues over the same period. The gross margins of 47.4% and 48.0% for fiscal 2010 and fiscal 2009, respectively, are in line with our expected range of gross margins based on our historical results. No discernible series of events or factors were responsible for the negligible decline in gross margin over such period.

Marketing, general and administrative and engineering.  As a percentage of revenues, marketing, general and administrative and engineering expenses totaled 24.6% for both fiscal 2010 and fiscal 2009. Marketing, general and administrative and engineering expenses were $47.3 million for fiscal 2010, compared to $49.8 million for fiscal 2009, a decrease of $2.5 million, or 5.0%, from fiscal 2009. The decrease in operating expense is primarily due to the decrease in incentive expense due to lower business activity in fiscal 2010 from that of fiscal 2009.

Amortization of intangible assets.  Amortization of intangible assets was $2.4 million in fiscal 2010, compared to $6.6 million in fiscal 2009, a decrease of $4.2 million from fiscal 2009, due to the amortization of certain intangible assets associated with the Audax Transaction. The decrease in amortization expense was due to certain short-term intangible assets that were fully amortized prior to fiscal 2010.

Interest expense.  Interest expense was $7.4 million in fiscal 2010, compared to $9.6 million in fiscal 2009, a decrease of $2.2 million, or 22.9%, from fiscal 2009. The decrease is a primarily due to higher debt levels during fiscal 2009 and a reduction in interest rates during fiscal 2010.

Miscellaneous expense.  Miscellaneous expense was $1.3 million in fiscal 2010 compared to $3.1 million in fiscal 2009, a decrease of $1.8 million, or 58.1%, from fiscal 2009. Miscellaneous expense in fiscal 2010 consisted primarily of $1.0 million of professional fees and expenses related to capital transactions and miscellaneous expenses of $0.3 million. Miscellaneous expense in fiscal 2009 consisted primarily of $1.3 million of professional fees and expenses related to capital transactions, $0.8 million of foreign exchange transaction losses and a $1.2 million charge related to self-reported export compliance violations, partially offset by $0.2 million of miscellaneous income.

Income taxes.  Income taxes were $14.0 million in fiscal 2010 compared to $1.8 million in fiscal 2009, an increase of $12.2 million. The effective tax rate was 42.6% in fiscal 2010 and 6.4% in fiscal 2009. Excluding the effects of the non-cash change in the deferred tax liability related to deemed foreign income, the effective tax rates would be approximately 33.4% and 35.0% in fiscal 2010 and fiscal 2009, respectively. The deemed foreign income relates to the debt outstanding of our Canadian subsidiary that originated in the Audax Transaction. The changes in the effective tax rates are primarily due to the deemed foreign income related to debt outstanding of our Canadian subsidiary and the impact of rate differences of international subsidiaries.

Net income.  Net income was $19.0 million in fiscal 2010 as compared to $26.4 million in fiscal 2009, a decrease of $7.4 million. The decrease in net income was primarily related to a non-cash charge to deferred taxes. The effect of the deferred taxes related to our Canadian debt and represented a decrease in net income of $11.4 million.

Contractual Obligations and Contingencies

Contractual Obligations.  The following table summarizes our material contractual payment obligations as of March 31, 2011.

		Payment Due By Period
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Senior secured notes(1)	$210,000	$42,000	$—	$—	$168,000
Interest payments on senior secured notes(1)	98,866	17,736	31,920	31,920	17,290
Revolving credit facility(2)	2,063	2,063	—	—	—
Operating lease obligations(3)	8,379	2,048	2,847	2,201	1,283
Obligations in settlement of the CHS Transactions(4)	4,213	4,213	—	—	—
Information technology services agreement(5)	891	648	231	12	—
Termination fee payable to sponsors(6)	7,357	7,357	—	—	—
Total	$331,769	$76,065	$34,998	$34,133	$186,573

(1)           Reflects the optional redemption of $21.0 million aggregate principal amount of our senior secured notes on each of April 29, 2011 and June 9, 2011.  Interest on our senior secured notes accrues at a fixed rate of 9.500%.

(2)           Reflects outstanding borrowings under the Canadian sub-facility of our revolving credit facility, which were repaid in full on April 4, 2011.  Interest on the borrowings at March 31, 2011 accrued at the rate of 5.0%.

(3)           We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.

(4)           Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustment for estimated income tax refunds.

(5)           Represents the future annual service fees associated with certain information technology service agreements with several vendors.

(6)           Represents the one-time cash fee paid to our sponsors concurrently with the completion of the IPO on May 10, 2011 in connection with the termination of the management services agreement.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Transaction Fee and Management Fee.”

There are no contingent gains or losses or litigation settlements that are not provided for in the accounts.

Contingencies.  We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which, from time to time, may adversely affect our financial results. For a discussion of contingencies that may adversely affect our results of operations, see Note 11, “Commitments and Contingencies” to the audited consolidated financial statements of TGH contained elsewhere in this annual report. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable), and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2011, we had in place standby letters of credit and bank guarantees totaling $5.9 million and performance bonds totaling $1.3 million to back performance obligations under customer contracts. As of March 31, 2011, we also had in place a $0.3 million letter of credit as collateral for the revolving facility for our subsidiary in Japan. Our Indian subsidiary also has $2.9 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs. Subsequent to March 31, 2011, TGH completed an IPO of its common stock in May 2011 and raised $48.6 million net of commissions and expenses.  On April 29, 2011 and June 9, 2011, we made two separate optional redemptions of $21.0 million in principal amount of our senior secured notes, reducing the outstanding aggregate amount of our senior secured notes to $168.0 million.

Cash and cash equivalents.  At March 31, 2011, we had $51.3 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $41.8 million, or 81%, of these amounts was held in domestic accounts with various institutions and approximately $9.5 million, or 19%, of these amounts was held in accounts outside of the United States with various financial institutions.

Revolving credit facility and senior secured notes.

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly-owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of March 31, 2011, we had $33.4 million of capacity available under our revolving credit facility after taking into account the borrowing base, and had drawn $2.1 million under our Canadian sub-facility.  In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates, and no borrowings were outstanding under any such lines of credit at March 31, 2011.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At March 31, 2011, we had borrowed $2.1 million under the

Canadian sub-facility at an interest rate of 5.0%.  We repaid the $2.1 million loan under the Canadian sub-facility in full on April 4, 2011.

Senior secured notes.  We have incurred substantial indebtedness in connection with the senior secured notes. As of March 31, 2011, we had $210.0 million of indebtedness outstanding under the senior secured notes with annual cash interest expense of approximately $20.0 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May 1 and November 1 of each year. Our senior secured notes were issued by our wholly-owned subsidiary Thermon Industries, Inc. in a Rule 144A exempt senior secured note offering to qualified institutional investors. The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs. In January 2011, we completed an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes. In accordance with the terms of our senior secured note indenture, on each of April 29, 2011 and June 9, 2011, we redeemed $21.0 million aggregate principal amount of our senior secured notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date.  After taking into account both optional redemptions, we have $168.0 million outstanding principal amount of our senior secured notes.

Guarantees; security.  The obligations under our revolving credit facility and our senior secured notes are guaranteed on a senior secured basis by THC and each of its existing and future domestic restricted subsidiaries, other than Thermon Industries, Inc., the issuer of the senior secured notes. The obligations under our revolving credit facility are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the agent under our revolving credit facility. Our senior secured notes and guarantees are also secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions; provided, however, that the liens are contractually subordinated to the liens thereon that secure our revolving credit facility.

Restrictive covenants.  The revolving credit facility and senior secured notes contain various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to exceptions.

Credit risk.  The credit ratings assigned to our senior secured notes reflect the rating agencies’ assessments of our ability to make payments on our senior secured notes when due. Actual or anticipated changes to our credit rating by any rating agency may negatively impact the market value and liquidity of our senior secured notes. In addition, any downgrade in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

Repatriation considerations.  A substantial portion of our cash flows are generated by our non-U.S. subsidiaries. In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes.

Since the issuance of our senior secured notes on April 30, 2010, we have been able to meet our regular debt service obligations through cash generated through our U.S. operations, and it is our expectation that we will continue to be able to do so in the future. In fiscal 2011 we did, however, repatriate $33.4 million in the form of incremental dividends from our non-U.S. subsidiaries in order to complete redemptions of our outstanding senior secured notes which occurred on April 29, 2011.  In order to repay our senior secured notes on or before their maturity date, we expect to make further repatriations of our foreign earnings.  The receipt of these dividends had an impact of approximately $4.2 million to our tax expense for fiscal 2011.  See also Note 15, “Income Taxes” to the consolidated financial statements of TGH.

In addition, our ability to repatriate cash from our foreign subsidiaries may be subject to legal, contractual or other restrictions and other business considerations. See Item 1A,“Risk Factors—Risks Related to Our Business

and Industry—A significant portion of our business is conducted through foreign subsidiaries and our failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.”

Future capital requirements.  Based on our current level of operations, however, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us in an amount sufficient to enable us to service our indebtedness, including the senior secured notes or our revolving credit facility, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior secured notes or our revolving credit facility, on commercially reasonable terms or at all.

In fiscal 2011, we invested $1.7 million in capital expenditures for furniture and fixture replacements, minor plant equipment replacement and minor maintenance. In fiscal 2012, we anticipate the construction of a new manufacturing building in San Marcos, Texas. We estimate that approximately $5.2 million in capital expenditures will be incurred during fiscal 2012 in connection with such expansion.  We expect to fund the facility expansion from cash on hand and do not expect to finance the construction.

Year Ended March 31, 2011 (Predecessor/Successor Combined) (Non-GAAP) Compared to the Year Ended March 31, 2010 (Predecessor)

Net cash provided by operating activities totaled $32.6 million for the combined fiscal 2011 period, compared to $24.7 million for fiscal 2010, an increase of $7.9 million, or 32%. The increase in cash flows from operating activities in fiscal 2011 compared with fiscal 2010 was due in large part to higher revenues which generated $11.4 million more gross profit in fiscal 2011 than in fiscal 2010.  Improved operating cash flows were offset by our fiscal 2011 net loss of $15.2 million as compared to fiscal 2010 net income of $18.9 million, a decrease of $34.1 million. Net loss takes into account certain non-cash charges such as depreciation and amortization, debt cost amortization, stock-based compensation expense and accounting for deferred income taxes. The effects of these non-cash adjustments increased cash flows by $4.9 million in fiscal 2011 as compared to fiscal 2010. Cash flows from operations in fiscal 2011 were negatively impacted by a net increase in operating assets of $8.6 million as compared to fiscal 2010. Increases in assets included an increase in inventory of $10.0 million, as we purchased inventory to meet our customer’s needs, and an increase in prepaid expenses and other assets offset by a reduction in accounts receivable of $6.6 million, as we were able to reduce our days sales outstanding from 76 to 59. Cash flows for fiscal 2011 were positively impacted by a net combined increase of $45.8 million from accounts payable and accrued liabilities and other noncurrent liabilities in fiscal 2011 as compared to fiscal 2010. Included in the increase in payables and liabilities is an advance payment of $6.7 million for the purchase of our products by one of our customers. We expect to deliver these products by June 30, 2011. Also included within the overall increase of payables and liabilities were accrued interest of $8.8 million, accounts payable of $8.9 million, taxes payable of $6.0 million and accrued compensation expense of $4.1 million. The increase in accounts payable is reflective of our growth as well as measures to create an efficient cash conversion cycle by taking full advantage of payment terms offered to us.

Net cash used in investing activities totaled $318.1 million for fiscal 2011 compared to $1.6 million for fiscal 2010. The significant increase in cash flows used in investing activities was attributable to the $314.4 million purchase price in the CHS Transactions. Subsequent to the transaction date on April 30, 2010, we paid $3.0 million in partial settlement of obligations related to the CHS Transactions. Payment of the $4.2 million that is estimated to be due to the former shareholders will be reported as additional cash consideration paid for the CHS Transactions, in future periods. Investing activities in fiscal 2011 also consisted of $1.8 million of capital expenditures. Investing activities in fiscal 2010 consisted of $1.6 million of capital expenditures.

Net cash provided by financing activities totaled $306.9 million for fiscal 2011, compared to $8.6 million used in financing activities for fiscal 2010, primarily due to the significant financing activities that occurred in fiscal 2011 as part of the CHS Transactions, including the issuance of $210.0 million of our senior secured notes, $129.3 million received from equity investments in us and $2.1 million in borrowings under our revolving credit facility. In fiscal 2010, the predecessor paid a dividend to our former owners of $8.6 million.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009

Net cash provided by operating activities totaled $24.7 million for fiscal 2010 compared to $23.7 million for fiscal 2009. Cash from operations for both fiscal 2010 and fiscal 2009 was largely the result of net operating income of $18.9 million and $26.4 million, respectively. The fiscal 2009 income from operations included the effect of a deferred tax gain of $11.6 million which was generated when debt was transferred to our Canadian affiliate. This had the effect of reconciling net income downward as a non-cash use of cash. This was partially offset favorably by the collection of receivables of $6.4 million. In fiscal 2010, cash was generated through net income after an adjustment of $4.0 million from deferred tax expense.

Net cash used in investing activities totaled $1.6 million for fiscal 2010 compared to $2.3 million for fiscal 2009. Investing activities in fiscal 2010 consisted of $1.6 million of capital expenditures. Investing activities in fiscal 2009 consisted of $2.7 million of capital expenditures, partially offset by $0.4 million of other investing transactions.

Net cash provided by (used in) financing activities totaled $(8.6) million for fiscal 2010 compared to $(12.3) million for fiscal 2009. Financing activities in fiscal 2010 consisted of a $8.6 million dividend paid to former equityholders of Thermon Holdings, LLC. Financing activities in fiscal 2009 consisted of $12.3 million of payments on debt and notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2011, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

Effect of Inflation

While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by increased selling prices and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future

Seasonality

Our quarterly revenues are impacted by the level of large Greenfield projects that may be occurring at any given time. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those customers in the oil and gas, refining, and chemical processing markets. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns.

Our operating expenses remain relatively consistent with some variability related to overall headcount of the company which increased slightly in the year ended March 31, 2011. Fluctuations in operating expense are partly due to changes in management’s estimates for items such annual bonus attainment and reserves for bad debt.

Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of MRO/UE demand for our products. Most of our customers perform preventative maintenance prior to the winter season, thus in our experience making the months of October and November typically our largest for MRO/UE revenue. However, revenues from Greenfield projects are not seasonal and tend to be level throughout the year, depending on the capital spending environment. Overall, seasonality has a minor effect on the company’s business.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Our most significant financial statement estimates include revenue recognition, allowances for bad debts, warranty reserves, inventory reserves and potential litigation claims and settlements.

Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from the estimates.

Revenue recognition.  Revenues from sales of products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.

Construction contract revenues are recognized using the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period they are determined. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Revenues recognized in excess of amounts billed are classified as costs and estimated earnings in excess of billings on uncompleted contracts. Essentially all of such amounts are expected to be billed and collected within one year and are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. When reasonably dependable estimates cannot be made, construction contract revenues are recognized using the completed contract method.

Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories.  We make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $1.5 million and $1.8 million at March 31, 2011 and 2010, respectively.

We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated fair value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $1.7 million and $1.2 million at March 31, 2011 and 2010, respectively.

Our allowance for the warranty on our sold products and installations was $1.3 million and $0.7 million at March 31, 2011 and 2010, respectively.

Significant judgments and estimates must be made and used in connection with establishing these allowances. If our assumptions used to calculate these allowances do not comport with our future ability to collect outstanding receivables, actual demand for our inventory, or the number of products and installations returned under warranty, additional provisions may be needed and our future results of operations could be adversely affected.

Valuation of long-lived, goodwill and other intangible assets.  Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. GAAP requires that “push down” accounting be applied for wholly-owned subsidiaries if the ownership is 95 percent or more. In connection with the CHS Transactions, goodwill has been allocated to our entities in the United States, Canada and Europe accordingly. As such, we have identified three reporting units: United States, Canada and Europe, for goodwill impairment testing, which are at a level below our one operating segment. Factors considered important which could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•                  significant negative industry or economic trends.

When testing for goodwill impairment, we follow the guidance prescribed in ASC 350, Intangibles—Goodwill and Other. First, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been generally supported by additional market transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount rates, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of March 31, 2011, we had goodwill of $120.8 million, including the impact of the CHS Transactions. There have been no impairments of goodwill during the fiscal years ended March 31, 2011 and 2010.

Business combinations.  We allocated the purchase price in connection with the CHS Transactions to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include trademarks, customer relationships, backlog and developed technology. The fair values assigned to the identified intangible assets are discussed in detail in Note 5, “Acquisition, Goodwill and Other Intangible Assets” to the consolidated financial statements of TGH included elsewhere in this annual report.

Critical estimates in valuing certain intangible assets include, without limitation, future expected cash flows from customer relationships, acquired developed technologies and trademarks and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies. We have attempted to record all known contingencies or obligations at March 31, 2011.  While our agreement under the CHS Transactions provides us with certain indemnity to reimburse for payment on such obligations, costs in excess of our indemnity or accruals will have an impact on our consolidated statement of operations and financial position.

Accounting for income taxes.  We account for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or effective tax rate.

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenues and expenses that qualify for preferential tax treatment, and segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time. The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We account for these uncertain tax issues pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

We view undistributed earnings of certain foreign subsidiaries as permanently re-invested and, therefore, we have not provided deferred taxes related to these earnings. During fiscal 2011, we changed our tax position relating to undistributed earnings of our Canadian subsidiary and, accordingly, deferred taxes have been provided for Canadian undistributed earnings.  The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the Canadian currency rate each year.

Loss contingencies.  We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Stock-based compensation expense.  We account for share-based payments to employees in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. In addition, we have applied certain of the provisions of the SEC’s guidance contained in ASC 718 in our accounting for stock-based compensation awards.

As required by ASC 718, we recognize stock-based compensation expense for share-based payments that are expected to vest. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. To the extent our actual forfeitures are different than our estimates, we record a true-up for the differences in the period that the awards vest, and such true-ups could materially affect our operating results. We also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

We are also required to determine the fair value of stock-based awards at the grant date. For option awards that are subject to service conditions and/or performance conditions, we estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model.   Some of our option grants included a market condition for which we used a Monte Carlo pricing model to establish grant date fair value.  These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, stock- based compensation expense and our results of operations could be impacted.

Pursuant to the outstanding stock option agreements, all outstanding option awards at March 31, 2011 vested and became exercisable immediately prior to the completion of the IPO. In the first quarter of fiscal 2012, we will record stock-based compensation expense of approximately $6.3 million.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 that amended the accounting rules addressing revenue recognition for multiple- deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, ASU 2009-13 provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.

In January 2010, the FASB updated FASB ASC 820, which requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include: (1) transfers in and out of Levels 1 and 2 and (2) roll forward activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on (1) level of disaggregation and (2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on our financial statements.

Recent Developments

On May 10, 2011, TGH completed the IPO, pursuant to which an aggregate of 10,000,000 shares of common stock were sold to the public at a price of $12.00 per share.  TGH sold 4,000,000 shares of its common stock, and certain stockholders of TGH sold 6,000,000 shares of TGH common stock.  On May 26, 2011, TGH and certain stockholders of TGH completed the sale of 650,000 shares of TGH common stock (575,098 shares of which were issued and sold by TGH and 74,902 shares of which were sold by certain stockholders of TGH), pursuant to the partial exercise by the underwriters of the over-allotment option granted in connection with the IPO.  TGH raised approximately $54.9 million in gross proceeds from the sale of shares in the IPO and over-allotment option, resulting in net proceeds to TGH of approximately $48.6 million, after deducting approximately $3.8 million in underwriting discounts and commissions and $2.5 million in IPO-related expenses.

There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus filed by TGH with the SEC pursuant to Rule 424(b) on May 5, 2011.  During the first quarter of fiscal 2012, TGH contributed $21.6 million of the net proceeds from the IPO to THC to prepay $21.0 million of our senior secured notes outstanding at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest thereon, which prepayment occurred on June 9, 2011.  TGH intends to use the remaining net proceeds from the IPO for general corporate purposes.

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 69% of our fiscal 2011 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

During fiscal 2011, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.6 million for fiscal 2011. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $0.7 million for fiscal 2011. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.1 million for fiscal 2011. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.1 million for fiscal 2011.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations for fiscal 2011 was zero compared to a loss of $1.1 million in fiscal 2010.

In order to meet our global cash management needs, we often transfer cash between the U.S. and foreign entities and on occasion between foreign entities. In addition, our debt service requirements are primarily in U.S. Dollars and a substantial portion of our cash flow is generated in foreign currencies, and we may need to repatriate cash to the United States in order to meet our U.S. debt service obligations, including on our senior secured notes. These transfers of cash expose us to currency exchange rate risks, and significant changes in the value of the foreign currencies relative to the U.S. Dollar could limit our ability to meet our debt obligations and impair our financial condition.

Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. The unrealized effect of foreign currency translation was a gain of $9.5 million in fiscal 2011, compared to a gain of $6.5 million in fiscal 2010 that was recorded in shareholders’ equity as other comprehensive income.

We do not currently use options, forward contracts or any derivatives to hedge cash flow currency exposures.

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At March 31, 2011, the interest rate on amounts outstanding under our revolving credit facility was 5.0%. A 1% increase or decrease on our amount of revolving debt at March 31, 2011 would have had a $0.02 million impact on interest expense, if the amount remained outstanding for the entire year.

The senior secured notes are denominated and payable in the U.S. Dollar. Approximately 69% of our consolidated revenue was generated in foreign currency in fiscal 2011; therefore, we expect to have to repatriate our cash earnings in foreign locations in order to make further principal reductions on the senior secured notes. In the event that the U.S. Dollar strengthens relative to the foreign currencies we are repatriating to make scheduled interest payments, we may incur exchange rate losses that are larger than those that we have reported historically.

Commodity price risk.  We use various commodity-based raw materials in our manufacturing processes. Generally, we acquire such components at market prices and do not typically enter into long-term purchase commitments with suppliers or hedging instruments to mitigate commodity price risk. As a result, we are subject to market risks related to changes in commodity prices and supplies of key components of our products. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers. Typically, we have been able to pass on raw material cost increases to our customers. We cannot provide any assurance, however, that we may be able to pass along such cost increases to our customers or source sufficient amounts of key components on commercially reasonable terms or at all in the future, and if we are unable to do so, our results of operations may be adversely affected.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of Thermon Group Holdings, Inc and its Consolidated Subsidiaries
Report of Independent Registered Public Accounting Firm	51
Auditors’ Report of Meyers Norris Penny LLP	52
Independent Audit Report to the members of Thermon Australia Pty Ltd of Bell Partners	53
Report of Independent Certified Public Accountants of Shanghai JiaLiang CPAs	55
Consolidated Statements of Operations for the periods from May 1, 2010 to March 31, 2011 (Successor) and April 1 to April 30, 2010 (“Predecessor”) and for the Years Ended March 31, 2010 and March 31, 2009, (“Predecessor”)	56
Consolidated Balance Sheets as of March 31, 2011 and 2010	57
Consolidated Statements of Shareholder’s/Members’ Equity and Other Comprehensive Income for the periods from May 1, 2010 to March 31, 2011 (Successor) and from April 1 to April 30, 2010 (“Predecessor”) and for the Years Ended March 31, 2010 and March 31, 2009 (“Predecessor”)	58
Consolidated Statements of Cash Flows for the period from May 1, 2010 to March 31, 2011(Successor) and for the period from April 1 to April 30, 2010 (“Predecessor”) and for the Years Ended March 31, 2010 and March 31, 2009, the period from August 30, 2007 through March 31, 2008 (“Predecessor”)	59
Notes to Consolidated Financial Statements	60

Audited Financial Statements of Thermon Holding Corp. and its Consolidated Subsidiaries
Report of Independent Registered Public Accounting Firm	86
Auditors’ Report of Meyers Norris Penny LLP	87
Independent Audit Report to the members of Thermon Australia Pty Ltd of Bell Partners	88
Report of Independent Certified Public Accountants of Shanghai JiaLiang CPAs	90
Consolidated Statements of Operations for the periods from May 1, 2010 to March 31, 2011 (Successor) and April 1 to April 30, 2010 and for the Years Ended March 31, 2010 and March 31, 2009, (“Predecessor”)	91
Consolidated Balance Sheets as of March 31, 2011 and 2010	92
Consolidated Statements of Shareholder’s/Members’ Equity and Other Comprehensive Income for the periods from May 1, 2010 to March 31, 2011 (Successor) and from April 1 to April 30, 2010 and for the Years Ended March 31, 2010 and March 31, 2009 (“Predecessor”)	93
Consolidated Statements of Cash Flows for the period from May 1, 2010 to March 31, 2011(Successor) and for the period from April 1 to April 30, 2010 and for the Years Ended March 31, 2010 and March 31, 2009, the period from August 30, 2007 through March 31, 2008 (“Predecessor”)	94
Notes to Consolidated Financial Statements	95

Report of Independent Registered Public Accounting Firm

Members and Board of Directors

Thermon Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. (the Company or Successor) as of March 31, 2011 and 2010 (Predecessor) of Thermon Holdings, LLC., and the related consolidated statements of operations, members’/shareholders’ equity, and cash flows for the period from May 1, 2010 to March 31, 2011(Successor), for the period from April 1, 2010 to April 30, 2010 (Predecessor) and for the years ended March 31, 2010 and 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2010 and 2009 financial statements of Thermon Canada Inc., Thermon Australia, PTY., LTD, and Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd., wholly owned subsidiaries, which statements reflect total assets of $96.3 million as of March 31, 2010, and total revenues of $59.0 million and $68.6 million for the years ended March 31, 2010 and 2009, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Thermon Canada Inc., Thermon Australia, PTY., LTD (each of which are before certain adjustments to conform to United States generally accepted accounting principles), and Thermon China is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

We have audited the adjustments presented in the reconciliation from Canadian generally accepted accounting principles and Australian generally accepted accounting principles to United States generally accepted accounting principles for 2010 and 2009 related to Thermon Canada Inc. and Thermon Australia, PTY., LTD, respectively, reflected in Notes 19 and 20 to the consolidated financial statements.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermon Group Holdings, Inc. at March 31, 2011 and 2010 (Predecessor) of Thermon Holdings, LLC., and the consolidated results of its operations and its cash flows for the period from May 1, 2010 to March 31, 2011 (Successor), for the period from April 1, 2010 to April 30, 2010 (Predecessor) and for the years ended March 31, 2010 and 2009 (Predecessor) in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas

June 20, 2011

Report of the Independent Registered Public Accounting Firm

To the Shareholder of Thermon Canada Inc.:

We have audited the balance sheet of Thermon Canada Inc. as at March 31, 2010 and the statements of earnings (loss) and comprehensive income (loss), retained earnings (deficit), cash flows, and the related schedules, for each of the years in the two-year period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010 in accordance with Canadian generally accepted accounting principles.

/s/ Meyers Norris Penny LLP

Calgary, Alberta	Chartered Accountants
October 28, 2010

Thermon Australia Pty Ltd

ABN: 79 000 554 932

Independent Audit Report to the members of Thermon Australia Pty Ltd

We have audited the accompanying financial statements of Thermon Australia Pty Ltd, which comprises the statement of financial position as at 31 March 2010, and the statement of comprehensive income, statement of changes in equity and statement of cash flows for the year ended that date a summary of significant accounting policies, other explanatory notes and the director’s declaration.

Directors’ Responsibility for the Financial Statements

The directors of the company are responsible for the preparation and fair presentation of the financial statements and have determined that the accounting policies described in Note 1 to the financial statements, which form part of the financial statements, are appropriate to meet the requirements of the Corporations Act 2001, and are appropriate to meet the needs of the members. The directors responsibility also includes establishing and maintaining internal control relevant to the preparation and fair presentation of the financial report that is free from material misstatement, whether due to fraud or error; selecting and applying accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditor’s Responsibility

Our responsibility is to express an opinion on the financial statements based on our audit. No opinion is expressed as to whether the accounting policies used, as described in Note 1, are appropriate to meet the needs of the members. We conducted our audit in accordance with Australian Auditing Standards and the standards of the Public Company Accounting Oversight Board (United States). These Auditing Standards require that we comply with relevant ethical requirements relating to audit engagements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by the directors, as well as evaluating the overall presentation of the financial statements.

The financial statements have been prepared for distribution to members for the purpose of fulfilling the directors’ financial reporting under the Corporations Act 2001. We disclaim an assumption of responsibility for any reliance on this statement or on the financial statements to which it relates to any person other than the members, or for any purpose other than that for which it was prepared.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Independence

In conducting our audit, we have complied with the independence requirements of the Corporations Act 2001. We confirm that the independence declaration required by the Corporations Act 2001, provided to the directors of Thermon Australia Pty Ltd on 24 May 2010, would be in the same terms if provided to the directors as at the date of this auditor’s report.

Auditor’s Opinion

In our opinion the financial statements of Thermon Australia Pty Ltd are prepared in accordance with the Corporations Act 2001, including:

(a)                                  giving a true and fair view of the company’s financial position as at 31 March 2010 and of its performance for the year ended on that date; and

(b)                                 complying with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Regulations 2001.

/s/ BELL PARTNERS
Bell Partners
Chartered Accountants

/s/ T G REES
T G Rees
Partner

Level 7, 468 St Kilda Road, Melbourne

31 May 2010

Thermon Australia Pty Ltd

ABN: 79 000 554 932

Independent Audit Report to the members of Thermon Australia Pty Ltd

Report on the Financial Report

We have audited the accompanying financial report of Thermon Australia Pty Ltd, which comprises the balance sheet as at 31 March 2009, and the income statement, statement of changes in equity and cash flow statement for the year ended that date a summary of significant accounting policies, other explanatory notes and the directors’ declaration.

Directors’ Responsibility for the Financial Report

The directors of the company are responsible for the preparation and fair presentation of the financial report in accordance with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Act 2001. The directors responsibility also includes establishing and maintaining internal control relevant to the preparation and fair presentation of the financial report that is free from material misstatement, whether due to fraud or error; selecting and applying accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditor’s Responsibility

Our responsibility is to express an opinion on the financial report based on our audit. No opinion is expressed as the whether the accounting policies used, as described in Note 1, are appropriate to meet the needs of the members. We conducted our audit in accordance with Australian Auditing Standards and the standards of the Public Company Accounting Oversight Board (United States). These Auditing Standards require that we comply with relevant ethical requirements relating to audit engagements and plan and perform the audit to obtain reasonable assurance whether the financial report is free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial report. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial report, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the financial report in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by the directors, as well as evaluating the overall presentation of the financial report.

The financial report has been prepared for distribution to members for the purpose of fulfilling the directors’ financial reporting under the Corporations Act 2001. We disclaim an assumption of responsibility for any reliance on this report or on the financial report to which it relates to any person other than the members, or for any purpose other than that for which it was prepared.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Independence

In conducting our audit, we have complied with the independence requirements of the Corporations Act 2001. We confirm that the independence declaration required by the Corporations Act 2001, provided to the directors of Thermon Australia Pty Ltd on 15 May 2009, would be in the same terms if provided to the directors as at the date of this auditor’s report.

Auditor’s Opinion

In our opinion the financial report of Thermon Australia Pty Ltd is in accordance with the Corporations Act 2001, including:

(a)                                  giving a true and fair view of the company’s financial position as at 31 March 2009 and of its performance for the year ended on that date; and

(b)                                 complying with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Regulations 2001.

/s/ BELL PARTNERS
Bell Partners
Chartered Accountants

/s/ T G REES
T G Rees
Partner

Level 7, 468 St Kilda Road, Melbourne

21 May 2009

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS

THERMON HEAT TRACING & ENGINEERING (SHANGHAI) CO., LTD.

We have audited the accompanying balance sheets of Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd. (“the Company”) as of March 31, 2010 , and the statement of income for the years ended March 31, 2010 and 2009 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Independent Auditing Standards for Certified Public Accountants of China and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010, and the results of its operations for the years ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHANGHAI JIALIANG CPAS
Shanghai JiaLiang CPAs

Shanghai, the People’s Republic of China

October 31, 2010

Thermon Group Holdings, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, except per share data)

	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010 (Predecessor)	Year Ended March 31, 2009
Sales	$225,745	$13,063	$192,713	$202,755
Cost of sales	129,627	6,447	101,401	105,456
Gross profit	96,118	6,616	91,312	97,299
Operating expenses:
Marketing, general and administrative and engineering	54,162	4,263	47,343	49,807
Amortization of other intangible assets	18,030	215	2,426	6,627
Income from operations	23,926	2,138	41,543	40,865
Other income (expenses):
Interest income	42	7	6	94
Interest expense	(22,771)	(6,229)	(7,357)	(9,625)
Loss on retirement of debt	(630)	—	—	—
Loss on disposition of property, plant and equipment	(1,101)	—	(1)	(18)
Success fees to owners related to the CHS Transactions	(3,022)	(4,716)		—
Miscellaneous income (expense)	(5,224)	(8,901)	(1,285)	(3,120)
	(32,706)	(19,839)	(8,637)	(12,669)
Income (loss) from operations before provision for income taxes	(8,780)	(17,701)	32,906	28,196
Income tax (expense) benefit	(6,160)	17,434	(13,966)	(1,795)
Net income (loss)	$(14,940)	$(267)	$18,940	$26,401
Net income (loss) per common share:
Basic	$(0.60)	$(5.11)	$401.23	$559.28
Diluted	(0.60)	(5.11)	362.47	490.41
Weighted-average shares used in computing net income (loss) per common share:
Basic	24,900,332	52,253	47,205	47,205
Diluted	24,900,332	52,253	52,253	53,835
Cash distributions per share	—	—	$182.18	—

See accompanying notes.

Thermon Group Holdings, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31
	2011 (Successor)	2010 (Predecessor)
Assets
Current assets:
Cash and cash equivalents	$51,266	$30,147
Accounts receivable, net of allowance for doubtful accounts of $1,487 and $1,835 as of March 31, 2011 and 2010, respectively	40,013	41,885
Inventories, net	31,118	22,835
Costs and estimated earnings in excess of billings on uncompleted contracts	2,063	1,636
Income taxes receivable	2,462	1,368
Prepaid expenses and other current assets	7,633	4,331
Deferred income taxes	2,779	1,428
Total current assets	137,334	103,630

Property, plant and equipment, net	21,686	22,750
Goodwill	120,750	42,013
Intangibles, net	159,056	50,137
Debt issuance costs, net	11,573	—
Other noncurrent assets	633	2,586
Total assets	$451,032	$221,116
Liabilities and shareholder’s/members’ equity
Current liabilities:
Accounts payable	$18,573	$9,397
Accrued liabilities	28,972	13,505
Current portion of long term debt	21,000	—
Borrowings under revolving lines of credit	2,063	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,110	1,035
Income taxes payable	7,934	2,158
Obligations due to settle the CHS Transactions	4,213	—
Deferred income taxes	—	138
Total current liabilities	83,865	26,233
Long-term debt, net of current maturities	189,000	109,249
Deferred income taxes	49,809	30,005
Other noncurrent liabilities	1,826	555

Common stock, 24,933,407 shares issued and outstanding $.001 par value, 150,000,000 authorized	25	—
Preferred stock, no shares issued and outstanding $.001 par value, 10,000,000 authorized	—	—
Additional paid in capital	131,416	—
Foreign currency translation adjustment	10,031	—
Accumulated deficit	(14,940)	—
Shareholder’s/Members’ equity	126,532	55,074
Total liabilities and shareholder’s/members’ equity	$451,032	$221,116

See accompanying notes.

Thermon Group Holdings, Inc.

Consolidated Statements of Shareholder’s/Members’ Equity and Other Comprehensive Income

(Dollars in Thousands)

	Ownership Units Outstanding (Predecessor)	Shares Outstanding (Successor)	Stock/Capital Amount	Retained Earnings/ (Deficit)	Currency Translation Adjustment	Total
Predecessor:
Balances at March 31, 2009	52,253	—	$37,501	$6,173	$(5,460)	$38,214
Dividend paid	—	—	—	(8,600)	—	(8,600)
Net income	—	—	—	18,940	—	18,940
Foreign currency translation adjustment	—	—	—	—	6,520	6,520
Comprehensive income	—	—	—	—	—	25,460
Balances at March 31, 2010	52,253	—	$37,501	$16,513	$1,060	$55,074
Net loss	—	—	—	(267)	—	(267)
Foreign currency translation adjustment	—	—	—	—	(576)	(576)
Comprehensive loss	—	—	—	—	—	(843)
Balances at April 30, 2010	52,253	—	$37,501	$16,246	$484	$54,231
Successor:
Initial Capitalization at May 1, 2010:
Issuance of common stock for cash	—	21,658,530	$112,536	$—	$—	$112,536
Exchange for certain units of Thermon Holdings, LLC	—	2,825,293	14,680	—	—	14,680
Issuance of common stock for cash to certain members of management	—	391,846	2,036	—	—	2,036
Issuance of common stock in lieu of compensation	—	9,623	50	—	—	50
Stock-based compensation expense	—	—	1,889	—	—	1,889
Issuance of common stock for cash to directors	—	48,115	250	—	—	250
Net loss	—	—	—	(14,940)	—	(14,940)
Foreign currency translation adjustment (net of $197 tax expense)	—	—	—	—	10,031	10,031
Comprehensive loss	—	—	—	—	—	(4,909)
Balances at March 31, 2011	—	24,933,407	131,441	(14,940)	10,031	126,532

See accompanying notes.

Thermon Group Holdings, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010 (Predecessor)	Year Ended March 31, 2009
Operating activities
Net income (loss)	$(14,940)	$(267)	$18,940	$26,401
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,538	392	4,424	8,497
Amortization of debt cost, net	3,948	2,586	657	656
Stock compensation expense	1,939	—	—	—
(Benefit)/provision for deferred income taxes	(8,393)	(15,122)	4,040	(11,622)
Loss on disposition of property, plant and equipment	1,101	—	1	19
Other	—	—	—	(15)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,294	1,365	(2,971)	6,417
Inventories	(5,403)	(1,719)	2,855	33
Costs and estimated earnings and billings on construction contracts	(365)	34	819	(1,607)
Other current and noncurrent assets	(2,113)	(3,151)	(1,125)	(503)
Accounts payable	7,253	825	(789)	(3,283)
Accrued liabilities and noncurrent liabilities	18,888	9,515	(189)	(1,255)
Change in liability to former shareholders	—	—	(2,363)	(1,081)
Income taxes payable	7,215	(860)	382	1,029
Net cash provided by (used in) operating activities	38,962	(6,402)	24,681	23,686
Investing activities
Proceeds from sales of property, plant and equipment		—	2	32
Purchases of property, plant and equipment	(1,702)	(97)	(1,587)	(2,708)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(314,410)	—	—	—
Other investing transactions	(493)	(1,397)	—	408
Net cash used in investing activities	(316,605)	(1,494)	(1,585)	(2,268)
Financing activities
Proceeds from senior secured notes	$210,000	$—	$—	$—
Debt issuance costs	(15,249)	—	—	—
Proceeds from revolving lines of credit	6,662	—	—	—
Payments on revolving lines of credit and long-term debt	(4,599)	(19,385)	—	(11,957)
Payments on short-term notes payable	—	—	—	(310)
Capital contributions	129,252	—	—	—
Issuance of common stock	250	—	—	—
Dividend paid	—	—	(8,600)	—
Net cash provided by (used in) financing activities	326,316	(19,385)	(8,600)	(12,267)
Effect of exchange rate changes on cash and cash equivalents	2,593	(14)	2,249	(2,223)
Change in cash and cash equivalents	51,266	(27,295)	16,745	6,928
Cash and cash equivalents at beginning of period	—	30,147	13,402	6,474
Cash and cash equivalents at end of period	$51,266	$2,852	$30,147	$13,402
Supplemental Noncash investing and financing activities
Effect of exchange rate changes on long-term debt	$—	$1,022	$10,218	$(9,652)
Effect of exchange rate changes on fixed assets	$(380)	$38	$(909)	$1,931
Effect of exchange rate changes on intangibles	$(3,977)	$144	$(6,619)	$7,981
Effect of exchange rate changes on Goodwill	$(2,726)	$10	$(5,005)	$4,829
Cash paid for interest and income taxes
Interest, net	$10,370	$3,923	$6,920	$8,521
Income taxes, net	$5,605	$860	$10,432	$12,482
Income tax refunds received	$(1,172)	—	—	—

See accompanying notes.

Thermon Group Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Data)

March 31, 2011

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC  (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,200 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we”,”our”, the “Company” or “Successor” herein.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors”.

In the CHS Transactions, the senior secured notes were issued by Thermon Finance, Inc., which immediately after the closing of the CHS Transactions was merged into our wholly-owned subsidiary Thermon Industries, Inc.

The CHS Transactions was accounted for as a purchase combination. The purchase price was allocated to the assets acquired based on their estimated fair values, and liabilities assumed were recorded based upon their actual value. While the Company takes responsibility for the allocation of assets acquired and liabilities assumed, it consulted with an independent third party to assist with the appraisal process.

Pushdown accounting was employed to reflect the purchase price paid by our new owner.

We have prepared our consolidated financial statements as if Thermon Group Holdings, Inc. had been in existence throughout all relevant periods. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance.

Thermon Holdings, LLC ( “Predecessor”) was organized by Audax Private Equity Fund II, L.P. and its affiliates (“Audax”) to acquire a controlling interest in Thermon Industries, Inc. and its subsidiaries, which acquisition occurred on August 30, 2007 (such acquisition, the “Audax Transaction”).  The CHS Transactions which closed on April 30, 2010, resulted in the liquidation of the equity balances that belonged to the Predecessor.  The settlement of equity balances and associated transaction expenses of the Predecessor are reported in the Period from April 1, 2010 to April 30, 2010.  Subsequent to March 31, 2011, in May 2011, Thermon Group Holdings, Inc. completed its initial public offering (“IPO”) of common shares in which it issued 4,575,098 new common shares and received net proceeds of $48,600, net of underwriting discounts and commissions and estimated offering expenses. Refer to Note 18.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 62%, 70%, 66%, and 69% of the Company’s consolidated sales, $(2,145), $16,271, $18,509 and $17,500 of the Company’s consolidated pretax income for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010 (the two periods which represent fiscal year 2011), fiscal year 2010 and fiscal year 2009, respectively, and 50% and 65%, of the Company’s consolidated total assets at March 31, 2011 and 2010, respectively.

The Company includes disclosures of events that occur after the balance sheet date but before the financial statements are available to be issued. Management has evaluated subsequent events through June 20, 2011, the date at which the financial statements were available to be issued.

Stock Split

See Note 13 regarding the stock split on March 31, 2011. The Board of Directors of Thermon Group Holdings, Inc.  approved a 192.458681-for-one split of Successor’s issued and outstanding common stock. These consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 192.458681-for-one split as it relates to common shares of the Successor.  The stock split had no effect on the outstanding LLC units reported by the Predecessor.

Segment Reporting

The Company’s senior management allocates resources and assesses the performance of its electrical and steam heat tracing of piping, vessels, instrumentation and associated equipment sales activities as one segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents

Cash and cash equivalents consist of cash in bank and money market funds. All highly liquid investments purchased with maturities of three months or less from time of purchase are considered to be cash equivalents.

Receivables

The Company’s receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to the Company’s ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for doubtful accounts based upon an analysis of aged receivables. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due.

The Company’s primary base of customers operates in the oil, chemical processing and power generation industries. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company’s foreign receivables are not concentrated within any one geographic region nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

The Company performs credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $1,487 and $1,835 as of March 31, 2011 and 2010, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Predecessor:
Balance at March 31, 2008	$843
Additions charged to expense	738
Write-off of uncollectible accounts	(348)
Balance at March 31, 2009	1,233
Additions charged to expense	881
Write-off of uncollectible accounts	(279)
Balance at March 31, 2010	$1,835
Reduction to expense	(53)
Write-off of uncollectible accounts	—
Balance at April 30, 2010	$1,782
Successor:
Balance at May 1, 2010	1,782
Additions charged to expense	792
Write-off of uncollectible accounts	(1,087)
Balance at March 31, 2011	$1,487

Inventories

Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or market.

Revenue Recognition

Revenues from sales of the Company’s products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

Construction contract revenues are recognized using the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified as costs and estimated earnings in excess of billings on uncompleted contracts. Essentially all of such amounts are expected to be billed and collected within one year and are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. When reasonably dependable estimates cannot be made, construction contract revenues are recognized using the completed contract method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs of assets are charged to operations as incurred when assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or changed to operations.

Depreciation is computed using the straight-line method over the following lives:

Useful Lives in Years
Land improvements	15 to 20
Buildings and improvements	10 to 40
Machinery and equipment	3 to 25
Office furniture and equipment	3 to 10

Fair Value Measurements

Financial instruments for which the Company did not elect the fair value option include cash and cash equivalents, accounts receivable, other current assets, current and long-term debt, accounts payable, and other current liabilities. The carrying amounts of these financial instruments, approximate their fair values due to their short-term nature or variable rates.

Goodwill and Other Intangible Assets

Costs in excess of net asset value (goodwill) of purchased businesses relates to the acquisition made by the Company. Separable intangible assets that have finite lives are amortized over their useful lives, and goodwill and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. As such, U.S. GAAP requires that “push down” accounting be applied for wholly owned subsidiaries if the ownership is 95 percent or more. In connection with the CHS Transactions, goodwill was allocated to the Companies subsidiaries in the U.S., Canada and Europe accordingly. As such, the Company has identified three reporting units: U.S., Canada and Europe, for goodwill impairment testing, which are at a level below its operating segment. Factors considered important which could trigger an impairment review include the following:

•                  Significant underperformance relative to expected historical review or projected future operating results;

•                  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•                  Significant negative industry or economic trends.

When testing for goodwill impairment, the Company performs a step 1 goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step 2 goodwill impairment test is performed to measure the amount of any impairment loss. In the step 2 goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Estimates about fair value used in the step 1 goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by additional transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount factors, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

There was no impairment of goodwill for any period presented in these financial statements.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the estimated fair value and is recorded in the period the determination was made.

Income Taxes

The income tax amounts recorded in these consolidated financial statements relate to Thermon Group Holdings, Inc. and its subsidiaries through which substantially all of the operations of the Company are derived.  The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

The Company is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. We must estimate the potential outcome of such uncertain tax issues. We account for these uncertain tax issues pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Foreign Currency Transactions and Translation

Exchange adjustments resulting from foreign currency transactions are recognized in income as realized. For the Company’s non-U.S. Dollar functional currency subsidiaries, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars using year-end exchange rates. Income and expense items are translated at a weighted average exchange rate prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholder’s/member’s equity.

Warranties

The Company offers a standard warranty on product sales in which they will replace a defective product for a period of one year. Warranties on construction projects are negotiated individually, are typically one year in duration, and may include the cost of labor to replace products. Factors that affect the Company’s warranty liability include the amount of sales, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for the period from May 1, 2010 to March 31, 2011 and April 1 to April 30, 2010 and for fiscal year 2010 and fiscal year 2009 were $1,770, $1,676, $1,087, and $727, respectively.

Shipping and Handling Cost

The Company includes shipping and handling costs as part of cost of goods sold.

Economic Dependence

Customer A accounted for 14% of the Company’s total revenue during fiscal year 2009. No customer represented more than 10% of the Company’s revenues in any of the other periods reported.

No customer represented more than 10% of the Company’s accounts receivable at March 31, 2011 and 2010.

Reclassifications

Certain reclassifications of prior year of  “Notes receivable and other,” as reported on the consolidated balance sheet, were made to conform to current year presentations. Such reclassifications had no impact on net income or total members’ equity.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”)  issued an Accounting Standards Update 2009-13 (“ASU 2009-13”) that amended the accounting rules addressing revenue recognition for multiple- deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU 2009-13 provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the adoption of ASU 2009-13 and the impact this update will have on our consolidated financial statements.

In January 2010, the FASB updated FASB ASC 820, that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) roll forward activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures became effective for the fiscal year and interim periods beginning on April 1, 2011.  The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact on the Company’s financial statements.

2. Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include options and P units, is computed using the treasury stock method.

The basic and diluted net income per share calculations are presented below (in thousands, except for per share amounts):

	Successor	Predecessor
	For the period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Basic net income (loss) per common share
Net income (loss)	$(14,940)	$(267)	$18,940	$26,401
Weighted-average common shares outstanding(1)	24,900,332	52,253	47,205	47,205
Basic net income (loss) per common share	$(0.60)	$(5.11)	$401.23	$559.28

(1)                                  For the years ended March 31, 2010 and 2009, outstanding Class P series units held by certain members of the Predecessors management are contingent on the satisfaction of certain conditions that had not yet been met and therefore are not included in the calculation of the weighted-average shares outstanding for basic net income (loss) per common share.

	For the period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Diluted net income (loss) per common share
Net income (loss) used to determine diluted net income (loss) per common share	$(14,940)	$(267)	$18,940	$26,401
Weighted-average common shares outstanding	24,900,332	52,253	47,205	47,205
Adjustment for incremental shares arising from assumed exercise of Class P units and options	—	—	5,048	6,630
Weighted-average common shares for diluted net income (loss) per share	24,900,332	52,253	52,253	53,835
Diluted net income (loss) per common share(1)	$(0.60)	$(5.11)	$362.47	$490.41

(1)          As the Company was in a net loss position for the period from May 1, 2010 through March 31, 2011 and for the period from April 1, 2010 through April 30, 2010 , there was no dilutive effect on net loss per common share as the Class P units issued by the predecessor and options issued by the successor are antidilutive. Therefore, both basic and diluted net loss per common share were $(0.60) for the period from May 1, 2010 through March 31, 2011 and $(5.11) for the period from April 1, 2010 through April 30, 2010.

See Note 13 for additional information regarding the stock split on March 31, 2011. The Board of Directors of Thermon Group Holdings, Inc. (“Successor”) approved a 192.458681-for-one split of Successor’s issued and outstanding common stock. These consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 192.458681-for-one split.  Note that the capital structures of the Predecessor and Successor are substantially different and the reported per common share amounts are not comparable.

See Note 18 for additional information regarding our initial public offering.  In May 2011, the Company issued 4,575,098 new common shares.  These new shares will be added to basic and diluted weighted average common shares outstanding in future calculations of earnings per share.

3. Inventories

Inventories consisted of the following at March 31:

	Successor	Predecessor
	2011	2010
Raw materials	$9,847	$7,451
Work in progress	2,307	1,831
Finished goods	20,669	14,725
	32,823	24,007
Valuation reserves	(1,705)	(1,172)
Net inventory	$31,118	$22,835

The following table summarizes the annual charges in our valuation reserve accounts:

Predecessor:
Balance at April 1, 2008	$1,828
Additions charged to expense	349
Charged to reserve	(824)
Balance at March 31, 2009	1,353
Additions charged to expense	173
Charged to reserve	(354)
Balance at March 31, 2010	1,172
Additions charged to expense	42
Charged to reserve	(16)
Balance at April 30, 2010	$1,198
Successor:
Balance at May 1, 2010	1,198
Additions charged to expense	507
Balance at March 31, 2011	$1,705

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	Successor	Predecessor
	2011	2010
Land, buildings and improvements	$13,495	$13,437
Machinery and equipment	7,378	11,739
Office furniture and equipment	2,595	2,866
	23,468	28,042
Accumulated depreciation	(1,782)	(5,292)
	$21,686	$22,750

Depreciation expense was $1,894, $177, $1,998 and $1,870 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively.

5. Acquisition, Goodwill and Other Intangible Assets

We were acquired on April 30, 2010 as follows:

Consideration to or on behalf of sellers at close	$220,600
Payoff existing debt, interest and bank fees at close	93,700
Accrual for obligations in settlement with seller(1)	7,175
$321,475

(1)                                  Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustments for working capital and income taxes, of which $2,962 was paid in the period from May 1, 2010 through March 31, 2011 and $4,213 was outstanding at March 31, 2011.

The following table summarizes the final fair value of the assets and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$2,852
Accounts receivable, net	40,595
Inventories, net	32,325
Other current assets	11,756
Property, plant and equipment	22,599
Identifiable intangible assets	172,631
Goodwill	118,024
Other noncurrent assets	283
Total assets	401,065
Liabilities assumed:
Current liabilities	21,281
Other long-term debt
Noncurrent deferred tax liability	57,046
Other noncurrent liabilities	1,263
Total liabilities	79,590
Purchase price	321,475
Less: cash	(2,852)
Purchase price net of cash received	$318,623

At March 31, 2011, the total cash paid to date for the CHS Transactions consists of the following:

Purchase price	321,475
Less: Cash received	(2,852)
Obligation due to settle the CHS Transactions	(4,213)
Purchase price paid to date net of cash	$314,410

The push-down accounting effects of the CHS Transactions resulted in an increase in shareholder’s equity of approximately $155,422, which we allocated to the historical balance sheet. The following is a summary of the fair value adjustments pushed down to the Company:

May 1, 2010 (Successor)
Inventory	$7,648
Property, plant and equipment	(30)
Identifiable intangible assets	121,726
Goodwill	76,021
Obligations due to settle the CHS Transactions	(7,175)
Noncurrent deferred tax liability	(42,052)
Other noncurrent liabilities	(716)
$155,422

The following reconciles goodwill recorded at the date of acquisition through March 31, 2011:

Predecessor:
Balance at March 31, 2010	$42,013
Foreign currency impact	(10)
Balance at April 30, 2010	$42,003
Successor:
Balance at May 1, 2010 as a result of the CHS Transactions	118,024
Foreign currency impact	2,726
Balance at March 31, 2011	$120,750

Other intangible assets at March 31, 2011 were related to the CHS Transactions  and consisted of the following:

	Gross Carrying Amount at May 1, 2010	Accumulated Amortization	Net Carrying Amount at March 31, 2011
Trademarks	$49,403	$—	$49,403
Developed technology	11,321	600	10,721
Customer relationships	104,319	7,240	97,079
Backlog	10,480	10,480	—
Certification	516	—	516
Other	1,634	297	1,337
Total	$177,673	$18,617	$159,056

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, backlog and other intangible assets have estimated lives of 20 years, 10 years, 4 months and 6 years, respectively. The weighted average useful life for the group is 10 years.

At March 31, 2011, approximately $11,626 of the purchase price was held in escrow to secure the Predecessor’s indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Other intangible assets at March 31, 2010 were related to the Audax transaction in 2007 and consisted of the following:

	Predecessor
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$27,767	$—	$27,767
Developed technology	6,408	828	5,580
Customer relationships	21,632	5,588	16,044
Backlog	9,770	9,770	—
Certification	521	57	464
Noncompete agreements	464	240	224
Other	58	—	58
Total	$66,620	$16,483	$50,137

The Company allocates the purchase price in connection with the CHS Transactions to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. The Company engaged an independent third-party appraisal firm to assist the Company in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The Company’s management ultimately takes responsibility for valuations assigned to the assets and liabilities assumed in connection with the purchase combination. The significant purchased intangible assets recorded by the Company include trademarks, customer relationships, backlog and developed technology.

Critical estimates in valuing certain intangible assets include, without limitation, future expected cash flows from customer relationships, acquired developed technologies and trademarks and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition-related transaction costs, such as advisory, legal and other professional fees, are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which costs are incurred. Total advisory, legal and other fees incurred by the Company were approximately $38,200, of which $8,800 was expensed in the period from May 1 2010 through March 31, 2011, $13,900 was incurred and expensed by the Predecessor in the period from April 1, 2010 through April 30, 2010, and the remainder is being capitalized as debt issuance cost.

The Company does not expect goodwill recorded in connection with the Acquisition to be deductible for tax purposes.

The Company recorded amortization expense of $18,030, $215, $2,426 and $6,627 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. Annual amortization for the next five years and thereafter will approximate the following:

2012	$11,504
2013	11,504
2014	11,504
2015	11,504
2016	11,504
Thereafter	51,611
Total	$109,131

6. Accrued Liabilities

Accrued current liabilities consisted of the following at March 31:

	Successor	Predecessor
	March 31,
	2011	2010
Accrued employee compensation and related expenses	$9,333	$6,171
Interest	9,083	280
Customer prepayment	6,866	—
Warranty reserve	1,325	699
Professional fees	774	1,097
Compliance costs	55	704
Other	1,536	4,554
Total accrued current liabilities	$28,972	$13,505

7. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,639 USD at March 31, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at March 31, 2011 or 2010.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,762 USD at March 31, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding on this facility at March 31, 2011 or 2010.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $335 USD at March 31, 2011). The facility is collateralized by real estate. No loans were outstanding on this facility at March 31, 2011 or 2010.

In August 2010, the Company’s subsidiary in Japan established a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $543 USD at March 31, 2011). The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 8. No loans were outstanding under the Japanese revolving credit facility at March 31, 2011.

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2011 (Successor)	March 31, 2010 (Predecessor)
9.500% Senior Secured Notes due May 2017	$210,000	$—
Notes payable	—	109,249
	210,000	109,249
Less current portion	(21,000)	—
	$189,000	$109,249

Current Portion

On March 30, 2011, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $210,000 outstanding principal on April 29, 2011 at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date.

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40,000 senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of March 31, 2011, we had $33,400 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At March 31, 2011, we had drawn $2,063 on our Canadian facility.  The variable interest rate on the amount outstanding at March 31, 2011 was 5%.  The amount outstanding at March 31, 2011 was drawn under an agreement with our lender that it would be repaid within 60 days.  Accordingly, the amount has been classified as a current liability.

Senior secured notes.  As of March 31, 2011, we had $210,000 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $20,000. As a result of the optional redemptions of $21,000 of the notes on each of April 29, 2011 and June 9, 2011, we have $168,000 outstanding aggregate principal amount of our senior secured notes.  Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year. Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors. The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs. In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

Guarantees; security.  The obligations under our revolving credit facility and our senior secured notes are guaranteed on a senior secured basis by the Company and each of its existing and future domestic restricted subsidiaries, other than Thermon Industries, Inc., the issuer of the senior secured notes. The obligations under our revolving credit facility are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the agent under our revolving credit facility. Our senior secured notes and guarantees are also secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions; provided, however, that the liens are contractually subordinated to the liens thereon that secure our revolving credit facility.

Restrictive covenants.  The revolving credit facility and senior secured notes contain various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to exceptions.

As of March 31, 2011, the aggregate market value of our debt, with a face amount of $210,000, was approximately $225,800 based on a market quoted premium of 107-108. At March 31, 2010, the carrying amounts of long-term debt related to obligations of the former owners approximate their fair values due to their variable rates.

Maturities of long-term debt are as follows for the years ended March 31:

2012(1)	$21,000
2013	—
2014	—
2015	—
2016	—
2017	189,000
Total	$210,000

(1)   The maturity in 2012 is the result of the Company’s decision to make a redemption of principal in April 2012.

Other Financial Assets and Liabilities

Financial assets and liabilities with the carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, other current assets, current debt, accounts payable and other current liabilities.

9. Related-Party Transactions

We paid management and transaction success fees to, and reimbursed the out of pocket expenses of, our private equity sponsors of $8,569 in the period from May 1, 2010 to March 31, 2011. Of this amount, $620 is included in prepaid expenses as the amortized amounts paid to one of our private equity sponsors, $2,605 were included as debt issuance costs, net on the consolidated balance sheet, $3,022 is included in success fees to owners related to the CHS Transactions expense, $398 included in miscellaneous expense, and $1,924 of management fees to our private equity sponsors is included in marketing, general and administrative and engineering expense.

The Predecessor paid management fees and expenses to its private equity sponsor, Audax, in the period from April 1 to April 30, 2010 of $4,795.  Of this amount $79 is included in marketing, general and administrative and engineering expense and $4,716 is included in Success fees to owners related to the CHS Transactions. During the fiscal years ended March 31, 2010 and 2009 the predecessor paid management fees and expenses of $862 and

$825, respectively, to its private equity sponsor, which is included in marketing, general and administrative and engineering expense.

See Note 5 for further information regarding payments due to the sellers in the CHS Transactions. Estimated amounts due the sellers are shown as a current liability labeled “Obligations due to settle the CHS Transactions.”  See also Note 18 for additional information related to TGH’s initial public offering of stock, (“IPO”).  At completion of the IPO, the Company paid $7,400 to the private equity sponsors in fees for the termination of their respective management agreements.

10. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee’s salary contributed. The Company’s matching contributions to defined contribution plans on a consolidated basis were approximately $673, $125, $749 and $697 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company’s ability to achieve certain profitability objectives. The Company recorded approximately $5,131, $273, $3,253 and $5,400, for incentive compensation earned in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal years 2010 and 2009, respectively.

The bulk of the incentive is normally paid subsequent to the finalization of the results for the fiscal year. In the fiscal year 2010, the amount actually paid out with respect to fiscal 2009 was reduced by approximately $1,043 and the benefit was reflected in the fiscal 2010 incentive expense. The fiscal year 2010 bonus payment of $2,833 was paid in April 2010.  In addition to the fiscal year 2010 incentive, the Company paid a bonus totaling $3,545 to certain employees in connection with the CHS Transactions, which is included as miscellaneous expense in the period from April 1, 2010 to April 30, 2010. Incentive bonuses for the period from May 1, 2010 to March 31, 2011 had not been paid out at June 15, 2011.

11. Commitments and Contingencies

At March 31, 2011, the Company had in place letter of credit guarantees from banks, securing performance obligations of the Company, totaling $5,980 relating to certain sales contracts of which $2,133 is secured by cash deposits. Included in prepaid expenses and other current assets at March 31, 2011 and 2010, was approximately $2,133 and $2,066, respectively, of foreign currency deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $1,712, $156, $1,697 and  $1,605 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. Future minimum annual lease payments under these leases are as follows for the years ended March 31:

2012	$2,048
2013	1,539
2014	1,308
2015	1,134
2016	1,067
Thereafter	1,283
$8,379

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,010, $92, $1,114, $1,106 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2012	$648
2013	231
2014	12
2015	—
2016	—
$891

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties, or judgment being assessed against the Company, which, from time to time, may have an impact on earnings. It is the opinion of management the following proceeding will not have a material adverse effect on the Company’s operations or financial position.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities.  We can give no assurances we will prevail in any of these matters. We have however accrued $400 as an estimate of likely exposure in this matter.

Changes in the Company’s product liability are as follows:

Predecessor:
Balance at April 1, 2008	616
Reserve for warranties issued during the period	518
Settlements made during the period	(159)
Balance at March 31, 2009	975
Reserve for warranties issued during the period	188
Settlements made during the period	(464)
Balance at March 31, 2010	699
Reserve for warranties issued during the period	58
Settlements made during the period	(1)
Balance at April 30, 2010	$756
Successor:
Balance at May 1, 2010	756
Reserve for warranties issued during the period	1,662
Settlements made during the period	(1,093)
Balance at March 31, 2011	$1,325

Management Employment Contracts—Our four senior executive officers are subject to employment contracts that provide for benefits under various circumstances of termination which include continued payment of their salary for up to twelve months.  As a group, the combined possible salary payment would be $1,000 if they were terminated simultaneously under circumstances such as a change of control.

12. Members’ Equity (Predecessor)

The limited liability company agreement (Operating Agreement) entered into in August 2007 in connection with the acquisition of Thermon sets forth that ownership interests are comprised of Class A Units for investors and a series of Class P Units as profits interest units. The Operating Agreement sets forth the terms of ownership and how the profits, losses and gains will be allocated to the capital accounts of its members. The timing and aggregate amount of distributions to unit holders are determined at the sole discretion of the Board of Managers. Only Class A Units are voting units. Unless specifically agreed, holders of the Company’s ownership interest have no liability for the Company’s obligations.

Units are not transferable, except in limited circumstances as set out in the Operating Agreement.

Class P Units are additionally subject to the terms of the certificate documenting the award, including vesting and repurchase rights at the lower of original cost of fair market value upon separation of service.

In the event of a change of control transactions, Class A Units receive all distributions until capital is returned. Then, Class P units receive all distributions until their capital is returned. Thereafter, Class A Units and Class P-1 Units participate until two times capital is returned. Thereafter, Class A Units and Class P-1 and P-2 Units participate until three times capital is returned. Thereafter, Class A Units and Class P-1, P-2 and P-3 Units participate until four times capital is returned. Thereafter all Units participate. In February 2008, certain members of management were issued 6,630 restricted and unvested Class P series units for $7 in cash. These units vest at a rate of 20% at each anniversary of the grant through February 2013, and are exercisable in the event of a change in control transaction. The following table summarizes activity in Member units by class during the fiscal year ended March 31, 2010.

	Shares Outstanding March 31, 2009	Shares Forfeited	Shares Outstanding March 31, 2010	Shares Vested March 31, 2010	Available for Issuance March 31, 2010
Class A Units	47,205	—	47,205	—	—
Class P1 Units	2,319	—	2,319	929	1,508
Class P2 Units	858	—	858	343	560
Class P3 Units	906	—	906	363	593
Class P4 Units	965	—	965	385	622
Total P Units	5,048	—	5,048	2,020	3,283
Total	52,253	—	52,253	2,020	3,283

With the close of the CHS Transactions, all A units and all vested P Units were liquidated through cash distributions to their respective holders.

13. Shareholder’s Equity (Successor)

We have 24,933,407 shares of $0.001 par value common stock issued and outstanding. All of our outstanding shares of common stock are held by our private equity sponsors and certain of our current and former employees and directors.

On March 31, 2011, the Board of Directors of Thermon Group Holdings, Inc. (“Successor”) approved an increase in the number of authorized shares to 150,000,000 shares of common stock and a 192.458681-for-one split of Successor’s issued and outstanding common stock. The increase in the authorized shares and the stock split became effective on March 31, 2011. The common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have  been presented to reflect the 192.458681-for-one split for the period from May 1, 2010 to March 31, 2011.  The stock split only applied to the Successor and had no effect on capital structure of the Predecessor, which is reported within these financial statements.

14. Stock-Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a  combined total of 2,757,524 shares of our common stock.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc.

The vesting of these grants is based on a series of factors which ultimately include the attainment of certain market conditions as well as the completion of a seven year length of service condition. The market condition stipulates that our private equity sponsors would need to double their investment in order for options to vest after a seven year length of service.  The option grants also made provision for approximately 20% of the options outstanding to vest each year subject the Company’s annual performance as recommended by our board of directors.  These vesting schedules became irrelevant on May 10, 2011 when Thermon Group Holdings, Inc. completed its IPO, thereby accelerating the vesting of all outstanding options in accordance with the terms of our restricted stock and stock option plan.  See Note 18.  In the first quarter of fiscal 2012, we will record stock-based compensation expense of approximately $6,300, which represents all remaining potential future expense for options outstanding at March 31, 2011.

In order to arrive at these estimates, the Company employed two option pricing valuation models.  For the 20% of the options that vested via the attainment of performance metrics in fiscal 2011, we used a Black-Scholes pricing model. Due to the market factor attributable to the length of service condition, we used a Monte Carlo model to estimate the fair value of the options to be expensed ratably.  With the exception of the fair value of the underlying stock, the assumptions used in determining fair value of the options are the same under both pricing models.  For the Black-Scholes assumptions, fair value of the underlying stock was the same as the strike price for all options granted in fiscal 2011.  The Monte Carlo model uses the Black-Scholes model to calculate fair value for approximately 100,000 different market level assumptions.  The Monte Carlo model then averages the outcomes to arrive at fair value of each option.

Due to the fact that the common stock underlying the options was not publicly traded at March 31, 2011, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. Accordingly the assumptions we used for both models were an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 2.02% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2011 was $2.80 per share. For the period from May 1, 2010 to

March 31, 2011, the Company determined that vesting of the 20% of options was likely and therefore recorded stock-based compensation expense of $1,413.  In addition, the Company expensed the ratable portion of the options which vested based on the performance and of length of service conditions of $476.  For the period from May 1, 2010 to March 31, 2011, we recorded a tax benefit of $466 related to the expensing of these options.  No stock options were granted in a prior period presented and all options granted in fiscal 2011 were outstanding at March 31, 2011 with none being exercised or forfeited.

During the nine months ended December 31, 2010, Thermon Group Holdings, Inc., issued 9,623 shares of common stock to an employee of one of our foreign subsidiaries under our restricted stock and stock option plan. The fair value of the stock at the time of the award was $5.20 per share. Accordingly, we recorded stock-based compensation expense of $50.

15. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Current provision:
Federal provision	$4,878	$(2,016)	$4,481	$4,643
Foreign provision	9,394	(177)	5,168	8,427
State provision (benefit)	281	(119)	277	347
Deferred provision:
Federal deferred provision (benefit)	(4,975)	(14,730)	3,413	(8,367)
Foreign deferred provision (benefit)	(3,288)	(354)	617	(3,082)
State deferred provision (benefit)	(130)	(38)	10	(173)
Total provision for income taxes	$6,160	$(17,434)	$13,966	$1,795

Deferred income tax assets and liabilities were as follows:

	March 31,
	2011	2010
Deferred tax assets:
Current
Accrued liabilities and reserves	$1,878	$874
Inventories	466	251
Pensions	—	100
International, net	524	203
Total current deferred tax assets	2,868	1,428

Non-current
Capitalized transaction costs	879	—
Stock option compensation	466	—
Total non-current deferred tax assets	1,345	—

Deferred tax liabilities:
Current
Prepaid expenses	(89)	(167)
Total current deferred tax liabilities	(89)	(167)
Non-current
Intangible assets	(47,002)	(12,171)
Property, plant and equipment	(1,981)	(2,860)
Canadian debt facility	—	(14,945)
Undistributed foreign earnings	(2,171)	—
Total non-current tax liabilities	(51,154)	(29,976)

Net current deferred tax asset	$2,779	$1,261
Net non-current deferred tax liability	$(49,809)	$(29,976)

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
U.S.	$(13,894)	$(16,652)	$14,398	$10,766
Non-U.S.	5,114	(1,049)	18,508	17,430
Income (loss) from continuing operations	$(8,780)	$(17,701)	$32,906	$28,196

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(3,073)	$(6,196)	$11,517	$9,888
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	61	—	86	51
Undistributed foreign earnings	1,978	—	—	—
Effects on Canadian debt facility	—	(8,713)	2,463	(7,755)
Rate difference—international subsidiaries	5,190	(3,587)	(410)	(1,122)
Nondeductible charges	1,541	1,041	38	(36)
Adjustment to tax account balances	582	—	251	479
Other	(119)	21	21	290
Provision (benefit) for income taxes	$6,160	$(17,434)	$13,966	$1,795

The Company views undistributed earnings of certain foreign subsidiaries as permanently re-invested and, therefore, has not provided deferred taxes related to these earnings. The Company changed its position during the year relating to undistributed earnings of its Canadian subsidiary and correspondingly deferred taxes have been provided for Canadian undistributed earnings.  The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the U.S. dollar/Canadian dollar exchange rate each year.

In connection with the Audax Transaction in 2007, the Predecessor obtained financing in Canada, which was repaid through the CHS Transactions.  In completing the Audax Transaction, the stock of Thermon Canada, a subsidiary of Thermon Manufacturing Company (“TMC”), was distributed to Thermon Holding Corp. (“THC”). This caused TMC to realize a gain on the difference between its tax basis in Thermon Canada and the fair market value of Thermon Canada’s stock under IRC Section 311(b); however, the gain was deferred under the consolidated return rules and created a “deferred intercompany gain.” This deferred gain is a tax attribute which is not reflected on the financial statements of the Company since it is avoidable.

As of March 31, 2011, the tax years 2005 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

As a result of the implementation of the pronouncement entitled Accounting for Uncertainty of Income Taxes, the Company recognized no change in the liability for unrecognized tax benefits and no adjustments to the April 1, 2009 balance of retained earnings.  An additional liability was booked during the period ended March 31, 2011 and April 30, 2010 relating to uncertain positions regarding the deductibility of certain transaction costs.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010
Beginning balance	$716	$—
Additions based on tax positions related to the current year	521	716
Additions for tax positions of prior years	61	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Provision (benefit) for income taxes	$1,298	$716

16. Miscellaneous Income (Expense)

Miscellaneous income (expense) included in the consolidated income statement consisted of the following:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Professional fees and expenses related to CHS transactions and debt registration	$(5,752)	$(5,660)	$(1,012)	$(1,273)
Employee bonus payments paid in connection with the CHS transactions	—	(3,545)	—	—
Compliance fees and costs	600	—	—	(1,220)
Other	(72)	304	(273)	(627)
Total	$(5,224)	$(8,901)	$(1,285)	$(3,120)

17. Geographic Information

The Company has determined its operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segments. It requires disclosures about products and services, geographic areas and major customers.

The Company has defined its operating segment based on geographic regions. The Company sells its products in two geographic regions. The Company’s sales in these regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, the Company elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of its products which are similar in nature and revenue from construction and engineering are reflected as sales in its consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales, operating income and long-lived assets, classified by major geographic areas in which the Company operates are as follows:

	Successor	Predecessor
	For the Period May 1, 2010 Through March 31, 2011	For the Period April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Sales by geographic area:
Western hemisphere:
United States	$67,968	$4,959	$65,453	$61,931
Canada	72,710	3,992	50,740	60,528
Elsewhere in the Western Hemisphere	1,101	25	1,165	2,151
Intercompany sales	49,289	3,850	38,149	45,721
	191,068	12,826	155,507	170,331
Eastern hemisphere:
Europe	58,779	2,970	52,329	50,114
Asia	25,187	1,117	23,027	28,031
Intercompany sales	1,307	51	2,105	1,741
	85,273	4,138	77,461	79,886
Eliminations	(50,596)	(3,901)	(40,255)	(47,462)
	225,745	13,063	192,713	202,755
Operating income:
Western hemisphere:
United States	3,126	1,126	14,496	14,051
Canada	16,053	1,066	15,212	12,769
Elsewhere in the Western Hemisphere	323	(30)	(128)	569
Eastern hemisphere:
Europe	4,516	125	8,597	10,360
Asia	2,922	18	3,866	3,892
Unallocated:
Management fees	(1,924)	(79)	(862)	(825)
Other allocations	(1,090)	(88)	362	49
	$23,926	$2,138	$41,543	$40,865

	March 31,
	2011	2010
Long-lived assets
Western hemisphere	$17,667	$18,852
Eastern hemisphere	4,019	3,898
	$21,686	$22,750

18. Subsequent Events

Redemption of Senior Secured Notes

On March 30, 2011, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $210,000 outstanding principal amount at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date of April 29, 2011, payable in cash.

On May 10, 2011 and in connection with the consummation of the IPO, the Company called for redemption in part of its senior secured notes.  We gave notice to the note holders that we would be redeeming $21,000 aggregate principal amount of the outstanding $189,000 aggregate principal amount of the senior secured notes.  The redemption price of the senior secured notes was 103% of the principal amount redeemed, plus accrued and unpaid interest thereon until the redemption date, payable in cash.  The redemption date was June 9, 2011.  The redemption was financed with a portion of the net proceeds from IPO.

Initial Public Offering

In May 2011, we completed an initial public offering of our common stock. We issued 4,575,098 new common shares for which we received $48,558 after deductions for expenses and underwriting discounts and commissions. The gross offering price was $12.00 per share.   In addition, some of our stockholders participated in the offering and sold a total of 6,074,902 shares at a gross offering price of $12.00 per share, for which they were paid directly.

Acceleration of Stock Options

In connection with the IPO for Thermon Group Holdings, Inc., the terms of our restricted stock and stock option plan provided for the accelerated vesting of all outstanding options under such plan in the event of a public offering.  Upon the IPO, all outstanding options under our restricted stock and stock option plan became fully vested.  In the first quarter of fiscal year 2012, we will record stock-based compensation expense of approximately $6,300 which represents all remaining option expense at March 31, 2011.

Notice of Tax Dispute with the Canada Revenue Agency

On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers within the Audax Transaction that was completed in August 2007.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  While we will vigorously contest this ruling, we expect that any liability will be covered under the indemnity agreement with our former owners as described in Note 5.

19. Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States and Canada

The accounting principles followed by the Company conform with U.S. GAAP. While the financial statements at March 31, 2011 and for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010, were completed under U.S. GAAP, Thermon Canada, Inc was reconciled to U.S. GAAP by the predecessor at March 31, 2010 and for the two years then ended. Significant differences affecting the Company between U.S. GAAP and Canadian GAAP as it relates to Thermon Canada, Inc are summarized below.

Consolidated Balance Sheets under U.S. GAAP

March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$30,147
Accounts receivable	41,882
Notes receivable and other	3
Inventories	22,835
Cost and estimated earnings in excess of billings on uncompleted contracts	1,636
Income tax receivable	1,368
Prepaid expenses and other current assets	4,331
Deferred income taxes (a)	1,428
Total current assets	103,630
Property, plant and equipment	22,750
Goodwill (b)	42,013
Intangibles, net (b)	50,137
Deferred issuance cost (c)	2,586
Total assets	$221,116
LIABILITIES
Current liabilities	$26,233
Long term debt ( c)	109,249
Deferred income taxes (a)	30,005
Other noncurrent liabilities	555
Total liabilities	166,042
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Members’ equity (d)	55,074
Total liabilities and shareholders’ equity	$221,116

(a) Taxes

Tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities. Based on an analysis performed by the Company for the years ended March 31, 2010 and 2009, no significant differences were identified. On April 1, 2009, we adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for U.S. GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either March 31, 2010 or March 31, 2009.

(b) Push down accounting

In connection with the Audax Transaction in fiscal year 2008, approximately 70% of Thermon Industries, Inc. was acquired by the private equity investor and the remaining 30% consisted of management rollover equity. Pursuant to pre-codification guidance under EITF 88-16, Basis in Leveraged Buyout Transactions, and pre-codification guidance under EITF 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, under U.S. GAAP, if less than 100% of a Company is acquired, the portion of the Company not acquired is valued at the predecessor basis. Such provision does not exist under Canadian GAAP, therefore 100% of the step-up was recorded under Canadian GAAP. This resulted in a basis difference of approximately $3,200 in the opening balance sheet as of August 30, 2007. The basis differences as of March 31, 2010 and 2009 were $2,800 and $2,400, respectively, including the effects of foreign currency fluctuations. See note (d) to this Note 19 below as it relates to the effects on the statement of operations for the periods presented.

(c) Deferred issuance cost

Under U.S. GAAP, debt issuance costs are capitalized as an asset and amortized over the term of the debt. Canadian GAAP does not permit an entity to classify debt issuance costs as deferred charges but instead requires capitalized financing fees to be deducted from the amortized cost of the debt. As such, the long term debt balance is approximately $1,000 lower under Canadian GAAP with the balance being recorded as a deferred issuance cost in the consolidated financial statements under U.S. GAAP. No differences were noted as it related to the statement of operations.

(d) Statement of operations and statement of members’ equity/shareholders’ equity

The adjustments to comply with U.S. GAAP for the Predecessor years ended March 31, 2010 and 2009 would have no material effect on net income or members’ equity/shareholders’ equity. As a result of the difference in basis related to intangible assets under U.S. GAAP disclosed further under (c) above, less amortization expense was recorded under U.S. GAAP for the Predecessor years ended March 31, 2010 and 2009, and the period from August 30, 2007 to March 31, 2008 of approximately $160, $530, and $420. No such basis difference was noted during the Pre-predecessor period.

(e) Statements of cash flow

The adjustment to comply with U.S. GAAP for the Predecessor the years ended March 31, 2010 and 2009 would have no effect on net cash and cash equivalents provided by operating activities, cash provided by (used in) financing activities, and cash used in investing activities aside from the difference in amortization expense disclosed under (d) above.

20. Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States and Australia

The accounting principles followed by the Company conform with U.S. GAAP. No significant differences affecting the Company between U.S. GAAP and Australian GAAP as it relates to Thermon Australia, PTY., LTD were identified for the Predecessor years ended March 31, 2010 and 2009. The accounting for Thermon Australia, PTY., LTD was completed under U.S. GAAP at March 31, 2011.

21. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2011 are as follows:

	Predecessor	Successor
	One Month Ended	Two Months Ended	Three Months Ended
	April 30 2010	June 30 2010	September 30 2010	December 31 2010	March 31 2011
Sales	$13,063	$37,513	$63,451	$64,941	$59,840
Gross profit	6,616	12,170	25,332	29,608	29,008
Income from operations	2,138	(1,506)	5,061	11,203	9,168
Net income	$(267)	$(12,173)	$(1,797)	$3,009	$(3,979)

	Predecessor
	Three Months Ended
	June 30 2009	September 30 2009	December 31 2009	March 31 2010
Sales	$50,812	$44,745	$47,348	$49,808
Gross profit	22,837	22,906	23,196	22,373
Income from operations	11,670	11,665	10,031	8,177
Net income	$5,243	$5,304	$4,182	$4,212

Report of Independent Registered Public Accounting Firm

Members and Board of Directors

Thermon Holding Corp.

We have audited the accompanying consolidated balance sheets of Thermon Holding Corp. (the Company or Successor) as of March 31, 2011 and 2010 (Predecessor) of Thermon Holdings, LLC., and the related consolidated statements of operations, members’/shareholders’ equity, and cash flows for the period from May 1, 2010 to March 31, 2011(Successor), for the period from April 1, 2010 to April 30, 2010 (Predecessor) and for the years ended March 31, 2010 and 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2010 and 2009 financial statements of Thermon Canada Inc., Thermon Australia, PTY., LTD, and Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd., wholly owned subsidiaries, which statements reflect total assets of $96.3 million as of March 31, 2010, and total revenues of $59.0 million and $68.6 million for the years ended March 31, 2010 and 2009, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Thermon Canada Inc., Thermon Australia, PTY., LTD (each of which are before certain adjustments to conform to United States generally accepted accounting principles), and Thermon China is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

We have audited the adjustments presented in the reconciliation from Canadian generally accepted accounting principles and Australian generally accepted accounting principles to United States generally accepted accounting principles for 2010 and 2009 related to Thermon Canada Inc. and Thermon Australia, PTY., LTD, respectively, reflected in Notes 18 and 19 to the consolidated financial statements.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermon Holding Corp. at March 31, 2011 and 2010 (Predecessor) of Thermon Holdings, LLC., and the consolidated results of its operations and its cash flows for the period from May 1, 2010 to March 31, 2011 (Successor), for the period from April 1, 2010 to April 30, 2010 (Predecessor) and for the years ended March 31, 2010 and 2009 (Predecessor) in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas

June 20, 2011

Report of the Independent Registered Public Accounting Firm

To the Shareholder of Thermon Canada Inc.:

We have audited the balance sheet of Thermon Canada Inc. as at March 31, 2010 and the statements of earnings (loss) and comprehensive income (loss), retained earnings (deficit), cash flows, and the related schedules, for each of the years in the two-year period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010 in accordance with Canadian generally accepted accounting principles.

/s/ Meyers Norris Penny LLP

Calgary, Alberta	Chartered Accountants
October 28, 2010

Thermon Australia Pty Ltd

ABN: 79 000 554 932

Independent Audit Report to the members of Thermon Australia Pty Ltd

We have audited the accompanying financial statements of Thermon Australia Pty Ltd, which comprises the statement of financial position as at 31 March 2010, and the statement of comprehensive income, statement of changes in equity and statement of cash flows for the year ended that date a summary of significant accounting policies, other explanatory notes and the director’s declaration.

Directors’ Responsibility for the Financial Statements

The directors of the company are responsible for the preparation and fair presentation of the financial statements and have determined that the accounting policies described in Note 1 to the financial statements, which form part of the financial statements, are appropriate to meet the requirements of the Corporations Act 2001, and are appropriate to meet the needs of the members. The directors responsibility also includes establishing and maintaining internal control relevant to the preparation and fair presentation of the financial report that is free from material misstatement, whether due to fraud or error; selecting and applying accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditor’s Responsibility

Our responsibility is to express an opinion on the financial statements based on our audit. No opinion is expressed as to whether the accounting policies used, as described in Note 1, are appropriate to meet the needs of the members. We conducted our audit in accordance with Australian Auditing Standards and the standards of the Public Company Accounting Oversight Board (United States). These Auditing Standards require that we comply with relevant ethical requirements relating to audit engagements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by the directors, as well as evaluating the overall presentation of the financial statements.

The financial statements have been prepared for distribution to members for the purpose of fulfilling the directors’ financial reporting under the Corporations Act 2001. We disclaim an assumption of responsibility for any reliance on this statement or on the financial statements to which it relates to any person other than the members, or for any purpose other than that for which it was prepared.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Independence

In conducting our audit, we have complied with the independence requirements of the Corporations Act 2001. We confirm that the independence declaration required by the Corporations Act 2001, provided to the directors of Thermon Australia Pty Ltd on 24 May 2010, would be in the same terms if provided to the directors as at the date of this auditor’s report.

Auditor’s Opinion

In our opinion the financial statements of Thermon Australia Pty Ltd are prepared in accordance with the Corporations Act 2001, including:

(a)                                  giving a true and fair view of the company’s financial position as at 31 March 2010 and of its performance for the year ended on that date; and

(b)                                 complying with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Regulations 2001.

/s/ BELL PARTNERS
Bell Partners
Chartered Accountants

/s/ T G REES
T G Rees
Partner

Level 7, 468 St Kilda Road, Melbourne

31 May 2010

Thermon Australia Pty Ltd

ABN: 79 000 554 932

Independent Audit Report to the members of Thermon Australia Pty Ltd

Report on the Financial Report

We have audited the accompanying financial report of Thermon Australia Pty Ltd, which comprises the balance sheet as at 31 March 2009, and the income statement, statement of changes in equity and cash flow statement for the year ended that date a summary of significant accounting policies, other explanatory notes and the directors’ declaration.

Directors’ Responsibility for the Financial Report

The directors of the company are responsible for the preparation and fair presentation of the financial report in accordance with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Act 2001. The directors responsibility also includes establishing and maintaining internal control relevant to the preparation and fair presentation of the financial report that is free from material misstatement, whether due to fraud or error; selecting and applying accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditor’s Responsibility

Our responsibility is to express an opinion on the financial report based on our audit. No opinion is expressed as the whether the accounting policies used, as described in Note 1, are appropriate to meet the needs of the members. We conducted our audit in accordance with Australian Auditing Standards and the standards of the Public Company Accounting Oversight Board (United States). These Auditing Standards require that we comply with relevant ethical requirements relating to audit engagements and plan and perform the audit to obtain reasonable assurance whether the financial report is free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial report. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial report, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the financial report in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by the directors, as well as evaluating the overall presentation of the financial report.

The financial report has been prepared for distribution to members for the purpose of fulfilling the directors’ financial reporting under the Corporations Act 2001. We disclaim an assumption of responsibility for any reliance on this report or on the financial report to which it relates to any person other than the members, or for any purpose other than that for which it was prepared.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Independence

In conducting our audit, we have complied with the independence requirements of the Corporations Act 2001. We confirm that the independence declaration required by the Corporations Act 2001, provided to the directors of Thermon Australia Pty Ltd on 15 May 2009, would be in the same terms if provided to the directors as at the date of this auditor’s report.

Auditor’s Opinion

In our opinion the financial report of Thermon Australia Pty Ltd is in accordance with the Corporations Act 2001, including:

(a)                                  giving a true and fair view of the company’s financial position as at 31 March 2009 and of its performance for the year ended on that date; and

(b)                                 complying with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Regulations 2001.

/s/ BELL PARTNERS
Bell Partners
Chartered Accountants

/s/ T G REES
T G Rees
Partner

Level 7, 468 St Kilda Road, Melbourne

21 May 2009

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS

THERMON HEAT TRACING & ENGINEERING (SHANGHAI) CO., LTD.

We have audited the accompanying balance sheets of Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd. (“the Company”) as of March 31, 2010 , and the statement of income for the years ended March 31, 2010 and 2009 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Independent Auditing Standards for Certified Public Accountants of China and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010, and the results of its operations for the years ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHANGHAI JIALIANG CPAS
Shanghai JiaLiang CPAs

Shanghai, the People’s Republic of China

October 31, 2010

Thermon Holding Corp.

Consolidated Statements of Operations

(Dollars in Thousands)

	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010 (Predecessor)	Year Ended March 31, 2009
Sales	$225,745	$13,063	$192,713	$202,755
Cost of sales	129,627	6,447	101,401	105,456
Gross profit	96,118	6,616	91,312	97,299
Operating expenses:
Marketing, general and administrative and engineering	54,162	4,263	47,343	49,807
Amortization of other intangible assets	18,030	215	2,426	6,627
Income from operations	23,926	2,138	41,543	40,865
Other income (expenses):
Interest income	42	7	6	94
Interest expense	(22,771)	(6,229)	(7,357)	(9,625)
Loss on retirement of debt	(630)	—	—	—
Loss on disposition of property, plant and equipment	(1,101)	—	(1)	(18)
Success fees to owners related to the CHS Transactions	(3,022)	(4,716)		—
Miscellaneous income (expense)	(5,224)	(8,901)	(1,285)	(3,120)
	(32,706)	(19,839)	(8,637)	(12,669)
Income (loss) from operations before provision for income taxes	(8,780)	(17,701)	32,906	28,196
Income tax (expense) benefit	(6,160)	17,434	(13,966)	(1,795)
Net income (loss)	$(14,940)	$(267)	$18,940	$26,401

See accompanying notes.

Thermon Holding Corp.

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31
	2011 (Successor)	2010 (Predecessor)
Assets
Current assets:
Cash and cash equivalents	$51,016	$30,147
Accounts receivable, net of allowance for doubtful accounts of $1,487 and $1,835 as of March 31, 2011 and 2010, respectively	40,013	41,885
Inventories, net	31,118	22,835
Costs and estimated earnings in excess of billings on uncompleted contracts	2,063	1,636
Income taxes receivable	2,462	1,368
Prepaid expenses and other current assets	7,633	4,331
Deferred income taxes	2,779	1,428
Total current assets	137,084	103,630

Property, plant and equipment, net	21,686	22,750
Goodwill	120,750	42,013
Intangibles, net	159,056	50,137
Debt issuance costs, net	11,573	—
Other noncurrent assets	633	2,586
Total assets	$450,782	$221,116
Liabilities and shareholder’s/members’ equity
Current liabilities:
Accounts payable	$18,573	$9,397
Accrued liabilities	28,972	13,505
Current portion of long term debt	21,000	—
Borrowings under revolving lines of credit	2,063	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,110	1,035
Income taxes payable	7,934	2,158
Obligations due to settle the CHS Transactions	4,213	—
Deferred income taxes	—	138
Total current liabilities	83,865	26,233
Long-term debt, net of current maturities	189,000	109,249
Deferred income taxes	49,809	30,005
Other noncurrent liabilities	1,826	555

Additional paid in capital	131,191	—
Foreign currency translation adjustment	10,031	—
Accumulated deficit	(14,940)	—
Shareholder’s/Members’ equity	126,282	55,074
Total liabilities and shareholder’s/members’ equity	$450,782	$221,116

See accompanying notes.

Thermon Holding Corp.

Consolidated Statements of Shareholder’s/Members’ Equity and Other Comprehensive Income

(Dollars in Thousands)

	Stock/Capital Amount	Retained Earnings/ (Deficit)	Currency Translation Adjustment	Total
Predecessor:
Balances at March 31, 2009	$37,501	$6,173	$(5,460)	$38,214
Dividend paid	—	(8,600)	—	(8,600)
Net income	—	18,940	—	18,940
Foreign currency translation adjustment	—	—	6,520	6,520
Comprehensive income	—	—	—	25,460
Balances at March 31, 2010	$37,501	$16,513	$1,060	$55,074
Net loss	—	(267)	—	(267)
Foreign currency translation adjustment	—	—	(576)	(576)
Comprehensive loss	—	—	—	(843)
Balances at April 30, 2010	$37,501	$16,246	$484	$54,231
Successor:
Initial Capitalization at May 1, 2010:
Initial capital contribution	$112,536	$—	$—	$112,536
Capital contribution related to certain management cash investments	16,716	—	—	16,716
Stock-based compensation expense	1,939	—	—	1,939
Net loss	—	(14,940)	—	(14,940)
Foreign currency translation adjustment (net of $197 tax expense)	—	—	10,031	10,031
Comprehensive loss	—	—	—	(4,909)
Balances at March 31, 2011	131,191	(14,940)	10,031	126,282

See accompanying notes.

Thermon Holding Corp.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010 (Predecessor)	Year Ended March 31, 2009
Operating activities
Net income (loss)	$(14,940)	$(267)	$18,940	$26,401
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,538	392	4,424	8,497
Amortization of debt cost, net	3,948	2,586	657	656
Stock compensation expense	1,939	—	—	—
(Benefit)/provision for deferred income taxes	(8,393)	(15,122)	4,040	(11,622)
Loss on disposition of property, plant and equipment	1,101	—	1	19
Other	—	—	—	(15)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,294	1,365	(2,971)	6,417
Inventories	(5,403)	(1,719)	2,855	33
Costs and estimated earnings and billings on construction contracts	(365)	34	819	(1,607)
Other current and noncurrent assets	(2,113)	(3,151)	(1,125)	(503)
Accounts payable	7,253	825	(789)	(3,283)
Accrued liabilities and noncurrent liabilities	18,888	9,515	(189)	(1,255)
Change in liability to former shareholders	—	—	(2,363)	(1,081)
Income taxes payable	7,215	(860)	382	1,029
Net cash provided by (used in) operating activities	38,962	(6,402)	24,681	23,686
Investing activities
Proceeds from sales of property, plant and equipment		—	2	32
Purchases of property, plant and equipment	(1,702)	(97)	(1,587)	(2,708)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(314,410)	—	—	—
Other investing transactions	(493)	(1,397)	—	408
Net cash used in investing activities	(316,605)	(1,494)	(1,585)	(2,268)
Financing activities
Proceeds from senior secured notes	$210,000	$—	$—	$—
Debt issuance costs	(15,249)	—	—	—
Proceeds from revolving lines of credit	6,662	—	—	—
Payments on revolving lines of credit and long-term debt	(4,599)	(19,385)	—	(11,957)
Payments on short-term notes payable	—	—	—	(310)
Capital contributions	129,252	—	—	—
Dividend paid	—	—	(8,600)	—
Net cash provided by (used in) financing activities	326,066	(19,385)	(8,600)	(12,267)
Effect of exchange rate changes on cash and cash equivalents	2,593	(14)	2,249	(2,223)
Change in cash and cash equivalents	51,016	(27,295)	16,745	6,928
Cash and cash equivalents at beginning of period	—	30,147	13,402	6,474
Cash and cash equivalents at end of period	$51,016	$2,852	$30,147	$13,402
Supplemental Noncash investing and financing activities
Effect of exchange rate changes on long-term debt	$—	$1,022	$10,218	$(9,652)
Effect of exchange rate changes on fixed assets	$(380)	$38	$(909)	$1,931
Effect of exchange rate changes on intangibles	$(3,977)	$144	$(6,619)	$7,981
Effect of exchange rate changes on Goodwill	$(2,726)	$10	$(5,005)	$4,829
Cash paid for interest and income taxes
Interest, net	$10,370	$3,923	$6,920	$8,521
Income taxes, net	$5,605	$860	$10,432	$12,482
Income tax refunds received	$(1,172)	—	—	—

See accompanying notes.

Thermon Holding Corp.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Data)

March 31, 2011

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,200 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Holding Corp. and its direct and indirect subsidiaries are referred to collectively as “we”,”our”, the “Company” or “Successor” in these consolidated financial statements of Thermon Holding Corp.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors”.

In the CHS Transactions, the senior secured notes were issued by Thermon Finance, Inc., which immediately after the closing of the CHS Transactions was merged into our wholly-owned subsidiary Thermon Industries, Inc.

The CHS Transactions was accounted for as a purchase combination. The purchase price was allocated to the assets acquired based on their estimated fair values, and liabilities assumed were recorded based upon their actual value. While the Company takes responsibility for the allocation of assets acquired and liabilities assumed, it consulted with an independent third party to assist with the appraisal process.

Pushdown accounting was employed to reflect the purchase price paid by our new owner.

We have prepared our consolidated financial statements as if Thermon Holding Corp. had been in existence throughout all relevant periods. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance.

Thermon Holdings, LLC ( “Predecessor”) was organized by Audax Private Equity Fund II, L.P. and its affiliates (“Audax”) to acquire a controlling interest in Thermon Industries, Inc. and its subsidiaries, which acquisition occurred on August 30, 2007 (such acquisition, the “Audax Transaction”).  The CHS Transactions which closed on April 30, 2010, resulted in the liquidation of the equity balances that belonged to the Predecessor.  The settlement of equity balances and associated transaction expenses of the Predecessor are reported in the Period from April 1, 2010 to April 30, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 62%, 70%, 66%, and 69% of the Company’s consolidated sales, $(2,145), $16,271, $18,509 and $17,500 of the Company’s consolidated pretax income for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010 (the two periods which represent fiscal year 2011), fiscal year 2010 and fiscal year 2009, respectively, and 50% and 65%, of the Company’s consolidated total assets at March 31, 2011 and 2010, respectively.

The Company includes disclosures of events that occur after the balance sheet date but before the financial statements are available to be issued. Management has evaluated subsequent events through June 20, 2011, the date at which the financial statements were available to be issued.

Segment Reporting

The Company’s senior management allocates resources and assesses the performance of its electrical and steam heat tracing of piping, vessels, instrumentation and associated equipment sales activities as one segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents

Cash and cash equivalents consist of cash in bank and money market funds. All highly liquid investments purchased with maturities of three months or less from time of purchase are considered to be cash equivalents.

Receivables

The Company’s receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to the Company’s ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for doubtful accounts based upon an analysis of aged receivables. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due.

The Company’s primary base of customers operates in the oil, chemical processing and power generation industries. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company’s foreign receivables are not concentrated within any one geographic region nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

The Company performs credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $1,487 and $1,835 as of March 31, 2011 and 2010, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Predecessor:
Balance at March 31, 2008	$843
Additions charged to expense	738
Write-off of uncollectible accounts	(348)
Balance at March 31, 2009	1,233
Additions charged to expense	881
Write-off of uncollectible accounts	(279)
Balance at March 31, 2010	$1,835
Reduction to expense	(53)
Write-off of uncollectible accounts	—
Balance at April 30, 2010	$1,782
Successor:
Balance at May 1, 2010	1,782
Additions charged to expense	792
Write-off of uncollectible accounts	(1,087)
Balance at March 31, 2011	$1,487

Inventories

Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or market.

Revenue Recognition

Revenues from sales of the Company’s products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

Construction contract revenues are recognized using the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified as costs and estimated earnings in excess of billings on uncompleted contracts. Essentially all of such amounts are expected to be billed and collected within one year and are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. When reasonably dependable estimates cannot be made, construction contract revenues are recognized using the completed contract method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs of assets are charged to operations as incurred when assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or changed to operations.

Depreciation is computed using the straight-line method over the following lives:

Useful Lives in Years
Land improvements	15 to 20
Buildings and improvements	10 to 40
Machinery and equipment	3 to 25
Office furniture and equipment	3 to 10

Fair Value Measurements

Financial instruments for which the Company did not elect the fair value option include cash and cash equivalents, accounts receivable, other current assets, current and long-term debt, accounts payable, and other current liabilities. The carrying amounts of these financial instruments, approximate their fair values due to their short-term nature or variable rates.

Goodwill and Other Intangible Assets

Costs in excess of net asset value (goodwill) of purchased businesses relates to the acquisition made by the Company. Separable intangible assets that have finite lives are amortized over their useful lives, and goodwill and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. As such, U.S. GAAP requires that “push down” accounting be applied for wholly owned subsidiaries if the ownership is 95 percent or more. In connection with the CHS Transactions, goodwill was allocated to the Companies subsidiaries in the U.S., Canada and Europe accordingly. As such, the Company has identified three reporting units: U.S., Canada and Europe, for goodwill impairment testing, which are at a level below its operating segment. Factors considered important which could trigger an impairment review include the following:

•                  Significant underperformance relative to expected historical review or projected future operating results;

•                  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•                  Significant negative industry or economic trends.

When testing for goodwill impairment, the Company performs a step 1 goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step 2 goodwill impairment test is performed to measure the amount of any impairment loss. In the step 2 goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Estimates about fair value used in the step 1 goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by additional transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount factors, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

There was no impairment of goodwill for any period presented in these financial statements.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the estimated fair value and is recorded in the period the determination was made.

Income Taxes

The income tax amounts recorded in these consolidated financial statements relate to Thermon Holding Corp. and its subsidiaries through which substantially all of the operations of the Company are derived.  The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

The Company is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. We must estimate the potential outcome of such uncertain tax issues. We account for these uncertain tax issues pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Foreign Currency Transactions and Translation

Exchange adjustments resulting from foreign currency transactions are recognized in income as realized. For the Company’s non-U.S. Dollar functional currency subsidiaries, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars using year-end exchange rates. Income and expense items are translated at a weighted average exchange rate prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholder’s/member’s equity.

Warranties

The Company offers a standard warranty on product sales in which they will replace a defective product for a period of one year. Warranties on construction projects are negotiated individually, are typically one year in duration, and may include the cost of labor to replace products. Factors that affect the Company’s warranty liability include the amount of sales, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for the period from May 1, 2010 to March 31, 2011 and April 1 to April 30, 2010 and for fiscal year 2010 and fiscal year 2009 were $1,770, $1,676, $1,087, and $727, respectively.

Shipping and Handling Cost

The Company includes shipping and handling costs as part of cost of goods sold.

Economic Dependence

Customer A accounted for 14% of the Company’s total revenue during fiscal year 2009. No customer represented more than 10% of the Company’s revenues in any of the other periods reported.

No customer represented more than 10% of the Company’s accounts receivable at March 31, 2011 and 2010.

Reclassifications

Certain reclassifications of prior year of “Notes receivable and other,” as reported on the consolidated balance sheet, were made to conform to current year presentations. Such reclassifications had no impact on net income or total members’ equity.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”)  issued an Accounting Standards Update 2009-13 (“ASU 2009-13”) that amended the accounting rules addressing revenue recognition for multiple- deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU 2009-13 provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the adoption of ASU 2009-13 and the impact this update will have on our consolidated financial statements.

In January 2010, the FASB updated FASB ASC 820, that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) roll forward activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures became effective for the fiscal year and interim periods beginning on April 1, 2011.  The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact on the Company’s financial statements.

2. Inventories

Inventories consisted of the following at March 31:

	Successor	Predecessor
	2011	2010
Raw materials	$9,847	$7,451
Work in progress	2,307	1,831
Finished goods	20,669	14,725
	32,823	24,007
Valuation reserves	(1,705)	(1,172)
Net inventory	$31,118	$22,835

The following table summarizes the annual charges in our valuation reserve accounts:

Predecessor:
Balance at April 1, 2008	$1,828
Additions charged to expense	349
Charged to reserve	(824)
Balance at March 31, 2009	1,353
Additions charged to expense	173
Charged to reserve	(354)
Balance at March 31, 2010	1,172
Additions charged to expense	42
Charged to reserve	(16)
Balance at April 30, 2010	$1,198
Successor:
Balance at May 1, 2010	1,198
Additions charged to expense	507
Balance at March 31, 2011	$1,705

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	Successor	Predecessor
	2011	2010
Land, buildings and improvements	$13,495	$13,437
Machinery and equipment	7,378	11,739
Office furniture and equipment	2,595	2,866
	23,468	28,042
Accumulated depreciation	(1,782)	(5,292)
	$21,686	$22,750

Depreciation expense was $1,894, $177, $1,998 and $1,870 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively.

4. Acquisition, Goodwill and Other Intangible Assets

We were acquired on April 30, 2010 as follows:

Consideration to or on behalf of sellers at close	$220,600
Payoff existing debt, interest and bank fees at close	93,700
Accrual for obligations in settlement with seller(1)	7,175
$321,475

(1)                                  Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustments for working capital and income taxes, of which $2,962 was paid in the period from May 1, 2010 through March 31, 2011 and $4,213 was outstanding at March 31, 2011.

The following table summarizes the final fair value of the assets and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$2,852
Accounts receivable, net	40,595
Inventories, net	32,325
Other current assets	11,756
Property, plant and equipment	22,599
Identifiable intangible assets	172,631
Goodwill	118,024
Other noncurrent assets	283
Total assets	401,065
Liabilities assumed:
Current liabilities	21,281
Other long-term debt
Noncurrent deferred tax liability	57,046
Other noncurrent liabilities	1,263
Total liabilities	79,590
Purchase price	321,475
Less: cash	(2,852)
Purchase price net of cash received	$318,623

At March 31, 2011, the total cash paid to date for the CHS Transactions consists of the following:

Purchase price	321,475
Less: Cash received	(2,852)
Obligation due to settle the CHS Transactions	(4,213)
Purchase price paid to date net of cash	$314,410

The push-down accounting effects of the CHS Transactions resulted in an increase in shareholder’s equity of approximately $155,421, which we allocated to the historical balance sheet. The following is a summary of the fair value adjustments pushed down to the Company:

May 1, 2010 (Successor)
Inventory	$7,648
Property, plant and equipment	(30)
Identifiable intangible assets	121,726
Goodwill	76,021
Obligations due to settle the CHS Transactions	(7,175)
Noncurrent deferred tax liability	(42,052)
Other noncurrent liabilities	(716)
$155,422

The following reconciles goodwill recorded at the date of acquisition through March 31, 2011:

Predecessor:
Balance at March 31, 2010	$42,013
Foreign currency impact	(10)
Balance at April 30, 2010	$42,003
Successor:
Balance at May 1, 2010 as a result of the CHS Transactions	118,024
Foreign currency impact	2,726
Balance at March 31, 2011	$120,750

Other intangible assets at March 31, 2011 were related to the CHS Transactions  and consisted of the following:

	Gross Carrying		Net Carrying
	Amount at	Accumulated	Amount at
	May 1, 2010	Amortization	March 31, 2011
Trademarks	$49,403	$—	$49,403
Developed technology	11,321	600	10,721
Customer relationships	104,319	7,240	97,079
Backlog	10,480	10,480	—
Certification	516	—	516
Other	1,634	297	1,337
Total	$177,673	$18,617	$159,056

At March 31, 2011, approximately $11,626 of the purchase price was held in escrow to secure the Predecessor’s indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Other intangible assets at March 31, 2010 were related to the Audax transaction in 2007 and consisted of the following:

	Predecessor
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$27,767	$—	$27,767
Developed technology	6,408	828	5,580
Customer relationships	21,632	5,588	16,044
Backlog	9,770	9,770	—
Certification	521	57	464
Noncompete agreements	464	240	224
Other	58	—	58
Total	$66,620	$16,483	$50,137

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, backlog and other intangible assets have estimated lives of 20 years, 10 years 4 months, and 6 years respectively. The weighted average useful life for the group is 10 years.

The Company allocates the purchase price in connection with the CHS Transactions to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. The Company engaged an independent third-party appraisal firm to assist the Company in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The Company’s management ultimately takes responsibility for valuations assigned to the assets and liabilities assumed in connection with the purchase combination. The significant purchased intangible assets recorded by the Company include trademarks, customer relationships, backlog and developed technology.

Critical estimates in valuing certain intangible assets include, without limitation, future expected cash flows from customer relationships, acquired developed technologies and trademarks and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition-related transaction costs, such as advisory, legal and other professional fees, are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which costs are incurred. Total advisory, legal and other fees incurred by the Company were approximately $38,200, of which $8,800 was expensed in the period from May 1 2010 through March 31, 2011, $13,900 was incurred and expensed by the Predecessor in the period from April 1, 2010 through April 30, 2010, and the remainder is being capitalized as debt issuance cost.

The Company does not expect goodwill recorded in connection with the Acquisition to be deductible for tax purposes.

The Company recorded amortization expense of $18,030, $215, $2,426 and $6,627 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. Annual amortization for the next five years and thereafter will approximate the following:

2012	$11,504
2013	11,504
2014	11,504
2015	11,504
2016	11,504
Thereafter	51,611
Total	$109,131

5. Accrued Liabilities

Accrued current liabilities consisted of the following at March 31:

	Successor	Predecessor
	March 31,
	2011	2010
Accrued employee compensation and related expenses	$9,333	$6,171
Interest	9,083	280
Customer prepayment	6,866	—
Warranty reserve	1,325	699
Professional fees	774	1,097
Compliance costs	55	704
Other	1,536	4,554
Total accrued current liabilities	$28,972	$13,505

6. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,639 USD at March 31, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at March 31, 2011 or 2010.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,762 USD at March 31, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding on this facility at March 31, 2011 or 2010.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $335 USD at March 31, 2011). The facility is collateralized by real estate. No loans were outstanding on this facility at March 31, 2011 or 2010.

In August 2010, the Company’s subsidiary in Japan established a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $543 USD at March 31, 2011). The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 7. No loans were outstanding under the Japanese revolving credit facility at March 31, 2011.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2011 (Successor)	March 31, 2010 (Predecessor)
9.500% Senior Secured Notes due May 2017	$210,000	$—
Notes payable	—	109,249
	210,000	109,249
Less current portion	(21,000)	—
	$189,000	$109,249

Current Portion

On March 30, 2011, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $210,000 outstanding principal on April 29, 2011 at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date.

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40,000 senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of March 31, 2011, we had $33,400 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At March 31, 2011, we had drawn $2,063 on our Canadian facility.  The variable interest rate on the amount outstanding at March 31, 2011 was 5%.  The amount outstanding at March 31, 2011 was drawn under an agreement with our lender that it would be repaid within 60 days.  Accordingly, the amount has been classified as a current liability.

Senior secured notes.  As of March 31, 2011, we had $210,000 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $20,000. As a result of the optional redemptions of $21,000 of the notes on each of April 29, 2011 and June 9, 2011, we have $168,000 outstanding aggregate principal amount of our senior secured notes.  Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year. Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors. The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs. In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

Guarantees; security.  The obligations under our revolving credit facility and our senior secured notes are guaranteed on a senior secured basis by the Company and each of its existing and future domestic restricted subsidiaries, other than Thermon Industries, Inc., the issuer of the senior secured notes. The obligations under our revolving credit facility are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the agent under our revolving credit facility. Our senior secured notes and guarantees are also secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions; provided, however, that the liens are contractually subordinated to the liens thereon that secure our revolving credit facility.

Restrictive covenants.  The revolving credit facility and senior secured notes contain various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to exceptions.

As of March 31, 2011, the aggregate market value of our debt, with a face amount of $210,000, was approximately $225,800 based on a market quoted premium of 107-108. At March 31, 2010, the carrying amounts of long-term debt related to obligations of the former owners approximate their fair values due to their variable rates.

Maturities of long-term debt are as follows for the years ended March 31:

2012(1)	$21,000
2013	—
2014	—
2015	—
2016	—
2017	189,000
Total	$210,000

(2)          The maturity in 2012 is the result of the Company’s decision to make a redemption of principal in April 2012.

Other Financial Assets and Liabilities

Financial assets and liabilities with the carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, other current assets, current debt, accounts payable and other current liabilities.

8. Related-Party Transactions

We paid management and transaction success fees to, and reimbursed the out of pocket expenses of, our private equity sponsors of $8,569 in the period from May 1, 2010 to March 31, 2011. Of this amount, $620 is included in prepaid expenses as the amortized amounts paid to one of our private equity sponsors, $2,605 were included as debt issuance costs, net on the consolidated balance sheet, $3,022 is included in success fees to owners related to the CHS Transactions expense, $398 included in miscellaneous expense, and $1,924 of management fees to our private equity sponsors is included in marketing, general and administrative and engineering expense.

The Predecessor paid management fees and expenses to its private equity sponsor, Audax, in the period from April 1 to April 30, 2010 of $4,795.  Of this amount $79 is included in marketing, general and administrative and engineering expense and $4,716 is included in Success fees to owners related to the CHS Transactions. During the fiscal years ended March 31, 2010 and 2009 the predecessor paid management fees and expenses of $862 and

825, respectively, to its private equity sponsor, which is included in marketing, general and administrative and engineering expense.

See Note 4 for further information regarding payments due to the sellers in the CHS Transactions. Estimated amounts due the sellers are shown as a current liability labeled “Obligations due to settle the CHS Transactions.”  See also Note 17 for additional information related to TGH’s initial public offering of stock, (“IPO”).  At completion of the IPO, the Company paid $7,400 to the private equity sponsors in fees for the termination of their respective management agreements.

9. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee’s salary contributed. The Company’s matching contributions to defined contribution plans on a consolidated basis were approximately $673, $125, $749 and $697 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal years 2010 and 2009, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company’s ability to achieve certain profitability objectives. The Company recorded approximately $5,131, $273, $3,253 and $5,400, for incentive compensation earned in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year s2010 and 2009, respectively.

The bulk of the incentive is normally paid subsequent to the finalization of the results for the fiscal year. In the fiscal year 2010, the amount actually paid out with respect to fiscal 2009 was reduced by approximately $1,043 and the benefit was reflected in the fiscal 2010 incentive expense. The fiscal year 2010 bonus payment of $2,833 was paid in April 2010.  In addition to the fiscal year 2010 incentive, the Company paid a bonus totaling $3,545 to certain employees in connection with the CHS Transactions, which is included as miscellaneous expense in the period from April 1, 2010 to April 30, 2010. Incentive bonuses for the period from May 1, 2010 to March 31, 2011 had not been paid out at June 15, 2011.

10. Commitments and Contingencies

At March 31, 2011, the Company had in place letter of credit guarantees from banks, securing performance obligations of the Company, totaling $5,980 relating to certain sales contracts of which $2,133 is secured by cash deposits. Included in prepaid expenses and other current assets at March 31, 2011 and 2010, was approximately $2,133 and $2,066, respectively, of foreign currency deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $1,712, $156, $1,697 and $1,605 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. Future minimum annual lease payments under these leases are as follows for the years ended March 31:

2012	$2,048
2013	1,539
2014	1,308
2015	1,134
2016	1,067
Thereafter	1,283
$8,379

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,010, $92 $1,114, $1,106 in the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2012	$648
2013	231
2014	12
2015	—
2016	—
$891

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties, or judgment being assessed against the Company, which, from time to time, may have an impact on earnings. It is the opinion of management the following proceeding will not have a material adverse effect on the Company’s operations or financial position.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities.  We can give no assurances we will prevail in any of these matters. We have however accrued $400 as an estimate of likely exposure in this matter.

Changes in the Company’s product liability are as follows:

Predecessor:
Balance at April 1, 2008	616
Reserve for warranties issued during the period	518
Settlements made during the period	(159)
Balance at March 31, 2009	975
Reserve for warranties issued during the period	188
Settlements made during the period	(464)
Balance at March 31, 2010	699
Reserve for warranties issued during the period	58
Settlements made during the period	(1)
Balance at April 30, 2010	$756
Successor:
Balance at May 1, 2010	756
Reserve for warranties issued during the period	1,662
Settlements made during the period	(1,093)
Balance at March 31, 2011	$1,325

Management Employment Contracts—Our four senior executive officers are subject to employment contracts that provide for benefits under various circumstances of termination which include continued payment of their salary for up to twelve months.  As a group, the combined possible salary payment would be $1,000 if they were terminated simultaneously under circumstances such as a change of control.

11. Members’ Equity (Predecessor)

The limited liability company agreement (Operating Agreement) entered into in August 2007 in connection with the acquisition of Thermon sets forth that ownership interests are comprised of Class A Units for investors and a series of Class P Units as profits interest units. The Operating Agreement sets forth the terms of ownership and how the profits, losses and gains will be allocated to the capital accounts of its members. The timing and aggregate amount of distributions to unit holders are determined at the sole discretion of the Board of Managers. Only Class A Units are voting units. Unless specifically agreed, holders of the Company’s ownership interest have no liability for the Company’s obligations.

Units are not transferable, except in limited circumstances as set out in the Operating Agreement.

Class P Units are additionally subject to the terms of the certificate documenting the award, including vesting and repurchase rights at the lower of original cost of fair market value upon separation of service.

In the event of a change of control transactions, Class A Units receive all distributions until capital is returned. Then, Class P units receive all distributions until their capital is returned. Thereafter, Class A Units and Class P-1 Units participate until two times capital is returned. Thereafter, Class A Units and Class P-1 and P-2 Units participate until three times capital is returned. Thereafter, Class A Units and Class P-1, P-2 and P-3 Units participate until four times capital is returned. Thereafter all Units participate. In February 2008, certain members of management were issued 6,630 restricted and unvested Class P series units for $7 in cash. These units vest at a rate of 20% at each anniversary of the grant through February 2013, and are exercisable in the event of a change in control transaction. The following table summarizes activity in Member units by class during the fiscal year ended March 31, 2010.

	Shares Outstanding March 31, 2009	Shares Forfeited	Shares Outstanding March 31, 2010	Shares Vested March 31, 2010	Available for Issuance March 31, 2010
Class A Units	47,205	—	47,205	—	—
Class P1 Units	2,319	—	2,319	929	1,508
Class P2 Units	858	—	858	343	560
Class P3 Units	906	—	906	363	593
Class P4 Units	965	—	965	385	622
Total P Units	5,048	—	5,048	2,020	3,283
Total	52,253	—	52,253	2,020	3,283

With the close of the CHS Transactions, all A units and all vested P Units were liquidated through cash distributions to their respective holders.

12. Shareholder’s Equity (Successor)

We have 100,000 shares of $0.001 par value common stock issued and outstanding.  All of of our outstanding shares of common stock are held by our parent entity, Thermon Group Holdings, Inc.

13. Stock-Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of our ultimate parent entity, Thermon Group Holdings, Inc. Since these grants are awarded to employees and directors of Thermon Holding Corp. and its affiliates, we have recorded stock compensation expense on our books.

The vesting of these grants is based on a series of factors which ultimately include the attainment of certain market conditions as well as the completion of a seven year length of service condition. The market condition stipulates that our private equity sponsors would need to double their investment in order for options to vest after a seven year length of service.  The option grants also made provision for approximately 20% of the options outstanding to vest each year subject the Company’s annual performance as recommended by our board of directors.  These vesting schedules became irrelevant on May 10, 2011 when Thermon Group Holdings, Inc. completed its IPO, thereby accelerating the vesting of all outstanding options in accordance with the terms of our restricted stock and stock option plan, see Note 17.  In the first quarter of fiscal 2012, we will record stock-based compensation expense of approximately $6,300 which represents all remaining potential future expense for options outstanding at March 31, 2011.

In order to arrive at these estimates, the Company employed two option pricing valuation models.  For the 20% of the options that vested via the attainment of performance metrics in fiscal 2011, we used a Black-Scholes pricing model. Due to the market factor attributable to the length of service condition, we used a Monte Carlo model to estimate the fair value of the options to be expensed ratably.  With the exception of the fair value of the underlying stock, the assumptions used in determining fair value of the options are the same under both pricing models.  For the Black-Scholes assumptions, fair value of the underlying stock was the same as the strike price for all options granted in fiscal 2011.  The Monte Carlo model uses the Black-Scholes model to calculate fair value for approximately 100,000 different market level assumptions.  The Monte Carlo model then averages the outcomes to arrive at fair value of each option.

Due to the fact that the common stock underlying the options was not publicly traded at March 31, 2011, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. Accordingly the assumptions we used for both models were an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 2.02% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2011 was $2.80 per share. For the period from May 1, 2010 to March 31, 2011, the Company determined that vesting of the 20% of options was likely and therefore recorded stock-based compensation expense of $1,413.  In addition, the Company expensed the ratable portion of the options which vested based on the performance and of length of service conditions of $476.  For the period from May 1, 2010 to March 31, 2011, we recorded a tax benefit of $466 related to the expensing of these options.  No stock options were granted in a prior period presented and all options granted in fiscal 2011 were outstanding at March 31, 2011 with none being exercised or forfeited.

During the nine months ended December 31, 2010, Thermon Group Holdings, Inc. issued 9,623 shares of common stock to an employee of one of our foreign subsidiaries under our restricted stock and stock option plan. The fair value of the stock at the time of the award was $5.20 per share. Accordingly, we recorded stock-based compensation expense of $50.

14. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Current provision:
Federal provision	$4,878	$(2,016)	$4,481	$4,643
Foreign provision	9,394	(177)	5,168	8,427
State provision (benefit)	281	(119)	277	347
Deferred provision:
Federal deferred provision (benefit)	(4,975)	(14,730)	3,413	(8,367)
Foreign deferred provision (benefit)	(3,288)	(354)	617	(3,082)
State deferred provision (benefit)	(130)	(38)	10	(173)
Total provision for income taxes	$6,160	$(17,434)	$13,966	$1,795

Deferred income tax assets and liabilities were as follows:

	March 31,
	2011	2010
Deferred tax assets:
Current
Accrued liabilities and reserves	$1,878	$874
Inventories	466	251
Pensions	—	100
International, net	524	203
Total current deferred tax assets	2,868	1,428
Non-current
Capitalized transaction costs	879	—
Stock option compensation	466	—
Total non-current deferred tax assets	1,345	—

Deferred tax liabilities:
Current
Prepaid expenses	(89)	(167)
Total current deferred tax liabilities	(89)	(167)
Non-current
Intangible assets	(47,002)	(12,171)
Property, plant and equipment	(1,981)	(2,860)
Canadian debt facility	—	(14,945)
Undistributed foreign earnings	(2,171)	—
Total non-current tax liabilities	(51,154)	(29,976)

Net current deferred tax asset	$2,779	$1,261
Net non-current deferred tax liability	$(49,809)	$(29,976)

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
U.S.	$(13,894)	$(16,652)	$14,398	$10,766
Non-U.S.	5,114	(1,049)	18,508	17,430
Income (loss) from continuing operations	$(8,780)	$(17,701)	$32,906	$28,196

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(3,073)	$(6,196)	$11,517	$9,888
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	61	—	86	51
Undistributed foreign earnings	1,978	—	—	—
Effects on Canadian debt facility	—	(8,713)	2,463	(7,755)
Rate difference—international subsidiaries	5,190	(3,587)	(410)	(1,122)
Nondeductible charges	1,541	1,041	38	(36)
Adjustment to tax account balances	582	—	251	479
Other	(119)	21	21	290
Provision (benefit) for income taxes	$6,160	$(17,434)	$13,966	$1,795

The Company views undistributed earnings of certain foreign subsidiaries as permanently re-invested and, therefore, has not provided deferred taxes related to these earnings. The Company changed its position during the year relating to undistributed earnings of its Canadian subsidiary and correspondingly deferred taxes have been provided for Canadian undistributed earnings.  The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the U.S. dollar/Canadian dollar rate each year.

In connection with the Audax Transaction in 2007, the Predecessor obtained financing in Canada, which was repaid through the CHS Transactions. In completing the Audax Transaction, the stock of Thermon Canada, a subsidiary of Thermon Manufacturing Company (“TMC”), was distributed to Thermon Holding Corp. (“THC”). This caused TMC to realize a gain on the difference between its tax basis in Thermon Canada and the fair market value of Thermon Canada’s stock under IRC Section 311(b); however, the gain was deferred under the consolidated return rules and created a “deferred intercompany gain”. This deferred gain is a tax attribute which is not reflected on the financial statements of the Company since it is avoidable.

As of March 31, 2011, the tax years 2005 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

As a result of the implementation of the pronouncement entitled Accounting for Uncertainty of Income Taxes, the Company recognized no change in the liability for unrecognized tax benefits and no adjustments to the April 1, 2009 balance of retained earnings.  An additional liability was booked during the period ended March 31, 2011 and April 30, 2010 relating to uncertain positions regarding the deductibility of certain transaction costs.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010
Beginning balance	$716	$—
Additions based on tax positions related to the current year	521	716
Additions for tax positions of prior years	61	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Provision (benefit) for income taxes	$1,298	$716

15. Miscellaneous Income (Expense)

Miscellaneous income (expense) included in the consolidated income statement consisted of the following:

	Successor	Predecessor
	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Professional fees and expenses related to CHS transactions and debt registration	$(5,752)	$(5,660)	$(1,012)	$(1,273)
Employee bonus payments paid in connection with the CHS transactions	—	(3,545)	—	—
Compliance fees and costs	600	—	—	(1,220)
Other	(72)	304	(273)	(627)
Total	$(5,224)	$(8,901)	$(1,285)	$(3,120)

16. Geographic Information

The Company has determined its operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segments. It requires disclosures about products and services, geographic areas and major customers.

The Company has defined its operating segment based on geographic regions. The Company sells its products in two geographic regions. The Company’s sales in these regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, the Company elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of its products which are similar in nature and revenue from construction and engineering are reflected as sales in its consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales, operating income and long-lived assets, classified by major geographic areas in which the Company operates are as follows:

	Successor	Predecessor
	For the Period May 1, 2010 Through March 31, 2011	For the Period April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010	Year Ended March 31, 2009
Sales by geographic area:
Western hemisphere:
United States	$67,968	$4,959	$65,453	$61,931
Canada	72,710	3,992	50,740	60,528
Elsewhere in the Western Hemisphere	1,101	25	1,165	2,151
Intercompany sales	49,289	3,850	38,149	45,721
	191,068	12,826	155,507	170,331
Eastern hemisphere:
Europe	58,779	2,970	52,329	50,114
Asia	25,187	1,117	23,027	28,031
Intercompany sales	1,307	51	2,105	1,741
	85,273	4,138	77,461	79,886
Eliminations	(50,596)	(3,901)	(40,255)	(47,462)
	225,745	13,063	192,713	202,755
Operating income:
Western hemisphere:
United States	3,126	1,126	14,496	14,051
Canada	16,053	1,066	15,212	12,769
Elsewhere in the Western Hemisphere	323	(30)	(128)	569
Eastern hemisphere:
Europe	4,516	125	8,597	10,360
Asia	2,922	18	3,866	3,892
Unallocated:
Management fees	(1,924)	(79)	(862)	(825)
Other allocations	(1,090)	(88)	362	49
	$23,926	$2,138	$41,543	$40,865

	March 31,
	2011	2010
Long-lived assets
Western hemisphere	$17,667	$18,852
Eastern hemisphere	4,019	3,898
	$21,686	$22,750

17. Subsequent Events

Redemption of Senior Secured Notes

On March 30, 2011, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $210,000 outstanding principal amount at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date of April 29, 2011, payable in cash.

On May 10, 2011 and in connection with the consummation of the IPO by our parent, Thermon Group Holdings Inc., the Company called for redemption in part of its senior secured notes.  We gave notice to the note holders that we would be redeeming  $21,000 aggregate principal amount of the outstanding $189,000 aggregate principal amount of the senior secured notes.  The redemption price of the senior secured notes was 103% of the principal amount redeemed, plus accrued and unpaid interest thereon until the redemption date, payable in cash.  The redemption date was June 9, 2011.  The redemption was financed with a portion of the net proceeds from IPO.

Initial Public Offering

In May 2011, our parent, Thermon Group Holdings, Inc. completed an initial public offering of its common stock from which it received $48,558 after deductions for expenses and underwriting discounts and sales commissions. These proceeds were immediately made available to us.

Acceleration of Stock Options

In connection with the IPO for Thermon Group Holdings, Inc., the terms of the restricted stock and stock option plan documents provided for the accelerated vesting of all outstanding options under such plan in the event of a public offering.  Upon the IPO, all outstanding options under the restricted stock and stock option plan became fully vested.  In the first quarter of fiscal year 2012, we will record stock-based compensation expense of approximately $6,300 which represents all remaining option expense at March 31, 2011.

Notice of Tax Dispute with the Canada Revenue Agency

On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers within the Audax Transaction that was completed in August 2007.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  While we will vigorously contest this ruling, we expect that any liability will be covered under the indemnity agreement with our former owners as described in Note 5.

18. Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States and Canada

The accounting principles followed by the Company conform with U.S. GAAP. While the financial statements at March 31, 2011 and for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010, were completed under U.S. GAAP, Thermon Canada Inc. was reconciled to U.S. GAAP by the predecessor at March 31, 2010 and the two years then ended. Significant differences affecting the Company between U.S. GAAP and Canadian GAAP as it relates to Thermon Canada, Inc are summarized below.

Consolidated Balance Sheets under U.S. GAAP

March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$30,147
Accounts receivable	41,882
Notes receivable and other	3
Inventories	22,835
Cost and estimated earnings in excess of billings on uncompleted contracts	1,636
Income tax receivable	1,368
Prepaid expenses and other current assets	4,331
Deferred income taxes (a)	1,428
Total current assets	103,630
Property, plant and equipment	22,750
Goodwill (b)	42,013
Intangibles, net (b)	50,137
Deferred issuance cost (c)	2,586
Total assets	$221,116
LIABILITIES
Current liabilities	$26,233
Long term debt ( c)	109,249
Deferred income taxes (a)	30,005
Other noncurrent liabilities	555
Total liabilities	166,042
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Members’ equity (d)	55,074
Total liabilities and shareholders’ equity	$221,116

(a) Taxes

Tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities. Based on an analysis performed by the Company for the years ended March 31, 2010 and 2009, no significant differences were identified. On April 1, 2009, we adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for U.S. GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either March 31, 2010 or March 31, 2009.

(b) Push down accounting

In connection with the Audax Transaction in fiscal year 2008, approximately 70% of Thermon Industries, Inc. was acquired by the private equity investor and the remaining 30% consisted of management rollover equity. Pursuant to pre-codification guidance under EITF 88-16, Basis in Leveraged Buyout Transactions, and pre-codification guidance under EITF 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, under U.S. GAAP, if less than 100% of a Company is acquired, the portion of the Company not acquired is valued at the predecessor basis. Such provision does not exist under Canadian GAAP, therefore 100% of the step-up was recorded under Canadian GAAP. This resulted in a basis difference of approximately $3,200 in the opening balance sheet as of August 30, 2007. The basis differences as of March 31, 2010 and 2009 were $2,800 and $2,400, respectively, including the effects of foreign currency fluctuations. See note (d) to this Note 18, below as it relates to the effects on the statement of operations for the periods presented.

(c) Deferred issuance cost

Under U.S. GAAP, debt issuance costs are capitalized as an asset and amortized over the term of the debt. Canadian GAAP does not permit an entity to classify debt issuance costs as deferred charges but instead requires capitalized financing fees to be deducted from the amortized cost of the debt. As such, the long term debt balance is approximately $1,000 lower under Canadian GAAP with the balance being recorded as a deferred issuance cost in the consolidated financial statements under U.S. GAAP. No differences were noted as it related to the statement of operations.

(d) Statement of operations and statement of members’ equity/shareholders’ equity

The adjustments to comply with U.S. GAAP for the Predecessor years ended March 31, 2010 and 2009 would have no material effect on net income or members’ equity/shareholders’ equity. As a result of the difference in basis related to intangible assets under U.S. GAAP disclosed further under (c) above, less amortization expense was recorded under U.S. GAAP for the Predecessor years ended March 31, 2010 and 2009, and the period from August 30, 2007 to March 31, 2008 of approximately $160, $530, and $420. No such basis difference was noted during the Pre-predecessor period.

(e) Statements of cash flow

The adjustment to comply with U.S. GAAP for the Predecessor the years ended March 31, 2010 and 2009 would have no effect on net cash and cash equivalents provided by operating activities, cash provided by (used in) financing activities, and cash used in investing activities aside from the difference in amortization expense disclosed under (d) above.

19. Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States and Australia

The accounting principles followed by the Company conform with U.S. GAAP. No significant differences affecting the Company between U.S. GAAP and Australian GAAP as it relates to Thermon Australia, PTY., LTD were identified for the Predecessor years ended March 31, 2010 and 2009.  The accounting for Thermon Australia, PTY., LTD was completed under U.S. GAAP at March 31, 2011.

20. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2011 are as follows:

	Predecessor	Successor
	One Month Ended	Two Months Ended	Three Months Ended
	April 30 2010	June 30 2010	September 30 2010	December 31 2010	March 31 2011
Sales	$13,063	$37,513	$63,451	$64,941	$59,840
Gross profit	6,616	12,170	25,332	29,608	29,008
Income from operations	2,138	(1,506)	5,061	11,203	9,168
Net income	$(267)	$(12,173)	$(1,797)	$3,009	$(3,979)

	Predecessor
	Three Months Ended
	June 30 2009	September 30 2009	December 31 2009	March 31 2010
Sales	$50,812	$44,745	$47,348	$49,808
Gross profit	22,837	22,906	23,196	22,373
Income from operations	11,670	11,665	10,031	8,177
Net income	$5,243	$5,304	$4,182	$4,212

21. Guarantor Consolidation

The senior secured notes issued by Thermon Industries, Inc., our wholly-owned subsidiary, are guaranteed by the Company and our other existing, wholly-owned domestic subsidiaries: Thermon Manufacturing Company, Thermon Heat Tracing Services, Inc., Thermon Heat Tracing Services-I, Inc. and Thermon Heat Tracing Services-II, Inc. (collectively, the “Guarantors”). Our foreign subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured notes.

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of March 31, 2011 and March 31, 2010 (Predecessor), the condensed consolidated statements of operations for the period from May 1, 2010 through March 31, 2011, the period from April 1 through April 30, 2010 (Predecessor) and for the years ended March 31, 2010 and 2009 (Predecessor) and the condensed consolidated statements of cash flows for the period from May 1, 2010 through March 31, 2011, the period from April 1 through April 30, 2010 (Predecessor) and the years ended March 31, 2010 and 2009 (Predecessor). The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Thermon Holding Corp.

Condensed Balance Sheet

(Unaudited)

	March 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$—	$—	$41,829	$9,187	$—	$51,016
Accounts receivable, net	—	—	22,613	31,175	(13,775)	40,013
Inventories, net	—	—	14,426	18,461	(1,769)	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,816	247	—	2,063
Income taxes receivable	—	—	2,001	461	—	2,462
Prepaid expenses and other current assets	620	—	1,065	5,402	546	7,633
Deferred Income taxes	—	—	966	525	—	1,491
Total current assets	620	—	84,716	65,458	(14,998)	135,796
Property, plant and equipment, net	—	—	15,257	6,429	—	21,686
Goodwill	—	—	47,391	73,359	—	120,750
Intangible assets, net	1,332	—	77,860	79,864	—	159,056
Debt Issuance costs, net	—	11,573	—	—	—	11,573
Other noncurrent assets	—	—	633	—	—	633
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	105,738	226,904	100,848	—	(433,490)	—
	$107,690	$238,477	$326,835	$225,110	$(448,618)	$449,494
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$10,713	$19,308	$(11,448)	$18,573
Accrued liabilities	—	9,023	7,554	13,500	(1,105)	28,972
Current portion of longterm debt	—	21,000	—	—	—	21,000
Borrowing under revolving lines of credits	—	—	—	2,063	—	2,063

Billings in excess of costs and estimated eEarnings on uncompleted contracts	—	—	1,119	(9)	—	1,110
Income taxes payable (receivable)	—	—	3,139	3,507	—	6,646
Obligations in settlement of the CHS Transactions	—	—	4,213	—	—	4,213
Intercompany payables	(18,592)	10,167	9,580	197	(1,352)	—
Total current liabilities	(18,592)	40,190	36,318	38,566	(13,905)	82,577
Long-term debt, net of current maturities	—	189,000	—	—	—	189,000
Deferred Income taxes	—	—	31,134	18,675	—	49,809
Other noncurrent liabilities	—	—	1,298	528	—	1,826
Shareholder’s equity	126,282	9,287	258,085	167,341	(434,713)	126,282
	$107,690	$238,477	$326,835	$225,110	$(448,618)	$449,494

Thermon Holding Corp.

Condensed Balance Sheet—(continued)

(Unaudited)

	March 31, 2010 (Predecessor)
	Thermon Holdings, Corp. LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$4,692	$25,455	$—	$30,147
Accounts receivable, net	—	—	—	18,853	30,475	(7,443)	41,885
Inventories, net	—	—	—	10,666	13,531	(1,362)	22,835
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	—	1,209	427	—	1,636
Income taxes receivable	—	—	—	1,098	270	—	1,368
Prepaid expenses and other current assets	—	—	—	1,633	2,291	407	4,331
Deferred Income taxes	—	—	—	1,125	303	—	1,428
Total current assets	—	—	—	39,276	72,752	(8,398)	103,630
Property, plant and equipment, net	—	—	—	15,366	7,384	—	22,750
Goodwill	—	—	—	15,404	26,609	—	42,013
Intangible assets, net	—	—	—	12,858	37,279	—	50,137
Debt Issuance costs, net	—	—	—	1,545	1,041	—	2,586
Intercompany loans		56,000	56,000	335	—	(112,335)	—
Investment in subsidiaries	55,074	55,074	28,409	63,467	—	(202,024)	—
	$55,074	$111,074	$84,409	$148,251	$145,065	$(322,757)	$221,116
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$—	$4,232	$9,001	$(3,836)	$9,397
Accrued liabilities	—	—	—	6,671	9,262	(2,428)	13,505
Billings in excess of costs and estimated
Earnings on uncompleted contracts	—	—	—	1,035	—	—	1,035
Income taxes payable (receivable)	—	—	—	182	1,976	—	2,158
Foreign revolving credit facilities	—	—	—	1,155	358	(1,513)	—
Deferred income tax	—	—	—	138		—	138
Total current liabilities	—	—	—	13,413	20,597	(7,777)	26,233
Long-term debt, net of current maturities	—	56,000	—	—	53,249	—	109,249
Intercompany debt	—	—	56,000	56,000	—	(112,000)	—
Deferred Income taxes	—	—	—	21,861	8,144	—	30,005
Other noncurrent liabilities	—	—	—	—	555	—	555
Shareholder’s equity	55,074	55,074	28,409	56,977	62,520	(202,980)	55,074
	$55,074	$111,074	$84,409	$148,251	$145,065	$(322,757)	$221,116

Thermon Holding Corp.

Condensed Statement of Operations

(Unaudited)

	For the Period From May 1, 2010 Through March 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$114,775	$161,378	$(50,408)	$225,745
Cost of sales	—	—	78,480	101,395	(50,248)	129,627
Gross profit	—	—	36,295	59,983	(160)	96,118
Operating expenses:
Marketing, general and administrative and engineering	2,366	—	25,180	26,616	—	54,162
Amortization of other intangible assets	297	—	8,182	9,551	—	18,030
Income (loss) from operations	(2,663)	—	2,933	23,816	(160)	23,926
Other income/(expenses):
Equity in earnings of subsidiaries	(5,176)	14,487	9,609	—	(18,920)	—
Interest income	—	—	5	37	—	42
Interest expense	—	(22,372)	(229)	(170)	—	(22,771)
Miscellaneous income/(expense)	(6,101)	(1,091)	4,625	(7,410)	—	(9,977)
Income (loss) before provision for income taxes	(13,940)	(8,976)	16,943	16,273	(19,080)	(8,780)
Income tax benefit (expense)	(1,000)	—	(396)	(4,830)	66	(6,160)
Net income (loss)	$(14,940)	$(8,976)	$16,547	$11,443	$(19,014)	$(14,940)

Thermon Holding Corp.

Condensed Statement of Operations—(continued)

(Unaudited)

	For the Period From April 1, 2010 Through April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$—	$8,621	$8,342	$(3,900)	$13,063
Cost of sales	—	—	—	5,223	5,027	(3,803)	6,447
Gross profit	—	—	—	3,398	3,315	(97)	6,616
Operating expenses:
Marketing, general and administrative and engineering	—	—	—	2,304	1,959	—	4,263
Amortization of other intangible assets	—	—	—	38	177	—	215
Income (loss) from operations	—	—	—	1,056	1,179	(97)	2,138
Other income/(expenses):
Equity in earnings of subsidiaries	(267)	7,689	11,780	(307)	—	(18,895)	—
Interest income	—	—	—	1	6	—	7
Interest expense	—	(1,245)	—	(3,404)	(1,580)	—	(6,229)
Miscellaneous income/(expense)	—	(6,711)	(3,080)	(2,076)	(1,750)	—	(13,617)
	(267)	(267)	8,700	(5,786)	(3,324)	(18,895)	(19,839)
Income (loss) before provision for income taxes	(267)	(267)	8,700	(4,730)	(2,145)	(18,992)	(17,701)
Income tax benefit (expense)	—	—	—	17,063	341	30	17,434
Net income (loss)	$(267)	$(267)	$8,700	$12,333	$(1,804)	$(18,962)	$(267)

Thermon Holding Corp.

Condensed Statement of Operations—(continued)

(Unaudited)

	For the Year Ended March 31, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$—	$101,712	$131,256	$(40,255)	$192,713
Cost of sales	—	—	—	65,554	76,462	(40,615)	101,401
Gross profit	—	—	—	36,158	54,794	360	91,312
Operating expenses:
Marketing, general and administrative and engineering	—	—	—	22,069	25,274	—	47,343
Amortization of other intangible assets	—	—	—	454	1,972	—	2,426
Income (loss) from operations	—	—	—	13,635	27,548	360	41,543
Other income/(expenses):
Equity in earnings of subsidiaries	18,940	18,940	12,271	11,274	—	(61,425)	—
Interest income	—	4,016	4,016	41	(16)	(8,051)	6
Interest expense	—	(4,016)	(4,016)	(4,016)	(3,341)	8,032	(7,357)
Miscellaneous income/(expense)	—	—	—	4,397	(5,683)	—	(1,286)
Income (loss) before provision for income taxes	18,940	18,940	12,271	25,331	18,508	(61,084)	32,906
Income tax benefit (expense)	—	—	—	(8,309)	(5,547)	(110)	(13,966)
Net income (loss)	$18,940	$18,940	$12,271	$17,022	$12,961	$(61,194)	$18,940

Thermon Holding Corp.

Condensed Statement of Operations—(continued)

(Unaudited)

	For the Year Ended March 31, 2009 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$—	$104,693	$145,524	$(47,462)	$202,755
Cost of sales	—	—	—	66,360	86,527	(47,431)	105,456
Gross profit	—	—	—	38,333	58,997	(31)	97,299
Operating expenses:
Marketing, general and administrative and engineering	—	—	—	24,644	25,234	(71)	49,807
Amortization of other intangible assets	—	—	—	382	6,173	72	6,627
Income (loss) from operations	—	—	—	13,307	27,590	(32)	40,865
Other income/(expenses):
Equity in earnings of subsidiaries	26,401	26,401	22,883	13,578	—	(89,263)	—
Interest income	—	5,275	5,275	36	96	(10,588)	94
Interest expense	—	(5,275)	(5,275)	(5,275)	(4,377)	10,577	(9,625)
Miscellaneous income/(expense)	—	—	—	2,785	(5,879)	(44)	(3,138)
Income (loss) before provision for income taxes	26,401	26,401	22,883	24,431	17,430	(89,350)	28,196
Income tax benefit (expense)	—	—	—	3,221	(5,023)	7	(1,795)
Net income (loss)	$26,401	$26,401	$22,883	$27,652	$12,407	$(89,343)	$26,401

Thermon Holding Corp.

Condensed Statement of Cash Flows

(Unaudited)

	For the Period May 1, 2010 Through March 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$(7,527)	$(10,491)	$21,426	$35,424	$130	$38,962
Investing activities
Purchases of P.P.&E.		—	(1,364)	(338)	—	(1,702)
Other investing transaction	(503)	—	10	—	—	(493)
Cash paid for Thermon	(121,882)	(199,018)	3,715	2,775	—	(314,410)
Net cash provided by (used in) investing activities	(122,385)	(199,018)	2,361	2,437	—	(316,605)
Financing activities
Proceeds from senior secured notes	—	210,000	—	—	—	210,000
Proceeds from revolving line of credit	—	—	—	6,662	—	6,662
Payments on revolving lines of credit and long-term debt	—	—	—	(4,599)	—	(4,599)
Capital contributions	129,252	—	—	—	—	129,252
Debt issuance costs	—	(15,249)	—	—	—	(15,249)
Payment of intercompany dividends	—	—	33,339	(33,339)	—	—
Change in affiliate debt	—	14,758	(15,297)	9	530	—
Net cash provided by (used in) financing activities	129,252	209,509	18,042	(31,267)	530	326,066
Effect of exchange rates on cash and cash equivalents	—	—	—	2,593	—	2,593

Change in cash and cash equivalents	—	—	41,829	9,187	—	51,016
Cash at beginning of period	—	—	—	—	—	—
Cash at End of period	$129,252	$—	$41,829	$9,187	$—	$51,016

Thermon Holding Corp.

Condensed Statement of Cash Flows—(continued)

(Unaudited)

	For the Period From April 1 Through April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$—	$(55)	$—	$(1,118)	$(1,892)	$(3,337)	$(6,402)
Investing activities
Purchases of P.P.&E.	—	—	—	(15)	(82)	—	(97)
Other investing transactions	—	(1,399)	—	—	2		(1,397)
Net cash provided by (used in) investing activities	—	(1,399)	—	(15)	(80)	—	(1,494)
Financing activities
Payments on debt	—	(4,857)	—	—	(14,528)		(19,385)
Payment of Intercompany dividends	—	—	—	—	(2,543)	2,543	—
Change in affiliate debt	—	6,311	—	(3,482)	(3,623)	794	—
Net cash provided by (used in) financing activities	—	1,454	—	(3,482)	(20,694)	3,337	(19,385)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	(14)	—	(14)
Change in cash and cash equivalents	—	—	—	(4,615)	(22,680)	—	(27,295)
Cash at beginning of period	—	—	—	4,692	25,455	—	30,147
Cash at End of period	$—	$—	$—	$77	$2,775	$—	$2,852

Thermon Holding Corp.

Condensed Statement of Cash Flows—(continued)

(Unaudited)

	Year Ended March 31, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by operations	$8,600	$8,600	$8,600	$8,848	$19,162	$(29,129)	$24,681
Investing activities
Proceeds from sales of P.P.& E.	—	—	—	2	—	—	2
Purchases of P.P.& E.	—	—	—	(1,200)	(387)	—	(1,587)
Other investing transactions	—	—	—	—	—	—	—
Net cash (used) in investing activities	—	—	—	(1,198)	(387)	—	(1,585)
Financing activities
Payments on debt	—	—	—	—	—	—	—
Payment of dividends to members	(8,600)	—	—	—	—	—	(8,600)
Payment of intercompany dividends	—	(8,600)	(8,600)	(8,600)	(2,856)	28,656	—
Change in affiliate debt	—	—	—	(270)	(203)	473	—
Net cash (used) in financing activities	(8,600)	(8,600)	(8,600)	(8,870)	(3,059)	29,129	(8,600)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	2,249	—	2,249
Change in cash and cash equivalents	—	—	—	(1,220)	17,965	—	16,745
Cash at beginning of period	—	—	—	5,912	7,490	—	13,402
Cash at end of period	$—	$—	$	$4,692	$25,455	$—	$30,147

Thermon Holding Corp.

Condensed Statement of Cash Flows—(continued)

(Dollars in Thousands)

	Year Ended March 31, 2009
	Thermon Holdings, LLC	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by operations	$—	$—	$—	$10,206	$15,262	$(1,782)	$23,686
Investing activities
Proceeds from sales of P.P.&E.	—	—	—	21	11	—	32
Purchases of P.P.&E.	—	—	—	(1,387)	(1,321)	—	(2,708)
Other investing transactions	—	—	—	408	—	—	408
Net cash (used) in investing activities	—	—	—	(958)	(1,310)	—	(2,268)
Financing activities
Payments on debt	—	(4,588)	—	(1,080)	(6,599)	—	(12,267)
Payment of intercompany dividends	—	—	—	—	(1,948)	1,948	—
Change in affiliate debt	—	4,588	—	(5,261)	839	(166)	—
Net cash (used) in financing activities	—	—	—	(6,341)	(7,708)	1,782	(12,267)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(2,223)	—	(2,223)
Change in cash and cash equivalents	—	—	—	2,907	4,021	—	6,928
Cash at beginning of period	—	—	—	3,005	3,469	—	6,474
Cash at end of period	$—	$—	$—	$5,912	$7,490	$—	$13,402

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures—TGH

Disclosure Controls and Procedures

Under the supervision and with the participation of TGH’s management, including its Chief Executive Officer and Chief Financial Officer, TGH has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this annual report. Based on that evaluation, TGH’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to TGH’s management to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of TGH’s management’s assessment regarding internal control over financial reporting or an attestation report of TGH’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There have been no changes in TGH’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, TGH’s internal control over financial reporting.

Controls and Procedures—THC

Disclosure Controls and Procedures

Under the supervision and with the participation of THC’s management, including its Chief Executive Officer and Chief Financial Officer, THC has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this annual report. Based on that evaluation, THC’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to THC’s management to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of THC’s management’s assessment regarding internal control over financial reporting or an attestation report of THC’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There have been no changes in THC’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, THC’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this annual report.

Name	Age	Position
Rodney Bingham	60	President and Chief Executive Officer; Director
George P. Alexander	60	Executive Vice President, Global Sales
Jay Peterson	54	Chief Financial Officer; Senior Vice President, Finance; Secretary
René van der Salm	47	Senior Vice President, Global Manufacturing
Charles A. Sorrentino	66	Chairman of the Board of Directors
James A. Cooper	55	Director
Marcus J. George	41	Director
Richard E. Goodrich	67	Director
Michael W. Press	64	Director
Stephen A. Snider	63	Director

Executive Officers

Rodney Bingham, President and Chief Executive Officer and Director has served as a director since April 2009 and has worked for the Company for 39 years in various management positions in the following areas: Research and Development, Engineering, Product Management, Sales, Marketing and Administration. Mr. Bingham has been instrumental in the development and introduction of several key heat tracing products which advanced the state of the industry, including the first parallel resistance, cut-to-length heating cables and the first pipe-mounted power termination assemblies in the industry. Prior to accepting his current position in January 2009, Mr. Bingham held senior management positions for Thermon including the Senior Vice President of Western Hemisphere Operations, Vice President of Thermon’s International Operations, Vice President of Construction Operations and President of Thermon Heat Tracing Services. During his tenure, Mr. Bingham was responsible for the conception and development of Thermon’s cornerstone marketing philosophy for the 1990s. This effort has resulted in millions of dollars of savings to Thermon customers through an altered buying process emphasizing “Early Involvement” in the customer’s project engineering phase, incorporating “Value Added Services” into the turnkey systems pioneered by Thermon in the late 1970s. This philosophy is being utilized on a global basis today. Mr. Bingham has been involved in the IEEE since 1974, and has been a member of the Petroleum and Chemical Industry Committee within the IEEE for over 15 years. He also served on the Power Engineering Society Working Group for the Development of Heat Tracing Standards (IEEE 622).

George P. Alexander, Executive Vice President, Global Sales joined us in August 1971 working in the Production Department. He then spent time in Research and Development, Engineering and as General Sales Manager prior to assuming the role of Vice President Sales and Marketing in May 1983. Mr. Alexander has served as a director since the closing of the CHS Transactions on April 30, 2010. He is a graduate of Texas State University with a B.S. degree in Mathematics. During Mr. Alexander’s tenure as General Sales Manager, he established the Company as the primary supplier for heat tracing systems to the nuclear power generation industry. He was an author of IEEE 622 “IEEE Recommended Practice for the Design and Installation of Electric Pipe Heating Systems for Nuclear Power Generating Stations” published in November 1979. From 1983 to 1995 during Mr. Alexander’s tenure as Vice President of Sales and Marketing, corporate sales revenue grew at a compound rate of 8.1%. Mr. Alexander has directed the formulation and execution of the Company’s marketing plans and strategies in Asia Pacific for over ten years by studying economic indicators, identifying customer’s current and future needs and monitoring the competition. Mr. Alexander initiated the formation of Thermon’s Customer Advisory Council. This Council consists of twelve representatives of major corporations from the refining and chemical industries. They, along with the Company’s Distributor Council, provide management with essential feedback regarding current and future industry practices and needs. In 1996, Mr. Alexander accepted the dual role of Vice President, Strategic Alliances and Vice President, Far East Operations. From 1996 to 1998 he established several global partnerships with key customers that positively affected Thermon’s revenue growth worldwide. In 1999, Mr. Alexander accepted the position of Senior Vice President, Asia Pacific Operations, one of four Strategic Business Units. From 2005 to 2011, as Senior Vice President, Eastern Hemisphere, Mr. Alexander assumed responsibility for operations in Europe as well. In 2011, Mr. Alexander was promoted to Executive Vice President, Global Sales and assumed responsibility of global sales, project management, application engineering, field services and training.

Jay Peterson, Chief Financial Officer, Senior Vice President, Finance, and Secretary joined the Company in July 2010 as Chief Financial Officer and was appointed Senior Vice President, Finance in October 2010. Prior to joining Thermon, Mr. Peterson held positions as Chief Financial Officer, Vice President of Finance, Senior Director of Finance, Secretary and Treasurer at Forgent Networks, Inc, a NASDAQ listed company. Mr. Peterson started with Forgent Networks in 1995 and was named Chief Financial Officer in 2001. Before joining Forgent Networks, Mr. Peterson was Assistant Controller in Dell Computer Corporation’s Direct division. He also spent 11 years in various financial management positions with IBM Corporation. Mr. Peterson holds an M.B.A. and a B.A. from the University of Wisconsin.

René van der Salm, Senior Vice President, Global Manufacturing joined us in October 2001. In 1987, Mr. van der Salm graduated from the Amsterdam Technical University with a B.S. in Mechanical Engineering. After fulfilling his military service, he worked as Sales Engineer, Project Manager and Production Manager in supplying the (Petro) Chemical Industry before joining Thermon. Mr. van der Salm started with Thermon as the European Logistics Manager and was responsible for the implementation of a European wide logistics and financial ERP software. In 2006, Mr. van der Salm was promoted to Vice President Manufacturing and Logistics. During that period he divided his time between the U.S. and European operations and was instrumental in the U.S. implementation of the ERP software. In 2007, Mr. van der Salm relocated to the U.S. and was promoted to Senior Vice President, Operations. In 2011, Mr. van der Salm was promoted to Senior Vice President, Global Manufacturing.

Directors

Charles A. Sorrentino, Chairman of the Board of Directors, has served at Houston Wire & Cable Co. (NASDAQ: HWCC) as President and Chief Executive Officer since 1998. Prior to joining Houston Wire & Cable Co., Mr. Sorrentino served as President of Pameco Corporation (NYSE: PCN), a national heating, ventilation, air conditioning and refrigeration distributor, from 1994 to 1998. Pameco was a $600 million distributor that was listed on the NYSE following an initial public offering in 1997 and was later merged into a larger company. Prior to working with Pameco, Mr. Sorrentino served with PepsiCo, Inc. (NYSE: PEP) for nine years. During this time, he held a variety of positions, including Subsidiary President, Division Vice President and Region Vice President. After completing college, Mr. Sorrentino served twelve years with United Technologies (Sundstrand Corporation) (NYSE: UTX), a manufacturer of industrial, heating and air conditioning components in a variety of engineering, sales, marketing and executive management functions. Mr. Sorrentino has served as an executive of several large manufacturing companies and brings a diversity of both public and privately held company experience to the board of directors. Mr. Sorrentino earned a M.B.A. from the University of Chicago and a B.S. in Mechanical Engineering from Southern Illinois University. He also served in the United States Marine Corps. Mr. Sorrentino has served as a director since the closing of the CHS Transactions on April 30, 2010 and as Chairman of the Board since the completion of the IPO on May 10, 2011.

James A. Cooper founded Thompson Street Capital Partners LP, which we refer to as TSCP, in 2000, where as Managing Principal he oversees acquisition activity of the firm and is involved in managing the firm’s portfolio companies. Thompson Street Capital Partners II, L.P., an affiliate of TSCP, owns 19.35% of our outstanding common stock. Mr. Cooper has been involved in middle-market acquisitions for more than 15 years. Prior to founding Thompson Street Capital Partners, Mr. Cooper spent seven years with JPMorgan in New York City, seven years with Harbour Group in St. Louis and was affiliated with GSC Capital in New York. Mr. Cooper has extensive experience in overseeing investment decisions and managing portfolio companies. TSCP has invested in a wide array of industries, including manufacturing and energy related end markets. Mr. Cooper holds an M.B.A. from the Darden School at the University of Virginia, and both an M.S. and B.S. from the University of Missouri-Columbia. Currently, he serves on the St. Louis Children’s Hospital Foundation Development Board, and is a member of both the Foundation Finance Committee and the University of Missouri MBA Advisory Board. Additionally, Mr. Cooper is a Director of First Banks Inc. where he serves on the Audit and Compensation committees, and has served as a director of Waddington North America, Inc. Mr. Cooper has served as a director since the closing of the CHS Transactions on April 30, 2010.

Marcus J. George joined CHS in 1997 and was promoted to Partner in 2007. Prior to joining CHS, an affiliate of the Company, he was employed by Heller Financial, Inc. in the Corporate Finance Group. He also worked for KPMG. Mr. George brings to the board of directors substantial experience in private equity investments focused on infrastructure and industrial products. He holds a B.B.A. from the University of Notre Dame and an M.B.A. from the University of Chicago. Mr. George serves on the Board of Directors of Gundle/SLT Environmental, Inc. and KB Alloys, LLC, and has served as a director of Waddington North America, Inc. Mr. George has served as a director since the closing of the CHS Transactions on April 30, 2010.

Richard E. Goodrich is a retired Executive Vice President and Chief Financial Officer of Chicago Bridge & Iron Company N.V. (NYSE: CBI), which we refer to as CB&I, an engineering, procurement and construction company that provides services to customers in the chemicals and energy industries. Prior to retiring, Mr. Goodrich served as Executive Vice President and Chief Financial Officer of CB&I from 2001 to 2005, and as acting Chief Financial Officer until June 2006. Mr. Goodrich also serves as a director of Gundle/SLT Environmental, Inc. and Chart Industries (NASDAQ: GTLS). Mr. Goodrich is a Certified Public Accountant having been certified in the District of Columbia in November 1970. Mr. Goodrich brings to the board of directors the experience and international operations insight of a chief financial officer of a large multinational company. Mr. Goodrich has served as a director since the closing of the CHS Transactions on April 30, 2010.

Michael W. Press is a retired Chief Executive Officer of KBC Advanced Technologies PLC (KBC:London), which we refer to as KBC, a publicly traded international petroleum and petrochemicals consulting and software firm. Mr. Press served as Chief Executive Officer of KBC from 1997 to 2001. Since 2001, Mr. Press has been self-employed, serving on various boards of directors and working with a number of private equity backed companies in the United States, Europe and Asia, often in preparation for a public listing or sale. Mr. Press has served on the board of directors for Chart Industries (NASDAQ: GTLS) since 2006 and is currently its lead independent director, a member of its compensation committee and chairman of its nominations and corporate governance committee. Mr. Press previously served as a director of Petrofac, Ltd. (PFC:London) from 2002 to 2010, as a director, audit committee member, compensation committee member and nominating committee member for T-3 Energy Services, Inc. (NASDAQ: TTES) from 2004 to 2009 and as a director for RigNet, Inc. (NASDAQ: RNET) from 2007 to 2008. In light of our business and structure, our board of directors has nominated Mr. Press to serve as a director due to his substantial experience as a director and executive officer of publicly held companies and over 29 years of international energy industry experience, including senior executive positions at The Standard Oil Company, British Petroleum plc, BP America and Amerada Hess Corporation. Mr. Press also has manufacturing, operations, finance, corporate governance and corporate development experience. Mr. Press holds a B.S. from Colorado College, an M.S. from Columbia University and an Advanced Management Program degree from Stanford University. Mr. Press has served as a director since the completion of the IPO on May 10, 2011.

Stephen A. Snider is a retired Chief Executive Officer and director of Exterran Holdings, Inc. (NYSE: EXH), a global natural gas compression services company from August 2007 to June 2009, and was Chief Executive Officer and Chairman of the general partner of Exterran Partners, L.P. (NASDAQ: EXLP), a domestic natural gas contract compression services business from August 2007 to June 2009. Both companies are publicly traded and headquartered in Houston, Texas. Prior to that, Mr. Snider was President, Chief Executive Officer and director of Universal Compression Holdings Inc. (“Universal”), a supplier of equipment used to ship natural gas through pipelines, from 1998 until Universal merged with Hanover Compressor Company in 2007 to form Exterran Corporation. Mr. Snider retired from all positions with Exterran on June 30, 2009. Mr. Snider has over 30 years of experience in senior management of operating companies, and also serves as a current director of Energen Corporation (NYSE: EGN) and Dresser-Rand Group Inc. (NYSE: DRC). Mr. Snider also served as a director of Seahawk Drilling Incorporated from August 2009 to February 2011. On February 11, 2011, Seahawk announced that substantially all of its assets would be sold to Hercules Offshore, Inc., such sale being implemented through a Chapter 11 bankruptcy filing, citing heavy losses due to the slow issuance of shallow water drilling permits in the U.S. Gulf of Mexico following the Macondo well blowout and other factors. Mr. Snider also served as a director of T-3 Energy Services, Inc. from 2003 to July 2007. Mr. Snider holds a B.S. in Civil Engineering from the University of Detroit and a M.B.A. from the University of Colorado at Denver.  Mr. Snider was elected as a director on June 1, 2011.

Composition of the Board of Directors

Our board of directors consists of seven directors, a majority of which are independent under the rules of the NYSE. Our board of directors has affirmatively determined that Messrs. Goodrich, Sorrentino, Press and Snider are independent directors under the rules of the NYSE. The composition of our board of directors is balanced among independent directors, directors affiliated with the sponsors and a management director. That balance, to which each of our directors contributes, is important to us for several reasons, including:

•                  Each of our four independent directors contribute an outside point of view that we value for providing multiple perspectives to the board of directors’ oversight and direction of the Company and facilitating objectivity in its decision-making process.

•                  Because of their affiliation with our sponsors, each of Messrs. Cooper and George is particularly attuned to strategic, financial and other matters that may affect our stockholders’ investments in the Company.

•                  Mr. Bingham, who has been with the Company for 39 years, brings to the board of directors an invaluable, in-depth knowledge of the Company and our industry, operations and business plans.

Committees of the Board of Directors

Our board of directors currently has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Our board of directors has adopted a written charter for the audit committee, which is available on our website. The audit committee has responsibility for, among other things, reviewing our financial reporting and other internal control processes, our financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors, and our compliance with legal and regulatory requirements and our code of ethics. Messrs. Goodrich (Chair), Press, Snider and Sorrentino are the members of the audit committee. Our board of directors has determined that Messrs. Goodrich, Press, Snider and Sorrentino are independent directors under Rule 10A-3(b)(1) under the Exchange Act and the rules of the NYSE, and that Mr. Goodrich qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K based on his education and experience in his respective fields. Our board of directors has determined that each of Messrs. Goodrich, Press, Snider and Sorrentino is financially literate and qualified to address any issues that are likely to come before the audit committee, including the evaluation of our financial statements and supervision of our independent auditors.

Our board of directors has adopted a written charter for the compensation committee, which is available on our website. The compensation committee has responsibility for, among other things, reviewing and approving the compensation and benefits of our employees, directors and consultants, administering our employee benefit plans, authorizing and ratifying stock option grants and other incentive arrangements and authorizing employment and related agreements. Messrs. Snider (Chair),  Sorrentino, Goodrich and Press are the members of the compensation committee. Our board of directors has determined that Messrs. Snider, Goodrich, Press and Sorrentino are independent directors under the rules of the NYSE.

Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website. The nominating and corporate governance committee has responsibility for, among other things, identifying, evaluating and recommending nominees for appointment or election as directors, developing and recommending a set of corporate governance guidelines, and overseeing the evaluation of our board of directors and management. Messrs. Press (Chair), Goodrich, Snider and Sorrentino are the members of the nominating and corporate governance committee. Our board of directors has determined that Messrs. Press, Goodrich, Snider and Sorrentino are independent directors under the rules of the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

THC does not have a class of registered equity securities, and TGH did not have a class of registered equity securities until May 2011.  Accordingly, executive officers and directors of TGH and persons who own more than ten percent of a registered class of equity securities of TGH or THC had no Section 16(a) filing requirements during the year ended March 31, 2011.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which we refer to as our code of conduct, which applies all of our employees, officers and directors. Our code of conduct is available at http:// ir.thermon.com. Shareholders can also obtain a free copy of our code of conduct by writing to the Director of Investor Relations, Thermon Group Holdings, Inc., 100 Thermon Drive, San Marcos, Texas 78666.

Indemnification of Directors and Officers

Section 145 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, provides that a corporation may indemnify its directors and officers against liabilities actually and reasonably incurred in such capacities, including attorneys’ fees, judgments, fines and amounts paid in settlement, with respect to any matter in which the director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. Our second amended and restated certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent authorized by the DGCL. Our second amended and restated certificate of incorporation provides that this right to indemnification is a contract right, and we may, from time to time, and in the ordinary course of business, enter into contracts under which our directors and officers are provided with such rights of indemnification against liability that they may incur in their capacities as such and in connection with activities performed under the terms of such contracts. We will enter into an indemnification agreement with each of our directors and certain officers which will require us, among other things, to indemnify them against certain liabilities which may arise by reason of his status or service as a director or officer (other than liabilities arising from willful misconduct of a culpable nature).

Our amended and restated bylaws further provide that we shall indemnify and hold harmless, to the fullest extent permitted by law, any person who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she, or a person for whom he or she is the legal representative, is or was one of our directors or officers or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture or other enterprise, against any and all liability and loss (including judgments, fines, penalties and amounts paid in settlement) suffered or incurred and expenses reasonably incurred by such person; provided, however, that we shall not be required to indemnify a person in connection with any action, suit or proceeding that is initiated by such person unless such action, suit or proceeding was authorized by our board of directors.

Our second amended and restated certificate of incorporation also eliminates the personal liability of our directors to the fullest extent permitted by Section 102 of the DGCL, which provides that a corporation may eliminate the personal liability of a director to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. Section 102 does not, however, permit a corporation to eliminate or limit liability for (i) any breach of the duty of loyalty to the corporation or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) liability of directors for unlawful payment of dividend or unlawful stock purchase or redemption or (iv) any transaction from which the director derived an improper personal benefit.

We have purchased liability insurance covering our directors and officers and certain other management personnel.

ITEM 11.  EXECUTIVE COMPENSATION

Introduction

This Compensation Discussion and Analysis provides a discussion of the background and objectives of our compensation programs for senior management, including the following officers, whom we refer to as our named executive officers:

Name	Title
Rodney Bingham	President and Chief Executive Officer
George P. Alexander	Executive Vice President, Global Sales
Jay Peterson(1)	Chief Financial Officer; Senior Vice President, Finance; Secretary
René van der Salm	Senior Vice President, Global Manufacturing
Richard Hageman(2)	Former Senior Vice President, Marketing and Technology
David Ralph(3)	Former Senior Vice President, Finance

(1)                                  Mr. Peterson joined the Company in July 2010 as Chief Financial Officer and was appointed Senior Vice President, Finance in October 2010.

(2)                                  Mr. Hageman retired on August 31, 2010.

(3)                                  Mr. Ralph retired on September 30, 2010.

Prior to the CHS Transactions, the Audax Group had the overall responsibility for monitoring and approving the compensation programs for our named executive officers and making decisions regarding compensation to be paid or awarded to them. The Audax Group historically did not seek input from outside compensation consultants with respect to compensation decisions and did not retain a compensation consultant with respect to fiscal 2011 compensation decisions. In making compensation decisions, the Audax Group relied on the input and recommendations of the Company’s named executive officers.

Following the CHS Transactions, our compensation committee has the responsibility for determining the compensation of our named executive officers. As was the case prior to the CHS Transactions, in making compensation decisions, our compensation committee has relied on the input and recommendations of the named executive officers. The named executive officers’ recommendations are generally based on the assessment of each individual’s performance compared against the strategic operational plan objectives established for the fiscal year as well as historical compensation practices at the Company. With respect to fiscal 2011 compensation decisions, the compensation committee did not retain a compensation consultant; however, in connection with the IPO, the compensation committee retained the services of Longnecker & Associates to assist the compensation committee in reviewing and evaluating the Company’s executive compensation program.

Objectives of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long-term success and is based on the following general principles:

•                  compensation must be competitive with that offered by other companies that compete with us for executive talent;

•                  differences in compensation should reflect differing levels of responsibilities;

•                  performance-based compensation should focus on critical business objectives and align pay through performance-leveraged incentive opportunities; and

•                  our non-executive employees should receive bonus payouts before any bonus payouts are made to members of senior management.

Elements of Our Compensation Program

Base Salaries

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. The fiscal 2011 base salaries for Messrs. Bingham and Alexander are set forth in their respective employment agreements, each of which was negotiated in connection with the CHS Transactions. The fiscal 2011 base salary for Mr. Peterson is also set forth in his employment agreement, the terms of which were negotiated at the time Mr. Peterson joined the Company. Mr. van der Salm received a base salary increase of 2.5% from the base salary level established for fiscal 2010 and there were no changes to the base salary levels of Messrs. Ralph and Hageman in light of their respective retirements from the Company.

Bonuses

Annual Bonuses

Historically, we have provided our named executive officers with short-term incentive compensation through our annual bonus plan. Annual bonus compensation holds executives accountable, rewards the executives based on actual business results and helps create a “pay for performance” culture.

Early in fiscal 2011, we established a bonus pool for our incentive compensation plan equal to 9% of fiscal 2011 Adjusted EBITDA, with the bonus pool to be funded if Adjusted EBITDA exceeded fiscal 2011 targeted Adjusted EBITDA of $48 million. As described above, we realized actual fiscal 2011 Adjusted EBITDA of $55.7 million.  On June 2, 2011, the compensation committee, based on its subjective assessment of the Company and individual performance, determined the final fiscal 2011 bonus pool allocations, including with respect to each of the named executive officers of the Company.  Messrs. Bingham, Alexander, Peterson, van der Salm and Ralph each received an annual bonus with respect to fiscal 2011 performance in the amount of $250,000, $220,000, $140,000, $150,000 and $40,000, respectively.

Under the terms of Mr. Peterson’s employment agreement, he is eligible to receive a target bonus equal to 40% of his base salary, prorated based on the portion of the year in which Mr. Peterson was employed by us.  Mr. Peterson’s fiscal 2011 annual bonus of $140,000 exceeded his target bonus opportunity under his employment agreement.  In determining Mr. Peterson’s fiscal 2011 bonus allocation, the compensation committee took into account Mr. Peterson’s role in the transition of THC becoming an SEC-reporting company during fiscal 2011 and in the IPO, as well as the Company’s fiscal 2011 financial results.  None of the other named executive officers was granted a target bonus opportunity for fiscal 2011. Instead, each named executive officer received a discretionary allocation of the fiscal 2011 bonus pool determined by the compensation committee at the time bonuses were paid to all employees of the Company in the first quarter of fiscal 2012.

Transaction Bonuses

In connection with the CHS Transactions, certain of our key employees, including Messrs. Hageman, Ralph and van der Salm, received transaction-based bonuses pursuant to transaction bonus agreements. These transaction-based bonuses were recommended to the Audax Group by Messrs. Bingham, Alexander and Ralph and were contingent upon the successful closing of the CHS Transactions and the recipient investing the after-tax proceeds into our equity. Consistent with our compensation philosophy, the transaction-based bonuses that were ultimately paid to the named executive officers were less than those originally approved by the Audax Group and the amounts that would have been paid to the named executive officers were distributed to other non-executive employees. Messrs. Hageman, Ralph and van der Salm each received a transaction-based bonus in the amount of $60,000, $150,000 and $140,000, respectively. The after-tax proceeds of these transaction-based bonuses were rolled over into our equity. Messrs. Bingham and Alexander did not receive a transaction-based bonus.

Long-Term Incentives

Profits-Interest Program

Following the Audax Transaction in late 2007, the Company established a “profits-interest program” under which the Company granted Class P Units to certain employees, including each of the named executive officers with the Company at the time of the transaction. Profits-interest programs such as that represented by the P Units are common practice in portfolio companies of private equity firms and allow participants to share in the increase in value of the Company above the aggregate purchase price paid in the transaction. The program was intended to provide an incentive to management to keep focused on the long-term value of the Company.

In connection with the CHS Transactions, the P Unit program was cancelled and the outstanding P Units became vested and were exchanged for the right to receive cash consideration per P Unit. The following table sets forth the value of the P Units held by each named executive officer that vested in connection with the CHS Transactions and the approximate percentage of the value of the P Units that was reinvested into the surviving company by each named executive officer:

Named Executive Officers(1)	Value of Accelerated Vesting of P Units	% of P Unit Value Reinvested(2)
Rodney Bingham	$1,897,265	24.3%
George P. Alexander	$1,897,265	17.8%
Richard Hageman	$1,045,355	3.4%
David Ralph	$1,045,355	9.0%
René van der Salm	$851,929	33.8%

(1)                                  Mr. Peterson commenced employment with the Company after the CHS Transactions and, accordingly, did not participate in the P Unit program.

(2)                                  The approximate percentage is based on the estimated total proceeds to be received by each named executive officer after deducting all amounts subject to escrow in connection with the CHS Transactions.

Restricted Stock and Stock Option Plan

On July 28, 2010, our board of directors adopted the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, which was amended by our board of directors on October 27, 2010 and which we refer to as the 2010 Equity Plan. The purpose of the 2010 Equity Plan is to encourage selected members of management to acquire or, in some cases, further develop a proprietary interest in our growth and performance and enhance our ability to attract, retain and reward qualified individuals for management positions. Under the 2010 Equity Plan, 2,767,147 shares of our common stock are available for awards, subject to adjustment for changes in capitalization or certain corporate transactions. Awards may be issued in the form of non-qualified stock options and restricted stock. As of the date of this annual report, no shares remain available for issuance under the 2010 Equity Plan.

The 2010 Equity Plan is administered by the compensation committee of our board of directors. Under the 2010 Equity Plan, the compensation committee has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Equity Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant.

In the event of any merger, consolidation, reorganization or liquidation of Thermon or other similar transaction or in the event of a sale of Thermon, the board of directors, in its discretion, may (i) require outstanding options to be surrendered by the participant and to be immediately cancelled, and to provide for the participant to receive a cash payment in an amount equal to the number of our shares then subject to the option, whether vested or unvested, multiplied by the excess, if any, of the fair market value of a share of our common stock as of the date of the transaction, over the exercise price; (ii) require that the option be assumed, or an equivalent option substituted, by the acquiring entity or its parent; (iii) require that the exercisable portion of an option be exercised by the participant within a specified period preceding the transaction; (iv) provide for the repurchase of any shares of restricted stock that will remain unvested at the time of the transaction; or (v) provide that all or a portion of any option or restricted stock award become exercisable or vested immediately prior to the transaction. In addition, pursuant to the outstanding stock option agreements, all outstanding option awards shall vest and become exercisable immediately prior to the completion of the IPO.

On October 20, 2010, Rodney Bingham, George Alexander, René van der Salm and Jay Peterson were granted options to purchase 326,602, 326,602, 272,521 and 163,397 shares of our common stock, respectively. On March 1, 2011, Jay Peterson was granted options to purchase an additional 27,136 shares of our common stock. The October 2010 grants were recommended by the executive management team and subsequently approved by our board of directors. The March 2011 grant to Mr. Peterson was also recommended by the executive management team and subsequently approved by the compensation committee.

All such options shall become eligible for vesting in five equal tranches, with the portion of each tranche that vests determined by the board of directors based on the attainment of annual performance objectives established by the board of directors. The performance condition for the fiscal 2011 vesting tranche was based on an adjusted EBITDA target of $48 million, which was approved by the board of directors in August 2010; however, the actual vesting of the awards remains subject to the discretion of our board of directors. For purposes of the fiscal 2011 grants, adjusted EBITDA was equal to operating income plus incentive compensation, depreciation and amortization expenses and management fees and related expenses. Any portion of the shares eligible for vesting that do not vest based on the attainment of such performance objectives shall be added to the number of shares eligible to vest on the next scheduled vesting date, subject to the participant’s continuous employment. All shares subject to such options shall vest on the seventh anniversary of the grant date if the participant remains continuously employed by us and our outstanding equity securities attain a specified fair value as of such vesting date equal to or greater then two times the value of the aggregate equity investments in the Company. Pursuant to the option award agreements, we have the right to repurchase any shares acquired upon the exercise of the option for fair market value following termination of the optionee’s employment for death or disability or termination without cause. For all other termination events, we have the right to repurchase the shares acquired on exercise of the option for the lower of fair market value or the exercise price. Fair market value is determined by our board of directors in good faith.

No further grants or awards will be made under 2010 Equity Plan.

Employee Benefits and Other Benefits

Each of our named executive officers is entitled to participate in our employee benefit plans (including 401(k) retirement savings, and medical, dental, and life insurance benefits) on the same basis as our other employees. In addition, we maintain a corporate apartment and lease a Company vehicle for Mr. Bingham’s use in commuting between our facilities in Houston and San Marcos, Texas.

Employment-Related Agreements

Concurrent with the closing of the CHS Transactions, we entered into employment agreements with Rodney Bingham and George Alexander. In addition, in July 2010, the Company entered into an employment agreement with Jay Peterson. For fiscal 2011, none of the other named executive officers were subject to an employment agreement. The material terms of Messrs. Bingham, Alexander, and Peterson’s fiscal 2011 employment agreements are described below. For fiscal 2012, the Company entered into an employment agreement with Mr. van der Salm, the material terms of which are described below. Please see the “Potential Payments Upon Termination or Change of Control” section for further information regarding the post termination benefits payable under each of these agreements.

Rodney Bingham and George Alexander

Term.  The term of each executive’s employment agreement commenced on April 30, 2010. Pursuant to the original terms of the employment agreement, unless terminated earlier, each employment agreement was scheduled to terminate on its second anniversary. In connection with the IPO, the compensation committee approved an extension of each executive’s employment agreement, with the extended term scheduled to terminate on April 30, 2014.

Salary and Bonus.  The employment agreements of Messrs. Bingham and Alexander provide for an initial base salary of $280,000 and $250,000, respectively. In addition, if certain annual performance targets are met in the future, each executive will be eligible to receive an annual performance-based bonus. For fiscal 2012, the compensation committee, based on the advice of Longnecker & Associates, increased Messrs. Bingham’s and Alexander’s base salaries to $350,000 and $295,000, respectively, in recognition of each executive’s increased responsibilities compared to fiscal 2011, including, in the case of Mr. Bingham, assuming the additional duties, responsibilities and risks associated with serving as President and Chief Executive Officer of a publicly traded company, and in the case of Mr. Alexander, assuming direct responsibility in the areas of global sales, project management, application engineering, field services and training.

Restrictive Covenants.  The employment agreement of each executive prohibits the officer from competing with us during his employment period and for a period of one year thereafter.

Termination Benefits.  We may terminate the employment agreement of each executive without cause, and each executive may terminate the employment agreement for any reason, upon ten days prior written notice to the other.

If an executive terminates his employment for “good reason” or we terminate his employment other than for “cause,” “death,” or “disability” (as such terms are defined in each executive’s employment agreement), then the executive is entitled to receive a continuation of such executive’s base salary for twelve months, a bonus for the current fiscal year (based on actual financial results and prorated for the period in the year in which the executive performs services for the Company), any earned but unpaid salary, and any accrued but unpaid bonus and benefits.

Upon termination of employment for death or “disability,” if an executive terminates his employment without “good reason” or we terminate his employment for “cause” (as such terms are defined in each executive’s employment agreement), then the executive is entitled to receive any earned but unpaid salary and any accrued but unpaid benefits.

The employment agreements do not provide for the payment of any benefits upon a change in control transaction.

Jay Peterson

Term.  Mr. Peterson’s employment commenced in July 2010. Mr. Peterson’s employment is “at will,” and either we or Mr. Peterson may terminate his employment agreement at any time, for any reason, with or without notice to the other.

Salary and Bonus.  The employment agreement provides for an initial base salary of $225,000 per annum and, if certain annual performance targets are met in the future, Mr. Peterson will be eligible to receive an annual performance-based bonus, with a target award of 40% of his base salary.

Restrictive Covenants.  The employment agreement prohibits Mr. Peterson from competing with us during his employment period and for a period of one year thereafter.

Termination Benefits.  If Mr. Peterson terminates his employment due to a “change of control” or “significant diminution of duties,” or if we terminate his employment other than for “cause” (as such terms are defined in his employment agreement), then Mr. Peterson is entitled to receive any earned but unpaid salary, any accrued but unpaid bonus and benefits, a bonus for the current fiscal year (based on actual financial results and prorated for the period in the year in which Mr. Peterson performs services for the Company), and, provided that no grounds for termination for “cause” existed at the time of such termination, a lump sum payment equal to 75% of his base salary. If Mr. Peterson’s employment is terminated for any reason not specified above, Mr. Peterson is entitled to receive any earned but unpaid salary and any accrued but unpaid benefits.

René van der Salm

Term.  The term of Mr. van der Salm’s employment agreement commenced on April 1, 2011. Mr. van der Salm’s employment is “at will,” and either we or Mr. van der Salm may terminate his employment agreement at any time, for any reason, with or without notice to the other.

Salary and Bonus.  The employment agreement provides for a base salary of $190,000 per annum and, if certain annual performance targets are met in the future, Mr. van der Salm will be eligible to receive an annual performance-based bonus, with a target award of 40% of his base salary.

Restrictive Covenants.  The employment agreement prohibits Mr. van der Salm from competing with us during his employment period and for a period of one year thereafter.

Termination Benefits.  If we terminate Mr. van der Salm’s employment other than for “cause” (as such term is defined in his employment agreement), then Mr. van der Salm is entitled to receive any earned but unpaid salary, any accrued but unpaid bonus and benefits, and, provided that no grounds for termination for “cause” existed at the time of such termination, continuation of such executive’s base salary for twelve months. If Mr. van der Salm’s employment is terminated for any reason other than by the Company for “cause,” Mr. van der Salm is entitled to receive any earned but unpaid salary and any accrued but unpaid benefits. In addition, if Mr. van der Salm terminates his employment due to a “change of control” or “significant diminution of duties,” or if we terminate his employment other than for “cause” (as such terms are defined in his employment agreement), Mr. van der Salm will receive a bonus for the current fiscal year, based on actual financial results and prorated for the period in the year in which Mr. van der Salm performs services for the Company.

Impact of Tax and Accounting Treatments

We believe that the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid. We further believe that FASB ASC Topic 718 does not have a material effect on our compensation program because we do not regularly award stock options, restricted shares or other equity-based compensation.

Timing of Compensation Decisions

Prior to or shortly after the beginning of each fiscal year, the named executive officers as a group review prior year performance and prepare recommendations with respect to base salaries and the distribution of annual bonus and long-term incentives, if any, for the prior year.

2011 Long-Term Incentive Plan

On April 8, 2011, we adopted the 2011 Long-Term Incentive Plan, which we refer to as the LTIP, which provides our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. The material terms of the LTIP are as follows:

Plan Term.  The LTIP term began upon the date of approval by the board of directors and terminates on the tenth anniversary of its effective date, unless terminated earlier by the board of directors.

Eligible Participants.  All officers, employees, independent contractors, consultants and non-employee directors and persons expected to become officers, employees, independent contractors, consultants or non-employee directors of us or any of our subsidiaries are eligible to receive awards under the LTIP. The compensation committee shall determine the participants under the LTIP.

Shares Authorized.  2,893,341 shares of our common stock are available for awards granted under the LTIP, subject to adjustment for stock splits and other similar changes in capitalization. In May 2011, the compensation committee granted options to purchase an aggregate of 117,600 shares of our common stock to our executive officers and certain other employees.

The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under the LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the LTIP.

Award Types.  Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be subject to time-based or performance-based vesting requirements. The compensation committee has the discretionary authority to determine the size of an award.

Administration.  The compensation committee shall interpret, construe and administer the LTIP. The compensation committee’s interpretation, construction and administration of the LTIP and all of its determinations thereunder shall be final, conclusive and binding on all persons.

The compensation committee shall have the authority to determine the participants in the LTIP, the form, amount and timing of any awards, the performance measures, if any, and all other terms and conditions pertaining to any award. The compensation committee may take any action such that (i) any outstanding options and stock appreciation rights become exercisable in part or in full, (ii) all or any portion of a restriction period on any restricted stock or restricted stock units shall lapse, (iii) all or a portion of any performance period applicable to any performance-based award shall lapse and (iv) any performance measures applicable to any outstanding award be deemed satisfied at the target level or any other level. The compensation committee may delegate some or all of its powers and authority to the President and Chief Executive Officer or other executive officer as the compensation committee deems appropriate, except for awards granted to any officer who is subject to Section 16 of the Exchange Act. Only the compensation committee may make decisions concerning the timing, pricing or amounts of an award to such officers.

Stock Options and Stock Appreciation Rights.  The LTIP provides for the grant of stock options and stock appreciation rights. Stock options may be either tax-qualified incentive stock options or non-qualified stock options. The compensation committee will determine the terms and conditions to the exercisability of each option and stock appreciation right.

The period for the exercise of a non-qualified stock option or stock appreciation right will be determined by the compensation committee provided that no option may be exercised later than ten years after its date of grant. The exercise price of a non-qualified stock option and the base price of a stock appreciation right will not be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option. A stock appreciation right entitles the holder to receive upon exercise (subject to tax withholding in respect of an employee) shares of our common stock (which may be restricted stock) with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right.

Each incentive stock option will be exercisable for not more than ten years after its date of grant, unless the optionee owns greater than ten percent of the voting power of all shares of our capital stock, who we refer to as a ten percent holder, in which case the option will be exercisable for not more than five years after its date of grant. The exercise price of an incentive stock option will not be less than the fair market value of a share of our common stock on its date of grant, unless the optionee is a ten percent holder, in which case the option exercise price will be the price required by the Internal Revenue Code, currently 110% of fair market value.

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock or through a cashless exercise arrangement. All of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason, shall be determined by the compensation committee.

Stock Awards.  The LTIP provides for the grant of stock awards. The compensation committee may grant a stock award either as a restricted stock award or a restricted stock unit award and, in either case, the compensation committee may determine that such award shall be subject to the attainment of performance measures over an established performance period. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the compensation committee.

The agreement awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as our stockholder.

Unless otherwise set forth in a restricted stock award agreement, the holder of shares of restricted stock will have rights as our stockholder, including the right to vote and receive dividends with respect to the shares of restricted stock, except that (i) distributions made with respect to shares of restricted stock, other than regular cash dividends, and (ii) regular cash dividends with respect to shares of restricted stock subject to performance-based vesting conditions, in each case, will be held by us and will be subject to the same restrictions as the restricted stock.

Performance Unit Awards.  The LTIP also provides for the grant of performance unit awards. Each performance unit is a right, contingent upon the attainment of performance measures within a specified performance period, to receive a specified cash amount or shares of our common stock, which may be restricted stock, having a fair market value equal to such cash amount. Prior to the settlement of a performance unit award in shares of our common stock, the holder of such award will have no rights as our stockholder with respect to such shares. Performance units will be non-transferable and subject to forfeiture if the specified performance measures are not attained during the specified performance period. All of the terms relating to the satisfaction of performance measures and the termination of a performance period, or the forfeiture and cancellation of a performance unit award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the compensation committee.

Performance Measures.  Under the LTIP, the vesting or payment of performance-based awards will be subject to the satisfaction of certain performance measures. The performance measures applicable to a particular award will be determined by the compensation committee at the time of grant. The performance measures may be one or more of the following corporate-wide or subsidiary, division, operating unit or individual measures, stated in either absolute terms or relative terms, such as rates of growth or improvement: the attainment by a share of our common stock of a specified fair market value for a specified period of time, earnings per share, return to stockholders (including dividends), return on assets, return on equity, our earnings before or after taxes and/or interest, revenues, expenses, market share, cash flow or cost reduction goals, interest expense after taxes, return on investment, return on investment capital, return on operating costs, economic value created, operating margin, gross margin, achievement of annual operating profit plans, net income before or after taxes, pretax earnings before interest, depreciation and/or amortization, pretax operating earnings after interest expense and before incentives, and/or extraordinary or special items, operating earnings, net cash provided by operations, and strategic business criteria, consisting of one or more objectives based on meeting specified market penetration, geographic business expansion goals, cost targets, days sales outstanding goals, customer satisfaction, attainment of specified safety metrics, reductions in errors and omissions, reductions in lost business, management of employment practices and employee benefits, supervision of litigation and information technology, quality and quality audit scores, productivity, efficiency, and goals relating to acquisitions or divestitures, or any combination of the foregoing.

Change of Control.  In the event of a change of control, the board may, in its discretion, (1) provide that (A) some or all outstanding options and stock appreciation rights shall immediately become exercisable in full or in part, (B) the restriction period applicable to some or all outstanding stock awards shall lapse in full or in part, (C) the performance period applicable to some or all outstanding awards shall lapse in full or in part, and (D) the performance measures applicable to some or all outstanding awards shall be deemed to be satisfied at target, maximum or any other level, (2) require that shares of stock of the corporation resulting from such change of control, or a parent corporation thereof, be substituted for some or all of our shares subject to an outstanding award, and/or (3) require outstanding awards, in whole or in part, to be surrendered by the holder, and to be immediately cancelled, and to provide for the holder to receive (A) a cash payment in an amount equal to (i) in the case of an option or stock appreciation right, the number of our shares then subject to the portion of such option or stock appreciation right surrendered, whether vested or unvested, multiplied by the excess, if any, of the fair market value of a share of our common stock as of the date of the change of control, over the purchase price or base price per share of our common stock subject to such option or stock appreciation right, (ii) in the case of a stock award, the number of shares of our common stock then subject to the portion of such award surrendered, whether vested or unvested, multiplied by the fair market value of a share of our common stock as of the date of the change of control, and (iii) in the case of a performance unit award, the value of the performance units then subject to the portion of such award surrendered, whether vested or unvested; (B) shares of capital stock of the corporation resulting from such change of control, or a parent corporation thereof, having a fair market value not less than the amount determined under clause (A) above; or (C) a combination of the payment of cash pursuant to clause (A) above and the issuance of shares pursuant to clause (B) above.

Under the LTIP, a change of control shall occur upon: (i) the acquisition of fifty percent (50%) or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company, but excluding any such acquisition by the Company or any of its subsidiaries, the Company’s sponsors, any fund affiliated with the Company’ sponsors, or any employee benefit plan (or related trust) of the Company or its subsidiaries, or any entity with respect to which, following such acquisition, more than 50% of, respectively, the then outstanding equity of such entity and the combined voting power of the then outstanding voting equity of such entity is then beneficially owned by the individuals and entities who were the beneficial owners, respectively, of the common stock and voting securities of the Company immediately prior to such acquisition; (ii) the consummation of a reorganization, merger or consolidation of the Company, in each case, with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Company immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities, as the case may be, of the corporation resulting from such reorganization, merger or consolidation; or (iii) a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company. The IPO and any bona find primary or secondary public offering following the IPO will not constitute a change of control.

Amendment or Termination of the LTIP.  The board may amend or terminate the LTIP as it deems advisable, subject to any requirement of stockholder approval required by law, rule or regulation.

New Plan Benefits.  All officers, employees and non-employee directors are eligible for consideration to participate in the LTIP. In May 2011, in connection with the IPO, the compensation committee granted options to purchase 10,000 shares, 10,000 shares, 5,000 shares and 5,000 shares, each with an exercise price equal to the IPO price of $12.00 per share, to Messrs. Bingham, Alexander, Peterson and van der Salm, respectively.

2011 Summary Compensation Table

The following table summarizes the compensation of the named executive officers for the fiscal years ended March 31, 2011, March 31, 2010 and March 31, 2009. The named executive officers are our principal executive officer, principal financial officer, former principal financial officer, our two other most highly compensated executives serving as executive officers as of March 31, 2011 and our former Senior Vice President, Marketing and Technology.

					Non-Equity
				Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)	($)(3)	($)
Rodney Bingham	2011	281,165	251,000	806,707	—	1,945,310	3,284,182
President and Chief Executive Officer (principal executive officer)	2010	265,608	160,000	—	—	47,179	472,787
	2009	231,238	161,000	—	—	34,064	426,302
George P. Alexander	2011	250,047	221,000	806,707	—	1,906,107	3,183,861
Executive Vice President, Global Sales	2010	220,578	155,000	—	—	9,637	385,215
	2009	204,664	146,000	—	—	8,259	358,923
Jay Peterson(4)	2011	152,098	140,500	530,587	—	1,150	824,335
Chief Financial Officer, Senior Vice President, Finance, Secretary (principal financial officer)
René van der Salm	2011	164,505	291,000	673,127	—	860,175	1,988,807
Senior Vice President, Global Manufacturing	2010	160,536	120,000	—	—	7,836	288,372
	2009	160,568	121,000	—	—	7,364	288,932
Richard Hageman(5)	2011	77,102	61,000	—	—	1,051,104	1,189,206
Former Senior Vice President, Marketing and Technology	2010	165,567	100,000	—	—	8,795	274,362
	2009	165,593	121,000	—	—	8,195	294,788
David Ralph(6)	2011	125,297	191,000	—	—	1,051,794	1,368,091
Former Senior Vice President, Finance	2010	210,624	155,000	—	—	8,221	373,845
	2009	210,654	151,000	—	—	7,321	368,975

(1)

The fiscal 2011 amounts reported in this column consist of (i) a holiday bonus ($1,000 for Messrs. Bingham, Alexander, van der Salm, Hageman and Ralph and $500 for Mr. Peterson), (ii) a transaction bonus relating to the CHS Transactions paid to Messrs. van der Salm, Hageman and Ralph in the amount of $140,000, $60,000 and $150,000, respectively, and (iii) an annual bonus with respect to fiscal 2011 performance paid to Messrs. Bingham, Alexander, Peterson, van der Salm and Ralph in the amount of $250,000, $220,000, $140,000, $150,000 and $40,000, respectively.

(2)

The amounts reported in this column for the fiscal 2011 option awards granted under the 2010 Equity Plan are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The Company used a Black-Scholes option pricing model to estimate the aggregate grant date fair value of the options granted in fiscal 2011. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility is based on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term and we used a dividend yield of zero. The vesting of the option awards may be accelerated upon the satisfaction of certain performance-based vesting conditions. The performance-based vesting conditions determine the timing of vesting and not the level of vesting. Therefore, for purposes of this table, the grant date fair value represents the maximum known compensation related to the option award. All options granted under the 2010 Equity Plan vest immediately prior to the completion of the IPO. Please see Note 14, “Stock-Based Compensation Expense,” to the consolidated financial statements for TGH for the fiscal year ended March 31, 2011, included elsewhere in this annual report, for a discussion of the relevant assumptions used in calculating these amounts.

(3)	Amounts included in this column for fiscal 2011 are set forth by category in the following table:

Name	Company Contribution to 401(k) ($)	Group Life Insurance ($)	Company Apartment ($)(a)	Company Provided Vehicle ($)(a)	Value Realized on Vesting of P Units ($)(b)	All Other Compensation Total ($)
Rodney Bingham	7,467	1,320	22,693	16,565	1,897,265	1,945,310
George P. Alexander	7,561	1,281	—	—	1,897,265	1,906,107
Jay Peterson	654	496	—	—	—	1,150
René van der Salm	7,385	861	—	—	851,929	860,175
Richard Hageman	5,313	436	—	—	1,045,355	1,051,104
David Ralph	5,885	554	—	—	1,045,355	1,051,794

(a)   Mr. Bingham regularly commutes between our facilities in Houston, Texas and our headquarters in San Marcos, Texas. Included in “All Other Compensation” for Mr. Bingham for fiscal 2011 were payments for expenses related to the cost to maintain a corporate apartment for Mr. Bingham when he works at our headquarters, moving expenses incurred in connection with the relocation of personal effects to the apartment and the cost of a Company leased vehicle for commuting between Houston and San Marcos, Texas. We value these benefits based on the actual cost incurred.

(b)   Following the Audax Transaction in late 2007, the Company established a “profits-interest program” under which the Company granted Class P Units to certain employees, including the named executive officers with the Company at the time of the transaction. These P Unit awards were considered to be equity awards subject to FASB ASC Topic 718. As noted in “—Elements of Our Compensation Program—Long-Term Incentives” and the 2011 Stock Vested Table, the P Unit program was cancelled and the outstanding P Units vested and were settled in cash in connection with the CHS Transactions. The value of the accelerated vesting of the P Units received by each of our named executive officers is included herein as “All Other Compensation” received for fiscal 2011 and is also reported in the 2011 Stock Vested Table.

(4)           Mr. Peterson joined the Company in July 2010 as Chief Financial Officer and was appointed Senior Vice President, Finance in October 2010.

(5)           Mr. Hageman retired from the Company on August 31, 2010.

(6)           Mr. Ralph retired from the Company on September 30, 2010.

2011 Grants of Plan-Based Awards

The following table summarizes awards made to our named executive officers in fiscal 2011.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Rodney Bingham	10/20/2010	—	326,602	5.20	806,707
George P. Alexander	10/20/2010	—	326,602	5.20	806,707
Jay Peterson	—	60,000	—	—	—
	10/20/2010	—	163,397	5.20	403,591
	03/01/2011	—	27,136	9.82	126,996
René van der Salm	10/20/2010	—	272,521	5.20	673,127
Richard Hageman	—	—	—	—	—
David Ralph	—	—	—	—	—

(1)           The amount reported in this column for Mr. Peterson represents the target bonus granted to Mr. Peterson pursuant to the terms of his employment agreement.

(2)           The amounts reported in this column represent stock options granted to each named executive officer under the 2010 Equity Plan. All such options shall become eligible for vesting in five equal tranches, with the portion of each tranche that vests determined by the board of directors based on the attainment of annual performance objectives established by the board of directors. Any portion of the shares eligible for vesting that do not vest based on the attainment of such performance objectives shall be added to the number of shares eligible to vest on the next scheduled vesting date, subject to the participant’s continuous employment. All shares subject to such options shall vest on the seventh anniversary of the grant date if the participant remains continuously employed by us and our outstanding equity securities attain a specified fair value as of such vesting date.

(3)           The amounts shown in this column are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

2011 Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding option awards held by each of the named executive officers at March 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date
Rodney Bingham	—	326,602	5.20	10/20/2020
George P. Alexander	—	326,602	5.20	10/20/2020
Jay Peterson	—	163,397	5.20	10/20/2020
	—	27,136	9.82	03/01/2021
René van der Salm	—	272,521	5.20	10/20/2020
Richard Hageman	—	—	—	—
David Ralph	—	—	—	—

(1)           All of the options granted to Messrs. Bingham, Alexander, and van der Salm were granted on October 20, 2010. Mr. Peterson received a grant of 163,397 options on October 20, 2010 and 27,136 options on March 1, 2011. The option awards granted to the named executive officers in fiscal 2011 become eligible for vesting in five equal tranches, with the portion of each tranche that vests determined by the board of directors based on the attainment of annual performance objectives established by the board of directors. Any portion of the shares eligible for vesting that do not vest based on the attainment of such performance objectives shall be added to the number of shares eligible to vest on the next scheduled vesting date, subject to the participant’s continuous employment. All shares subject to such options shall vest on the seventh anniversary of the grant date if the participant remains continuously employed by us and our outstanding equity securities attain a specified fair value as of such vesting date. These outstanding options vested and became exercisable immediately prior to the completion of the IPO.

2011 Stock Vested Table

The following table provides information concerning the vesting of P Units in connection with the CHS Transactions for each of the named executive officers. The value of the accelerated vesting of the P Units received by each of our named executive officers is also included in “All Other Compensation” received for fiscal 2011. See Note 3 to the 2011 Summary Compensation Table set forth above in this Item 11.

	Stock Awards
Name	Number of Units Acquired on Vesting(1) (#)	Value Realized on Vesting ($)
Rodney Bingham	500	1,897,265
George P. Alexander	500	1,897,265
Jay Peterson	—	—
René van der Salm	224	851,929
Richard Hageman	277	1,045,355
David Ralph	277	1,045,355

(1)           Amounts reported in this column represent the number of each named executive officer’s P Units that vested in connection with the CHS Transactions. The P Units were issued by the predecessor and were therefore not affected by the March 31, 2011 stock split.

Potential Payments Upon Termination or Change of Control

Employment Agreements

Pursuant to the terms of the Company’s employment agreements with Messrs. Bingham, Alexander and Peterson, each is eligible to receive certain payments upon a qualifying termination or, in the case of Mr. Peterson, a change of control of the Company.

Post-Termination Payments Payable to Rodney Bingham and George Alexander

If either Mr. Bingham or Mr. Alexander terminates his employment for “good reason” or we terminate his employment other than for “cause,” “death,” or “disability,” then the executive is entitled to receive the continuation of such executive’s base salary for twelve months, any earned but unpaid bonus from the current fiscal year (based on actual financial results and prorated for the period in the year in which the executive performs services for the Company), any earned but unpaid salary, and any accrued but unpaid bonus and benefits. If such a termination occurred as of March 31, 2011, Messrs. Bingham and Alexander would have received salary continuation payments of $280,000 and $250,000, respectively, and accrued but unpaid annual bonus of $250,000 and $220,000, respectively.

If either Mr. Bingham or Mr. Alexander terminates his employment without “good reason,” we terminate his employment for “cause” or the employment terminates due to death or “disability,” then the executive is entitled to receive any earned but unpaid salary and any accrued but unpaid benefits.

Under Mr. Bingham and Mr. Alexander’s employment agreement, “cause” means: (i) the commission by the executive of a felony (or a crime involving moral turpitude); (ii) the theft, conversion, embezzlement or misappropriation by executive of funds or other assets of the Company or any of its affiliates or any other act of fraud or dishonesty with respect to the Company or any of its affiliates (including acceptance of any bribes or kickbacks or other acts of self-dealing); (iii) intentional, grossly negligent, or unlawful misconduct by executive which causes harm or embarrassment to the Company or any of its affiliates or exposes the Company or any of its affiliates to a substantial risk of harm or embarrassment; (iv) the violation by executive of any law regarding employment discrimination or sexual harassment; (v) the failure by executive to comply with any material policy generally applicable to Company employees, which failure is not cured within 30 days after notice to executive; (vi) the repeated failure by executive to follow the reasonable directives of any supervisor or the board of directors, which failure is not cured within 30 days after notice to executive; (vii) the unauthorized dissemination by executive of confidential information in violation of the employment agreement; (viii) any material misrepresentation or materially misleading omission in any resume or other information regarding executive (including executive’s work experience, academic credentials, professional affiliations or absence of criminal record) provided by or on behalf of executive; (ix) the Company’s discovery that, prior to executive’s employment with the Company, executive engaged in conduct of the type described in clauses (i) through (iv) above; or (x) any other material breach by executive of the employment agreement that is not cured within 30 days after notice to executive.

Under Mr. Bingham and Mr. Alexander’s employment agreement, “good reason” means any of the following without executive’s consent: (i) the assignment to executive of any duties or responsibilities materially inconsistent with executive’s position and title, or a material reduction in executive’s responsibilities and authority, except in connection with the termination of executive’s employment for cause, disability or death; (ii) a reduction by the Company in executive’s base salary below the initial base salary set forth in the employment agreement, except for a non-permanent reduction that is part of a program applied to other senior executives of the Company necessitated by economic or other financial conditions; or (iii) requiring the executive to relocate or perform services on a regular basis more than 25 miles from executive’s principal place of business as of the date hereof, or, in the event executive consents to any relocation, the failure by the Company to pay (or reimburse executive) for reasonable moving expenses under the Company relocation policy in effect at the time of the relocation.

Post-Termination Payments Payable to Jay Peterson

Under the terms of Mr. Peterson’s employment agreement, if Mr. Peterson terminates his employment due to a “change of control” or “significant diminution of duties,” or if we terminate his employment other than for “cause,” then Mr. Peterson is entitled to receive any earned but unpaid salary, any accrued but unpaid bonus and benefits, a bonus for the current fiscal year (based on actual financial results and prorated for the period in the year in which Mr. Peterson performs services for the Company), and, provided that no grounds for termination for “cause” existed at the time of such termination, a lump sum payment equal to 75% of his base salary. If such a termination occurred as of March 31, 2011, Mr. Peterson would have received a lump sum payment equal to $168,750, plus an accrued but unpaid bonus of $140,000.

If Mr. Peterson’s employment is terminated for any reason not specified above, Mr. Peterson is entitled to receive any earned but unpaid salary and any accrued but unpaid benefits.

Under Mr. Peterson’s agreement, “change of control” means the sale (in a single transaction or a series of related transactions) of the Company to any person (other than our sponsor) pursuant to which such person acquires (i) all or substantially all of the assets of the Company and all of its wholly-owned subsidiaries, determined on a consolidated basis, or (ii) a majority of the then outstanding shares of the Company’s common stock (whether by merger, consolidation, sale or transfer of shares, reorganization, recapitalization or otherwise); provided that Mr. Peterson provides written notice, within 180 days of the change of control, of his intention to terminate his employment.

Under Mr. Peterson’s agreement, “cause” means: (i) the commission of a felony (or a crime involving moral turpitude); (ii) the theft, conversion, embezzlement or misappropriation of funds or other assets of the Company or any of its affiliates or any other act of fraud or dishonesty with respect to the Company or any of its affiliates (including acceptance of any bribes or kickbacks or other acts of self-dealing); (iii) intentional, grossly negligent, or unlawful misconduct which causes harm or embarrassment to the Company or any of its affiliates or exposes the Company or any of its affiliates to a substantial risk of harm or embarrassment; (iv) the violation of any law regarding employment discrimination or sexual harassment; (v) the failure to comply with any material policy generally applicable to Company employees, which failure is not cured within 30 days after notice to the executive; (vi) the repeated failure to follow the reasonable directives of the Chief Executive Officer or the board of directors, which failure is not cured within 30 days after notice to executive; (vii) the unauthorized dissemination of confidential information in violation of the employment agreement; (viii) any material misrepresentation or materially misleading omission in any resume or other information regarding executive (including work experience, academic credentials, professional affiliations or absence of criminal record) provided by or on behalf of executive; (ix) the Company’s discovery that, prior to executive’s employment with the Company, executive engaged in conduct of the type described in clauses (i) through (iv) above; or (x) any other material breach by executive of this Agreement that is not cured within 30 days after notice to executive.

Under Mr. Peterson’s employment agreement, “significant diminution of duties” means the assignment to Mr. Peterson of any duties or responsibilities materially inconsistent with his position and title, or a material reduction in Mr. Peterson’s responsibilities and authority, except in connection with the termination of Mr. Peterson’s employment for cause, disability or death.

Post-Termination Payments Payable to René van der Salm

Subsequent to fiscal 2011, the Company entered into an employment agreement with Mr. van der Salm. Under the terms of Mr. van der Salm’s employment agreement, if we terminate Mr. van der Salm’s employment other than for “cause,” then Mr. van der Salm is entitled to receive any earned but unpaid salary, any accrued but unpaid bonus and benefits, and, provided that no grounds for termination for “cause” existed at the time of such termination, the continuation of such executive’s base salary for twelve months. In addition, if Mr. van der Salm terminates his employment due to a “change of control” or “significant diminution of duties,” or if we terminate his employment other than for “cause” (as such terms are defined in his employment agreement), Mr. van der Salm will receive a bonus for the current fiscal year, based on actual financial results and prorated for the period in the year in which Mr. van der Salm performs services for the Company. Please see the description of Mr. Peterson’s post-termination payments for the definitions of “cause,” “change of control” and “significant diminution of duties” applicable to Mr. van der Salm.

Acceleration of Equity

In the event of any merger, consolidation, reorganization or liquidation of the Company or other similar transaction or in the event of a sale of the Company, the board of directors, in its discretion, may (i) require outstanding options to be surrendered by the participant and to be immediately cancelled, and to provide for the participant to receive a cash payment in an amount equal to the number of our shares then subject to the option, whether vested or unvested, multiplied by the excess, if any, of the fair market value of a share of our common stock as of the date of the transaction, over the exercise price; (ii) require that the option be assumed, or an equivalent option substituted, by the acquiring entity or its parent; (iii) require that the exercisable portion of an option be exercised by the participant within a specified period preceding the transaction; or (iv) provide that all or a portion of any option become exercisable or vested immediately prior to the transaction. Pursuant to the outstanding stock option agreements, all outstanding option awards vested and became exercisable immediately prior to the completion of the IPO. Assuming that a sale of the Company occurred as of March 31, 2011 and the board of directors exercised its discretion to require that all outstanding options be surrendered and for the holder of such options to receive a cash payment equal to the number of shares subject to the option multiplied by the excess, if any, of the fair market value per share over the exercise price, Messrs. Bingham, Alexander, Peterson and van der Salm each would have received equity values with respect to the vesting of options of approximately $1,510,000, $1,510,000, $755,000 and $1,260,000, respectively. For purposes of this calculation, the Company estimated the fair market value of a share of common stock to be equal to $9.82, representing the fair market value determined as of March 1, 2011.

As noted above, all outstanding option awards under the 2010 Equity Plan vested and became exercisable immediately prior to the completion of the IPO.

Compensation of Directors

We do not pay our employee directors for services as directors. All of our directors are reimbursed for their reasonable expenses, if any, of attendance at meetings of the board of directors or a committee of the board of directors.

Our board of directors was comprised of the following non-employee directors during fiscal 2011: Mark Burdick, Donald G. Bramley, Oliver C. Ewald, Steven R. Loose and John J. Mitchell, each of whom resigned upon the closing of the CHS Transactions on April 30, 2010, and James A. Cooper, Marcus J. George, Richard E. Goodrich, Daniel J. Hennessy, Brian P. Simmons and Charles A. Sorrentino, each of whom served as a director since the closing of the CHS Transactions. Michael W. Press and Stephen A. Snider became directors subsequent to the completion of our IPO in fiscal 2012.

Mr. Bramley, Mr. Loose and Mr. Ewald were managing directors of the Audax Group and Mr. Mitchell was a principal of the Audax Group. Pursuant to the terms of the Audax management services agreement (which is no longer in effect), we paid $62,500 in management fees and $16,642 for reimbursement out-of-pocket expenses to an affiliate of the Audax Group in fiscal 2011. Affiliates of the Audax Group rendered the following services to us in consideration for the aforementioned management fees: financial and strategic planning and analysis, consulting services, advice in connection with our operations, advice in connection with the negotiation of financing from banks or other financial institutions and advice and assistance in connection with the identification, negotiation and consummation of potential recapitalizations, restructurings, financings, refinancing, mergers, acquisitions, consolidations and dispositions.

Mr. Simmons is a managing partner of CHS, Messrs. George and Hennessy are partners of CHS, and Mr. Cooper is a managing principal of TSCP. Pursuant to the management services agreement, during fiscal 2011, we paid management fees and expense reimbursements of $1.2 million to CHS, and $1.0 million and $13,000 to TSCP as a prepayment for management fees payable and expense reimbursements, respectively. CHS and TSCP and their respective affiliates rendered various services to us in consideration for the aforementioned management fees. In connection with the IPO, the services to be provided by our sponsors, and the management fees payable in connection therewith, were terminated and the sponsors received a one-time cash termination fee in the aggregate amount of $7.4 million. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Transaction Fee and Management Fee.”

During fiscal 2011, we paid Messrs. Sorrentino and Goodrich, our non-employee directors who are not affiliated with our sponsors, (i) $1,500 per meeting for attendance at in-person meetings of the board of directors and $750 per meeting for participation in telephonic meetings of the board of directors, (ii) $1,000 per meeting for attendance at in-person meetings of the committees of the board of directors and $500 per meeting for participation in telephonic meetings of the of committees of the board of directors, (iii) an annual retainer of $25,000, payable quarterly, for serving as a member of the board of directors and (iv) an annual retainer of $5,000, payable quarterly, for serving as a member or chairman of any committee of the board of directors. In addition, Messrs. Sorrentino and Goodrich are eligible to participate in our stock option plan, and on October 27, 2010, the board of directors granted to each of Messrs. Sorrentino and Goodrich options to purchase 16,358 shares of our common stock. Messrs. Sorrentino and Goodrich also were granted an opportunity to invest directly in our common stock. On October 18, 2010, Mr. Sorrentino purchased 28,869 shares of our common stock for $150,000 in cash and on December 20, 2010, Mr. Goodrich purchased 19,246 shares of our common stock for $100,000 in cash.

Based on the advice of Longnecker & Associates, an independent compensation consultant, effective at the completion of the IPO, the non-employee director compensation changed as follows: (i) the annual retainer fee increased from $25,000 to $35,000; (ii) the annual retainer fee for service as the audit committee chair increased from $5,000 to $10,000; (iii) the annual retainer fee for service as the compensation committee chair increases from $5,000 to $7,500; (iv) the annual retainer fee for service as the nominating and corporate governance committee chair increased from $5,000 to $7,500; (v) the non-executive chairman of our board of directors will receive an additional retainer fee of $52,500 per year; and (vi) non-employee directors will receive an annual equity grant with a grant date fair value equal to $45,000.  On June 8, 2011, the compensation committee granted 3,784 shares of restricted stock to each non-employee director.  The restricted stock grants vest in two equal installments beginning on June 8, 2012.

The following table provides information regarding the compensation of our non-employee and non-affiliated directors for fiscal 2011.

2011 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Charles A. Sorrentino	36,333	40,407	76,740
Richard E. Goodrich	38,332	40,407	78,739

(1)    The amounts in this column represent the value of options granted by our board of directors on October 27, 2010. The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, which we refer to as FASB ASC Topic 718. We used a Black-Scholes option pricing model to estimate the aggregate grant date fair value of the options granted. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility is based on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term and we used a dividend yield of zero. Please see Note 14 to the consolidated financial statements of TGH for the fiscal year ended March 31, 2011, included elsewhere in this annual report, for a discussion of the relevant assumptions used in calculating these amounts. As of March 31, 2011, each of Messrs. Sorrentino and Goodrich had 16,358 outstanding stock option awards.

Compensation Committee Interlocks and Insider Participation

On July 28, 2010, we established our compensation committee, and its initial members were Charles A. Sorrentino (Chair), Daniel J. Hennessy and Brian P. Simmons.  Messrs. Hennessy and Simmons resigned as directors and members of the compensation committee upon completion of the IPO.  Messrs. Hennessy and Simmons are partners of CHS, one of our sponsors.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or our predecessor’s board of managers. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or of our predecessor’s board of managers.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the compensation discussion and analysis (“CD&A”) contained in Item 11, “Executive Compensation” of this annual report.  Based on the compensation committee’s review of the CD&A and the compensation committee’s discussions of the CD&A with management, the compensation committee recommended to the board of directors (and our board of directors has approved) that the CD&A be included in this annual report.

Submitted by the Compensation Committee of the Board of Directors

Stephen A. Snider (Chair)

Richard E. Goodrich

Michael W. Press

Charles A. Sorrentino

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Beneficially Owned by Executive Officers, Directors and Our Largest Stockholders

The following table sets forth the beneficial ownership of shares of our common stock at June 13, 2011 by each of our directors and executive officers, individually and as a group, and each person known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC, which generally provide that a person is the beneficial owner of securities if such person has or shares voting or investment power with respect to the securities or has the right to acquire such powers within 60 days.  Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the respective person or group holding such options but are not outstanding for computing the percentage of any other person or group. The percentage of beneficial ownership for the following table is based on 29,523,641 shares of common stock outstanding, plus options currently exercisable or exercisable within 60 days of June 13, 2011 held by any executive officer or director included in the group for which percentage ownership has been calculated.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Unless otherwise indicated, the address for each listed stockholder is: c/o Thermon Group Holdings, Inc., 100 Thermon Drive, San Marcos, Texas 78666.

Each of our directors and executive officers and five percent stockholders is party to the Securityholder Agreement, which sets forth certain significant provisions relating to, among other things, the voting of shares in elections of directors and restrictions on transfers or dispositions of shares in the open market, as described more fully in Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Securityholder Agreement.”

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders:
CHS Private Equity V LP(1)	9,556,793	32.4%
Thompson Street Capital Partners II, L.P.(2)	3,316,673	11.2%
Crown Investment Series LLC—Series 4(3)	2,766,589	9.4%
Star Investment Series LLC—Series 1(4)	97,818	*
Executive Officers and Directors:
George P. Alexander(5)(6)	708,442	2.3%
Rodney Bingham(6)	711,519	2.3%
Jay Peterson(7)	190,533	*
René van der Salm(8)	429,567	1.4%
James A. Cooper(9)	3,316,673	11.2%
Marcus J. George(10)	9,556,793	32.4%
Richard E. Goodrich(11)	35,604	*
Michael W. Press	—	—
Stephen A. Snider	—	—
Charles A. Sorrentino(11)	45,227	*
All executive officers and directors as a group (10 persons)(12)	14,994,358	48.9%

*              Less than 1% of our outstanding common stock

(1)          As of June 13, 2011, CHS Private Equity V LP holds 9,552,017 shares and CHS Associates V, an entity related to CHS, holds 4,776 shares. The Investment Committee of CHS exercises sole voting and dispositive powers with respect to the shares of the Company held by both CHS Private Equity V LP and CHS Associates V. The members of the Investment Committee are Andrew W. Code, Brian P. Simmons, Daniel J. Hennessy, Thomas J. Formolo, David O. Hawkins, Richard A. Lobo and Steven R. Brown, who we collectively refer to as the Investment Committee Members. Each of the Investment Committee Members disclaims beneficial ownership of the shares of the Company held by CHS Private Equity V LP and CHS Associates V, except to the extent of a pecuniary interest therein. The address of each of the Investment Committee Members is c/o CHS Capital LLC, 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions” for a discussion of other material relationships with the Company.

(2)           Thompson Street Capital II GP, L.P. is the general partner of Thompson Street Capital Partners II, L.P. Thompson Street Capital LLC is the general partner of Thompson Street Capital II GP, L.P. Mr. James A. Cooper is the sole member of Thompson Street Capital LLC. Each of Thompson Street Capital II GP, L.P., Thompson Street Capital LLC, and Mr. Cooper may be deemed to share beneficial ownership of any shares beneficially owned by Thompson Street Capital Partners II, L.P., but each disclaims such beneficial ownership except to the extent of a pecuniary interest therein. The address of each of the entities listed in this footnote and Mr. Cooper is c/o Thompson Street Capital LLC, 120 South Central Avenue, Suite 600, Saint Louis, Missouri 63105. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions” for a discussion of other material relationships with the Company.

(3)           Longview Asset Management LLC, which we refer to as Longview, is the manager of Crown Investment Series LLC—Series 4, which we refer to as Crown, and holds voting power and investment power over the shares of stock held by Crown. Mr. James A. Star is the President of Longview. Each of Mr. Star and Longview disclaims beneficial ownership of the shares of the Company held by Crown, except to the extent of a pecuniary interest therein. The address of each of Mr. Star and Longview is c/o Crown Investment Series LLC, 222 North LaSalle Street, Chicago, Illinois 60601. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions” for a discussion of other material relationships with the Company.

(4)           Mr. James A. Star exercises sole voting and dispositive powers with respect to the shares of the Company held by Star Investment Series LLC—Series 1.

(5)           Includes 95,460 shares owned by the Bridget Alexander Trust, which is for the benefit of spouse Bridget Alexander, 95,460 shares owned by the George Alexander Trust, which is for the benefit of George Alexander, and 95,460 shares owned by spouse Bridget Alexander.

(6)           Includes 326,602 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of June 13, 2011.

(7)           Includes 190,533 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of June 13, 2011.

(8)           Includes 272,521 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of June 13, 2011.

(9)           Shares are owned by Thompson Street Capital Partners II, L.P., of which Mr. Cooper is a managing partner. Mr. Cooper may be deemed to share beneficial ownership of such shares with Thompson Street Capital II GP, L.P. and Thompson Street Capital LLC, but each disclaims such beneficial ownership except to the extent of a pecuniary interest therein.

(10)         Shares are owned by CHS Private Equity V LP and CHS Associates V. Mr. George is a partner of CHS Capital LLC, an affiliate of CHS Private Equity V LP and CHS Associates V. Mr. George disclaims beneficial ownership of such shares except to the extent of a pecuniary interest therein.

(11)         Includes 16,358 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of June 13, 2011.

(12)         Includes shares for which Messrs. Cooper and George have disclaimed beneficial ownership. See notes 9 and 10 above.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2011.  Specifically, the table provides information regarding our 2010 Equity Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	—	—	—
Equity plans not approved by security holders(3)	2,757,524	$5.38	0
Total	2,757,524	$5.38	0

(1)           Excludes securities reflected in the column entitled “Number of securities to be issued upon exercise of outstanding options.”

(2)           Subsequent to March 31, 2011 but prior to the completion of the IPO, the board of directors and stockholders of TGH approved the LTIP.  In May 2011, the compensation committee of TGH granted options to purchase an aggregate of 117,600 shares of TGH common stock to our executive officers and certain other employees.  Following the May 2011 option grants, 2,775,741 shares remain available for future issuances under the LTIP.

(3)           Consists of the 2010 Equity Plan, which was approved by TGH’s board of directors on July 28, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Audax Management Fee

Upon the closing of the Audax Transaction, we entered into a management services agreement with an affiliate of the Audax Group pursuant to which said affiliate provided management and consulting services and financial and other advisory services. Pursuant to such agreement, we paid to an affiliate of the Audax Group management fees and expense reimbursement in the amount of $79,142 and a transaction success fee in connection with the CHS Transactions to an affiliate of the Audax Group in an aggregate amount of $4,715,640 in the one month ended April 30, 2010.

CHS Transactions

On April 30, 2010, Thermon Holdings, LLC and an investor group led by CHS completed the CHS Transactions. The purchase price was $321.5 million (subject to finalization of a post-closing income tax adjustment and restricted cash payment obligations). The purchase price of the acquisition and related expenses were financed with the proceeds from the issuance of $210.0 million in aggregate principal amount of our senior secured notes and a $129.2 million equity investment by the equity investors.

As the controlling equity holder of Thermon Holdings, LLC, the Audax Group would be deemed the beneficial holder of Thermon Holdings, LLC. At closing of the CHS Transactions, Thermon Holdings, LLC distributed the proceeds received from the CHS Transactions through cash payments to each of its equity holders with respect to his or her equity interests. In addition, certain equity holders reinvested a portion of their acquisition proceeds in exchange for shares of stock in the Company. The following table sets forth, with respect to each of the directors and executive officers of Thermon Holdings, LLC (and related persons) as of the closing of the CHS Transactions set forth below, (i) his or her percentage ownership in Thermon Holdings, LLC prior to the acquisition, (ii) his or her acquisition proceeds received at closing and (iii) the amount of acquisition proceeds he or she reinvested in our common stock:

Name (Relationship with Thermon Holdings, LLC)	% Total Ownership Pre- Acquisition(1)	Proceeds Received ($)(2)	Reinvestment in Our Common Stock($)(3)
Mark Burdick (Director)	5.3%	$9,800,306	$2,200,000
Richard L. Burdick (Father of Mark Burdick)	2.1%	$3,920,122	$739,000
Rodney Bingham (President and Chief Executive Officer, Senior Vice President, Western Hemisphere)	3.2%	$7,577,636	$2,000,000
George Alexander (Senior Vice President, Eastern Hemisphere)	1.1%	$3,712,893	$496,000
David Ralph (Senior Vice President, Finance)	1.9%	$4,471,504	$544,000
Richard Hageman (Senior Vice President, Marketing and Technology)	0.8%	$2,356,441	$131,000
René van der Salm (Senior Vice President, Operations)	0.6%	$1,925,705	$816,000
Richard Burdick (Son of Mark Burdick)	0.1%	$196,006	$133,000
Bridget Alexander (Wife of George Alexander)	0.7%	$1,257,497	$496,000
George Alexander Trust (for the benefit of George Alexander)	1.7%	$3,064,615	$496,000
Bridget Alexander Trust (as successor in interest to the GA 2008 Grantor Retained Annuity Trust) (for the benefit of Bridget Alexander)	1.2%	$2,278,446	$496,000
Andy Russell (Son-in-law of Richard Hageman)	0.1%	$196,008	$123,000

(1)           Percent ownership is based on the number of Class A Units of Thermon Holdings, LLC owned prior to the acquisition.

(2)           Reflects pre-tax proceeds received at the closing of the CHS Transactions after deducting all amounts subject to escrow and holdback obligations. Includes the value of the accelerated P Units that vested at the closing of the CHS Transactions. Excludes the interest in a portion of a $5.9 million distribution from the net working capital escrow on September 9, 2010.

(3)           Includes the portion of the proceeds from the vested P Units reinvested into equity of the Company.

In connection with the CHS Transactions, the P Unit program was cancelled and the outstanding P Units held by Messrs. Bingham, Alexander, Hageman, Ralph and van der Salm vested, entitling them to the right to receive cash consideration per P Unit. In addition, a portion of the proceeds from the vested P Units were reinvested into equity of the Company. Messrs. Hageman, Ralph and van der Salm also received transaction-based bonuses. Please see Item 11, “Executive Compensation—Elements of Our Compensation Program—Long-Term Incentives” for more information.

At March 31, 2011, we had estimated remaining income tax adjustment and restricted cash payment obligations in connection with the CHS Transactions of approximately $4.2 million. On September 9, 2010, we paid $2.4 million to Thermon Holdings, LLC in full satisfaction of the post-closing working capital adjustment. We anticipate that the post-closing income tax adjustment will be finalized by the end of June 2011. We currently estimate that the final adjustment amount will be approximately $2.1 million in favor of Thermon Holdings, LLC. Finally, pursuant to the stock purchase agreement governing the CHS Transactions, we are required to pay to Thermon Holdings, LLC, within 30 days after each calendar quarter following the closing of the CHS Transactions, the net amount of cash released to us during such quarterly period that, as of April 30, 2010, had been posted or otherwise used to secure our performance bonds, bank guarantees, letters of credit or similar obligations. In July 2010, October 2010, January 2011 and April 2011, we made restricted cash payments in the amounts of $48,499, $301,549, $115,577and $372,482, respectively, to Thermon Holdings, LLC for the quarters ended June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, respectively, and we currently estimate the aggregate amount of the remaining restricted cash payments will be approximately $1.3 million. We believe that any amount paid to Thermon Holdings, LLC in respect of the post-closing working capital and income tax adjustments or restricted cash payment obligation will be subsequently distributed on a pro rata basis to the equity holders of Thermon Holdings, LLC, including the individuals or entities listed in the above table.

Agreements with Management

Concurrently with the closing of the CHS Transactions, Mr. Bingham and Mr. Alexander entered into employment agreements with the Company. See Item 11, “Executive Compensation—Employment Related Agreements” for more information regarding these employment agreements.

Effective as of July 31, 2010, Mr. Peterson entered into an employment agreement with the Company. See Item 11,”Executive Compensation—Employment-Related Agreements” for more information regarding Mr. Peterson’s employment agreement.

In connection with the IPO, we entered into indemnification agreements with each of our directors and certain officers, including all of our named executive officers. The indemnification agreements and indemnification provisions included in our second amended and restated certificate of incorporation and amended and restated bylaws, to be effective at the completion of the IPO, will require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. For further information, see Item 10, “Directors, Executive Officers and Corporate Governance —Indemnification of Directors and Officers.”

Stock Options

Certain stock option grants to our named executive officers and certain other employees are described in Item 11, “Executive Compensation—Elements of Our Compensation Program—Long-Term Incentives” and Item 11, “Executive Compensation—2011 Long-Term Incentive Plan.” Certain stock option grants to our non-employee directors who are not affiliated with our sponsors are described in Item 10, “Directors, Executive Officers and Corporate Governance—Compensation of Directors.”

Securityholder Agreement

The sponsors and our other existing equity holders are parties to an amended and restated securityholder agreement, which we refer to as the Securityholder Agreement, which sets forth certain significant provisions relating to, among other things, our board of directors, open market transfer restrictions, drag-along rights and registration rights.

Board of directors.  The Securityholder Agreement provides that each of the parties thereto will vote its shares of our common stock and take all other necessary actions to cause our board of directors to include: (i) so long as CHS owns, in the aggregate, capital stock representing 5% or more of the outstanding shares of our common stock, one director designated by CHS and (ii) until the earlier of the first anniversary of the listing date of our common stock with the NYSE and the date on which TSCP owns, in the aggregate, capital stock representing less than 5% of the outstanding shares of our common stock, one director designated by TSCP. CHS and TSCP have the right to remove at any time, and to fill any vacancy arising from time to time with respect to, their respective designated directors. TSCP has agreed to remove its designated director from our board of directors prior to the first anniversary of the listing date of our common stock with the NYSE. In addition, the Securityholder Agreement provides that CHS may, for so long as it owns, in the aggregate, capital stock representing 5% or more of the outstanding shares of our common stock, designate a non-voting observer reasonably acceptable to us to attend any meetings of our board of directors.

Transfer restrictions.  The Securityholder Agreement places certain restrictions on the transfer of our securities in the open market by current and former employee stockholders. Pursuant to the terms of the Securityholder Agreement, the management investors have agreed to limit their sales of our common stock in the open market after the expiration on November 1, 2011 (subject to extension under certain circumstances) of the lock-up agreements entered into with the underwriters of the IPO.  The provisions of the Securityholder Agreement effectively limit the aggregate number of shares of our common stock that may be sold during each calendar quarter by each management investor to 12.5% of the shares of common stock held by such management investor (taking into account any vested options) immediately following the sale of shares pursuant to the partial exercise of the underwriters’ over-allotment option in the IPO on May 26, 2011. These limitations will cease to apply when CHS no longer owns 10% or more of the outstanding shares of our common stock.

Drag-along rights.  In the event that CHS approves a sale of the Company (whether by merger, sale of shares of common stock, sale of substantially all of the assets of the Company and our subsidiaries, or otherwise), all other securityholders must, upon CHS’ request, sell in such transaction the same percentage of their respective shares of common stock as CHS proposes to sell.

Registration Rights

Demand registration rights.  Beginning November 1, 2011 (subject to extension under certain circumstances), the holders of at least a majority of the shares of our common stock that were originally issued to or transferred to CHS (other than those shares sold by CHS in the IPO) may, subject to certain exceptions and conditions, demand registration of part or all of such shares under the Securities Act. Such securityholders shall be entitled to request an unlimited number of demand registrations and to select the managing underwriter for any public offering pursuant to such a demand registration, subject to our reasonable approval; provided, however, that such a registration may not be demanded during the six-month period immediately following the effective date of any long-form registration statement. We may, but not more than once in any 365-day period, defer such a registration for up to six months if it is advised by its counsel that that undertaking such registration would accelerate the disclosure of a material development involving us and we determine in good faith that such disclosure is not in our best interests.

Piggyback registration rights.  If, at any time, we determine (or are required as a result of a demand registration) to file a registration statement with the SEC covering any shares of our common stock, other than shares of common stock or other securities that are issuable in an offering to our officers or employees pursuant to an employee benefit plan or in connection with the acquisition of a business, each securityholder will have the right to request that we include their shares of common stock in any such registration statement, subject to specified limitations.

Cutback.  In connection with the above demand and piggyback registrations, the managing underwriters may limit, including entirely, the number of shares offered for marketing reasons. In such case, the shares to be included in the registration shall be prioritized in accordance with the terms of the Securityholder Agreement.

Expenses.  We are required to pay the expenses associated with preparing and filing any registration statement in connection with the above demand and piggyback registrations, other than any underwriting discounts and commissions applicable to the sale of shares.

Manager Equity Agreements and Co-Investor Agreement

We and CHS have entered into manager equity agreements with each of our current and former members of management and key employees who made equity investments in us in connection with the CHS Transactions, whom we collectively refer to as the management investors, which agreements set forth additional provisions relating to the ownership of our securities. Pursuant to the manager equity agreements, each management investor will maintain the confidentiality of our confidential or proprietary information obtained as a result of such management investor’s employment and is subject to non-competition and non-solicitation covenants during employment and for a period of two years thereafter. Upon the termination of a management investor’s employment for cause, we will have the option to repurchase any of such management investor’s securities at the lower of cost or the fair market value (as determined in good faith by our board of directors) of such securities. Rodney Bingham, George P. Alexander, René van der Salm, David P. Ralph and Richard Hageman are among the management investors who are party to manager equity agreements.

Transaction Fee and Management Fee

Immediately following the closing of the CHS Transactions, our wholly-owned subsidiary, Thermon Group, Inc., and CHS executed a closing fee agreement, pursuant to which CHS received an aggregate fee of $5.6 million, plus out of pocket expenses incurred in connection with the CHS Transactions. Upon closing of the CHS Transactions, we entered into a management services agreement with the sponsors pursuant to which they have agreed to provide us with management, consulting, financial and other advisory services. Pursuant to such agreement, the sponsors will receive an annual management fee of $2.0 million, in the aggregate, and reimbursement of out of pocket expenses incurred in connection with the provision of such services. At the closing of the CHS Transactions, TSCP was paid $1.0 million as prepayment for the annual management fee payable for the first two years and three months. Pursuant to such agreement, during fiscal 2011, we paid management fees and expense reimbursements of $1.2 million, $252,000 and $13,000 to CHS, Crown and Star Investment Series LLC—Series 1, respectively, and an expense reimbursement of $13,000 to TSCP in addition to its prepaid management fee. The management services agreement includes customary indemnification provisions in favor of the sponsors.

In connection with the IPO, we entered into an agreement with the sponsors to terminate the management and consulting services provided under the management services agreement and to eliminate our obligation to pay any management fees going forward. Pursuant to the terms of such termination agreement, we paid a one-time cash termination fee in the aggregate amount of $7,356,757 (of which $5,032,570 was paid to CHS, $1,159,936 was paid to TSCP, $1,107,906 was paid to Crown and $56,345 was paid to Star Investment Series LLC—Series 1). Our obligations with respect to the indemnification of the sponsors or their respective affiliates and reimbursement of their expenses was not affected by such termination. We financed the payment of the termination and advisory fees from available cash on hand.

Review and Approval of Transactions with Related Persons

We have adopted a Statement of Policy Regarding Transactions with Related Parties, which requires that each director and executive officer promptly advise the chairman of the audit committee of any Related Person Transaction, as defined therein, of which he or she becomes aware in which we are to be a participant, the amount involved exceeds $120,000 and the applicable Related Person had or will have a direct or indirect material interest, and all material facts with respect thereto. The audit committee (or, if determined by the audit committee as advisable, the disinterested members of our board of directors) shall then consider such Related Person Transaction for approval or ratification.

In considering whether to approve or ratify any Related Person Transaction, the audit committee or the disinterested members of our board of directors, as the case may be, shall consider all factors that are relevant to the Related Person Transaction, including, without limitation, the following:

•      the size of the transaction and the amount payable to a Related Person;

•      the nature of the interest of the Related Person in the transaction;

•      whether the transaction may involve a conflict of interest; and

•      whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

No Related Person Transaction will be consummated without the approval or ratification of the audit committee or the disinterested members of the board of directors as described above. It is our policy that no director shall participate in any discussion or approval of a Related Person Transaction for which he or she is a Related Person.

Independence of Directors

Our board of directors considered all relevant facts and circumstances in assessing director independence and affirmatively determined that a majority of its members are independent, namely Richard E. Goodrich, Michael W. Press, Stephen A. Snider and Charles A. Sorrentino, under the rules of the NYSE.  Messrs. Goodrich, Press, Snider and Sorrentino comprise the members of the audit, compensation and nominating and corporate governance committees of our board of directors. There were no transactions, relationships or arrangements with respect to any independent director that required review by our board of directors for purposes of determining director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth fees billed for the audit and other services provided by Ernst & Young LLP during the last two fiscal years (in dollars):

	Year Ended March 31, 2011	Year Ended March 31, 2010
Audit Fees(a)	$637,500	$567,000
Audit-Related Fees(b)	440,000	—
Tax Fees(c)	416,100	674,000
All Other Fees(d)	107,375	250,000
Total	$1,600,975	$1,491,000

(a)

Consist of fees and expenses for integrated audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.

(b)

Consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of financial statements that are not “Audit Fees,” including review of registration statements and preparation of comfort letters and services in connection with THC’s debt exchange offer and TGH’s initial public offering.

(c)

Consist of fees and expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring.

(d)

Consist of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees,” including transaction advisory services rendered in connection with the CHS Transactions.

All services rendered by Ernst & Young LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee. Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors and (iii) to establish the fees and other compensation to be paid to our external auditors. The audit committee has reviewed the external auditors’ fees for audit and non-audit services for fiscal 2011. The audit committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

The audit committee has adopted a policy requiring pre-approval by the audit committee of all services (audit and non-audit) to be provided to us by our independent registered public accounting firm. In accordance with that policy, the audit committee has given its pre-approval for the provision of all audit and review services to be performed by Ernst & Young LLP for fiscal 2012. All other services must be specifically pre-approved by the audit committee or by a member of the audit committee to whom the authority to pre-approve the provision of services has been delegated.

Furthermore, the audit committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items): (i) the auditors’ internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors; (iii) the independence of the external auditors and (iv) the aggregate fees billed by our external auditors for each of the previous two fiscal years.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.               Financial Statements:  Included herein at pages 50 through 128

2.               Financial statement schedules:  None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this annual report.

3.               Exhibits:  See the Exhibit Index following the signature page of this annual report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this annual report is identified in the Exhibit Index by a single asterisk following its exhibit number.

Certain of the agreements included as exhibits to this annual report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•      should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•      have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•      may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•      were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

The registrants acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, they are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this registration statement not misleading.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)

Date: June 20, 2011	By:	/s/ Rodney Bingham
Rodney Bingham
President and Chief Executive Officer

THERMON HOLDING CORP. (registrant)

Date: June 20, 2011	By:	/s/ Rodney Bingham
Rodney Bingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Rodney Bingham	President and Chief Executive Officer (Principal Executive Officer); Director	June 20, 2011
Rodney Bingham

/s/ Jay Peterson	Chief Financial Officer, Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	June 20, 2011
Jay Peterson

/s/ Charles A. Sorrentino	Chairman of the Board	June 20, 2011
Charles A. Sorrentino

/s/ Marcus J. George	Director	June 20, 2011
Marcus J. George

/s/ James A. Cooper	Director	June 20, 2011
James A. Cooper

/s/ Richard E. Goodrich	Director	June 20, 2011
Richard E. Goodrich

/s/ Michael W. Press	Director	June 20, 2011
Michael W. Press

/s/ Stephen A. Snider	Director	June 20, 2011
Stephen A. Snider

EXHIBIT INDEX

Exhibit Numbers	Description
2.1

Stock Purchase Agreement, dated as of March 26, 2010, by and among Thermon Holdings, LLC, Thermon Holding Corp. and Thermon Group, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)**

2.2

First Amendment to the Stock Purchase Agreement, dated as of April 28, 2010, by and among Thermon Holdings, LLC, Thermon Holding Corp. and Thermon Group, Inc. (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)**

2.3

Amendment to the Stock Purchase Agreement, dated as of July 12, 2010, by and among Thermon Holdings, LLC, Thermon Holding Corp. and Thermon Group, Inc. (incorporated by reference to Exhibit 2.3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)**

2.4

Agreement and Plan of Merger, dated as of April 30, 2010, among Thermon Finance, Inc. and Thermon Industries, Inc. (incorporated by reference to Exhibit 2.4 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)**

2.5

Form of Certificate of Ownership and Merger merging Thermon Group, Inc. with and into Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

3.1

Second Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of May 10, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 13, 2011)

3.2	Amended and Restated Bylaws of Thermon Group Holdings, Inc., effective as of May 10, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 13, 2011)
3.3

Amended and Restated Certificate of Incorporation of Thermon Holding Corp. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

3.4

Bylaws of Thermon Holding Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010 )

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

4.2

Indenture, dated as of April 30, 2010, between Thermon Finance, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

4.3

First Supplemental Indenture, dated as of April 30, 2010, among Thermon Industries, Inc. (as successor by merger to Thermon Finance, Inc.), as issuer, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

4.4

Form of 9.500% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)

Exhibit Numbers	Description
10.1

Credit Agreement, dated as of April 30, 2010, among Thermon Industries, Inc., Thermon Canada Inc., the other parties thereto that are designated as a “credit party” therein (including Thermon Holding Corp.), General Electric Capital Corporation, as US agent for the several financial institutions from time to time party thereto with a US revolving loan commitment and for itself as a US lender (including as US swingline lender), GE Canada Holding Finance Company, as Canadian agent for the several financial institutions from time to time party thereto with a Canadian revolving loan commitment, Bank of Montreal, as documentation agent for the lenders and for itself as a lender, and KeyBank National Association, as syndication agent for the lenders and for itself as a lender, and such other lenders party thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)***

10.2

First Amendment to Credit Agreement, dated as of November 30, 2010, among Thermon Industries, Inc., Thermon Canada Inc., the other parties thereto that are designated as a “credit party” therein, General Electric Capital Corporation, as US agent and a lender, GE Canada Holding Financing Company, as Canadian agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on December 13, 2010)

10.3

Second Amendment to Credit Agreement, dated as of April 12, 2011, among Thermon Industries, Inc., Thermon Canada Inc., the other parties thereto that are designated as a “credit party” therein, General Electric Capital Corporation, as US agent and a lender, GE Canada Holding Financing Company, as Canadian agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.4

First Lien Guaranty and Security Agreement, dated as of April 30, 2010, among Thermon Industries, Inc., the other U.S. Credit Parties named therein and General Electric Capital Corporation, as U.S. agent (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on September 29, 2010)

10.5

Second Lien Security Agreement, dated as of April 30, 2010, among Thermon Industries, Inc. (as successor by merger to Thermon Finance, Inc.), the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on September 29, 2010)

10.6

Intercreditor Agreement, dated as of April 30, 2010, between General Electric Capital Corporation, as the first lien agent, and The Bank of New York Mellon Trust Company, N.A., as the second lien agent, and acknowledged by Thermon Industries, Inc. (as successor by merger to Thermon Finance, Inc.) and the guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.7

Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc., and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.8

Management Services Agreement, dated as of April 30, 2010, among Thermon Industries, Inc., CHS Management V LP, Thompson Street Capital Manager LLC, Crown Investment Series LLC—Series 4, Star Investment Series LLC—Series 1 (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.9

Closing Fee Agreement, dated as of April 30, 2010, between Thermon Group, Inc. and CHS Management V LP (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on September 29, 2010)

10.10

Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)*

Exhibit Numbers	Description
10.11

Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)*

10.12

Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)*

10.13

Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on April 8, 2011 (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.14

Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.15	Form of Non-Employee Director Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan*
10.16

Amended and Restated Employment Agreement, effective as of April 1, 2011, between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.17

Amended and Restated Employment Agreement, effective as of April 1, 2011, between George P. Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.18

Amended and Restated Employment Agreement, effective as of April 1, 2011, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.19

Employment Agreement, effective as of April 1, 2011, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.20

Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on February 2, 2011)*

10.21

Co-Investor Letter Agreement dated April 30, 2010 among CHS Private Equity V LP, Thompson Street Capital Partners II, L.P., Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on February 2, 2011)*

10.22

Form of Transaction Bonus Agreement between Thermon Holdings, LLC. and certain officers and employees of Thermon Holdings, LLC and its subsidiaries (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on February 2, 2011)*

10.23

Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)*

10.24

Form of Termination Agreement among Thermon Industries, Inc., CHS Management V LP, Thompson Street Capital Manager LLC, Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 relating to Management Services Agreement dated April 30, 2010 (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

Exhibit Numbers	Description
10.25

Form of Amendment No. 1 to Amended and Restated Securityholder Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, CHS Associates V, Thompson Street Capital Partners II, L.P., Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

10.26

Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

12.1	Statement regarding computation of ratio of earnings to fixed charges for Thermon Group Holdings, Inc.
12.2	Statement regarding computation of ratio of earnings to fixed charges for Thermon Holding Corp.
21.1	Subsidiaries of Thermon Group Holdings, Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of MNP LLP
23.3	Consent of Bell Partners
23.4	Consent of Shanghai JiaLiang CPAs
31.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Management contract and compensatory plan or arrangement

**                                  The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

***                           Portions of the exhibit have been omitted pursuant to an order granting confidential treatment from the SEC. Such omitted portions have been furnished supplementally to the SEC.