Form 10-Q
period 2011-06-30
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2011-08-12
CIK 1489096, 1497822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35159 (Thermon Group Holdings, Inc.)

Commission File Number: 333-168915-05 (Thermon Holding Corp.)

THERMON GROUP HOLDINGS, INC.

THERMON HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware (Thermon Group Holdings, Inc.) Delaware (Thermon Holding Corp.)	27-2228185 (Thermon Group Holdings, Inc.) 26-0249310 (Thermon Holding Corp.)
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Thermon Drive, San Marcos, Texas 78666
(Address of principal executive offices)

(512) 396-5801

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Thermon Group Holdings, Inc. ☒ Yes ☐ No	Thermon Holding Corp. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Thermon Group Holdings, Inc. ☒ Yes ☐ No	Thermon Holding Corp. ☐ Yes ☐ No

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

As of August 8, 2011, each registrant had the following number of shares of common stock outstanding:

Thermon Group Holdings, Inc.:  29,523,641 shares, par value $0.001 per share

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share.  Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

Thermon Holding Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXPLANATORY NOTE

This quarterly report (“this quarterly report”) combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2011 of Thermon Group Holdings, Inc. and Thermon Holding Corp.

Unless stated otherwise or the context otherwise requires, references in this quarterly report to:

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

We believe combining the Quarterly Reports on Form 10-Q of TGH and THC into this single report provides the following benefits:

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

In order to highlight the differences between TGH and THC, there are sections in this quarterly report that separately discuss TGH and THC, including separate financial statements and notes thereto and separate Exhibit 31 and Exhibit 32 certifications.  In the sections that combine disclosure for TGH and THC (i.e., where the disclosure refers to the consolidated company), this quarterly report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, means the actions or holdings of TGH and THC and their respective subsidiaries, as one consolidated company.

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

Unless stated otherwise or the context otherwise requires, all information in this quarterly report gives effect to and assumes the occurrence of the foregoing actions.

THERMON GROUP HOLDINGS, INC. and THERMON HOLDING CORP. (Combined)

QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Thermon Group Holdings, Inc. and its Consolidated Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011	1
Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 (“Successor”), the period from May 1, 2010 to June 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”).	2
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 (“Successor”), the period from May 1, 2010 to June 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”).	3
Notes to Condensed Consolidated Financial Statements	4
Item 1. (continued) Financial Statements (Unaudited)
Thermon Holding Corp. and its Consolidated Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011	15
Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 (“Successor”), the period from May 1, 2010 to June 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”).	16
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 (“Successor”), the period from May 1, 2010 to June 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”).	17
Notes to Condensed Consolidated Financial Statements	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 5. Other Information	53
Item 6. Exhibits	53
SIGNATURE	54
EXHIBIT INDEX	55
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-31.3
EX-31.4

i

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements of Thermon Group Holdings, Inc.

 Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2011 (Unaudited)	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$31,604	$51,266
Accounts receivable, net of allowance for doubtful accounts of $1,473 and $1,487 as of June 30, 2011 and March 31, 2011, respectively	45,893	40,013
Inventories, net	34,317	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	1,816	2,063
Income taxes receivable	7,824	2,462
Prepaid expenses and other current assets	6,882	7,633
Deferred income taxes	1,342	2,779
Total current assets	129,678	137,334

Property, plant and equipment, net	23,098	21,686
Goodwill	121,522	120,750
Intangible assets, net	157,013	159,056
Debt issuance costs, net	9,258	11,573
Other noncurrent assets	—	633
	$440,569	$451,032

Liabilities and shareholder’s/members’ equity
Current liabilities:
Accounts payable	$20,548	$18,573
Accrued liabilities	18,319	28,972
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	—	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	431	1,110
Income taxes payable	—	7,934
Obligations due to settle the CHS Transaction	3,841	4,213
Total current liabilities	43,139	83,865
Long-term debt, net of current maturities	168,000	189,000
Deferred income taxes	49,592	49,809
Other noncurrent liabilities	1,865	1,826

Common stock, 29,523,641 at June 30, 2011 and 24,933,407 at March 31, 2011, shares issued and outstanding $.001 par value, 150,000,000 authorized	30	25
Preferred stock, no shares issued and outstanding $.001 par value, 10,000,000 authorized	—	—
Additional paid in capital	186,422	131,416
Foreign currency translation adjustment	11,426	10,031
Accumulated deficit	(19,905)	(14,940)
Shareholders’ equity	177,973	126,532
	$440,569	$451,032

See accompanying notes.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months	For the Period From May 1,	For the Period From April 1, Through
	Ended June 30, 2011	Through June 30, 2010	April 30, 2010
	(Successor)	(Successor)	(Predecessor)

Sales	$64,618	$37,513	$13,063
Cost of sales	32,629	25,343	6,447
Gross profit	31,989	12,170	6,616
Operating expenses:
Marketing, general and administrative and engineering	29,616	8,550	4,263
Amortization of other intangible assets	2,885	5,126	215
Income (loss) from operations	(512)	(1,506)	2,138
Other income/(expenses):
Interest income	91	1	7
Interest expense	(6,790)	(5,845)	(6,229)
Loss on retirement of debt	(630)	—	—
Success fees to owners related to the CHS Transaction	—	(3,022)	(4,716)
Miscellaneous expense	(14)	(2,700)	(8,901)
Loss before provision for income taxes	(7,855)	(13,072)	(17,701)
Income taxes benefit	2,889	899	17,434
Net loss	$(4,966)	$(12,173)	$(267)
Loss per common share:
Basic	$(0.18)	$(0.49)	$(5.11)
Diluted	$(0.18)	$(0.49)	$(5.11)
Weighted-average shares used in computing net loss per common share:
Basic	27,738,534	24,900,332	52,253
Diluted	27,738,534	24,900,332	52,253

See accompanying notes.

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2011	For the Period From May 1, Through June 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Operating activities
Net loss	$(4,966)	$(12,173)	$(267)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,946	10,517	392
Amortization of debt costs	2,315	2,346	2,586
Stock compensation expense	6,341	—	—
Provision (benefit) for deferred income taxes	753	(3,029)	(15,122)
Changes in operating assets and liabilities:
Accounts receivable	(5,470)	(5,167)	1,365
Inventories	(2,927)	849	(1,719)
Costs and estimated earnings and billings on construction contracts	(366)	(375)	34
Other current and noncurrent assets	2,329	(2,061)	(3,151)
Accounts payable	1,948	3,280	825
Accrued liabilities and noncurrent liabilities	(10,605)	3,464	9,515
Income taxes payable	(13,676)	(1,054)	(860)
Net cash used in operating activities	(20,378)	(3,403)	(6,402)

Investing activities
Purchases of property, plant and equipment	(2,379)	(777)	(97)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(372)	(311,448)	—
Other investing activities	—	(1,081)	(1,397)
Net cash used in investing activities	(2,751)	(313,306)	(1,494)

Financing activities
Proceeds from senior secured notes	—	210,000	—
Payments on senior secured notes	(42,000)	—	—
Proceeds from revolving line of credit	—	4,204	—
Payments on revolving lines of credit and long-term debt	(2,063)	(1,453)	(19,385)
Capital contributions	48,669	129,252	—
Premiums paid on redemption of senior secured notes	(1,260)	—	—
Debt issuance costs	—	(15,473)	—
Net cash provided by (used in) financing activities	3,346	326,530	(19,385)

Effect of exchange rate changes on cash and cash equivalents	121	(913)	(14)

Change in cash and cash equivalents	(19,662)	8,908	(27,295)
Cash and cash equivalents at beginning of period	51,266	—	30,147
Cash and cash equivalents at end of period	$31,604	$8,908	$2,852

See accompanying notes.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

1. Basis of Presentation

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC  (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,200 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc.(“TGH”) and its direct and indirect subsidiaries are referred to collectively as “we”,”our”, the “Company” or “Successor” herein.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors”.

In the CHS Transactions, the senior secured notes were issued by Thermon Finance, Inc., which immediately after the closing of the CHS Transactions was merged into our wholly-owned subsidiary Thermon Industries, Inc.

The CHS Transactions were accounted for as a purchase combination. The purchase price was allocated to the assets acquired based on their estimated fair values, and liabilities assumed were recorded based upon their actual value. While the Company takes responsibility for the allocation of assets acquired and liabilities assumed, it consulted with an independent third party to assist with the appraisal process.

Pushdown accounting was employed to reflect the purchase price paid by our new owner.

We have prepared our consolidated financial statements as if Thermon Group Holdings, Inc. had been in existence throughout all relevant periods. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance. The CHS Transactions which closed on April 30, 2010, resulted in the liquidation of the equity balances that belonged to the previous owner.  Accordingly, the consolidated statement of operations and cash flows are reported separately for the period from April 1, 2010 to April 30, 2010 for the (“Predecessor”).  The settlement of equity balances and associated transaction expenses of the Predecessor are reported in the Period from April 1, 2010 to April 30, 2010.

In May 2011, Thermon Group Holdings, Inc. completed its initial public offering (“IPO”) of common shares in which it issued 4,575,098 new common shares and received net proceeds of $48,669, net of underwriting discounts and commissions and estimated offering expenses. Refer to Note 13, “Shareholders’ Equity”.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2011. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2011 and March 31, 2011, and the results of our operations and the cash flows for the three months ended June 30, 2011, the period from May 1, 2010 to June 30, 2010 and the period from April 1 through April 30, 2010. Operating results for the period from May 1 through June 30, 2010 and for the period from April 1 through April 30, 2010 are not necessarily indicative of the results that may be expected for the three months ending June 30, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.  All dollar and share amounts are presented in thousands, unless otherwise noted.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”)  issued an Accounting Standards Update 2009-13 (“ASU 2009-13”) that amended the accounting rules addressing revenue recognition for multiple- deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU 2009-13 provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update.  The Company adopted this ASU in the three month period ended June 30, 2011 and concluded it did not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB updated FASB ASC 820 that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) roll forward activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted this ASU.  on April 1, 2010 as required and subsequently adopted on April 1, 2011, the update surrounding disclosures on level 3 fair value measurements, and concluded it did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The update does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  The update does not affect how earnings per share is calculated or presented.  The update should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

3. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include options and P units, is computed using the treasury stock method.

The basic and diluted net loss per share calculations are presented below (in thousands, except for per share amounts):

	Successor		Predecessor
	Three Months Ended June 30, 2011	For the period From May 1, 2010 Through June 30, 2010	For the Period From April 1, Through April 30, 2010
Basic net loss per common share
Net loss	$(4,966)	$(12,173)	$(267)
Weighted-average common shares outstanding(1)	27,738,534	24,900,332	52,253
Basic net loss per common share	$(0.18)	$(0.49)	$(5.11)

(1)          As the Company was in a net loss position for each of the periods presented there was no dilutive effect on net loss per common share as the Class P units issued by the predecessor and options issued by the successor are antidilutive. Therefore, both basic and diluted net loss per common share were $(0.18) for the three months ended June 30, 2011, $(0.49) for the period from May 1, 2010 through June 30, 2010 and $(5.11) for the period April 1, 2010 through April 30, 2010.

4. Inventories

Inventories consisted of the following:

	June 30,	March 31,
	2011	2011
Raw materials	$13,183	$9,847
Work in process	1,747	2,307
Finished goods	21,019	20,669
	35,949	32,823
Valuation reserves	(1,632)	(1,705)
Net inventory	$34,317	$31,118

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	March 31,
	2011	2011

Land, buildings and improvements	$13,486	$13,495
Machinery and equipment	6,844	7,378
Office furniture and equipment	2,698	2,595
Construction in process	2,988	—
	26,016	23,468
Accumulated depreciation	(2,918)	(1,782)
	$23,098	$21,686

6.  Intangibles

Intangible assets at June 30, 2011 were related to the CHS Transactions and consisted of the following:

	Net Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at June 30, 2011
Trademarks	$49,403	$—	$49,403
Developed technology	10,721	141	10,580
Customer relationships	97,079	2,680	94,399
Certification	516	—	516
Other	1,337	64	1,273
	$159,056	$2,885	156,171
Currency translation adjustment			842
Total			$157,013

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, and other intangible assets have estimated lives of 20 years, 10 years, and 6 years, respectively. The weighted average useful life for the group is 10 years.

7. Goodwill

The carrying amount of goodwill as of June 30, 2011, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Acquisitions	—
Divestitures	—
Foreign currency translation impact	772
Balance as of June 30, 2011	$121,522

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2012. Goodwill is not deductible for tax purposes.

8. Accrued Liabilities

Accrued current liabilities consisted of the following:

	June 30, 2011	March 31, 2011

Accrued employee compensation and related expenses	$9,565	$9,333
Interest	2,580	9,083
Customer prepayment	2,107	6,866
Warranty reserve	586	1,325
Professional fees	927	774
Compliance costs	55	55
Other	2,499	1,536
Total accrued current liabilities	$18,319	$28,972

9. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,105 in the three months ended June 30, 2011.  In the prior year periods of May 1, to June 30, 2010 and April 1 to April 30, 2010, we paid management fees (both “Successor” and “Predecessor”) of $333 and $79, respectively. Management fees including the termination fee are included as part of Marketing, general and administrative and engineering expense. Additionally, in the prior year periods of May 1, to June 30, 2010 and April 1 to April 30, 2010, we paid success fees to owners (both Successor and Predecessor) of $3,022 and $4,716, respectively.

Included in our Consolidated Balance Sheet is “Obligations due to settle the CHS Transaction” which totaled $3,841 and $4,213 at June 30, 2011 and March 31, 2011, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the sale that was completed on April 30, 2010.  During the three months ended June 30, 2011, we paid $372 to the Predecessor owners for cash amounts that were released during the three month period.  At June 30, 2011, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

10. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,756 USD at June 30, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at June 30, 2011 or March 31, 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,761 USD at June 30, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at June 30, 2011 or March 31, 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $344 USD at June 30, 2011). The facility is collateralized by real estate. The facilities had no loans outstanding as of June 30, 2011 or March 31, 2011.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $556 USD at June 30, 2011).  The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 11, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at June 30, 2011 or March 31, 2011.

11. Long-Term Debt

Long- term debt consisted of the following:

	June 30, 2011	March 31,2011

9.500% Senior Secured Notes, due May 2017	$168,000	$210,000
	168,000	210,000
Less current portion	—	(21,000)
	$168,000	$189,000

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of June 30, 2011, we had $38.2 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates, and no borrowings were outstanding under any such lines of credit at June 30, 2011.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At June 30, 2011, we had no outstanding borrowings under our revolving credit facility. Had there been outstanding borrowings, the interest rate on the facility would have been 5.75%.

Senior secured notes.  As of June 30, 2011, we had $168.0 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $16.0 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes. See Note 19, “Subsequent Events” regarding redemption of notes in August 2011.

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

Information about our long-term debt that is not measured at fair value follows:

	June 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$168,000	$181,000	$210,000	$225,800	Level 2 - Market Approach

Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Other Financial Assets and Liabilities

Financial assets and liabilities with the carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, other current assets, current debt, accounts payable and other current liabilities.

12. Commitments and Contingencies

At June 30, 2011, the Company had in place letter of credit guarantees from banks securing performance obligations of the Company. These arrangements totaled approximately $5,250 and related to certain sales contracts and local lines of credit for which $2,097 is secured by cash deposits. Included in prepaid expenses and other current assets at June 30, 2011 and March 31, 2011, was approximately $2,097 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company is involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believes that adequate reserves have been established for any probable losses. Expenses related to litigation are included in operating income. We do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below.

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Four cases are currently pending. Insurers are defending us in three of the four lawsuits, and we expect that an insurer will defend us in the remaining three matters. Of the concluded suits, there were five cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $450 in estimated settlement of these matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At June 30, 2011, we have not recorded a tax liability reserve related to this matter with the Agency due to its early stages , as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

We can give no assurances we will prevail in any of these matters.

Warranty Reserve— Changes in the Company’s product liability are as follows:

	Three Months Ended June 30, 2011 (Successor)	For the Period From May 1, Through June 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Balance at beginning of period	$1,325	$1,057	$699
Provision for warranties issued	2	104	19
Reclassification of other liabilities	—	—	339
Settlements	(741)	(197)	—
Balance at end of period	$586	$964	$1,057

13. Shareholders’ Equity

In May, 2011, we completed an initial public offering of our common stock. We issued 4,575,098 new common shares for which we received $48,669 after deductions for expenses, underwriting discounts and commissions. The gross offering price was $12.00 per share.   In addition, some of our stockholders participated in the offering and sold a total of 6,074,902 shares at a gross offering price of $12.00 per share, for which they were paid directly.  After completion of the initial public offering and the issuance of 15,136 restricted shares (see note 15, “Stock-Based Compensation Expense”), Thermon Group Holdings had 29,523,641 shares outstanding with 150,000,000 authorized at June 30, 2011.   At June 30, 2011, CHS and two other private equity firms controlled approximately 53.3% of the common stock of Thermon Group Holdings.

Thermon Group Holdings also has  10,000,000 preferred shares authorized with none issued.

14. Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net loss, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. Comprehensive income (loss) for the three month periods ended June 30, 2011 and June 30, 2010, was as follows:

	Three Months Ended June 30, 2011 (Successor)	For the Period From May 1, Through June 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Comprehensive Income (Loss):
Net Loss	$(4,966)	$(12,173)	$(267)
Foreign currency translation gains (losses), net of taxes	1,395	(11,105)	(576)
Total comprehensive loss	$(3,571)	$(23,278)	$(843)

15. Stock-Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the Restricted Stock and Stock Option Plan.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our Restricted Stock and Stock Option Plan became vested and may be exercised.  While options may be exercised, any shares purchased are subject to certain lock-up restrictions regarding their sale which begin to expire 180 days after the IPO.  For the three months ended June 30, 2011, the company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the Restricted Stock and Stock Option Plan.

Options issued during the three months ended June 30, 2011 totaling 117,600 shares, each with an exercise price of $12.00 per share, were granted under our 2011 Long-term Incentive Plan for which stock compensation expense was not accelerated.  They vest ratably over five years with 20% at each anniversary date of the grant.  We valued these options with a Black-Scholes model. Due to the fact that the common stock underlying the options was not publicly traded prior to the IPO, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. Accordingly the assumptions we were an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 3.25% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2012 was $5.99 per share. For the three months ended June 30, 2011, the Company recorded stock-based compensation expense of $23.

During the three months ended June 30, 2011, the Company issued a total of 15,136 shares of restricted stock to members of its board of directors.  The restricted shares vest in one half increments over two years at the anniversary of the grant. While the restricted shares are considered issued for purposes of total common shares outstanding at the time of the grant, they are subject to restrictions on transfer or sale until each anniversary vesting date. We valued the restricted shares at $11.89 per share which was the market closing price at the date of the grant.  We will expense the value of the restricted shares as stock compensation expense ratably over the vesting period unless any portion is forfeited.

16. Miscellaneous Income (Expense)

Miscellaneous income (expense) is as follows:

	Three Months Ended June 30, 2011	For the Period From May 1, Through June 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)

Professional fees and expenses related to CHS Transactions	$—	$(3,073)	$(5,660)
Employee bonus payments paid in connection with CHS Transactions	—	—	(3,545)
Changes in estimates for compliance fees and costs	—	600	—
Other	(14)	(227)	304
Total	$(14)	$(2,700)	$(8,901)

17. Income Taxes

Our anticipated annual effective tax rate of approximately 35.2% has been applied to our consolidated pre-tax loss for the period from April 1, 2011 through June 30, 2011. Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the US and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses.  For the three months ended June 30, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 59.6%. The effective tax rate was higher than the U.S. statutory rate due to deferred taxes released when the outstanding Canadian debt facility was retired.  In each of the three months ended June 30, 2011 and June 30, 2010, the Company recorded approximately $2,889 and $18,333 of income tax benefit on pre-tax losses of approximately $7,855 and $30,773, respectively.

For the period from April 1 through April 30, 2010 of the Predecessor, an income tax benefit of approximately $17,434 was recorded on a pre-tax loss of $17,701. In connection with the CHS Transactions, the Canadian debt facility was repaid releasing a deferred tax liability of $14,945. Without the benefit of the deferred tax reversal related to the Canadian debt facility, the benefit rate amounted to approximately 14.1%. This benefit rate was increased by foreign tax credits and exchange losses associated with repatriated earnings and decreased by the amount of sellers’ expense stemming from the CHS Transactions that is anticipated to be non-deductible.

As of June 30, 2011, we have established a long-term liability for uncertain tax positions in the amount of $1,237 and have recognized no material adjustments to the liability recorded as of March 31, 2011.  All of our unrecognized tax benefits at June 30, 2011 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $26 for the three months ending June 30, 2011, resulting in a cumulative total accrual of $87.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s US federal income tax returns are under exam for the Predecessor’s  tax years ending April 30, 2010 and March 31, 2010, and as of June 30, 2011 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 12, “Commitments and Contingencies”.

18. Geographic Information

We have defined our operating segment based on geographic regions. We sell our products in two geographic regions. Our sales in these regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly we have elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended June 30, 2011	For the Period From May 1, Through June 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Sales by geographic area:
Western hemisphere
United States	$21,095	$11,574	$4,959
Canada	20,836	11,388	3,992
Elsewhere in the western hemisphere	374	195	25
Intercompany sales	17,685	7,093	3,850
	59,990	30,250	12,826
Eastern hemisphere:
Europe	16,513	10,956	2,970
Asia	5,437	3,402	1,117
Intercompany sales	774	196	51
	22,724	14,554	4,138
Eliminations of intercompany sales	(18,096)	(7,291)	(3,901)
	64,618	37,513	13,063
Operating income (loss)
Western hemisphere
United States	$(3,118)	$(1,792)	$1,126
Canada	6,333	341	1,066
Elsewhere in the western hemisphere	117	37	(30)
Eastern hemisphere:
Europe	3,235	(509)	125
Asia	1,026	787	18
Unallocated:
Management fees	(8,105)	(334)	(79)
Other	—	(36)	(88)
	$(512)	$(1,506)	$2,138

19. Subsequent Events

Partial redemption of notes

On July 8, 2011, Thermon Industries, Inc. (a subsidiary of Thermon Group Holdings)(the “Note Issuer”)  called for redemption of a portion of its outstanding 9.500% Senior Secured Notes due 2017.  The Note Issuer will redeem $24,590 aggregate principal amount of the outstanding $168,000 aggregate principal amount of the Notes.  The redemption price of the Notes is 109.5% of the principal amount redeemed, plus accrued and unpaid interest thereon until the redemption date, payable in cash. The redemption date will be August 8, 2011.

Expansion of San Marcos manufacturing facility

On July 27, 2011, during construction of the expansion of our manufacturing facility in San Marcos, Texas, a section of the partially completed steel framework collapsed during erection.  One employee of the erection subcontractor to the general contractor was killed.  There were no Thermon employees on the construction site at the time of the incident.  The cause of the incident is under investigation by OSHA.  Present estimates are that completion of the project will be delayed at least three months until the end of the 2012 fiscal year.  We do not expect significant adverse effects on our ability to produce and ship product as a result of the incident because we had built up inventory in preparation of the manufacturing downtime for the equipment move originally scheduled for October/November 2011.

PART I — FINANCIAL INFORMATION

Item 1(continued) — Financial Statements of Thermon Holding Corp.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2011 (Unaudited)	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$31,604	$51,016
Accounts receivable, net of allowance for doubtful accounts of $1,473 and $1,487 as of June 30, 2011 and March 31, 2011, respectively	45,893	40,013
Inventories, net	34,317	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	1,816	2,063
Income taxes receivable	7,824	2,462
Prepaid expenses and other current assets	6,882	7,633
Deferred income taxes	1,342	2,779
Total current assets	129,678	137,084

Property, plant and equipment, net	23,098	21,686
Goodwill	121,522	120,750
Intangible assets, net	157,013	159,056
Debt issuance costs, net	9,258	11,573
Other noncurrent assets	—	633
	$440,569	$450,782

Liabilities and shareholder’s/members’ equity
Current liabilities:
Accounts payable	$20,548	$18,573
Accrued liabilities	18,319	28,972
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	—	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	431	1,110
Income taxes payable	—	7,934
Obligations due to settle the CHS Transactions	3,841	4,213
Total current liabilities	43,139	83,865
Long-term debt, net of current maturities	168,000	189,000
Deferred income taxes	49,592	49,809
Other noncurrent liabilities	1,865	1,826

Additional paid in capital	186,452	131,191
Foreign currency translation adjustment	11,426	10,031
Accumulated deficit	(19,905)	(14,940)
Shareholder’s equity	177,973	126,282
	$440,569	$450,782

See accompanying notes.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months	For the Period From May 1,	For the Period From April 1, Through
	Ended June 30, 2011	Through June 30, 2010	April 30, 2010
	(Successor)	(Successor)	(Predecessor)

Sales	$64,618	$37,513	$13,063
Cost of sales	32,629	25,343	6,447
Gross profit	31,989	12,170	6,616
Operating expenses:
Marketing, general and administrative and engineering	29,616	8,550	4,263
Amortization of other intangible assets	2,885	5,126	215
Income (loss) from operations	(512)	(1,506)	2,138
Other income/(expenses):
Interest income	91	1	7
Interest expense	(6,790)	(5,845)	(6,229)
Loss on retirement of debt	(630)	—	—
Success fees to owners related to the CHS Transactions	—	(3,022)	(4,716)
Miscellaneous expense	(14)	(2,700)	(8,901)
Loss before provision for income taxes	(7,855)	(13,072)	(17,701)
Income taxes benefit	2,889	899	17,434
Net loss	$(4,966)	$(12,173)	$(267)

See accompanying notes.

Thermon Holding Corp.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2011	For the Period From May 1, Through June 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Operating activities
Net loss	$(4,966)	$(12,173)	$(267)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,946	10,517	392
Amortization of debt costs	2,315	2,346	2,586
Stock compensation expense	6,341	—	—
Provision (benefit) for deferred income taxes	753	(3,029)	(15,122)
Changes in operating assets and liabilities:
Accounts receivable	(5,470)	(5,167)	1,365
Inventories	(2,927)	849	(1,719)
Costs and estimated earnings and billings on construction contracts	(366)	(375)	34
Other current and noncurrent assets	2,329	(2,061)	(3,151)
Accounts payable	1,948	3,280	825
Accrued liabilities and noncurrent liabilities	(10,605)	3,464	9,515
Income taxes payable	(13,676)	(1,054)	(860)
Net cash used in operating activities	(20,378)	(3,403)	(6,402)

Investing activities
Purchases of property, plant and equipment	(2,379)	(777)	(97)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(372)	(311,448)	—
Other investing activities	—	(1,081)	(1,397)
Net cash used in investing activities	(2,751)	(313,306)	(1,494)

Financing activities
Proceeds from senior secured notes	—	210,000	—
Payments on senior secured notes	(42,000)	—	—
Proceeds from revolving line of credit	—	4,204	—
Payments on revolving lines of credit and long-term debt	(2,063)	(1,453)	(19,385)
Capital contributions	—	129,252	—
IPO Proceeds received from Thermon Group Holdings, Inc,	48,919	—	—
Premiums paid on redemption of senior secured notes	(1,260)	—	—
Debt issuance costs	—	(15,473)	—
Net cash provided by (used in) financing activities	3,596	326,530	(19,385)

Effect of exchange rate changes on cash and cash equivalents	121	(913)	(14)

Change in cash and cash equivalents	(19,412)	8,908	(27,295)
Cash and cash equivalents at beginning of period	51,016	—	30,147
Cash and cash equivalents at end of period	$31,604	$8,908	$2,852

See accompanying notes.

Thermon Holding Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)

1. Basis of Presentation

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC  (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,200 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Holding Corp. (“THC”) and its direct and indirect subsidiaries are referred to collectively as “we”,”our”, the “Company” or “Successor” herein.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors”.

In the CHS Transactions, the senior secured notes were issued by Thermon Finance, Inc., which immediately after the closing of the CHS Transactions was merged into our wholly-owned subsidiary Thermon Industries, Inc.

The CHS Transactions were accounted for as a purchase combination. The purchase price was allocated to the assets acquired based on their estimated fair values, and liabilities assumed were recorded based upon their actual value. While the Company takes responsibility for the allocation of assets acquired and liabilities assumed, it consulted with an independent third party to assist with the appraisal process.

Pushdown accounting was employed to reflect the purchase price paid by our new owner.

We have prepared our consolidated financial statements as if Thermon Holding Corp. had been in existence throughout all relevant periods. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance. The CHS Transactions which closed on April 30, 2010, resulted in the liquidation of the equity balances that belonged to the previous owner.  Accordingly, the consolidated statement of operations and cash flows are reported separately for the period from April 1, 2010 to April 30, 2010 for the (“Predecessor”).  The settlement of equity balances and associated transaction expenses of the Predecessor are reported in the Period from April 1, 2010 to April 30, 2010.

In May 2011,  our parent, Thermon Group Holdings, Inc. completed its initial public offering (“IPO”) of common shares in which it received net proceeds of $48,669, net of underwriting discounts and commissions and estimated offering expenses. These proceeds were contributed to the Company and were recorded as “Additional paid in capital” on our consolidated balance sheet at June 30, 2011.  See Note 12, “Shareholder’s Equity”.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of THC for the year ended March 31, 2011. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2011 and March 31, 2011, and the results of our operations and the cash flows for the three months ended June 30, 2011, the period from May 1, 2010 to June 30, 2010 and the period from April 1 through April 30, 2010. Operating results for the period from May 1 through June 30, 2010 and for the period from April 1 through April 30, 2010 are not necessarily indicative of the results that may be expected for the three months ending June 30, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.  All dollar and share amounts are presented in thousands, unless otherwise noted.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”)  issued an Accounting Standards Update 2009-13 (“ASU 2009-13”) that amended the accounting rules addressing revenue recognition for multiple- deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU 2009-13 provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. The Company adopted this ASU in the three month period ended June 30, 2011 and concluded it did not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB updated FASB ASC 820 that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) roll forward activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted this ASU  on April 1, 2010 as required and subsequently adopted on April 1, 2011, the update surrounding disclosures on level 3 fair value measurements, and concluded it did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The update does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  The update does not affect how earnings per share is calculated or presented.  The update should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	June 30, 2011	March 31, 2011

Raw materials	$13,183	$9,847
Work in process	1,747	2,307
Finished goods	21,019	20,669
	35,949	32,823
Valuation reserves	(1,632)	(1,705)
Net inventory	$34,317	$31,118

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2011	March 31, 2011

Land, buildings and improvements	$13,486	$13,495
Machinery and equipment	6,844	7,378
Office furniture and equipment	2,698	2,595
Construction in process	2,988	—
	26,016	23,468
Accumulated depreciation	(2,918)	(1,782)
	$23,098	$21,686

5.  Intangibles

Intangible assets at June 30, 2011 were related to the CHS Transactions and consisted of the following:

	Net Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at June 30, 2011
Trademarks	$49,403	$—	$49,403
Developed technology	10,721	141	10,580
Customer relationships	97,079	2,680	94,399
Certification	516	—	516
Other	1,337	64	1,273
	$159,056	$2,885	156,171
Currency translation adjustment			842
Total			$157,013

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, and other intangible assets have estimated lives of 20 years, 10 years, and 6 years, respectively. The weighted average useful life for the group is 10 years.

6. Goodwill

The carrying amount of goodwill as of June 30, 2011, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Acquisitions	—
Divestitures	—
Foreign currency translation impact	772
Balance as of June 30, 2011	$121,522

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January1, 2012. Goodwill is not deductible for tax purposes.

7. Accrued Liabilities

Accrued current liabilities consisted of the following:

	June 30, 2011	March 31, 2011

Accrued employee compensation and related expenses	$9,565	$9,333
Interest	2,580	9,083
Customer prepayment	2,107	6,866
Warranty reserve	586	1,325
Professional fees	927	774
Compliance costs	55	55
Other	2,499	1,536
Total accrued current liabilities	$18,319	$28,972

8. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,105 in the three months ended June 30, 2011.  In the prior year periods of May 1, to June 30, 2010 and April 1 to April 30, 2010, we paid management fees (both successor and predecessor) of $333 and $79, respectively. Management fees including the termination fee are included as part of Marketing, general and administrative and engineering expense. Additionally, in the prior year periods of May 1, to June 30, 2010 and April 1 to April 30, 2010, we paid success fees to owners (both Successor and Predecessor) of $3,022 and $4,716, respectively.

Included in our Consolidated Balance Sheet is “Obligations due to settle the CHS Transactions” which totaled $3,841 and $4,213 at June 30, 2011 and March 31, 2011, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the sale that was completed on April 30, 2010.  During the three months ended June 30, 2011, we paid $372 to the Predecessor owners for cash amounts that were released during the three month period.  At June 30, 2011, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

9. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,756 USD at June 30, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at June 30, 2011 or March 31, 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,761 USD at June 30, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at June 30, 2011 or March 31, 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $344 USD at June 30, 2011). The facility is collateralized by real estate. The facilities had no loans outstanding as of June 30, 2011 or March 31, 2011.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $556 USD at June 30, 2011).  The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 10, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at June 30, 2011 or March 31, 2011.

10. Long-Term Debt

Long- term debt consisted of the following:

	June 30, 2011	March 31,2011

9.500% Senior Secured Notes, due May 2017	$168,000	$210,000
	168,000	210,000
Less current portion	—	(21,000)
	$168,000	$189,000

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of June 30, 2011, we had $38.2 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates, and no borrowings were outstanding under any such lines of credit at June 30, 2011.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At June 30, 2011, we had no outstanding borrowings under our revolving credit facility. Had there been outstanding borrowings, the interest rate on the facility would have been 5.75%.

Senior secured notes.  As of June 30, 2011, we had $168.0 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $16.0 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.  See Note 18, “Subsequent Events” regarding redemption of notes in August 2011.

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

Information about our  long-term debt that is not measured at fair value follows:

	June 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$168,000	$181,000	$210,000	$225,800	Level 2 - Market Approach

Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Other Financial Assets and Liabilities

Financial assets and liabilities with the carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, other current assets, current debt, accounts payable and other current liabilities.

11. Commitments and Contingencies

At June 30, 2011, the Company had in place letter of credit guarantees from banks securing performance obligations of the Company. These arrangements totaled approximately $5,250 and related to certain sales contracts and local lines of credit for which $2,097 is secured by cash deposits. Included in prepaid expenses and other current assets at June 30, 2011 and March 31, 2011, was approximately $2,097 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company is involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believes that adequate reserves have been established for any probable losses. Expenses related to litigation are included in operating income. We do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below.

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Four cases are currently pending. Insurers are defending us in three of the four lawsuits, and we expect that an insurer will defend us in the remaining three matters. Of the concluded suits, there were five cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $450 in estimated settlement of these matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At June 30, 2011, we have not recorded a tax liability reserve related to this matter with the Agency due to its early stages as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

We can give no assurances we will prevail in any of these matters.

Warranty Reserve— Changes in the Company’s product liability are as follows:

	Three Months Ended June 30, 2011 (Successor)	For the Period From May 1, Through June 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Balance at beginning of period	$1,325	$1,057	$699
Provision for warranties issued	2	104	19
Reclassification of other liabilities	—	—	339
Settlements	(741)	(197)	—
Balance at end of period	$586	$964	$1,057

12. Shareholder’s Equity

In May, 2011, our parent Thermon Group Holdings, Inc. completed an initial public offering of its common stock. They received $48,669 after deductions for expenses, underwriting discounts and commissions. Those funds were contributed to us for the purpose of making principal reductions of our Senior secured notes and for general corporate purposes.

We have 100,000 shares of $0.001 par value common stock issued and outstanding. All of our outstanding shares of common stock are held by our parent entity, Thermon Group Holdings, Inc.

13. Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net loss, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. Comprehensive income (loss) for the three month periods ended June 30, 2011 and June 30, 2010, was as follows:

	Three Months Ended June 30, 2011 (Successor)	For the Period From May 1, Through June 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Comprehensive Income (Loss):

Net Loss	$(4,966)	$(12,173)	$(267)
Foreign currency translation gains (losses), net of taxes	1,395	(11,105)	(576)
Total comprehensive loss	$(3,571)	$(23,278)	$(843)

14. Stock Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the . Restricted Stock and Stock Option Plan. The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our Restricted Stock and Stock Option Plan became vested and may be exercised.  While options may be exercised, any shares purchased are subject to certain lock-up restrictions regarding their sale which begin to expire 180 days after the IPO.  For the three months ended June 30, 2011, the company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the Restricted Stock and Stock Option Plan. Since these grants are awarded to employees and directors of Thermon Holding Corp. and its affiliates, we have recorded stock compensation expense on our financial statements.

Options issued during the three months ended June 30, 2011 totaling 117,600 shares, each with an exercise price of $12.00 per share, were granted under our 2011 Long-term Incentive Plan for which stock compensation expense was not accelerated.  They vest ratably over five years with 20% at each anniversary date of the grant.  We valued these options with a Black Scholes model. Due to the fact that the common stock underlying the options was not publicly traded prior to the IPO, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. Accordingly the assumptions we were an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 3.25% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2012 was $5.99 per share. For the three months ended June 30, 2011, the Company recorded stock-based compensation expense of $23.

During the three months ended June 30, 2011, the Company issued a total of 15,136 shares of restricted stock to members of its board of directors.  The restricted shares vest in one half increments over two years at the anniversary of the grant. While the restricted shares are considered issued for purposes of total commons shares outstanding at the time of the grant, they are subject to restrictions on transfer or sale until each anniversary vesting date. We valued the restricted shares at $11.89 per share which was the market closing price at the date of the grant.  We will expense the value of the restricted shares as stock compensation expense ratably over the vesting period unless any portion is forfeited.

15. Miscellaneous Income (Expense)

Miscellaneous income (expense) is as follows:

	Three Months Ended June 30, 2011	For the Period From May 1, Through June 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)

Professional fees and expenses related to CHS Transactions	$—	$(3,073)	$(5,660)
Employee bonus payments paid in connection with CHS Transactions	—	—	(3,545)
Changes in estimates for compliance fees and costs	—	600	—
Other	(14)	(227)	304
Total	$(14)	$(2,700)	$(8,901)

16. Income Taxes

Our anticipated annual effective tax rate of approximately 35.2% has been applied to our consolidated pre-tax loss for the period from April 1, 2011 through June 30, 2011. Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rate between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses.  For the three months ended June 30, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 59.6%. The effective tax rate was higher than the U.S. statutory rate due to deferred taxes that were released when the outstanding Canadian debt facility was retired.  In each of the three months ended June 30, 2011 and June 30, 2010, the Company recorded approximately $2,889 and $18,333 of income tax benefit on pre-tax losses of approximately $7,855 and $30,773, respectively.

For the period from April 1 through April 30, 2010 of the Predecessor, an income tax benefit of approximately $17,434 was recorded on a pre-tax loss of $17,701. In connection with the CHS Transactions, the Canadian debt facility was repaid releasing a deferred tax liability of $14,945. Without the benefit of the deferred tax reversal related to the Canadian debt facility, the benefit rate amounted to approximately 14.1%. This benefit rate was increased by foreign tax credits and exchange losses associated with repatriated earnings and decreased by the amount of sellers’ expense stemming from the CHS Transactions that is anticipated to be non-deductible.

As of June 30, 2011, we have established a long-term liability for uncertain tax positions in the amount of $1,237 and have recognized no material adjustments to the liability recorded as of March 31, 2011.  All of our unrecognized tax benefits at June 30, 2011 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $26 for the three months ending June 30, 2011, resulting in a cumulative total accrual of $87.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s US federal income tax returns are under exam for the Predecessor’s  tax years ending April 30, 2010 and March 31, 2010, and as of June 30, 2011 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 11, “Commitments and Contingencies”.

17. Geographic Information

We have defined our operating segment based on geographic regions. We sell our products in two geographic regions. Our sales in these regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly we have elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended June 30, 2011	For the Period From May 1, Through June 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Sales by geographic area:
Western hemisphere
United States	$21,095	$11,574	$4,959
Canada	20,836	11,388	3,992
Elsewhere in the western hemisphere	374	195	25
Intercompany sales	17,685	7,093	3,850
	59,990	30,250	12,826
Eastern hemisphere:
Europe	16,513	10,956	2,970
Asia	5,437	3,402	1,117
Intercompany sales	774	196	51
	22,724	14,554	4,138
Eliminations of intercompany sales	(18,096)	(7,291)	(3,901)
	64,618	37,513	13,063
Operating income (loss)
Western hemisphere
United States	$(3,118)	$(1,792)	$1,126
Canada	6,333	341	1,066
Elsewhere in the western hemisphere	117	37	(30)
Eastern hemisphere:
Europe	3,235	(509)	125
Asia	1,026	787	18
Unallocated:
Management fees	(8,105)	(334)	(79)
Other	—	(36)	(88)
	$(512)	$(1,506)	$2,138

18. Subsequent Events

Partial Redemption of notes

On July 8, 2011, Thermon Industries, Inc. (a subsidiary of Thermon Group Holdings)(the “Note Issuer”)  called for redemption of a portion of its outstanding 9.500% Senior Secured Notes due 2017.  The Note Issuer will redeem $24,590 aggregate principal amount of the outstanding $168,000 aggregate principal amount of the Notes.  The redemption price of the Notes is 109.5% of the principal amount redeemed, plus accrued and unpaid interest thereon until the redemption date, payable in cash. The redemption date will be August 8, 2011.

Expansion of San Marcos manufacturing facility

On July 27, 2011, during construction of the expansion of our manufacturing facility in San Marcos, Texas, a section of the partially completed steel framework collapsed during erection.  One employee of the erection subcontractor to the general contractor was killed.  There were no Thermon employees on the construction site at the time of the incident.  The cause of the incident is under investigation by OSHA.  Present estimates are that completion of the project will be delayed at least three months until the end of the 2012 fiscal year.  We do not expect significant adverse effects on our ability to produce and ship product as a result of the incident because we had built up inventory in preparation of the manufacturing downtime for the equipment move originally scheduled for October/November 2011.

19. Guarantor Consolidation

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

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of June 30, 2011 and March 31, 2011 (“Successor”), the condensed consolidated statements of operations for the period from May 1, 2010 through June 30, 2010, the period from April 1 through April 30, 2010 (“Predecessor”)and the three months ended June 30, 2011 (“Successor”),  and the condensed consolidated statements of cash flows for the period from May 1 through June 30, 2010, the period from April 1 through April 30, 2010 (“Predecessor”) and the three month period ended June 30, 2011 (“Successor”).  The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Thermon Holding Corp.

Condensed Balance Sheet (Unaudited)

	June 30, 2011
	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$20,911	$10,693	$—	$31,604
Accounts receivable, net	—	—	34,284	34,119	(22,510)	45,893
Inventories, net	—	—	15,289	21,470	(2,442)	34,317
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,585	231	—	1,816
Income taxes receivable	—	—	8,246	(422)	—	7,824
Prepaid expenses and other current assets	—	—	960	5,155	767	6,882
Deferred Income taxes	—	—	966	376	—	1,342
Total current assets	—	—	82,241	71,622	(24,185)	129,678
Property, plant and equipment, net	—	—	16,665	6,433	—	23,098
Goodwill	—	—	47,391	74,131	—	121,522
Intangible assets, net	1,269	—	76,400	79,344	—	157,013
Debt Issuance costs, net	—	9,258	—	—	—	9,258
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	111,107	237,720	109,362	—	(458,189)	—
	$112,376	$246,978	$332,189	$231,530	$(482,504)	$440,569
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$12,526	$26,225	$(18,203)	$20,548
Accrued liabilities	—	2,566	8,066	10,734	(3,047)	18,319
Obligations in settlement of the CHS Transactions	—	—	3,841	—	—	3,841
Billings in excess of costs and estimated	—	—	500	(69)	—	431
Intercompany loans	(65,597)	71,000	(2,334)	237	(3,306)	—
Total current liabilities	(65,597)	73,566	22,599	37,127	(24,556)	43,139
Long-term debt, net of current maturities	—	168,000	—	—	—	168,000
Deferred Income taxes	—	—	30,967	18,625	—	49,592
Other noncurrent liabilities	—	—	1,324	541	—	1,865
Shareholder’s equity	177,973	5,412	277,299	175,237	(457,948)	177,973
	$112,376	$246,978	$332,189	$231,530	$(482,504)	$440,569

Thermon Holding Corp.

Condensed Balance Sheet (Unaudited)

	March 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$—	$—	$41,829	$9,187	$—	$51,016
Accounts receivable, net	—	—	22,613	31,175	(13,775)	40,013
Inventories, net	—	—	14,426	18,461	(1,769)	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,816	247	—	2,063
Income taxes receivable	—	—	2,001	461	—	2,462
Prepaid expenses and other current assets	620	—	1,065	5,402	546	7,633
Deferred Income taxes	—	—	966	525	—	1,491
Total current assets	620	—	84,716	65,458	(14,998)	135,796
Property, plant and equipment, net	—	—	15,257	6,429	—	21,686
Goodwill	—	—	47,391	73,359	—	120,750
Intangible assets, net	1,332	—	77,860	79,864	—	159,056
Debt Issuance costs, net	—	11,573	—	—	—	11,573
Other noncurrent assets	—	—	633	—	—	633
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	105,738	226,904	100,848	—	(433,490)	—
	$107,690	$238,477	$326,835	$225,110	$(448,618)	$449,494
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$10,713	$19,308	$(11,448)	$18,573
Accrued liabilities	—	9,023	7,554	13,500	(1,105)	28,972
Current portion of longterm debt	—	21,000	—	—	—	21,000
Borrowing under revolving lines of credits	—	—	—	2,063	—	2,063

Billings in excess of costs and estimated Earnings on uncompleted contracts	—	—	1,119	(9)	—	1,110
Income taxes payable (receivable)	—	—	3,139	3,507	—	6,646
Obligations in settlement of the CHS Transactions	—	—	4,213	—	—	4,213
Intercompany payables	(18,592)	10,167	9,580	197	(1,352)	—
Total current liabilities	(18,592)	40,190	36,318	38,566	(13,905)	82,577
Long-term debt, net of current maturities	—	189,000	—	—	—	189,000
Deferred Income taxes	—	—	31,134	18,675	—	49,809
Other noncurrent liabilities	—	—	1,298	528	—	1,826
Shareholder’s equity	126,282	9,287	258,085	167,341	(434,713)	126,282
	$107,690	$238,477	$326,835	$225,110	$(448,618)	$449,494

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended June 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$37,874	$44,825	$(18,081)	$64,618
Cost of sales	—	—	24,685	25,351	(17,407)	32,629
Gross profit	—	—	13,189	19,474	(674)	31,989
Operating expenses:
Marketing, general and administrative and engineering	6,457	7,861	7,897	7,401	—	29,616
Amortization of other intangible assets	64	—	1,460	1,361	—	2,885
Income (loss) from operations	(6,521)	(7,861)	3,832	10,712	(674)	(512)
Other income/(expenses):
Equity in earnings of subsidiaries	1,555	13,312	6,054	—	(20,921)	—
Interest income	—	—	20	71	—	91
Interest expense	—	(6,703)	(3)	(84)	—	(6,790)
Loss on retirement of debt	—	(630)	—	—	—	(630)
Miscellaneous income/(expense)	—	—	1,905	(1,919)	—	(14)
Income (loss) before provision for income taxes	(4,966)	(1,882)	11,808	8,780	(21,595)	(7,855)
Income tax benefit (expense)	—	—	4,935	(2,270)	224	2,889
Net income (loss)	$(4,966)	$(1,882)	$16,743	$6,510	$(21,371)	$(4,966)

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	For the Period From April 1, 2010 Through April 30, 2010 (Predecessor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$8,621	$8,342	$(3,900)	$13,063
Cost of sales	—	—	5,223	5,027	(3,803)	6,447
Gross profit	—	—	3,398	3,315	(97)	6,616
Operating expenses:
Marketing, general and administrative and engineering	—	—	2,304	1,959	—	4,263
Amortization of other intangible assets	—	—	38	177	—	215
Income (loss) from operations	—	—	1,056	1,179	(97)	2,138
Other income/(expenses):
Equity in earnings of subsidiaries	7,689	11,780	(307)	—	(18,895)	—
Interest income	—	—	1	6	—	7
Interest expense	(1,245)	—	(3,404)	(1,580)	—	(6,229)
Miscellaneous income/(expense)	(6,711)	(3,080)	(2,076)	(1,750)	—	(13,617)
	(267)	8,700	(5,786)	(3,324)	(18,895)	(19,839)
Income (loss) before provision for income taxes	(267)	8,700	(4,730)	(2,145)	(18,992)	(17,701)
Income tax benefit (expense)	—	—	17,063	341	30	17,434
Net income (loss)	$(267)	$8,700	$12,333	$(1,804)	$(18,962)	$(267)

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	For the Period From May 1, 2010 Through June 30, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$18,186	$26,618	$(7,291)	$37,513
Cost of sales	—	—	14,129	18,450	(7,236)	25,343
Gross profit	—	—	4,057	8,168	(55)	12,170
Operating expenses:
Marketing, general and administrative and engineering	78	—	4,526	3,946	—	8,550
Amortization of other intangible assets	53	—	1,510	3,563	—	5,126
Income (loss) from operations	(131)	—	(1,979)	659	(55)	(1,506)
Other income/(expenses):
Equity in earnings of subsidiaries	(6,519)	313	974	—	5,232	—
Interest income	—	—	—	1	—	1
Interest expense	—	(5,782)	(52)	(11)	—	(5,845)
Miscellaneous income/(expense)	(5,523)	(461)	1,553	(1,291)	—	(5,722)
Income (loss) before provision for income taxes	(12,173)	(5,930)	496	(642)	5,177	(13,072)
Income tax benefit (expense)	—	—	1,215	(329)	13	899
Net income (loss)	$(12,173)	$(5,930)	$1,711	$(971)	$5,190	$(12,173)

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended June 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$253	$(18,076)	$(6,530)	$3,559	$416	$(20,378)

Investing activities
Purchases of P.P.&E.	—	—	(2,268)	(111)	—	(2,379)
Cash paid for Thermon	—	—	(372)	—	—	(372)
Net cash provided by (used in) investing activities	—	—	(2,640)	(111)	—	(2,751)

Financing activities
Payments on Senior Secured Notes	—	(42,000)	—	—	—	(42,000)
Payments on revolving lines of credit	—	—	—	(2,063)	—	(2,063)
Capital contributions	48,919	—	—	—	—	48,919
Premiums paid on redemption of Senior Secured Notes	—	(1,260)	—	—	—	(1,260)
Change in affiliate debt	(49,172)	61,336	(11,748)	—	(416)	—
Net cash provided by (used in) financing activities	(253)	18,076	(11,748)	(2,063)	(416)	3,596

Effect of exchange rates on cash and cash equivalents	—	—	—	121	—	121

Change in cash and cash equivalents		—	(20,918)	1,506	—	(19,412)
Cash at beginning of period	—	—	41,829	9,187	—	51,016
Cash at End of period	$—	$—	$20,911	$10,693	$—	$31,604

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	For the Period from May 1, 2010 to June 30, 2010 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$(6,570)	$(461)	$(1,150)	$5,394	$(616)	$(3,403)

Investing activities
Purchase of P.P.&E	—	—	(641)	(136)	—	(777)
Cash paid for Thermon	(172,631)	(145,417)	6,600	—	—	(311,448)
Other investing transactions	(1,081)	—	—	—	—	(1,081)
Net cash provided by (used in) investing activities	(173,712)	(145,417)	5,959	(136)	—	(313,306)

Financing activities
Proceeds from Senior Secured Notes	—	210,000	—	—	—	210,000
Proceeds from revolving line of credit	—	—	2,000	2,204	—	4,204
Payments on revolving lines of credit	—	—	—	(1,453)	—	(1,453)
Capital contributions	129,252	—	—	—	—	129,252
Debt issuance costs	—	(15,473)	—	—	—	(15,473)
Change in affiliate debt	51,030	(48,649)	(5,871)	2,874	616	—
Net cash provided by (used in) financing activities	180,282	145,878	(3,871)	3,625	616	326,530

Effect of exchange rates on cash and cash equivalents	—	—	—	(913)	—	(913)

Change in cash and cash equivalents	—	—	938	7,970	—	8,908
Cash at beginning of period	—	—	—	—	—	—
Cash at End of period	$—	$—	$938	$7,970	$—	$8,908

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	For the Period From April 1 Through April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$—	$(55)	$—	$(1,118)	$(1,892)	$(3,337)	$(6,402)
Investing activities
Purchases of P.P.&E.	—	—	—	(15)	(82)	—	(97)
Other investing transactions	—	(1,399)	—	—	2		(1,397)
Net cash provided by (used in) investing activities	—	(1,399)	—	(15)	(80)	—	(1,494)
Financing activities
Payments on debt	—	(4,857)	—	—	(14,528)		(19,385)
Payment of Intercompany dividends	—	—	—	—	(2,543)	2,543	—
Change in affiliate debt	—	6,311	—	(3,482)	(3,623)	794	—
Net cash provided by (used in) financing activities	—	1,454	—	(3,482)	(20,694)	3,337	(19,385)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	(14)	—	(14)
Change in cash and cash equivalents	—	—	—	(4,615)	(22,680)	—	(27,295)
Cash at beginning of period	—	—	—	4,692	25,455	—	30,147
Cash at End of period	$—	$—	$—	$77	$2,775	$—	$2,852

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Special Note Regarding Forward-Looking Statements

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2011 and 2010 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2011 and 2010 as Interim 2012 and Interim 2011, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and related notes included above.

The discussion in this section includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases are intended to identify forward-looking statements in this quarterly report.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business; and (xii) other factors discussed in more detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2011.   Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For the three months ended June 30, 2011, 67% of our revenues were generated outside of the United States.

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

Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 20, 2011 and elsewhere in this quarterly report and those described below:

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

•                  Impact of product mix.  As a comprehensive provider of heat tracing solutions, we provide both our products and services to both Greenfield and MRO/UE customers. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services. For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenues associated with such order than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services and include more product purchased from third parties than MRO/UE orders. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

•                  Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For the entire fiscal year 2011, MRO/UE sales comprised approximately 55% of our consolidated revenues.  In Interim 2012, MRO/UE was 61% of our revenue.

•                  Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the third fiscal quarter, as most of our customers perform preventative maintenance prior to the winter season.

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

Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories.  We make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $1.5 million and $1.5 million at June 30, 2011 and March 31, 2011, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated fair value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $1.6 million and $1.7 million at June 30, 2011 and March 31, 2011, respectively. Our allowance for the warranty on our sold products and installations was $0.6 million and $1.3 million at June 30, 2011 and March 31, 2011, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

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

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of June 30, 2011, we had goodwill of approximately $121.5 million, including the impact of the CHS Transactions. There have been no impairments of goodwill during the three months ended June 30, 2011.

Business combinations.  We allocate the purchase price in connection with the CHS Transactions to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include trademarks, customer relationships, backlog and developed technology. The fair values assigned to the identified intangible assets are discussed in detail in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Critical estimates in valuing certain intangible assets include, without limitation, future expected cash flows from customer relationships, acquired developed technologies and trademarks and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 7, “Goodwill”, to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Accounting for income taxes.  We account for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Loss contingencies.  We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operation.

Stock based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted. See Note 15, “Stock-Based Compensation Expense” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on stock-based compensation expense, which is hereby incorporated by reference into this Item 2.

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

Our operating expenses remain relatively consistent (as a percentage of revenue) with some variability related to overall headcount of the company which increased slightly in the year ended June 30, 2011. Fluctuations in operating expense are partly due to changes in management’s estimates for items such annual bonus attainment and reserves for bad debt.

Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of MRO/UE demand for our products. Most of our customers perform preventative maintenance prior to the winter season, thus in our experience making the months of October and November typically our largest for MRO/UE revenue. However, revenues from Greenfield projects are not seasonal and tend to be variable throughout the year, depending on the capital spending environment. Overall, seasonality has a minor effect on the company’s business.

Results of Operations

The following table sets forth our statements of operations for the three months ended June 30, 2011 and the combined periods of May 1, 2010 to June 30, 2010 and April 1 to 30, 2010 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,
	2011	2010 (Predecessor/ Successor Combined	Increase/ (Decrease)
	(Successor)	(Non-GAAP) (1))	$	%
Consolidated Statements of Operations Data:
Sales	$64,618	$50,576	$14,042	27.8%
Cost of sales	32,629	26,749	5,880	22.0%
Purchase accounting adjustments (2)	—	5,041	(5,041)	100%
Gross profit	$31,989	$18,786	$13,204	70.3%
Operating expenses:
Marketing, general and administrative and engineering	$15,170	$12,401	$2,769	22.3%
Stock compensation expense	6,341	—	6,341	100%
Management fees, including termination fees	8,105	412	7,693	1,867.2%
Amortization of intangible assets	2,885	5,341	(2,456)	(46.0)%
Income from operations	$(512)	$632	$(1,142)	(180.7)%

Interest expense, net (3):
Interest income	91	8	83	1,037.5%
Interest expense	(4,476)	(4,020)	456	11.3%
Acceleration of unamortized debt cost	(1,871)	(7,707)	(5,836)	75.7%
Premium on bond redemption	(630)	—	(630)	100%
Amortization of debt costs	(443)	(347)	(93)	27.6%
Interest expense, net	(7,329)	(12,066)	4,737	39.3%
Other income/(expense):
Fees and expenses related to the CHS Transactions (4)	—	(20,016)	20,016	100%
Miscellaneous income/(expense)	(14)	677	(691)	(102.1)%
Loss before provision for income taxes	$(7,855)	$(30,773)	$22,918	74.5%
Income tax benefit	(2,889)	(18,333)	(15,444)	84.2%
Net loss	$(4,966)	$(12,440)	$7,474	60.1%

(1)   The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through June 30, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2011 and 2010 appearing above for a separate presentation of the results for the Predecessor and Successor periods in accordance with GAAP.

	For the Period From April 1, Through April 30, 2010 (Predecessor)	For the Period From May 1, 2010 Through June 30, 2010 (Successor)	Three months Ended June 30, 2010 (Predecessor/ Successor Combined) (Non-GAAP)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$13,063	$37,513	$50,576
Cost of revenues	6,447	20,302	26,749
Purchase accounting non-cash adjustment		5,041	5,041
Gross profit	6,616	12,170	$18,786
Marketing, general and administrative and engineering	4,263	8,217	12,401
Management fees	79	333	412
Amortization of intangible assets	215	5,126	5,341
Income from operations	2,138	(1,506)	$632
Interest expense, net	(5,838)	(6,228)	(12,066)
Fees and expenses related to the CHS Transactions	(6,095)	(13,921)	(20,016)
Miscellaneous income/(expense)	373	304	677
Loss before provision for income taxes	(17,701)	$(13,072)	$(30,773)
Income tax benefit	17,434	899	18,333
Net loss	$(267)	$(12,173)	$(12,440)

(2)           In the combined periods ended June 30, 2010, there was a non-cash negative impact of $5.0 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(3)           During the three months ended June 30, 2011, we made redemption payments on our senior notes totaling $42 million.  These payments resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal.  The combined periods ended June 30, 2010, also included similar accelerated debt cost related to the payment of debt by the Predecessor. We have presented the breakdown of these charges in order to provide guidance of our expected interest and debt amortization cost in future periods.

(4)           Fees and expenses related to the CHS Transactions are combined herein to include success fees on CHS Transactions of $7.7 million along with $12.4 million of other transaction expenses that are reported as part of miscellaneous expense on our unaudited statement of operations.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010 (Predecessor/Successor Combined) (Non-GAAP)

The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through June 30, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2011 and 2010 appearing above include a separate presentation of the results for the Predecessor and Successor periods.  We have presented a discussion of the results for these combined periods because it provides an easier-to-read discussion of the results of operations and provides the investor with information from which to analyze our financial results in a manner that is consistent with the way management reviews and analyzes our results of operations. In addition, the discussion of the combined results provides investors with the most meaningful comparison between our results for prior and future periods.

Revenues. Revenues for Interim 2012 were $64.6 million, compared to $50.6 million for Interim 2011, an increase of $14.0 million or 27.8%.  The increase in revenue is attributable to revenue growth within all geographic regions as well as growth in both MRO/UE and Greenfield projects.  Revenue from large Greenfield projects was slightly lower in Interim 2012 at approximately $15.5 million compared to $16.1 in Interim 2011.  We consider new facility construction projects generating in excess of $5 million in annual sales to be “large” Greenfield projects.  Our calculation of MRO/UE as a proportion of total revenue was approximately 61% during the three months ended June 30, 2011.  This compares to 55% for the entire fiscal year 2011.  We expect that revenue contributed from large Greenfield projects will fluctuate from quarter to quarter as construction schedules are inherently difficult to estimate.  While our percentage of revenue from MRO/UE during Interim 2012 was comparable to historical averages, we expect MRO/UE percentage to fluctuate as levels of large projects increase or decrease.

Gross profit and margin. Gross profit totaled $32.0 million in Interim 2012, compared to $18.8 million in Interim 2011, an increase of $13.2 million or 70.3%. As a percentage of revenues, gross profit increased to 49.5% in Interim 2012 from 37.1% in Interim 2011.  In Interim 2011 there was a non-cash $5.0 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross profit percentage would have been 47.1%. Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. Gross margin of 49.5% in Interim 2012 is slightly higher than our expected range of gross margins based on our historical results. The increase in gross margin in Interim 2012 is mostly due to a larger MRO/UE revenue contribution in Interim 2012 as compared to Interim 2011.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $29.6 million for Interim 2012, compared to $12.8 million in Interim 2011, an increase of $16.8 million or 131.3%. Included in the Interim 2012 amount are stock compensation charges of $6.3 million for the acceleration of options outstanding under our Restricted Stock and Stock Option Plan at the IPO date and $8.1 million in termination and management fees paid to our private equity sponsors in consideration for their agreement to terminate their management contract with us.   Excluding these charges, marketing, general and administrative and engineering costs would have been $15.2 million in Interim 2012 or 24% of total revenue as compared to 25% in Interim 2011.  The actual comparative increase of $2.4 million (excluding stock compensation and termination fees) is almost entirely related to an increase in expenses to address personnel needs to meet growing customer demand.

Amortization of intangible assets. Amortization of intangible assets was $2.9 million in Interim 2012, compared to $5.3 million in Interim 2011, a decrease of $2.4 million.  We expect that Interim 2012 is more representative of our estimated quarterly expense for amortization of intangible assets for the foreseeable future subject to foreign translation adjustments.   Interim 2011 was higher because it included the amortization of estimated backlog which was expensed over five months, which was the estimated life for that intangible asset generated by the CHS Transactions.  The amortization related to backlog accounted for the entire $2.4 million difference between the comparative periods.

Interest expense. Interest expense, net was $7.3 million in Interim 2012, compared to $12.1 million in Interim 2011, a decrease of $4.7 million. Both periods include charges for the redemption or prepayment of debt.  In Interim 2012, we made redemptions on our senior notes totaling $42 million and in Interim 2011 our Predecessor repaid $109 million of debt  in connection with the completion of the CHS Transactions which occurred April 30, 2010.  As a result of these repayments, deferred debt cost acceleration and other prepayment costs totaled $2.5 million and $7.7 million for Interim 2012 and Interim 2011, respectively.  Interest expense on outstanding principal was $4.5 million and $4.0 million for Interim 2012 and Interim 2011, respectively.   Amortization of the remaining unamortized debt costs was $0.4 million for the three months ended June 30, 2011.

Miscellaneous expense. Other expense was $0.0 million in Interim 2012, compared to miscellaneous expense of $19.3 million in Interim 2011. In Interim 2011 we incurred $20.0 million of fees and expenses related to the CHS Transactions.  This included $7.7 million of success fees paid to the current and former owners of Thermon plus $12.3 million of transactional fees related to the purchase on April 30, 2010.

Income taxes.  We reported an income tax benefit of $2.9 million in Interim 2012, compared to an $18.3 million tax benefit in Interim 2011, a reduction of $15.4 million. The effective tax rates were (36.8%) in Interim 2012 and (59.6%) in Interim 2011. Our anticipated annual effective tax rate of approximately (35.2%) has been applied to our consolidated pre-tax loss in calculating the amount of the income tax benefit for the three months ended June 30, 2011. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  The effective tax rate for Interim 2011 was significantly impacted by the CHS Transactions.  Discrete items affecting the tax rate in Interim 2011 included non-deductible portions of the CHS Transactions costs as well a recorded valuation allowance on foreign tax carry forwards.  See Note 17, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended June 30, 2011, included elsewhere in this quarterly report, for further detail on income taxes.

Net loss. Net loss was ($5.0) million in Interim 2012 as compared to ($12.4) million in Interim 2011, a reduction of loss by ($7.4) million or 60.1%. Gross profit contributed an additional $13.2 million to net income as compared to Interim 2011.  Also, Interim 2011 included CHS Transaction expenses of 20.0 million.   These amounts were offset by increases in marketing, general and administrative expenses of $16.8 million including IPO expense. The IPO expenses include stock compensation charges of $6.3 million for the acceleration of options and $8.1 million in termination and management fees paid to our private equity sponsors.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our material contractual payment obligations as of June 30, 2011.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior secured notes	$168,000	$—	$—	$—	$168,000
Estimated interest payments on above indebtedness(1)	93,100	15,960	31,920	31,920	13,300
Operating lease obligations(2)	8,383	2,049	2,848	2,202	1,284
Obligations in settlement of the CHS Transactions(3)	3,841	3,841	—	—	—
Information technology services agreement(4)	891	648	231	12	—

Total	$274,215	$22,498	$34,999	$34,134	$182,584

(1)

Consists of the interest on our senior secured notes, which accrues at a fixed rate of 9.500%. The obligation presented is as of June 30, 2011. On August 8, 2011, we redeemed an additional $24.6 million principal of senior secured notes which will reduce future principal and interest obligations accordingly.

(2)	We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.
(3)	Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the encumbered cash and income taxes.
(4)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies.  We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which, from time to time, may adversely affect our financial results. For a discussion of contingencies that may adversely affect our results of operations, see Note 12, “Commitments and Contingencies” to our unaudited consolidated financial statements contained elsewhere in this quarterly report. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable), and management’s strategy with regard to the settlement or defense of such claims and obligations (see also “Critical Accounting Policies and Estimates” set forth above in this Item 2).  While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

On July 27, 2011, during construction of the expansion of our manufacturing facility in San Marcos, Texas, a section of the partially completed steel framework collapsed.  One employee of the construction subcontractor was killed and another was injured during the incident.  There were no Thermon employees on the construction site at the time of the incident.  The cause of the incident is under investigation by OSHA.

On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2.9 million.  At June 30, 2011, we have not recorded a tax liability reserve due to its early stages of this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Other than the aforementioned items, there are no other gains or losses or litigation settlements that are not provided for in the accounts.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On June 30, 2011, we had in place standby letters of credit and bank guarantees totaling $5.25 million and performance bonds totaling $0.6 million to back performance obligations under customer contracts. As of June 30, 2011, we also had in place a $0.3 million letter of credit as collateral for the revolving facility for our subsidiary in Japan. Our Indian subsidiary also has $2.8 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.

Cash and cash equivalents.  At June 30, 2011, we had $31.6 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $20.9 million, or 66%, of these amounts were held in domestic accounts with various institutions and approximately $10.7 million, or 34%, of these amounts was held in accounts outside of the United States with various financial institutions.

Revolving credit facility and senior secured notes.

See Note 11, “Long-Term Debt—Revolving Credit Facility and Senior Secured Notes” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured notes, which is hereby incorporated by reference into this Item 2.

On August 8, 2011, we redeemed an additional $24.6 million principal of senior secured notes.  In addition to principal and accrued interest, we paid a cash premium on redemption totaling $2.3 million.  These payments were made with cash proceeds from our IPO.  As we maintain certain cash balances on hand at our various locations to meet our operating needs, we expect to draw on our available revolving lines of credit in an estimated range of less than$10 million for a period of two to three months until our cash reserves are replaced from operations.

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

Future capital requirements.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us in an amount sufficient to enable us to service our indebtedness, including the senior secured notes or our revolving credit facility, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior secured notes or our revolving credit facility, on commercially reasonable terms or at all.

In fiscal 2012, we anticipate completing the construction of the expansion of our manufacturing facility in San Marcos, Texas, which we expect will significantly increase our production capacity at that location. We estimate that approximately $5.5 million in capital expenditures will be incurred during fiscal 2012 in connection with such expansion. We expect to fund the facility expansion from cash on hand and do not expect to finance the construction.

With regard to the aforementioned building frame collapse during construction on July 27, 2011, we are in the process of determining to what extent this may increase our planned expenditures for the building.  At this time, any additional costs are not determinable.

Three Months Ended June 30, 2011 (“Interim 2012”) Compared to the Three Months Ended June 30, 2010 (Predecessor/Successor Combined) (“Interim 2011”) (Non-GAAP)

Net cash used by operating activities totaled $(20.4) million for Interim 2012 period, compared to $(9.8) million for Interim 2011. Both periods generated operating losses, $(5.0) and $(12.4) in Interim 2012 and 2011, respectively. Non cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes  amounted to a source of cash in Interim 2012 of $13.4 million and a use of cash in Interim 2011 of $(2.3) million.  Both interim periods reflected uses of cash through the increase of accounts receivable and inventory.  The increase in these items is a result of the general growth in the business.   The increased use of cash for operations in Interim 2012 is primarily attributable to the reduction of liabilities.  During the three months ended June 30, 2011, we made interest payments of $11.5 million (including premiums paid on redemption of $1.3 million), cash tax payments of $9.2 million and reduced our liability on customer prepayments by $4.7 million through the delivery of products.  The use of cash in Interim 2011 was driven primarily the operating loss of $(12.4) million which includes $20.0 million in costs related to the CHS Transactions.

Net cash used in investing activities totaled $2.8 million for Interim 2012 compared to $314.8 million for Interim 2011. Interim 2011 includes the purchase price of the CHS Transactions totaling $311.4 million.   Capital expenditures were $2.4 million in Interim 2012 and $.9 million in Interim 2011

Net cash provided by financing activities totaled $3.3 million for Interim 2012, compared to $307.1 million provided by financing activities for Interim 2011. In Interim 2012, we received net proceeds on our IPO of $48.7 million.  From the IPO proceeds we reduced $42.0 million principal debt for a use of cash totaling $44.1 million. Financing activities in Interim 2011 consisted of proceeds from the issuance of $210.0 million under the senior secured notes, $129.2 million received from equity investments in us and $3.8 million in additional obligations related to the CHS Transactions.

For the three months ended June 30, 2011, the consolidated statements of cash flow for TGH and THC are substantially the same. We discuss the cash used in operating activities as it relates to TGH. However, THC had cash provided by financing activities of $3.6 million or $250,000 more than TGH. This is the result of cash contributed by TGH to THC in addition to the IPO proceeds in Interim 2012.

Off-Balance Sheet Arrangements

As of June 30, 2011, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

Effect of Inflation

While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by increased selling prices and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on recent accounting pronouncements, which is hereby incorporated by reference into this Item 2.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 67% of our Interim 2012 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

During Interim 2012, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.4 million for Interim 2012. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $0.4 million for Interim 2012. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.01 million for Interim 2012. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.1 million for Interim 2012.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations for Interim 2012 was a $0.1 million loss compared to a gain of $0.1 million in Interim 2011.

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

Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. The unrealized effect of foreign currency translation was a gain of $1.4 million in Interim 2012, compared to a loss of $11.7 million in Interim 2011 that was recorded in shareholders’ equity as other comprehensive income which is reported on our Condensed Consolidated Statements of Operations and Comprehensive Income/Loss.

We do not currently use options, forward contracts or any derivatives to hedge cash flow currency exposures.

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At June 30, 2011, the interest rate on amounts outstanding on our revolving credit facility was 5.75%; however, no amounts were outstanding under the facility. Since there were no amounts outstanding on our various revolving lines of credit at June 30, 2011, any change in the interest rate would not have an impact on interest expense for the year.

The senior secured notes are denominated and payable in the U.S. Dollar. Approximately 67% of our consolidated revenue was generated in foreign currency in Interim 2012; therefore, we expect to have to repatriate our cash earnings in foreign locations in order to make principal reductions on the senior secured notes. In the event that the U.S. Dollar strengthens relative to the foreign currencies we are repatriating to make principal repayments, we may incur exchange rate losses that are larger than those that we have reported historically.

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

Item 4 — Controls and Procedures

Controls and Procedures—TGH

Disclosure Controls and Procedures

Under the supervision and with the participation of TGH’s management, including its Chief Executive Officer and Chief Financial Officer, TGH has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, TGH’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to TGH’s management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in TGH’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, TGH’s internal control over financial reporting.

Controls and Procedures—THC

Disclosure Controls and Procedures

Under the supervision and with the participation of THC’s management, including its Chief Executive Officer and Chief Financial Officer, THC has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, THC’s Chief Executive Officer and Chief Financial

Officer have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to THC’s management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in THC’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, THC’s internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been or will be detected.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below.

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Four cases are currently pending. Insurers are defending us in three of the four lawsuits, and we expect that an insurer will defend us in the remaining three matters. Of the concluded suits, there were five cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

We can give no assurances we will prevail in any of these matters.

Item 1A — Risk Factors

There have been no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K filed for the fiscal year ended March 31, 2011 with the SEC on June 20, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Securities Sold

There were no unregistered sales of equity securities during the three months ended June 30, 2011.  The common stock of TGH began trading on the NYSE on May 5, 2011 under the symbol “THR.”  Prior to that time, there was no public trading market for the common stock of TGH.  THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.

Use of Proceeds from Initial Public Offering

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

TGH raised approximately $54.9 million in gross proceeds from the sale of shares in the IPO and over-allotment option, resulting in net proceeds to TGH of approximately $48.7 million, after deducting approximately $3.8 million in underwriting discounts and commissions and $2.5 million in IPO-related expenses.  There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus filed by TGH with the SEC pursuant to Rule 424(b) on May 5, 2011.  TGH contributed $21.6 million of the net proceeds from the IPO to THC to prepay $21.0 million of our senior secured notes outstanding at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest thereon, which prepayment occurred on June 9, 2011.  TGH intends to use the remaining net proceeds from the IPO for an additional $24.6 million senior note redemption at a redemption price of 109.5% of the principal amount thereof on August 8, 2011 and general corporate purposes.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — [Removed and Reserved]

Item 5 — Other Information

None.

Item 6 — Exhibits

See Exhibit Index on the page immediately following the signature page hereto for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)

Date: August 12, 2011	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

THERMON HOLDING CORP. (registrant)

Date: August 12, 2011	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1

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

10.1

Second Amendment to Credit Agreement, dated as of April 12, 2011, among Thermon Industries, Inc., Thermon Canada Inc., the other parties thereto that are designated as a “credit party” therein, General Electric Capital Corporation, as US agent and a lender, GE Canada Holding Financing Company, as Canadian agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.2

Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on April 8, 2011 (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.3

Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.4

Form of Non-Employee Director Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K of Thermon Group Holdings, Inc. and Thermon Holding Corp., filed on June 20, 2011)

10.5

Amended and Restated Employment Agreement, effective as of April 1, 2011, between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.6

Amended and Restated Employment Agreement, effective as of April 1, 2011, between George P. Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.7

Amended and Restated Employment Agreement, effective as of April 1, 2011, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.8

Employment Agreement, effective as of April 1, 2011, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

Exhibit Number	Description
10.9

Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

10.10

Form of Termination Agreement among Thermon Industries, Inc., CHS Management V LP, Thompson Street Capital Manager LLC, Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 relating to Management Services Agreement dated April 30, 2010 (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

10.11

Form of Amendment No. 1 to Amended and Restated Securityholder Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, CHS Associates V, Thompson Street Capital Partners II, L.P., Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

10.12

Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.13

Second Amended and Restated Employment Agreement, effective as of August 1, 2011, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Thermon Group Holdings, Inc. and Thermon Holding Corp. filed August 5, 2011)

10.14

Amended and Restated Employment Agreement, effective as of August 1, 2011, between Johannes (René van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Thermon Group Holdings, Inc. and Thermon Holding Corp. filed August 5, 2011)

31.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description
32.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements**

*                                         Filed herewith.

**                                  Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.