Form 10-Q
period 2011-09-30
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2011-11-14
CIK 1489096, 1497822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2011, each registrant had the following number of shares of common stock outstanding:

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

EXPLANATORY NOTE

This quarterly report (“this quarterly report”) combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2011 of Thermon Group Holdings, Inc. and Thermon Holding Corp.

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

In order to highlight the differences between TGH and THC, there are sections in this quarterly report that separately discuss TGH and THC, including separate financial statements and notes thereto and separate Exhibit 31 and Exhibit 32 certifications.  In the sections that combine disclosure for TGH and THC (i.e., where the disclosure refers to the consolidated company), this quarterly report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, such references relate to the actions or holdings of TGH and THC and their respective subsidiaries, as one consolidated company.

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

THERMON GROUP HOLDINGS, INC. and THERMON HOLDING CORP. (Combined)

QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Thermon Group Holdings, Inc. and its Consolidated Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011	1
Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011, the three months ended September 30, 2010, the (“Successor”), the period from May 1, 2010 through September 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	2
Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011, (“Successor”), the period from May 1, 2010 to September 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	3
Notes to Condensed Consolidated Financial Statements	4
Item 1. (continued) Financial Statements (Unaudited)
Thermon Holding Corp. and its Consolidated Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011	15
Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011, the three months ended September 30, 2010, the (“Successor”), the period from May 1, 2010 through September 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	16
Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011, (“Successor”) the period from May 1, 2010 to September 30, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	17
Notes to Condensed Consolidated Financial Statements	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	53
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	54
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	54
Item 5. Other Information	54
Item 6. Exhibits	54
SIGNATURE	55
EXHIBIT INDEX	56
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

i

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements of Thermon Group Holdings, Inc.

 Condensed Consolidated Balance Sheets

(Dollars in Thousands, except share and per share data)

	September 30, 2011 (Unaudited)	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$13,192	$51,266
Accounts receivable, net of allowance for doubtful accounts of $1,571 and $1,487 as of September 30, 2011 and March 31, 2011, respectively	47,647	40,013
Inventories, net	35,677	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	1,925	2,063
Income taxes receivable	8,109	2,462
Prepaid expenses and other current assets	7,562	7,633
Deferred income taxes	1,887	2,779
Total current assets	115,999	137,334

Property, plant and equipment, net	24,071	21,686
Goodwill	116,202	120,750
Intangible assets, net	148,534	159,056
Debt issuance costs, net	7,809	11,573
Other noncurrent assets	—	633
	$412,615	$451,032

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,076	$18,573
Accrued liabilities	18,460	28,972
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	6,500	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	2,426	1,110
Income taxes payable	—	7,934
Obligations due to settle the CHS Transaction	3,687	4,213
Total current liabilities	50,149	83,865
Long-term debt, net of current maturities	143,410	189,000
Deferred income taxes	48,003	49,809
Other noncurrent liabilities	1,944	1,826

Common stock, 29,523,641 at September 30, 2011 and 24,933,407 at March 31, 2011, shares issued and outstanding $.001 par value, 150,000,000 authorized	30	25
Preferred stock, no shares issued and outstanding $.001 par value, 10,000,000 authorized	—	—
Additional paid in capital	186,270	131,416
Foreign currency translation adjustment	(1,099)	10,031
Accumulated deficit	(16,092)	(14,940)
Shareholders’ equity	169,109	126,532
	$412,615	$451,032

See accompanying notes.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, except share and per share data)

				For the Period
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2011	From May 1, Through September 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales	$68,023	$63,451	$132,641	$100,964	$13,063
Cost of sales	36,072	38,119	68,701	63,462	6,447
Gross profit	31,951	25,332	63,940	37,502	6,616
Operating expenses:
Marketing, general and administrative and engineering	14,687	13,971	44,303	22,522	4,263
Amortization of other intangible assets	2,878	6,300	5,763	11,426	215
Income from operations	14,386	5,061	13,874	3,554	2,138
Other income/(expenses):
Interest income	76	2	167	3	7
Interest expense	(5,030)	(5,687)	(11,820)	(11,531)	(6,229)
Loss on retirement of debt	(2,336)	—	(2,966)	—	—
Success fees to owners related to the CHS Transaction	—	—	—	(3,022)	(4,716)
Miscellaneous expense	(1,173)	(938)	(1,187)	(3,638)	(8,901)
Income (loss) before provision for income taxes	5,923	(1,562)	(1,932)	(14,634)	(17,701)
Income tax expense (benefit)	2,109	235	(780)	(664)	(17,434)
Net income (loss)	$3,814	$(1,797)	$(1,152)	$(13,970)	$(267)
Income (loss) per common share:
Basic	$0.13	$(0.07)	$(0.04)	$(0.56)	$(5.11)
Diluted	$0.12	$(0.07)	$(0.04)	$(0.56)	$(5.11)
Weighted-average shares used in computing net loss per common share:
Basic	29,523,641	24,875,669	28,640,896	24,875,669	52,253
Diluted	31,262,300	24,875,669	28,640,896	24,875,669	52,253

See accompanying notes.

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended September 30, 2011	For the Period From May 1, Through September 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Operating activities
Net loss	$(1,152)	$(13,970)	$(267)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,338	19,812	392
Amortization of debt costs	3,764	2,839	2,586
Stock compensation expense	6,399	—	—
Provision (benefit) for deferred income taxes	(65)	(1,684)	(15,122)
Changes in operating assets and liabilities:
Accounts receivable	(8,773)	(14,989)	1,365
Inventories	(5,622)	(3,023)	(1,719)
Costs and estimated earnings in excess of billings on uncompleted contracts	(329)	(439)	34
Other current and noncurrent assets	1,289	(2,480)	(3,151)
Accounts payable	1,341	9,168	825
Accrued liabilities and noncurrent liabilities	(5,188)	11,953	9,515
Income taxes payable	(13,784)	(559)	(860)
Net cash (used in) provided by operating activities	(14,782)	6,628	(6,402)

Investing activities
Purchases of property, plant and equipment	(4,267)	(1,129)	(97)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(372)	(313,892)	—
Other investing activities	—	—	(1,397)
Net cash used in investing activities	(4,639)	(315,021)	(1,494)

Financing activities
Proceeds from senior secured notes	—	210,000	—
Payments on senior secured notes	(66,590)	—	—
Proceeds from revolving line of credit	6,500	4,599	—
Payments on revolving lines of credit and long-term debt	(2,063)	(4,204)	(19,385)
Capital contributions	48,459	129,252	—
Premiums paid on redemption of senior secured notes	(3,596)	—	—
Debt issuance costs	—	(15,473)	—
Net cash provided by (used in) financing activities	(17,290)	324,174	(19,385)

Effect of exchange rate changes on cash and cash equivalents	(1,363)	(118)	(14)

Change in cash and cash equivalents	(38,074)	15,663	(27,295)
Cash and cash equivalents at beginning of period	51,266	—	30,147
Cash and cash equivalents at end of period	$13,192	$15,663	$2,852

See accompanying notes.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Share Data)

1. Basis of Presentation

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC  (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,200 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. (“TGH”) and its direct and indirect subsidiaries are referred to collectively as “we”,”our”, the “Company” or “Successor” herein.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors.”

In the CHS Transactions, the senior secured notes were issued by Thermon Finance, Inc., which immediately after the closing of the CHS Transactions was merged into our wholly-owned subsidiary Thermon Industries, Inc.

The CHS Transactions were accounted for as a purchase combination. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. While the Company takes responsibility for the allocation of assets acquired and liabilities assumed, it consulted with an independent third party to assist with the appraisal process.

Pushdown accounting was employed to reflect the purchase price paid by our new owner.

We have prepared our consolidated financial statements as if TGH had been in existence throughout all relevant periods. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance. The CHS Transactions which closed on April 30, 2010, resulted in the liquidation of the equity balances that belonged to the previous owner.  Accordingly, the consolidated statement of operations and cash flows are reported separately for the period from April 1, 2010 to April 30, 2010 for the Predecessor.  The settlement of equity balances and associated transaction expenses of the Predecessor are reported in the period from April 1, 2010 to April 30, 2010.

In May 2011, Thermon Group Holdings, Inc. completed its initial public offering (“IPO”) of common shares in which it issued 4,575,098 new common shares and received net proceeds of $48,459, net of underwriting discounts and commissions and offering expenses. Refer to Note 13, “Shareholders’ Equity”.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2011. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2011 and March 31, 2011, and the results of our operations for the three months ended September 30, 2011 and 2010, the six months ended September 30, 2011, the period from May 1, 2010 to September 30, 2010 and the period from April 1 through April 30, 2010. Operating results for the period from May 1 through September 30, 2010 and for the period from April 1 through April 30, 2010 are not necessarily indicative of the results that may be expected for the three and six months ended September 30, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.  All dollar and share amounts are presented in thousands, unless otherwise noted.

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

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

3. Earnings and Net Income (Loss) per Common Share

Basic earnings per share (EPS) and net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include options and P units, is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended September 30, 2011 and 2010, the six months ended September 30, 2011, the period from May 1, 2010 to September 30, 2010 and the period from April 1 through April 30, 2010, respectively, are as follows:

	(Successor)				(Predecessor)
				For the
				period From	For the
				May 1,	Period From
	Three Months	Three Months	Six Months	2010	April 1,
	Ended	Ended	Ended	Through	Through
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	April 30,
	2011	2010	2011	2010	2010

Net income (loss)	$3,814	$(1,797)	$(1,152)	$(13,970)	$(267)
Weighted-average common shares outstanding	29,523,641	24,875,669	28,640,896	24,875,669	52,253
Plus: Commons share equivalents Stock options (1)	1,738,659	—	—	—	—
Weighted average shares outstanding - dilutive	31,262,300	24,875,669	28,640,896	24,875,669	52,253

(1)         For the periods in which the Company was in a net loss position, there was no dilutive effect on net loss per common share as the Class P units issued by the predecessor and options issued by the successor are antidilutive.

4. Inventories

Inventories consisted of the following:

	September 30,	March 31,
	2011	2011
Raw materials	$11,763	$9,847
Work in process	1,652	2,307
Finished goods	23,246	20,669
	36,661	32,823
Valuation reserves	(984)	(1,705)
Net inventory	$35,677	$31,118

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	March 31,
	2011	2011

Land, buildings and improvements	$13,272	$13,495
Machinery and equipment	6,416	7,378
Office furniture and equipment	2,630	2,595
Construction in process	4,677	—
	26,995	23,468
Accumulated depreciation	(2,924)	(1,782)
	$24,071	$21,686

6.  Intangibles

Intangible assets at September 30, 2011and March 31, 2011were related to the CHS Transactions and consisted of the following:

	Gross Carrying Amount at September 30, 2011	Accumulated Amortization	Net Carrying Amount at September 30, 2011	Gross Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at March 31, 2011

Trademarks	$47,753	$—	$47,753	$49,403	$—	$49,403
Developed technology	10,943	(850)	10,093	11,321	(600)	10,721
Customer relationships	101,124	(12,144)	88,980	104,319	(7,240)	97,079
Backlog	10,088	(10,088)	—	10,480	(10,480)	—
Certification	498	—	498	516	—	516
Other	1,634	(424)	1,210	1,634	(297)	1,337

Total	$172,040	$(23,506)	$148,534	$177,673	$(18,617)	$159,056

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, and other intangible assets have estimated lives of 20 years, 10 years, and 6 years, respectively. The weighted average useful life for the group is 10 years.

The net carrying amounts of intangible assets are affected by currency translation adjustments.   As compared to the net carrying amounts at March 31, 2011, intangible assets at September 30, 2011, were approximately $4.8 million lower due to fluctuations in exchange rates used to value intangible assets carried in foreign currency.

7. Goodwill

The carrying amount of goodwill as of September 30, 2011, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Foreign currency translation impact	(4,548)
Balance as of September 30, 2011	$116,202

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

8. Accrued Liabilities

Accrued current liabilities consisted of the following:

	September 30, 2011	March 31, 2011

Accrued employee compensation and related expenses	$6,943	$9,333
Interest	5,376	9,083
Customer prepayment	1,712	6,866
Warranty reserve	595	1,325
Professional fees	918	774
Compliance costs	55	55
Other	2,861	1,536
Total accrued current liabilities	$18,460	$28,972

9. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,120 in the six months ended September 30, 2011.  In the prior year periods of May 1 to September 30, 2010 and April 1 to April 30, 2010, we paid management fees (both “Successor” and “Predecessor”) of $833 and $79, respectively. Management fees including the termination fee are included as part of Marketing, general and administrative and engineering expense. Additionally, in the prior year periods of May 1 to September 30, 2010 and April 1 to April 30, 2010, we paid success fees to owners (both Successor and Predecessor) of $3,022 and $4,716, respectively.

Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction” which totaled $3,687 and $4,213 at September 30, 2011 and March 31, 2011, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the sale that was completed on April 30, 2010.  During the three and six months ended September 30, 2011, we paid $154 and $526, respectively, to the Predecessor owners for cash amounts that were released during the three month period.  At September 30, 2011, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

10. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,438 USD at September 30, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at September 30, 2011 or March 31, 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,608 USD at September 30, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at September 30, 2011 or March 31, 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $318 USD at September 30, 2011). The facility is collateralized by real estate. The facilities had no loans outstanding as of September 30, 2011 or March 31, 2011.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $587 USD at September 30, 2011).  The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 11, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at September 30, 2011 or March 31, 2011.

11. Long-Term Debt

Long- term debt consisted of the following:

	September 30, 2011	March 31, 2011

9.500% Senior Secured Notes, due May 2017	$143,410	$210,000
	143,410	210,000
Less current portion	—	(21,000)
	$143,410	$189,000

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of September 30, 2011, we had $32.9 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At September 30, 2011 we had $6.5 million of outstanding borrowings under the revolving credit facility with an interest rate of 5%.

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

Senior secured notes.  As of September 30, 2011, we had $143.4 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $13.6 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

During the three and six months ended September 30, 2011, the Company made partial redemptions of the senior secured notes in the amount of $24,590 and $66,590, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $2,336 and $2,966 for the three and six months ended September 30, 2011, respectively. In addition, the Company accelerated deferred debt amortization of $1,051 and $2,922 for the three and six months ended September 30, 2011, respectively.  These expenses were included in interest expense for the periods reported.  See Note 19, “Subsequent Events” regarding the private purchase of additional senior secured notes in October 2011.

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

Restrictive covenants.  The revolving credit facility and senior secured notes contain various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to customary exceptions.

Information about our long-term debt that is not measured at fair value follows:

	September 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$143,410	$149,146	$210,000	$225,800	Level 2 - Market Approach

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

12. Commitments and Contingencies

At September 30, 2011, the Company had in place letter of credit guarantees from banks securing performance obligations of the Company. These arrangements totaled approximately $6,983 and related to certain sales contracts and local lines of credit for which $2,262 is secured by cash deposits. Included in prepaid expenses and other current assets at September 30, 2011 and March 31, 2011, was approximately $2,262 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

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

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Two cases are currently pending. Insurers are defending us in one of the two lawsuits, and we expect that an insurer will defend us in the remaining matter. Of the concluded suits, there were seven cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $375 in estimated settlement of these matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At September 30, 2011, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Building Construction Accident - On July 27, 2011, during construction of the expansion of our manufacturing facility by a third party contractor in San Marcos, Texas, a section of the partially completed steel framework collapsed during erection.  One employee of the erection subcontractor to the general contractor was killed.  There were no Thermon employees on the construction site at the time of the incident.  The cause of the incident is under investigation by OSHA.  Present estimates are that completion of the project will be delayed at least three months until the end of the 2012 fiscal year.  We do not expect significant adverse effects on our ability to produce and ship product as a result of the incident because we had accumulated inventory in preparation of the manufacturing downtime for the equipment move originally scheduled for October/November 2011.

Warranty Reserve— Changes in the Company’s product liability are as follows:

	Six Months Ended Sept. 30, 2011 (Successor)	For the Period From May 1, Through Sept. 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Balance at beginning of period	$1,325	$1,057	$699
Provision for warranties issued	38	104	19
Reclassification of other liabilities	—	—	339
Settlements	(768)	(436)	—
Balance at end of period	$595	$725	$1,057

13. Shareholders’ Equity

In May 2011, we completed an initial public offering of our common stock. We issued 4,575,098 new common shares for which we received $48,459 after deductions for offering expenses, underwriting discounts and commissions. The gross offering price was $12.00 per share.   In addition, some of our stockholders participated in the offering and sold a total of 6,074,902 shares at a gross offering price of $12.00 per share, for which they were paid directly.  After completion of the initial public offering and the issuance of 15,136 restricted shares (see note 15, “Stock-Based Compensation Expense”), Thermon Group Holdings had 29,523,641 shares outstanding out of a total 150,000,000 authorized at September 30, 2011.   At September 30, 2011, CHS and two other private equity firms controlled approximately 53.3% of the common stock of Thermon Group Holdings.

Thermon Group Holdings also has 10,000,000 preferred shares authorized with none issued.

14. Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net loss, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. Comprehensive income (loss) for the six month periods ended September 30, 2011 and September 30, 2010 was as follows:

	Six Months Ended Sept. 30, 2011 (Successor)	For the Period From May 1, Through Sept. 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Comprehensive Income (Loss):

Net Loss	$(1,152)	$(13,970)	$(267)
Foreign currency translation gains (losses), net of taxes	(11,130)	(1,780)	(576)
Total comprehensive loss	$(12,282)	$(15,750)	$(843)

15. Stock-Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the Restricted Stock and Stock Option Plan.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our Restricted Stock and Stock Option Plan became vested and could be exercised.  While options may be exercised, any shares purchased were subject to certain lock-up restrictions regarding their sale which begin to expire on October 31, 2011.  At the date of the IPO on May 5, 2011, the company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the Restricted Stock and Stock Option Plan.

There were no stock compensation awards issued during the three months ended September 30, 2011.  On May 5, 2011, 117,600 shares, each with an exercise price of $12.00 per share, were granted under our 2011 Long-Term Incentive Plan for which stock compensation expense was not accelerated.  They vest ratably over five years with 20% at each anniversary date of the grant.  We valued these options with a Black-Scholes model. Due to the fact that the common stock underlying the options was not publicly traded prior to the IPO, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. Accordingly the assumptions we used included an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 3.25% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2012 was $5.99 per share. Excluding the $6,310 stock compensation expense associated with the acceleration of the pre-IPO options, the company recorded stock compensation expense related to unvested awards for the three and six months ended September 30, 2011 of $57 and $80, respectively.

During the six months ended September 30, 2011, the Company issued a total of 15,136 shares of restricted stock to members of its board of directors.  The restricted shares vest in one half increments over two years at the anniversary of the grant date. While the restricted shares are considered issued for purposes of total common shares outstanding at the time of the grant, they are subject to restrictions on transfer or sale until each anniversary vesting date. We valued the restricted shares at $11.89 per share, which was the market closing price at the date of the grant.  We will expense the value of the restricted shares as stock compensation expense ratably over the vesting period unless any portion is forfeited.

16. Miscellaneous Income (Expense)

Miscellaneous income (expense) is as follows:

				For the
				Period
	Three	Three		May 1	For the
	Months	Months	Six Months	Through	Period
	Ended Sept.	Ended Sept.	Ended Sept. 30,	Sept. 30,	Through April
	30, 2011	30, 2010	2011	2010	30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Professional fees and expenses related to CHS Transactions	$—	$(690)	$—	$(3,844)	$(5,660)
Employee bonus payments paid in connection with CHS Transactions	—	—	—	—	(3,545)
Changes in estimates for compliance fees and costs	—	—	—	600	—
Loss on foreign exchange transactions	(1,151)	(171)	(1,242)	(324)	—
Other	(22)	(77)	55	(70)	304
Total	$(1,173)	$(938)	$(1,187)	$(3,638)	$(8,901)

17. Income Taxes

Our anticipated annual effective tax rate of approximately 36.3% has been applied to our consolidated pre-tax loss for the six month period ended September 30, 2011. Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the US and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses.  For the six months ended September 30, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 56.0%. The effective tax rate was higher than the U.S. statutory rate due to deferred taxes released when the outstanding Canadian debt facility was retired. For the three month periods ended September 30, 2011 and 2010, the Company recorded tax expense of $2,109 and $235 on pre-tax income (loss) of $5,923 and $(1,562), respectively. In the six month period ended September 30, 2011 and the five month period ended September 30, 2010, the Company recorded approximately $780 and $664 of income tax benefit on pre-tax losses of approximately $(1,932) and $(14,634), respectively.

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

As of September 30, 2011, we have established a long-term liability for uncertain tax positions in the amount of $1,307 and have recognized no material adjustments to the liability recorded as of March 31, 2011.  All of our unrecognized tax benefits at September 30, 2011 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $63 for the six months ending September 30, 2011, resulting in a cumulative total accrual of $124.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s US federal income tax returns are under exam for the Predecessor’s tax years ending April 30, 2010 and March 31, 2010, and as of September 30, 2011 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 12, “Commitments and Contingencies”.

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

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

				For the	For the
	Three	Three		Period	Period
	Months	Months	Six Months	From May 1,	From April
	Ended	Ended	Ended	Through	1,
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Through
	2011	2010	2011	2010	30-Apr-10
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales by geographic area:
Western hemisphere
United States	$23,620	$14,972	$45,078	$26,546	$4,959
Canada	21,405	22,349	42,241	33,737	3,992
Elsewhere in the western hemisphere	138	252	513	447	25
Intercompany sales	13,677	13,947	30,999	21,040	3,850
	58,840	51,520	118,831	81,770	12,826
Eastern hemisphere:
Europe	13,495	18,691	30,008	29,647	2,970
Asia	9,365	7,186	14,801	10,588	1,117
Intercompany sales	851	(91)	1,625	105	51
	23,711	25,786	46,434	40,340	4,138

Eliminations of intercompany sales	(14,528)	(13,855)	(32,624)	(21,146)	(3,901)
	$68,023	$63,451	$132,641	$100,964	$13,063

Operating income (loss)
Western hemisphere
United States	$4,229	$824	$1,111	$(968)	$1,126
Canada	7,308	3,538	13,641	3,879	1,066
Elsewhere in the western hemisphere	(31)	131	86	168	(30)
Eastern hemisphere:
Europe	1,361	277	4,596	(232)	125
Asia	1,534	790	2,560	1,577	18
Unallocated:
Management fees	(15)	(499)	(8,120)	(833)	(79)
Other	—	—	—	(37)	(88)
	$14,386	$5,061	$13,874	$3,554	$2,138

19. Subsequent Events

Purchase and cancellation of Senior Secured Notes

On October 19, 2011, Thermon Industries, Inc. (a subsidiary of TGH)(the “Note Issuer”)  purchased $4,265 in aggregate principal amount of its outstanding 9.500% Senior Secured Notes due 2017 in a privately negotiated purchase transaction with certain note holders of the Note Issuer at a premium of 105.37% of the principal amount or $229.  After the purchase, the Company cancelled the applicable notes.

PART I — FINANCIAL INFORMATION

Item 1(continued) — Financial Statements of Thermon Holding Corp.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	September 30, 2011 (Unaudited)	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$13,192	$51,016
Accounts receivable, net of allowance for doubtful accounts of $1,571 and $1,487 as of September 30, 2011 and March 31, 2011, respectively	47,647	40,013
Inventories, net	35,677	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	1,925	2,063
Income taxes receivable	8,109	2,462
Prepaid expenses and other current assets	7,562	7,633
Deferred income taxes	1,887	2,779
Total current assets	115,999	137,084

Property, plant and equipment, net	24,071	21,686
Goodwill	116,202	120,750
Intangible assets, net	148,534	159,056
Debt issuance costs, net	7,809	11,573
Other noncurrent assets	—	633
	$412,615	$450,782

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,076	$18,573
Accrued liabilities	18,460	28,972
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	6,500	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	2,426	1,110
Income taxes payable	—	7,934
Obligations due to settle the CHS Transaction	3,687	4,213
Total current liabilities	50,149	83,865
Long-term debt, net of current maturities	143,410	189,000
Deferred income taxes	48,003	49,809
Other noncurrent liabilities	1,944	1,826

Additional paid in capital	186,300	131,191
Foreign currency translation adjustment	(1,099)	10,031
Accumulated deficit	(16,092)	(14,940)
Shareholders’ equity	169,109	126,282
	$412,615	$450,782

See accompanying notes.

Thermon Holding Corp.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

				For the Period
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2011	From May 1, Through September 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales	$68,023	$63,451	$132,641	$100,964	$13,063
Cost of sales	36,072	38,119	68,701	63,462	6,447
Gross profit	31,951	25,332	63,940	37,502	6,616
Operating expenses:
Marketing, general and administrative and engineering	14,687	13,971	44,303	22,522	4,263
Amortization of other intangible assets	2,878	6,300	5,763	11,426	215
Income from operations	14,386	5,061	13,874	3,554	2,138
Other income/(expenses):
Interest income	76	2	167	3	7
Interest expense	(5,030)	(5,687)	(11,820)	(11,531)	(6,229)
Loss on retirement of debt	(2,336)	—	(2,966)	—	—
Success fees to owners related to the CHS Transaction	—	—	—	(3,022)	(4,716)
Miscellaneous expense	(1,173)	(938)	(1,187)	(3,638)	(8,901)
Income (loss) before provision for income taxes	5,923	(1,562)	(1,932)	(14,634)	(17,701)
Income tax expense (benefit)	2,109	235	(780)	(664)	(17,434)
Net income (loss)	$3,814	$(1,797)	$(1,152)	$(13,970)	$(267)

See accompanying notes.

Thermon Holding Corp.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended September 30, 2011	For the Period From May 1, Through September 30, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Operating activities
Net loss	$(1,152)	$(13,970)	$(267)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,338	19,812	392
Amortization of debt costs	3,764	2,839	2,586
Stock compensation expense	6,399	—	—
Provision (benefit) for deferred income taxes	(65)	(1,684)	(15,122)
Changes in operating assets and liabilities:
Accounts receivable	(8,773)	(14,989)	1,365
Inventories	(5,622)	(3,023)	(1,719)
Costs and estimated earnings in excess of billings on uncompleted contracts	(329)	(439)	34
Other current and noncurrent assets	1,289	(2,480)	(3,151)
Accounts payable	1,341	9,168	825
Accrued liabilities and noncurrent liabilities	(5,188)	11,953	9,515
Income taxes payable	(13,784)	(559)	(860)
Net cash (used in) provided by operating activities	(14,782)	6,628	(6,402)

Investing activities
Purchases of property, plant and equipment	(4,267)	(1,129)	(97)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(372)	(313,892)	—
Other investing activities	—	—	(1,397)
Net cash used in investing activities	(4,639)	(315,021)	(1,494)

Financing activities
Proceeds from senior secured notes	—	210,000	—
Payments on senior secured notes	(66,590)	—	—
Proceeds from revolving line of credit	6,500	4,599	—
Payments on revolving lines of credit and long-term debt	(2,063)	(4,204)	(19,385)
Capital contributions	48,709	129,252	—
Premiums paid on redemption of senior secured notes	(3,596)	—	—
Debt issuance costs	—	(15,473)	—
Net cash provided by (used in) financing activities	(17,040)	324,174	(19,385)

Effect of exchange rate changes on cash and cash equivalents	(1,363)	(118)	(14)

Change in cash and cash equivalents	(37,824)	15,663	(27,295)
Cash and cash equivalents at beginning of period	51,016	—	30,147
Cash and cash equivalents at end of period	$13,192	$15,663	$2,852

See accompanying notes.

Thermon Holding Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)

1. Basis of Presentation

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,200 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Holding Corp. (“THC”) and its direct and indirect subsidiaries are referred to collectively as “we”,”our”, the “Company” or “Successor” herein.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors.”

In the CHS Transactions, the senior secured notes were issued by Thermon Finance, Inc., which immediately after the closing of the CHS Transactions was merged into our wholly-owned subsidiary Thermon Industries, Inc.

The CHS Transactions were accounted for as a purchase combination. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. While the Company takes responsibility for the allocation of assets acquired and liabilities assumed, it consulted with an independent third party to assist with the appraisal process.

Pushdown accounting was employed to reflect the purchase price paid by our new owner.

We have prepared our consolidated financial statements as if THC. had been in existence throughout all relevant periods. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance. The CHS Transactions which closed on April 30, 2010, resulted in the liquidation of the equity balances that belonged to the previous owner.  Accordingly, the consolidated statement of operations and cash flows are reported separately for the period from April 1, 2010 to April 30, 2010 for the (“Predecessor”).  The settlement of equity balances and associated transaction expenses of the Predecessor are reported in the Period from April 1, 2010 to April 30, 2010.

In May 2011,  our parent, Thermon Group Holdings, Inc. completed its initial public offering (“IPO”) of common shares in which it received net proceeds of $48,459, net of underwriting discounts and commissions and estimated offering expenses. These proceeds were contributed to the Company and were recorded as “Additional paid in capital” on our consolidated balance sheet at June 30, 2011.  See Note 12, “Shareholder’s Equity”.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2011. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2011 and March 31, 2011, and the results of our operations for the three months ended September 30, 2011 and 2010, the six months ended September 30, 2011, the period from May 1, 2010 to September 30, 2010 and the period from April 1 through April 30, 2010. Operating results for the period from May 1 through September 30, 2010 and for the period from April 1 through April 30, 2010 are not necessarily indicative of the results that may be expected for the three and six months ended September 30, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. All dollar and share amounts are presented in thousands, unless otherwise noted.

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

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	September 30,	March 31,
	2011	2011
Raw materials	$11,763	$9,847
Work in process	1,652	2,307
Finished goods	23,246	20,669
	36,661	32,823
Valuation reserves	(984)	(1,705)
Net inventory	$35,677	$31,118

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	March 31,
	2011	2011

Land, buildings and improvements	$13,272	$13,495
Machinery and equipment	6,416	7,378
Office furniture and equipment	2,630	2,595
Construction in process	4,677	—
	26,995	23,468
Accumulated depreciation	(2,924)	(1,782)
	$24,071	$21,686

5.  Intangibles

Intangible assets at September 30, 2011and March 31, 2011were related to the CHS Transactions and consisted of the following:

	Gross Carrying Amount at September 30, 2011	Accumulated Amortization	Net Carrying Amount at September 30, 2011	Gross Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at March 31, 2011

Trademarks	$47,753	$—	$47,753	$49,403	$—	$49,403
Developed technology	10,943	(850)	10,093	11,321	(600)	10,721
Customer relationships	101,124	(12,144)	88,980	104,319	(7,240)	97,079
Backlog	10,088	(10,088)	—	10,480	(10,480)	—
Certification	498	—	498	516	—	516
Other	1,634	(424)	1,210	1,634	(297)	1,337

Total	$172,040	$(23,506)	$148,534	$177,673	$(18,617)	$159,056

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, and other intangible assets have estimated lives of 20 years, 10 years, and 6 years, respectively. The weighted average useful life for the group is 10 years.

The net carrying amounts of intangible assets are affected by currency translation adjustments.   As compared to the net carrying amounts at March 31, 2011, intangible assets at September 30, 2011, were approximately $4.8 million lower due to fluctuations in exchange rates used to value intangible assets carried in foreign currency.

6. Goodwill

The carrying amount of goodwill as of September 30, 2011, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Foreign currency translation impact	(4,548)
Balance as of September 30, 2011	$116,202

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

7. Accrued Liabilities

Accrued current liabilities consisted of the following:

	September 30, 2011	March 31, 2011

Accrued employee compensation and related expenses	$6,943	$9,333
Interest	5,376	9,083
Customer prepayment	1,712	6,866
Warranty reserve	595	1,325
Professional fees	918	774
Compliance costs	55	55
Other	2,861	1,536
Total accrued current liabilities	$18,460	$28,972

8. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,120 in the six months ended September 30, 2011.  In the prior year periods of May 1 to September 30, 2010 and April 1 to April 30, 2010, we paid management fees (both “Successor” and “Predecessor”) of $833 and $79, respectively. Management fees including the termination fee are included as part of Marketing, general and administrative and engineering expense. Additionally, in the prior year periods of May 1 to September 30, 2010 and April 1 to April 30, 2010, we paid success fees to owners (both Successor and Predecessor) of $3,022 and $4,716, respectively.

Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction” which totaled $3,687 and $4,213 at September 30, 2011 and March 31, 2011, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the sale that was completed on April 30, 2010.  During the three and six months ended September 30, 2011, we paid $154 and $526, respectively, to the Predecessor owners for cash amounts that were released during the three month period.  At September 30, 2011, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

9. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,438 USD at September 30, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at September 30, 2011 or March 31, 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,608 USD at September 30, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at September 30, 2011 or March 31, 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $318 USD at September 30, 2011). The facility is collateralized by real estate. The facilities had no loans outstanding as of September 30, 2011 or March 31, 2011.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $587 USD at September 30, 2011).  The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 11, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at September 30, 2011 or March 31, 2011.

10. Long-Term Debt

Long- term debt consisted of the following:

	September 30, 2011	March 31, 2011

9.500% Senior Secured Notes, due May 2017	$143,410	$210,000
	143,410	210,000
Less current portion	—	(21,000)
	$143,410	$189,000

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of September 30, 2011, we had $32.9 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At September 30, 2011 we had $6.5 million of outstanding borrowings under the revolving credit facility with an interest rate of 5%.

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

Senior secured notes.  As of September 30, 2011, we had $143.4 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $13.6 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

During the three and six months ended September 30, 2011, the Company made partial redemptions of the senior secured notes in the amount of $24,590 and $66,590, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $2,336 and $2,966 for the three and six months ended September 30, 2011, respectively. In addition, the Company accelerated deferred debt amortization of $1,051 and $2,922 for the three and six months ended September 30, 2011, respectively.  These expenses were included in interest expense for the periods reported.  See Note 19, “Subsequent Events” regarding the private purchase of additional senior secured notes in October 2011.

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

Restrictive covenants.  The revolving credit facility and senior secured notes contain various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to customary exceptions.

Information about our long-term debt that is not measured at fair value follows:

	September 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$143,410	$149,146	$210,000	$225,800	Level 2 - Market Approach

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

11. Commitments and Contingencies

At September 30, 2011, the Company had in place letter of credit guarantees from banks securing performance obligations of the Company. These arrangements totaled approximately $6,983 and related to certain sales contracts and local lines of credit for which $2,262 is secured by cash deposits. Included in prepaid expenses and other current assets at September 30, 2011 and March 31, 2011, was approximately $2,262 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

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

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Two cases are currently pending. Insurers are defending us in one of the two lawsuits, and we expect that an insurer will defend us in the remaining matter. Of the concluded suits, there were seven cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $375 in estimated settlement of these matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At September 30, 2011, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Building Construction Accident - On July 27, 2011, during construction of the expansion of our manufacturing facility by a third party contractor in San Marcos, Texas, a section of the partially completed steel framework collapsed during erection.  One employee of the erection subcontractor to the general contractor was killed.  There were no Thermon employees on the construction site at the time of the incident.  The cause of the incident is under investigation by OSHA.  Present estimates are that completion of the project will be delayed at least three months until the end of the 2012 fiscal year.  We do not expect significant adverse effects on our ability to produce and ship product as a result of the incident because we had accumulated inventory in preparation of the manufacturing downtime for the equipment move originally scheduled for October/November 2011.

Warranty Reserve— Changes in the Company’s product liability are as follows:

	Six Months Ended Sept. 30, 2011 (Successor)	For the Period From May 1, Through Sept. 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Balance at beginning of period	$1,325	$1,057	$699
Provision for warranties issued	38	104	19
Reclassification of other liabilities	—	—	339
Settlements	(768)	(436)	—
Balance at end of period	$595	$725	$1,057

12. Shareholder’s Equity

In May 2011, our parent Thermon Group Holdings, Inc. completed an initial public offering of its common stock. They received $48,459 after deductions for offering expenses, underwriting discounts and commissions. Those funds were contributed to us for the purpose of making principal reductions of our Senior secured notes and for general corporate purposes.

We have 100,000 shares of $0.001 par value common stock issued and outstanding. All of our outstanding shares of common stock are held by our parent entity, Thermon Group Holdings, Inc.

13. Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net loss, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. Comprehensive income (loss) for the six month periods ended September 30, 2011 and September 30, 2010, was as follows:

	Six Months Ended Sept. 30, 2011 (Successor)	For the Period From May 1, Through Sept. 30, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Comprehensive Income (Loss):

Net Loss	$(1,152)	$(13,970)	$(267)
Foreign currency translation gains (losses), net of taxes	(11,130)	(1,780)	(576)
Total comprehensive loss	$(12,282)	$(15,750)	$(843)

14. Stock-Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the Restricted Stock and Stock Option Plan.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our Restricted Stock and Stock Option Plan became vested and could be exercised.  While options may be exercised, any shares purchased are subject to certain lock-up restrictions regarding their sale which begin to expire on October 31, 2011.  At the date of the IPO on May 5, 2011, the company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the Restricted Stock and Stock Option Plan.

There were no stock compensation awards issued during the three months ended September 30, 2011.  On May 5, 2011, 117,600 shares, each with an exercise price of $12.00 per share, were granted under our 2011 Long-term Incentive Plan for which stock compensation expense was not accelerated.  They vest ratably over five years with 20% at each anniversary date of the grant.  We valued these options with a Black-Scholes model. Due to the fact that the common stock underlying the options was not publicly traded prior to the IPO, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero.

Accordingly the assumptions we used included an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 3.25% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2012 was $5.99 per share. Excluding the $6,310 stock compensation expense associated with the acceleration of the pre-IPO options, the company recorded stock compensation expense related to unvested awards for the three and six months ended September 30, 2011 of $57 and $80, respectively.

During the six months ended September 30, 2011, the Company issued a total of 15,136 shares of restricted stock to members of its board of directors.  The restricted shares vest in one half increments over two years at the anniversary of the grant date. While the restricted shares are considered issued for purposes of total common shares outstanding at the time of the grant, they are subject to restrictions on transfer or sale until each anniversary vesting date. We valued the restricted shares at $11.89 per share,which was the market closing price at the date of the grant.  We will expense the value of the restricted shares as stock compensation expense ratably over the vesting period unless any portion is forfeited.

15. Miscellaneous Income (Expense)

Miscellaneous income (expense) is as follows:

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010	Six Months Ended Sept. 30, 2011	For the Period May 1 Through Sept. 30, 2010	For the Period Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Professional fees and expenses related to CHS Transactions	$—	$(690)	$—	$(3,844)	$(5,660)
Employee bonus payments paid in connection with CHS Transactions	—	—	—	—	(3,545)
Changes in estimates for compliance fees and costs	—	—	—	600	—
Loss on foreign exchange transactions	(1,151)	(171)	(1,242)	(324)	—
Other	(22)	(77)	55	(70)	304
Total	$(1,173)	$(938)	$(1,187)	$(3,638)	$(8,901)

16. Income Taxes

Our anticipated annual effective tax rate of approximately 36.3% has been applied to our consolidated pre-tax loss for the six month period ended September 30, 2011. Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the US and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses.  For the six months ended September 30, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 56.0%. The effective tax rate was higher than the U.S. statutory rate due to deferred taxes released when the outstanding Canadian debt facility was retired. For the three month periods ended September 30, 2011 and 2010, the Company recorded tax expense of $2,109 and $235 on pre-tax income (loss) of $5,923 and $(1,562), respectively. In the six month period ended September 30, 2011 and the five month period ended September 30, 2010, the Company recorded approximately $780 and $664 of income tax benefit on pre-tax losses of approximately $(1,932) and $(14,634), respectively.

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

As of September 30, 2011, we have established a long-term liability for uncertain tax positions in the amount of $1,307 and have recognized no material adjustments to the liability recorded as of March 31, 2011.  All of our unrecognized tax benefits at September 30, 2011 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $63 for the six months ending September 30, 2011, resulting in a cumulative total accrual of $124.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s US federal income tax returns are under exam for the Predecessor’s tax years ending April 30, 2010 and March 31, 2010, and as of September 30, 2011 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 12, “Commitments and Contingencies”.

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

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010	Six Months Ended Sept. 30, 2011	For the Period From May 1, Through Sept. 30, 2010	For the Period From April 1, Through 30-Apr-10
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales by geographic area:
Western hemisphere
United States	$23,620	$14,972	$45,078	$26,546	$4,959
Canada	21,405	22,349	42,241	33,737	3,992
Elsewhere in the western hemisphere	138	252	513	447	25
Intercompany sales	13,677	13,947	30,999	21,040	3,850
	58,840	51,520	118,831	81,770	12,826
Eastern hemisphere:
Europe	13,495	18,691	30,008	29,647	2,970
Asia	9,365	7,186	14,801	10,588	1,117
Intercompany sales	851	(91)	1,625	105	51
	23,711	25,786	46,434	40,340	4,138

Eliminations of intercompany sales	(14,528)	(13,855)	(32,624)	(21,146)	(3,901)
	$68,023	$63,451	$132,641	$100,964	$13,063

Operating income (loss)
Western hemisphere
United States	$4,229	$824	$1,111	$(968)	$1,126
Canada	7,308	3,538	13,641	3,879	1,066
Elsewhere in the western hemisphere	(31)	131	86	168	(30)
Eastern hemisphere:
Europe	1,361	277	4,596	(232)	125
Asia	1,534	790	2,560	1,577	18
Unallocated:
Management fees	(15)	(499)	(8,120)	(833)	(79)
Other	—	—	—	(37)	(88)
	$14,386	$5,061	$13,874	$3,554	$2,138

18. Subsequent Events

Purchase and cancellation of Senior Secured Notes

On October 19, 2011, Thermon Industries, Inc. (a subsidiary of TGH)(the “Note Issuer”)  purchased $4,265 in aggregate principal amount of its outstanding 9.500% Senior Secured Notes due 2017 in a privately negotiated purchase transaction with certain note holders of the Note Issuer at a premium of 105.37% of the principal amount or $229.  After the purchase, the Company cancelled the applicable notes.

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

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of September 30, 2011 and March 31, 2011 (“Successor”), the condensed consolidated statements of operations for the period from May 1, 2010 through September 30, 2010, the period from April 1 through April 30, 2010 (“Predecessor”)and the three months ended September 30, 2011 and 2010 (“Successor”),  and the condensed consolidated statements of cash flows for the period from May 1 through September30, 2010, the period from April 1 through April 30, 2010 (“Predecessor”) and the six month period ended September 30, 2011 (“Successor”).  The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Thermon Holding Corp.

Condensed Balance Sheet (Unaudited)

	September 30, 2011
	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5,974	$7,218	$—	$13,192
Accounts receivable, net	—	—	28,868	32,300	(13,521)	47,647
Inventories, net	—	—	19,418	18,617	(2,358)	35,677
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,626	299	—	1,925
Income taxes receivable	—	—	8,590	(481)	—	8,109
Prepaid expenses and other current assets	—	—	1,066	5,768	728	7,562
Deferred Income taxes	—	—	966	921	—	1,887
Total current assets	—	—	66,508	64,642	(15,151)	115,999
Property, plant and equipment, net	—	—	18,223	5,848	—	24,071
Goodwill	—	—	47,391	68,811	—	116,202
Intangible assets, net	1,205	—	74,940	72,389	—	148,534
Debt Issuance costs, net	—	7,809	—	—	—	7,809
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	100,043	238,175	106,281	—	(444,499)	—
	$101,248	$245,984	$313,473	$211,690	$(459,780)	$412,615
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$11,961	$17,511	$(10,396)	$19,076
Accrued liabilities	—	5,364	6,774	8,262	(1,940)	18,460
Obligations in settlement of the CHS Transactions	—	—	3,687	—	—	3,687
Borrowings under revolving lines of credit	—	6,500	—	—	—	6,500
Billings in excess of costs and estimated	—	—	2,001	425	—	2,426
Intercompany loans	(67,301)	92,064	(23,608)	160	(1,315)	—
Total current liabilities	(67,301)	103,928	815	26,358	(13,651)	50,149
Long-term debt, net of current maturities	—	143,410	—	—	—	143,410
Deferred Income taxes	—	—	31,128	16,875	—	48,003
Other noncurrent liabilities	—	—	1,431	513	—	1,944
Shareholder’s equity	168,549	(1,354)	280,099	167,944	(446,129)	169,109
	$101,248	$245,984	$313,473	$211,690	$(459,780)	$412,615

Thermon Holding Corp.

Condensed Balance Sheet (Unaudited)

	March 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$—	$—	$41,829	$9,187	$—	$51,016
Accounts receivable, net	—	—	22,613	31,175	(13,775)	40,013
Inventories, net	—	—	14,426	18,461	(1,769)	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,816	247	—	2,063
Income taxes receivable	—	—	2,001	461	—	2,462
Prepaid expenses and other current assets	620	—	1,065	5,402	546	7,633
Deferred Income taxes	—	—	2,254	525	—	2,779
Total current assets	620	—	86,004	65,458	(14,998)	137,084
Property, plant and equipment, net	—	—	15,257	6,429	—	21,686
Goodwill	—	—	47,391	73,359	—	120,750
Intangible assets, net	1,332	—	77,860	79,864	—	159,056
Debt Issuance costs, net	—	11,573	—	—	—	11,573
Other noncurrent assets	—	—	633	—	—	633
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	105,738	226,904	100,848	—	(433,490)	—
	$107,690	$238,477	$328,123	$225,110	$(448,618)	$450,782
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$10,713	$19,308	$(11,448)	$18,573
Accrued liabilities	—	9,023	7,554	13,500	(1,105)	28,972
Current portion of longterm debt	—	21,000	—	—	—	21,000
Borrowing under revolving lines of credits	—	—	—	2,063	—	2,063

Billings in excess of costs and estimated Earnings on uncompleted contracts	—	—	1,119	(9)	—	1,110
Income taxes payable (receivable)	—	—	4,427	3,507	—	7,934
Obligations in settlement of the CHS Transactions	—	—	4,213	—	—	4,213
Intercompany payables	(18,592)	10,167	9,580	197	(1,352)	—
Total current liabilities	(18,592)	40,190	37,606	38,566	(13,905)	83,865
Long-term debt, net of current maturities	—	189,000	—	—	—	189,000
Deferred Income taxes	—	—	31,134	18,675	—	49,809
Other noncurrent liabilities	—	—	1,298	528	—	1,826
Shareholder’s equity	126,282	9,287	258,085	167,341	(434,713)	126,282
	$107,690	$238,477	$328,123	$225,110	$(448,618)	$450,782

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended September 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$36,626	$45,813	$(14,416)	$68,023
Cost of sales	—	—	24,434	26,139	(14,501)	36,072
Gross profit	—	—	12,192	19,674	85	31,951
Operating expenses:
Marketing, general and administrative and engineering	58	(1)	6,480	8,150	—	14,687
Amortization of other intangible assets	64	—	1,461	1,353	—	2,878
Income (loss) from operations	(122)	1	4,251	10,171	85	14,386
Other income/(expenses):
Equity in earnings of subsidiaries	4,445	6,710	3,517	—	(14,672)	—
Interest income	—	—	1	75	—	76
Interest expense	—	(4,886)	(32)	(112)	—	(5,030)
Loss on retirement of debt	—	(2,336)	—	—	—	(2,336)
Miscellaneous income/(expense)	—	—	1,743	(2,916)	—	(1,173)
Income (loss) before provision for income taxes	4,323	(511)	9,480	7,218	(14,587)	5,923
Income tax expense (benefit)	—	—	71	1,996	42	2,109
Net income (loss)	$4,323	$(511)	$9,409	$5,222	$(14,629)	$3,814

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	Six Months Ended September 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$74,500	$90,638	$(32,497)	$132,641
Cost of sales	—	—	49,119	51,490	(31,908)	68,701
Gross profit	—	—	25,381	39,148	(589)	63,940
Operating expenses:
Marketing, general and administrative and engineering	6,515	7,860	14,377	15,551	—	44,303
Amortization of other intangible assets	128	—	2,921	2,714	—	5,763
Income (loss) from operations	(6,643)	(7,860)	8,083	20,883	(589)	13,874
Other income/(expenses):
Equity in earnings of subsidiaries	6,000	20,022	9,571	—	(35,593)	—
Interest income	—	—	21	146	—	167
Interest expense	—	(11,589)	(35)	(196)	—	(11,820)
Loss on retirement of debt	—	(2,966)	—	—	—	(2,966)
Miscellaneous income/(expense)	—	—	3,648	(4,835)	—	(1,187)
Income (loss) before provision for income taxes	(643)	(2,393)	21,288	15,998	(36,182)	(1,932)
Income tax expense (benefit)	—	—	(4,864)	4,266	(182)	(780)
Net income (loss)	$(643)	$(2,393)	$26,152	$11,732	$(36,000)	$(1,152)

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended September 30, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$29,400	$47,801	$(13,750)	$63,451
Cost of sales	—	—	19,937	31,934	(13,752)	38,119
Gross profit	—	—	9,463	15,867	2	25,332
Operating expenses:
Marketing, general and administrative and engineering	116	—	6,730	7,125	—	13,971
Amortization of other intangible assets	26	—	2,265	4,009	—	6,300
Income (loss) from operations	(142)	—	468	4,733	2	5,061
Other income/(expenses):
Equity in earnings of subsidiaries	(1,654)	3,233	1,456	—	(3,035)	—
Interest income	—	—	—	2	—	2
Interest expense	—	(5,562)	(98)	(27)	—	(5,687)
Miscellaneous income/(expense)	(1)	—	1,132	(2,069)	—	(938)
Income (loss) before provision for income taxes	(1,797)	(2,329)	2,958	2,639	(3,033)	(1,562)
Income tax expense (benefit)	—	—	(1,173)	1,408	—	235
Net income (loss)	$(1,797)	$(2,329)	$4,131	$1,231	$(3,033)	$(1,797)

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	For the Period From April 1, 2010 Through April 30, 2010 (Predecessor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$8,621	$8,342	$(3,900)	$13,063
Cost of sales	—	—	5,223	5,027	(3,803)	6,447
Gross profit	—	—	3,398	3,315	(97)	6,616
Operating expenses:
Marketing, general and administrative and engineering	—	—	2,304	1,959	—	4,263
Amortization of other intangible assets	—	—	38	177	—	215
Income (loss) from operations	—	—	1,056	1,179	(97)	2,138
Other income/(expenses):
Equity in earnings of subsidiaries	7,689	11,780	(307)	—	(19,162)	—
Interest income	—	—	1	6	—	7
Interest expense	(1,245)	—	(3,404)	(1,580)	—	(6,229)
Miscellaneous income/(expense)	(6,711)	(3,080)	(2,076)	(1,750)	—	(13,617)

Income (loss) before provision for income taxes	(267)	8,700	(4,730)	(2,145)	(19,259)	(17,701)
Income tax expense (benefit)	—	—	(17,063)	(341)	(30)	(17,434)
Net income (loss)	$(267)	$8,700	$12,333	$(1,804)	$(19,229)	$(267)

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	For the Period From May 1, 2010 Through September 30, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$47,586	$74,419	$(21,041)	$100,964
Cost of sales	—	—	34,066	50,384	(20,988)	63,462
Gross profit	—	—	13,520	24,035	(53)	37,502
Operating expenses:
Marketing, general and administrative and engineering	194	—	11,256	11,072	—	22,522
Amortization of other intangible assets	79	—	3,775	7,572	—	11,426
Income (loss) from operations	(273)	—	(1,511)	5,391	(53)	3,554
Other income/(expenses):
Equity in earnings of subsidiaries	(8,173)	3,546	2,430	—	2,197	—
Interest income	—	—	—	3	—	3
Interest expense	—	(11,344)	(150)	(37)	—	(11,531)
Miscellaneous income/(expense)	(5,524)	(461)	2,685	(3,360)	—	(6,660)
Income (loss) before provision for income taxes	(13,970)	(8,259)	3,454	1,997	2,144	(14,634)
Income tax expense (benefit)	—	—	(2,388)	1,737	(13)	(664)
Net income (loss)	$(13,970)	$(8,259)	$5,842	$260	$2,157	$(13,970)

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	Six Months Ended September 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$504	$(18,715)	$1,833	$1,584	$12	$(14,782)

Investing activities
Purchases of P.P.&E.	—	—	(4,140)	(127)	—	(4,267)
Cash paid for Thermon	—	—	(372)	—	—	(372)
Net cash provided by (used in) investing activities	—	—	(4,512)	(127)	—	(4,639)

Financing activities
Payments on Senior Secured Notes	—	(66,590)	—	—	—	(66,590)
Proceeds from revolving lines of credit	—	6,500	—	—	—	6,500
Payments on revolving lines of credit	—	—	—	(2,063)	—	(2,063)
Capital contributions	48,709	—	—	—	—	48,709
Premiums paid on redemption of Senior Secured Notes	—	(3,596)	—	—	—	(3,596)
Change in affiliate debt	(49,213)	82,401	(33,176)	—	(12)	—
Net cash provided by (used in) financing activities	(504)	18,715	(33,176)	(2,063)	(12)	17,040

Effect of exchange rates on cash and cash equivalents	—	—	—	(1,363)	—	(1,363)

Change in cash and cash equivalents		—	(35,855)	(1,969)	—	(37,824)
Cash at beginning of period	—	—	41,829	9,187	—	51,016
Cash at End of period	$—	$—	$5,974	$7,218	$—	$13,192

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	For the Period from May 1, 2010 to September 30, 2010 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$(5,912)	$(868)	$5,002	$8,616	$(210)	$6,628

Investing activities
Purchase of P.P.&E	—	—	(864)	(265)	—	(1,129)
Cash paid for Thermon	(172,631)	(145,417)	4,156	—	—	(313,892)
Net cash provided by (used in) investing activities	(172,631)	(145,417)	3,292	(265)	—	(315,021)

Financing activities
Proceeds from Senior Secured Notes	—	210,000	—	—	—	210,000
Proceeds from revolving line of credit	—	—	2,000	2,599	—	4,599
Payments on revolving lines of credit	—	—	(2,000)	(2,204)	—	(4,204)
Capital contributions	129,252	—	—	—	—	129,252
Debt issuance costs	—	(15,473)	—	—	—	(15,473)
Change in affiliate debt	49,291	(48,242)	(4,132)	2,873	210	—
Net cash provided by (used in) financing activities	178,543	146,285	(4,132)	3,268	210	324,174

Effect of exchange rates on cash and cash equivalents	—	—	—	(118)	—	(118)

Change in cash and cash equivalents	—	—	4,162	11,501	—	15,663
Cash at beginning of period	—	—	—	—	—	—
Cash at End of period	$—	$—	$4,162	$11,501	$—	$15,663

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	For the Period From April 1 Through April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$—	$(55)	$—	$(1,118)	$(1,892)	$(3,337)	$(6,402)
Investing activities
Purchases of P.P.&E.	—	—	—	(15)	(82)	—	(97)
Other investing transactions	—	(1,399)	—	—	2		(1,397)
Net cash provided by (used in) investing activities	—	(1,399)	—	(15)	(80)	—	(1,494)
Financing activities
Payments on debt	—	(4,857)	—	—	(14,528)		(19,385)
Payment of Intercompany dividends	—	—	—	—	(2,543)	2,543	—
Change in affiliate debt	—	6,311	—	(3,482)	(3,623)	794	—
Net cash provided by (used in) financing activities	—	1,454	—	(3,482)	(20,694)	3,337	(19,385)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	(14)	—	(14)
Change in cash and cash equivalents	—	—	—	(4,615)	(22,680)	—	(27,295)
Cash at beginning of period	—	—	—	4,692	25,455	—	30,147
Cash at End of period	$—	$—	$—	$77	$2,775	$—	$2,852

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Special Note Regarding Forward-Looking Statements

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2011 and 2010 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2011 and 2010 as Interim 2012 and Interim 2011, respectively.  We refer to the six month periods ended September 30, 2011 and 2010 as Fiscal 2012 and Fiscal 2011, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and related notes included above.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business; and (xii) other factors discussed in more detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 20, 2011.  Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For the three and six month periods ended September 30, 2011, 65% and 66%, respectively, of our revenues were generated outside of the United States.

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

•                  Cyclicality of end-users’ markets.  Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have noted particular cyclicality in capital spending for new facilities in Asia, Eastern Europe and the Middle East. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could adversely affect the demand for our products and services and our business, financial condition and results of operations.

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

•                  Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For the entire fiscal year 2011, MRO/UE sales comprised approximately 55% of our consolidated revenues.  In Interim 2012, MRO/UE comprised 64% of our revenue and in Fiscal 2012, MRO/UE comprised 65% of our revenue.

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

Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories.  We make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $1.6 million and $1.5 million at September 30, 2011 and March 31, 2011, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated fair value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $1.0 million and $1.7 million at September 30, 2011 and March 31, 2011, respectively. Our allowance for the warranty on our sold products and installations was $0.6 million and $1.3 million at September 30, 2011 and March 31, 2011, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

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

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of September 30, 2011, we had goodwill of approximately $116.2 million, including the impact of the CHS Transactions. There have been no impairments of goodwill during the three and six months ended September 30, 2011.

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

Our operating expenses remain relatively consistent (as a percentage of revenue) with some variability related to overall headcount of the company which increased slightly in the three and six month periods ended September 30, 2011. Fluctuations in operating expense are partly due to changes in management’s estimates for items such as annual bonus attainment and reserves for bad debt.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended September 30, 2011 and the three months ended September 30, 2010 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/ (Decrease)
	2011	2010	$	%
Consolidated Statements of Operations Data:
Sales	$68,023	$63,451	$4,572	7.2%
Cost of sales	36,072	35,641	431	1.2%
Purchase accounting adjustments (1)	—	2,478	(2,478)	(100)%
Gross profit	$31,951	$25,332	$6,619	26.1%
Gross margin %	47%	40%
Operating expenses:
Marketing, general and administrative and engineering	$14,615	$13,471	$1,144	8.5%
Stock compensation expense	57	—	57	100%
Management fees, including termination fees	15	500	(485)	(97.0)%
Amortization of intangible assets	2,878	6,300	(3,422)	(54.3)%
Income from operations	$14,386	$5,061	$9,325	184.3%

Interest expense, net (2):
Interest income	76	2	74	3,700.0%
Interest expense	(3,581)	(5,194)	(1,613)	(31.1)%
Acceleration of unamortized debt cost	(1,051)	—	1,051	100%
Premium on bond redemption	(2,336)	—	2,336	100%
Amortization of debt costs	(398)	(493)	(95)	19.3%
Interest expense, net	(7,290)	(5,685)	1,605	28.2%
Other income/(expense):
Fees and expenses related to the CHS Transactions	—	(690)	(690)	(100)%
Miscellaneous income/(expense)	(1,173)	(248)	925	373.0%
Income (loss) before provision for income taxes	$5,923	$(1,562)	$7,485	479.2%
Income tax expense (benefit)	2,109	235	1,874	797.4%
Net income (loss)	$3,814	$(1,797)	$5,611	312.2%

(1)                                  In the period ended September 30, 2010, there was a non-cash negative impact of $2.5 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(2)                                  During the three months ended September 30, 2011, we made redemption payments on our senior notes totaling $24.6 million.  These payments resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal.  We have presented the breakdown of these charges in order to provide guidance of our expected interest and debt amortization cost in future periods.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues. Revenues for Interim 2012 were $68.0 million, compared to $63.5 million for Interim 2011, an increase of $4.5 million or 7.1%.  The increase in revenue is attributable to revenue growth within our Western Hemisphere which increased $6.6 million as compared to Interim 2011, where we benefited from a robust energy sector and activity in the power generation industry. Revenue in the Eastern Hemisphere was $2.1 million lower in Interim 2012 than Interim 2011 due to the timing of some of our customer orders on larger projects.  Revenue from large Greenfield projects was lower in Interim 2012 representing 36% of total sales as compared to 52% in Interim 2011.  Our calculation of MRO/UE as a proportion of total revenue was approximately 64% during the three months ended September 30, 2011.  Greenfield sales in Interim 2011 were higher than our historical average due to fluctuations in our product mix and the timing of large Greenfield projects.

Gross profit and margin. Gross profit totaled $32.0 million in Interim 2012, compared to $25.3 million in Interim 2011, an increase of $6.6 million or 26%. As a percentage of revenues, gross profit increased to 47.0% in Interim 2012 from 39.9% in Interim 2011.  In Interim 2011 there was a non-cash $2.5 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross profit percentage would have been 43.8%. Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. The increase in gross margin in Interim 2012 is mostly due to a larger MRO/UE revenue contribution in Interim 2012 as compared to Interim 2011.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $14.7 million for Interim 2012, compared to $14.0 million in Interim 2011, an increase of $0.7 million or 5.0%. Marketing, general and administrative and engineering costs in Interim 2012 were 21.6% of total revenue as compared to 22.0% in Interim 2011. We expect marketing, general and administrative and engineering expense to be 21% to 25% of our total revenue.  The increase of $0.7 million is attributable to increased compensation expense as we have added more personnel to support our growing business in Interim 2012.

Amortization of intangible assets. Amortization of intangible assets was $2.9 million in Interim 2012, compared to $6.3 million in Interim 2011, a decrease of $3.4 million.  We expect that Interim 2012 is more representative of our estimated quarterly expense for amortization of intangible assets for the foreseeable future subject to foreign translation adjustments.   Interim 2011 was higher because it included the amortization of estimated backlog which was expensed over five months, which was the estimated life for that intangible asset generated by the CHS Transactions.  The amortization related to backlog accounted for the entire $3.4 million difference between the comparative periods.

Interest expense. Interest expense, net was $7.3 million in Interim 2012, compared to $5.7 million in Interim 2011, an increase of $1.6 million. In Interim 2012, we made partial redemptions of our senior notes totaling $24.6 million.  In connection with the bond redemption in Interim 2012, we incurred deferred debt cost acceleration of $1.1 million and other prepayment costs of $2.3 million.  Interest expense on outstanding principal was $3.6 million and $5.2 million for Interim 2012 and Interim 2011, respectively.   Amortization of the remaining unamortized debt costs was $0.4 million for the three months ended September 30, 2011.

Miscellaneous expense. Other expense was $1.2 million in Interim 2012, compared to miscellaneous expense of $0.9 million in Interim 2011. The $1.2 million expense in Interim 2012 is associated with a foreign exchange loss.  During Interim 2012, there was significant volatility in currency rates, most notably the strength of the US Dollar.  In Interim 2011 we incurred $0.7 million of fees and expenses related to the CHS Transactions.

Income taxes.  We reported an income tax expense of $2.1 million in Interim 2012, compared to a $0.2 million tax expense in Interim 2011, an increase of $1.9 million. The effective tax rates were 35.6% in Interim 2012 and 15.0% in Interim 2011. Our anticipated annual effective tax rate of approximately 36.3% has been applied to our consolidated pre-tax loss in calculating the amount of the income tax benefit for the three months ended September 30, 2011. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  The effective tax rate for Interim 2011 was significantly impacted by the CHS Transactions.  Permanent items recorded in Interim 2011 included non-deductible portions of the CHS Transactions costs as well a recorded valuation allowance on foreign tax carry forwards.  See Note 17, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended September 30, 2011, included elsewhere in this quarterly report, for further detail on income taxes.

Net income (loss). Net income was $3.8 million in Interim 2012 as compared to net loss of ($1.8) million in Interim 2011, an increase of $5.6 million. Gross profit contributed an additional $6.6 million to net income as compared to Interim 2011 and reduced amortization of intangible assets contributed $3.4 million. These amounts were offset by additional interest charges of $1.6 million associated with the partial redemption of bonds, $0.7 million in marketing, general and administrative and engineering plus additional tax expense of $1.9 million.

The following table sets forth our statements of operations for the six months ended September 30, 2011 and the six months ended September 30, 2010 and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/ (Decrease)
		2010
	2011	Combined (1)	$	%
Consolidated Statements of Operations Data:
Sales	$132,641	$114,027	$18,614	16.3%
Cost of sales	68,701	62,390	6,311	10.1%
Purchase accounting adjustments (2)	—	7,519	(7,519)	(100)%
Gross profit	$63,940	$44,118	$19,822	44.9%
Gross margin %	48%	39%
Operating expenses:
Marketing, general and administrative and engineering	$29,785	$25,873	$3,912	15.1%
Stock compensation expense	6,398	—	6,398	100%
Management fees, including termination fees	8,120	912	7,208	790.4%
Amortization of intangible assets	5,763	11,641	(5,878)	(50.5)%
Income from operations	$13,874	$5,692	$8,694	152.7%

Interest expense, net (3):
Interest income	167	10	157	1,570.0%
Interest expense	(8,057)	(12,335)	(4,278)	(34.7)%
Acceleration of unamortized debt cost	(2,922)	(4,932)	(2,010)	(40.8)%
Premium on bond redemption	(2,966)	—	2,966	100%
Amortization of debt costs	(841)	(493)	348	70.6%
Interest expense, net	(14,619)	(17,750)	(3,131)	(17.6)%
Other income/(expense):
Fees and expenses related to the CHS Transactions (4)	—	(20,787)	(20,787)	(100)%
Miscellaneous income/(expense)	(1,187)	510	1,697	332.7%
Income (loss) before provision for income taxes	$(1,932)	$(32,335)	$30,403	94.0%
Income tax expense (benefit)	(780)	(18,098)	17,318	95.7%
Net income (loss)	$(1,152)	$(14,237)	$13,085	91.9%

(1)          The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through September 30, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2011 and 2010 appearing above for a separate presentation of the results for the Predecessor and Successor periods in accordance with GAAP.

	For the Period From April 1, Through April 30, 2010 (Predecessor)	For the Period From May 1, 2010 Through Sept.30, 2010 (Successor)	Six months Ended Sept. 30, 2010 (Predecessor/ Successor Combined) (Non-GAAP)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$13,063	$100,964	$114,027
Cost of revenues	6,447	55,943	62,390
Purchase accounting non-cash adjustment		7,519	7,519
Gross profit	6,616	37,502	$44,118
Marketing, general and administrative and engineering	4,184	21,689	25,873
Management fees	79	833	912
Amortization of intangible assets	215	11,426	11,641
Income from operations	2,138	3,554	$5,692
Interest expense, net	(6,222)	(11,528)	(17,750)
Fees and expenses related to the CHS Transactions	(13,990)	(6,797)	(20,787)
Miscellaneous income/(expense)	373	137	510
Loss before provision for income taxes	(17,701)	$(14,634)	$(32,335)
Income tax (benefit)	(17,434)	(664)	(18,098)
Net loss	$(267)	$(13,970)	$(14,237)

(2)                                 In the combined periods ended September 30, 2010, there was a non-cash negative impact of $7.5 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(3)                                  During the six months ended September 30, 2011, we made redemption payments on our senior notes totaling $66.6 million.  These payments resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal.  The combined periods ended September 30, 2010, also included similar accelerated debt cost related to the payment of debt by the Predecessor. We have presented the breakdown of these charges in order to provide guidance of our expected interest and debt amortization cost in future periods.

(4)                                  Fees and expenses related to the CHS Transactions are combined herein to include success fees on CHS Transactions of $7.7 million along with $13.1 million of other transaction expenses that are reported as part of miscellaneous expense on our unaudited statement of operations.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010 (Predecessor/Successor Combined) (Non-GAAP)

The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through September 30, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended September 30, 2011 and 2010 appearing above include a separate presentation of the results for the Predecessor and Successor periods.  We have presented a discussion of the results for these combined periods because it provides an easier-to-read discussion of the results of operations and provides the investor with information from which to analyze our financial results in a manner that is consistent with the way management reviews and analyzes our results of operations. In addition, the discussion of the combined results provides investors with the most meaningful comparison between our results for prior and future periods.

Revenues. Revenues for Fiscal 2012 were $132.6 million, compared to $114.0 million for Fiscal 2011, an increase of $18.6 million or 16.3%.  The increase in revenue is attributable to revenue growth within all geographic regions as well as growth in both MRO/UE and Greenfield projects.  Revenue from large Greenfield projects was lower in Fiscal 2012 representing 35% of total sales as compared to 52% in Fiscal 2011.  Our calculation of MRO/UE as a proportion of total revenue was approximately 65% during the six months ended September 30, 2011.  This compares to 55% for the entire fiscal year 2011.  We expect that revenue contributed from large Greenfield projects will fluctuate from period to period as construction schedules are inherently difficult to estimate.  While our percentage of revenue from MRO/UE during Fiscal 2012 was comparable to historical averages, we expect MRO/UE percentage to fluctuate as levels of large projects increase or decrease.

Gross profit and margin. Gross profit totaled $63.9 million in Fiscal 2012, compared to $44.1 million in Fiscal 2011, an increase of $19.8 million or 44.9%. As a percentage of revenues, gross profit increased to 48.2% in Fiscal 2012 from 38.7% in Fiscal 2011.  In Fiscal 2011 there was a non-cash $7.5 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross profit percentage would have been 45.3%. Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. The increase in gross margin in Fiscal 2012 is mostly due to a larger MRO/UE revenue contribution in Fiscal 2012 as compared to Fiscal 2011.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $44.3 million for Fiscal 2012, compared to $26.8 million in Fiscal 2011, an increase of $17.5 million or 65.3%. Included in the Fiscal 2012 amount are stock compensation charges of $6.4 million for the acceleration of options outstanding under our Restricted Stock and Stock Option Plan at the IPO date and $8.1 million in termination and management fees paid to our private equity sponsors in consideration for their agreement to terminate their management contract with us.   Excluding these charges, marketing, general and administrative and engineering costs would have been $29.8 million in Fiscal 2012 or 22.5% of total revenue as compared to 23.5% in Fiscal 2011.  The actual comparative increase of $3.9 million (excluding stock compensation and termination fees) is almost entirely related to an increase in payroll expenses to address personnel needs to meet growing customer demand.

Amortization of intangible assets. Amortization of intangible assets was $5.8 million in Fiscal 2012, compared to $11.6 million in Fiscal 2011, a decrease of $5.8 million.  We expect that Fiscal 2012 is more representative of our estimated expense for amortization of intangible assets for the foreseeable future subject to foreign translation adjustments.   Fiscal 2011 was higher because it included the amortization of estimated backlog which was expensed over five months, which was the estimated life for that intangible asset generated by the CHS Transactions.  The amortization related to backlog accounted for the entire $5.8 million difference between the comparative periods.

Interest expense. Interest expense, net was $14.6 million in Fiscal 2012, compared to $17.8 million in Fiscal 2011, a decrease of $3.2 million. Both periods include charges for the redemption or prepayment of debt.  In Fiscal 2012, we made redemptions on our senior notes totaling $66.6 million and in Fiscal 2011 our Predecessor repaid $109 million of debt  in connection with the completion of the CHS Transactions which occurred April 30, 2010.  As a result of these repayments, deferred debt cost acceleration and other prepayment costs totaled $5.9 million and $4.9 million for Fiscal 2012 and Fiscal 2011, respectively.  Interest expense on outstanding principal was $8.1 million and $12.3 million for Fiscal 2012 and Fiscal 2011, respectively.

Miscellaneous expense. Other expense was $1.2 million in Fiscal 2012, compared to miscellaneous expense of $20.3 million in Fiscal 2011.  The $1.2 million expense in Fiscal 2012 is associated with a foreign exchange loss we incurred on certain accounts receivable balances.  In Fiscal 2011 we incurred $20.8 million of fees and expenses related to the CHS Transactions.  This included $7.7 million of success fees paid to the current and former owners of Thermon plus $13.1 million of transactional fees related to the purchase on April 30, 2010.

Income taxes.  We reported an income tax benefit of $0.8 million in Fiscal 2012, compared to an $18.1 million tax benefit in Fiscal 2011, a reduction of $17.3 million. The effective tax rates were 40.4% in Fiscal 2012 and 56.0% in Fiscal 2011. Our anticipated annual effective tax rate of approximately 36.3% has been applied to our consolidated pre-tax loss in calculating the amount of the income tax benefit for the six months ended September 30, 2011. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  The effective tax rate for Fiscal 2011 was significantly impacted by the CHS Transactions.  Permanent items recorded in Fiscal 2011 included non-deductible portions of the CHS Transactions costs as well a recorded valuation allowance on foreign tax carry forwards.  See Note 17, “Income Taxes”, to our unaudited consolidated financial statements for the three and six months ended September 30, 2011, included elsewhere in this quarterly report, for further detail on income taxes.

Net loss. Net loss was ($1.2) million in Fiscal 2012 as compared to ($14.2) million in Fiscal 2011, a reduction of loss by ($13.0) million. Gross profit contributed an additional $19.8 million to net income as compared to Fiscal 2011.  Also, Fiscal 2011 included CHS Transaction expenses of 20.8 million.   These amounts were offset by increases in marketing, general and administrative expenses of $17.5 million including IPO expense. The IPO expenses include stock compensation charges of $6.4 million for the acceleration of options and $8.1 million in termination and management fees paid to our private equity sponsors.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our material contractual payment obligations as of September 30, 2011.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior secured notes	$143,410	$—	$—	$—	$143,410
Revolving lines of credit(1)	6,500	—	6,500	—	—
Estimated interest payments on above indebtedness(2)	80,628	13,949	27,898	27,428	11,353
Operating lease obligations(3)	8,383	2,049	2,848	2,202	1,284
Obligations in settlement of the CHS Transactions(4)	3,687	3,687	—	—	—
Information technology services agreement(5)	891	648	231	12	—

Total	$243,499	$20,333	$37,477	$29,642	$156,047

(1)

The revolving lines of credit mature on April 29, 2015. It is management’s intent, however to repay amounts drawn on the revolving lines of credit within 90 days of incurrence. Our interest obligation on borrowings under our revolving line of credit is presented as if principal at September 30, 2011 remained outstanding until maturity.

(2)

Consists of the interest on our senior secured notes, which accrues at a fixed rate of 9.500% and interest on amounts drawn on the revolving lines of creditwhich accrues interest at a fixed rate of5% as of September 30, 2011. The obligation presented is as of September 30, 2011. On October 19, 2011, we privately purchased an additional $4.3 million principal of senior secured notes which will reduce future principal and interest obligations accordingly. The October 2011 note purchase is not reflected in the above table.

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

On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these

interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2.9 million.  At September 30, 2011, we have not recorded a tax liability reserve due to its early stages of this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Other than the aforementioned items, there are no other gains or losses or litigation settlements that are not provided for in the accounts.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On September 30, 2011, we had in place standby letters of credit and bank guarantees totaling $6.98 million and performance bonds totaling $0.9 million to back performance obligations under customer contracts. As of September 30, 2011, we also had in place a $0.3 million letter of credit as collateral for the revolving facility for our subsidiary in Japan. Our Indian subsidiary also has $2.6 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.

Cash and cash equivalents.  At September 30, 2011, we had $13.2 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $6.0 million, or 45%, of these amounts were held in domestic accounts with various institutions and approximately $7.2 million, or 55%, of these amounts were held in accounts outside of the United States with various financial institutions.

Revolving credit facility and senior secured notes.

See Note 11, “Long-Term Debt—Revolving Credit Facility and Senior Secured Notes” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured notes, which is hereby incorporated by reference into this Item 2.  At September 30, 2011, we borrowed $6.5 million under the revolving line of credit to support our working capital needs as we grow the business, including funding investments in inventory and capital expenditures to expand manufacturing capacity. From time to time, we may choose to utilize our revolving line of credit to fund uses such as these despite having cash available within our consolidated group in light of the cost, timing and other business considerations involved with repatriating funds from certain of our foreign subsidiaries (see “— Repatriation Considerations” below).  While these borrowings mature on April 29, 2015, it is our intent to repay these amounts within 90 days of incurrence. After accounting for amounts already drawn, at September 30, 2011 we had $32.9 million available under the Revolving Credit Facility.

On October 19, 2011, we purchased $4.3 million in aggregate principal amount of our outstanding 9.500% Senior Secured Notes due 2017 in a privately negotiated purchase transaction with certain note holders at a premium of 105.37% of the principal amount or $0.2 million.  After the purchase, the Company cancelled the notes.

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

With regard to the aforementioned building frame collapse during construction on July 27, 2011, we are in the process of determining to what extent this may increase our planned expenditures for the building.  At this time, we do not expect to incur any significant incremental construction costs related to the July 27, 2011 incident.

Six Months Ended September 30, 2011 (“Fiscal 2012”) Compared to the Six Months Ended September 30, 2010 (Predecessor/Successor Combined) (“Fiscal 2011”) (Non-GAAP)

Net cash (used by) provided by operating activities totaled $(14.8) million for Fiscal 2012 period, compared to $0.2 million provided for Fiscal 2011. Both periods generated operating losses, $(1.2) and $(14.2) in Fiscal 2012 and 2011, respectively. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes  amounted to a source of cash of $17.4 million $8.8 million in Fiscal 2012 and 2011, respectively.  Both periods reflected uses of cash through the increase of accounts receivable and inventory.  The increase in these items is a result of the general growth in the business.   The increased use of cash for operations in Fiscal 2012 is primarily attributable to the reduction of liabilities.  During the six months ended September 30, 2011, we made interest payments of $11.8 million, cash tax payments of $10.7 million and reduced our liability on customer prepayments by $5.2 million through the delivery of products.  The use of cash in Fiscal 2011 was driven primarily the operating loss of $(14.2) million which includes $20.8 million in costs related to the CHS Transactions.

Net cash used in investing activities totaled $4.6 million for Fiscal 2012 compared to $316.5 million for Fiscal 2011. Fiscal 2011 includes the purchase price of the CHS Transactions totaling $313.9 million.   Capital expenditures were $4.3 million in Fiscal 2012 and $1.1 million in Fiscal 2011

Net cash (used in) provided by financing activities totaled $(17.3) million used in Fiscal 2012, compared to $304.8 million provided by financing activities for Fiscal 2011. In Fiscal 2012, we received net proceeds on our IPO of $48.5 million.  From a combination of IPO proceeds and cash on hand we redeemed $66.6 million in aggregate principal of our senior secured notes for a use of cash totaling $70.2 million including cash premiums paid. Financing activities in Fiscal 2011 consisted of proceeds from the issuance of $210.0 million under the senior secured notes, $129.3 million received from equity investments in us and offset by $15.5 million used for the payment of deferred debt costs.

For the six months ended September 30, 2011, the consolidated statements of cash flow for TGH and THC are substantially the same. We discuss the cash used in operating activities as it relates to TGH. However, THC had cash used by financing activities of $17.0 million or $250,000 more than TGH. This is the result of cash contributed by TGH to THC in addition to the IPO proceeds in Fiscal 2012.

Off-Balance Sheet Arrangements

As of September 30, 2011, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

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

Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 66% of our Fiscal 2012 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

During Fiscal 2012, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.8 million for Fiscal 2012. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $0.7 million for Fiscal 2012. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.3 million for Fiscal 2012. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.3 million for Fiscal 2012.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations for Fiscal 2012 was a $1.2 million loss compared to a loss of $0.3 million in Fiscal 2011.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’equity section of our balance sheet. The unrealized effect of foreign currency translation was a loss of $11.1 million in Fiscal 2012, compared to a loss of $2.4 million in Fiscal 2011. Currency translation gains or losses are reported as part of comprehensive income or loss in the notes to the accompanying unaudited condensed consolidated financial statements.

On a limited basis, we use options, forward contracts or other derivatives to hedge cash flow currency exposures.  In consideration of the current volatility in currency markets, we expect to make additional use of such hedge instruments in the near future.

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At September 30, 2011, the interest rate on amounts outstanding on our revolving credit facility was 5.00%. Based on our outstanding borrowings at September 30, 2011, a one percent increase or decrease in our interest rate would result in a net increase or decrease, respectively, of our annual interest expense of approximately $65,000.

The senior secured notes are denominated and payable in the U.S. Dollar. Approximately 66% of our consolidated revenue was generated in foreign currency in Fiscal 2012; therefore, we expect to have to repatriate our cash earnings in foreign locations in order to make principal reductions on the senior secured notes. In the event that the U.S. Dollar strengthens relative to the foreign currencies we are repatriating to make principal repayments, we may incur exchange rate losses that are larger than those that we have reported historically.

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

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Two cases are currently pending. Insurers are defending us in one of the two lawsuits, and we expect that an insurer will defend us in the remaining matter. Of the concluded suits, there were five cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

We can give no assurances we will prevail in any of these matters.

Item 1A — Risk Factors

There have been no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K filed for the fiscal year ended March 31, 2011 with the SEC on June 20, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Securities Sold

There were no unregistered sales of equity securities during the three months ended September 30, 2011.  The common stock of TGH began trading on the NYSE on May 5, 2011 under the symbol “THR.”  Prior to that time, there was no public trading market for the common stock of TGH.  THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.

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

TGH raised approximately $54.9 million in gross proceeds from the sale of shares in the IPO and over-allotment option, resulting in net proceeds to TGH of approximately $48.3 million, after deducting approximately $3.8 million in underwriting discounts and commissions and $2.8 million in IPO-related expenses.  There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus filed by TGH with the SEC pursuant to Rule 424(b) on May 5, 2011.  TGH contributed $21.6 million of the net proceeds from the IPO to THC to prepay $21.0 million of our senior secured notes outstanding at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest thereon, which prepayment occurred on June 9, 2011.  TGH used all of the remaining net proceeds from the IPO to redeem an additional $24.6 million in aggregate amount of senior secured notes at a redemption price of 109.5% of the principal amount thereof on August 8, 2011 and for general corporate purposes.

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

THERMON GROUP HOLDINGS, INC. (registrant)

Date: November 14, 2011	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

THERMON HOLDING CORP. (registrant)

Date: November 14, 2011	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Second Amended and Restated Employment Agreement, effective as of August 1, 2011, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Thermon Group Holdings, Inc. and Thermon Holding Corp. filed August 5, 2011)

10.2

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