Form 10-Q
period 2011-12-31
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2012-02-09
CIK 1489096, 1497822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 7, 2012, each registrant had the following number of shares of common stock outstanding:

Thermon Group Holdings, Inc.:  29,902,353 shares, par value $0.001 per share

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share.  Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

Thermon Holding Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXPLANATORY NOTE

This quarterly report (“this quarterly report”) combines the Quarterly Reports on Form 10-Q for the quarter ended December 31, 2011 of Thermon Group Holdings, Inc. and Thermon Holding Corp.

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

THERMON GROUP HOLDINGS, INC. and THERMON HOLDING CORP. (Combined)

QUARTERLY REPORT

FOR THE QUARTER ENDED DECEMBER 31, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Thermon Group Holdings, Inc. and its Consolidated Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	1
Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011, the three months ended December 31, 2010, the (“Successor”), the period from May 1, 2010 through December 31, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	2
Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011, (“Successor”), the period from May 1, 2010 to December 31, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	3
Notes to Condensed Consolidated Financial Statements	4
Item 1. (continued) Financial Statements (Unaudited)
Thermon Holding Corp. and its Consolidated Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	15
Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011, the three months ended December 31, 2010, the (“Successor”), the period from May 1, 2010 through December 31, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	16
Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011, (“Successor”) the period from May 1, 2010 to December 31, 2010 (“Successor”) and the period from April 1 through April 30, 2010 (“Predecessor”)	17
Notes to Condensed Consolidated Financial Statements	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	53
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	54
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	54
Item 4. Mine Safety Disclosures	54
Item 5. Other Information	54
Item 6. Exhibits	54
SIGNATURE	55
EXHIBIT INDEX	56
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

i

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements of Thermon Group Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands, except share and per share data)

	December 31, 2011 (Unaudited)	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$19,776	$51,266
Accounts receivable, net of allowance for doubtful accounts of $1,405 and $1,487 as of December 31, 2011 and March 31, 2011, respectively	46,187	40,013
Inventories, net	40,143	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	2,283	2,063
Income taxes receivable	6,328	2,462
Prepaid expenses and other current assets	7,065	7,633
Deferred income taxes	1,684	2,779
Total current assets	123,466	137,334

Property, plant and equipment, net	25,381	21,686
Goodwill	116,438	120,750
Intangible assets, net	145,999	159,056
Debt issuance costs, net	7,472	11,573
Other noncurrent assets	—	633
	$418,756	$451,032

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,592	$18,573
Accrued liabilities	15,525	28,972
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	9,000	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	2,634	1,110
Income taxes payable	—	7,934
Obligations due to settle the CHS Transaction	3,550	4,213
Total current liabilities	52,301	83,865
Long-term debt, net of current maturities	139,145	189,000
Deferred income taxes	47,553	49,809
Other noncurrent liabilities	1,967	1,826

Common stock, 29,830,689 at December 31, 2011 and 24,933,407 at March 31, 2011, shares issued and outstanding $.001 par value, 150,000,000 authorized	30	25
Preferred stock, no shares issued and outstanding $.001 par value, 10,000,000 authorized	—	—
Additional paid in capital	187,906	131,416
Foreign currency translation adjustment	(987)	10,031
Accumulated deficit	(9,159)	(14,940)
Shareholders’ equity	177,790	126,532
	$418,756	$451,032

See accompanying notes.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, except share and per share data)

				For the Period
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2011	From May 1, Through December 31, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales	$68,837	$64,941	$201,478	$165,905	$13,063
Cost of sales	35,146	35,333	103,847	98,795	6,447
Gross profit	33,691	29,608	97,631	67,110	6,616
Operating expenses:
Marketing, general and administrative and engineering	15,300	14,705	59,603	37,227	4,263
Amortization of other intangible assets	2,809	3,700	8,572	15,126	215
Income from operations	15,582	11,203	29,456	14,757	2,138
Other income/(expenses):
Interest income	72	7	239	10	7
Interest expense	(4,203)	(5,580)	(16,023)	(17,111)	(6,229)
Loss on retirement of senior secured notes	(229)	—	(3,195)	—	—
Success fees to owners related to the CHS Transaction	—	—	—	(3,022)	(4,716)
Miscellaneous expense	(215)	(1,029)	(1,402)	(4,667)	(8,901)
Income (loss) before provision for income taxes	11,007	4,601	9,075	(10,033)	(17,701)
Income tax expense (benefit)	4,074	1,592	3,294	927	(17,434)
Net income (loss)	$6,933	$3,009	$5,781	$(10,960)	$(267)
Income (loss) per common share:
Basic	$0.23	$0.12	$0.20	$(0.44)	$(5.11)
Diluted	$0.22	$0.11	$0.19	$(0.44)	$(5.11)
Weighted-average shares used in computing net loss per common share:
Basic	29,586,956	24,908,772	28,937,292	24,887,987	52,253
Diluted	31,216,493	27,557,174	30,480,160	24,887,987	52,253

See accompanying notes.

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended December 31, 2011	For the Period From May 1, Through December 31, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Operating activities
Net income (loss)	$5,781	$(10,960)	$(267)
Adjustment to reconcile net income (loss) to net cash (used in), provided by operating activities:
Depreciation and amortization	10,623	24,040	392
Amortization of debt costs	4,100	3,365	2,586
Stock compensation expense	6,457	734	—
Benefit for deferred income taxes	(175)	(2,660)	(15,122)
Premiums paid on redemption, included as financing activities	3,825	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,209)	(6,452)	1,365
Inventories	(10,413)	(2,972)	(1,719)
Costs and estimated earnings in excess of billings on uncompleted contracts	(591)	(678)	34
Other current and noncurrent assets	1,013	(1,241)	(3,151)
Accounts payable	4,904	5,672	825
Accrued liabilities and noncurrent liabilities	(11,488)	18,161	9,515
Income taxes payable	(12,308)	(937)	(860)
Net cash (used in) provided by operating activities	(6,481)	26,072	(6,402)

Investing activities
Purchases of property, plant and equipment	(6,179)	(1,149)	(97)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(663)	(314,294)	—
Other investing activities	—	—	(1,397)
Net cash used in investing activities	(6,842)	(315,443)	(1,494)

Financing activities
Proceeds from senior secured notes	—	210,000	—
Payments on senior secured notes	(70,855)	—	—
Proceeds from revolving line of credit	9,000	4,599	—
Payments on revolving lines of credit and long-term debt	(2,063)	(4,599)	(19,385)
Capital contributions	48,459	129,502	—
Premiums paid on redemption of senior secured notes	(3,825)	—	—
Proceeds from stock option exercises	1,579	—	—
Debt issuance costs	—	(15,473)	—
Net cash provided by (used in) financing activities	(17,705)	324,029	(19,385)

Effect of exchange rate changes on cash and cash equivalents	(462)	543	(14)

Change in cash and cash equivalents	(31,490)	35,201	(27,295)
Cash and cash equivalents at beginning of period	51,266	—	30,147
Cash and cash equivalents at end of period	$19,776	$35,201	$2,852

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2011. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2011 and March 31, 2011, and the results of our operations for the three months ended December 31, 2011 and 2010, the nine months ended December 31, 2011, the period from May 1, 2010 to December 31, 2010 and the period from April 1 through April 30, 2010. Operating results for the period from May 1 through December 31, 2010 and for the period from April 1 through April 30, 2010 are not necessarily indicative of the results that may be expected for the three and nine months ended December 31, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.  All dollar and share amounts are presented in thousands, unless otherwise noted.

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

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on April 1, 2010 as required and subsequently adopted on April 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.  In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended December 31, 2011 and 2010, the nine months ended December 31, 2011, the period from May 1, 2010 to December 31, 2010 and the period from April 1 through April 30, 2010, respectively, are as follows:

	(Successor)				(Predecessor)
				For the
				period From	For the
				May 1,	Period From
	Three Months	Three Months	Nine Months	2010	April 1,
	Ended	Ended	Ended	Through	Through
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	April 30,
	2011	2010	2011	2010	2010

Net income (loss)	$6,933	$3,009	$5,781	$(10,960)	$(267)
Weighted-average common shares outstanding	29,586,956	24,908,772	28,937,292	24,887,987	52,253
Plus: Commons share equivalents Stock options (1)	1,629,537	2,648,402	1,542,868	—	—
Weighted average shares outstanding - dilutive	31,216,493	27,557,174	30,480,160	24,887,987	52,253

(1)         For the periods in which the Company was in a net loss position, there was no dilutive effect on net loss per common share as the Class P units issued by the predecessor and options issued by the successor are antidilutive.

4. Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2011	2011
Raw materials	$13,959	$9,847
Work in process	1,866	2,307
Finished goods	25,562	20,669
	41,387	32,823
Valuation reserves	(1,244)	(1,705)
Inventories, net	$40,143	$31,118

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	March 31,
	2011	2011

Land, buildings and improvements	$13,144	$13,495
Machinery and equipment	6,533	7,378
Office furniture and equipment	2,672	2,595
Construction in process	6,391	—
	28,740	23,468
Accumulated depreciation	(3,359)	(1,782)
Property, plant and equipment, net	$25,381	$21,686

6. Goodwill

The carrying amount of goodwill as of December 31, 2011, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Foreign currency translation impact	(4,312)
Balance as of December 31, 2011	$116,438

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2012. At December 31, 2011, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

7.  Intangibles

Intangible assets at December 31, 2011and March 31, 2011were related to the CHS Transactions and consisted of the following:

	Gross Carrying Amount at December 31, 2011	Accumulated Amortization	Net Carrying Amount at December 31, 2011	Gross Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at March 31, 2011

Trademarks	$47,753	$—	$47,753	$49,403	$—	$49,403
Developed technology	10,944	(993)	9,951	11,321	(600)	10,721
Customer relationships	101,432	(14,780)	86,652	104,319	(7,240)	97,079
Backlog	10,171	(10,171)	—	10,480	(10,480)	—
Certification	498	—	498	516	—	516
Other	1,633	(488)	1,145	1,634	(297)	1,337

Total	$172,431	$(26,432)	$145,999	$177,673	$(18,617)	$159,056

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, and other intangible assets have estimated lives of 20 years, 10 years, and 6 years, respectively. The weighted average useful life for the group is 10 years.

The net carrying amounts of intangible assets are affected by currency translation adjustments.   As compared to the net carrying amounts at March 31, 2011, intangible assets at December 31, 2011, were approximately $4,485 million lower due to fluctuations in exchange rates used to value intangible assets carried in foreign currency.

8. Accrued Liabilities

Accrued current liabilities consisted of the following:

	December 31, 2011	March 31, 2011

Accrued employee compensation and related expenses	$8,311	$9,333
Interest	2,226	9,083
Customer prepayment	1,066	6,866
Warranty reserve	629	1,325
Professional fees	1,064	774
Compliance costs	55	55
Other	2,174	1,536
Total accrued current liabilities	$15,525	$28,972

9. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,120 in the nine months ended December 31, 2011.  In the prior year periods of May 1 to December 31, 2010 and April 1 to April 30, 2010, we paid management fees (both “Successor” and “Predecessor”) of $1,333 and $79, respectively. Management fees including the termination fee are included as part of Marketing, general and administrative and engineering expense. Additionally, in the prior year periods of May 1 to December 31, 2010 and April 1 to April 30, 2010, we paid success fees to owners (both Successor and Predecessor) of $3,022 and $4,716, respectively.

Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction” which totaled $3,550 and $4,213 at December 31, 2011 and March 31, 2011, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the sale that was completed on April 30, 2010.  During the three and nine months ended December 31, 2011, we paid $137 and $663, respectively, to the Predecessor owners for cash amounts that were released during the three month period.  At December 31, 2011, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

10. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,169 USD at December 31, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at December 31, 2011 or March 31, 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,463 USD at December 31, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at December 31, 2011 or March 31, 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $328 USD at December 31, 2011). The facility is collateralized by real estate. The facilities had no loans outstanding as of December 31, 2011 or March 31, 2011.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $578 USD at December 31, 2011).  The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 11, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at December 31, 2011 or March 31, 2011.

Under the Company’s principal revolving credit facility described below in Note 11, “Long-Term Debt,” there were $9,000 and $2,063 of outstanding borrowings at December 31, 2011, and March 31, 2011, respectively.  Although borrowings under the facility do not mature until 2015, management intends to repay all borrowings under the facility within 90 days of incurrence.

11. Long-Term Debt

Long- term debt consisted of the following:

	December 31, 2011	March 31, 2011

9.500% Senior Secured Notes, due May 2017	$139,145	$210,000
	139,145	210,000
Less current portion	—	(21,000)
	$139,145	$189,000

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of December 31, 2011, we had $30.4 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At December 31, 2011 we had $9.0 million of outstanding borrowings under the revolving credit facility with an interest rate of 5%.

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

Senior secured notes.  As of December 31, 2011, we had $139.1 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $13.2 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

During the three and nine months ended December 31, 2011, the Company made partial redemptions of the senior secured notes in the amount of $4,265 and $70,855, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $229 and $3,195 for the three and nine months ended December 31, 2011, respectively. In addition, the Company accelerated deferred debt amortization of $174 and $3,096 for the three and nine months ended December 31, 2011, respectively.  These expenses were included in interest expense for the periods reported.

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

Information about our long-term debt that is not measured at fair value follows:

	December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$139,145	$150,277	$210,000	$225,800	Level 2 - Market Approach

Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Foreign Currency Transaction Risk.

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2011 and March 31, 2011, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $14,019 and zero, respectively.

Net foreign exchange transaction losses included in the accompanying condensed consolidated statements of operations were $213 and $1,456 in the three and nine months ended December 31, 2011, respectively. For the three months ended December 31, 2010, the period from May 1 through December 31, 2010 and the period from April 1 through April 30, 2010, losses from foreign exchange transactions were $242, $566 and zero, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated $59 as of December 31, 2011.

Other Financial Assets and Liabilities

Financial assets and liabilities with the carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, other current assets, current debt, accounts payable and other current liabilities.

12. Commitments and Contingencies

At December 31, 2011, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $7,594.  Of this amount, $2,291 is secured by cash deposits at the Company’s financial institutions.  The remaining $5,303 represents a reduction of the available amount of the Company’s Short Term and Long Term Revolving Lines of Credit. Included in prepaid expenses and other current assets at December 31, 2011 and March 31, 2011, was approximately $2,291 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

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

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the three months ended December 31, 2011, we concluded settlement of some of these matters whereby Thermon paid approximately $88.  We have reserved $287 in estimated settlement of the remaining matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At December 31, 2011, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Building Construction Accident - On July 27, 2011, during construction of the expansion of our manufacturing facility by a third party contractor in San Marcos, Texas, a section of the partially completed steel framework collapsed during erection.  One employee of the erection subcontractor to the general contractor was killed.  There were no Thermon employees on the construction site at the time of the incident.  We understand that both the general contractor and the steel erection subcontractor were issued citations by OSHA and have been sued in private actions brought by the decedent’s estate as a result of the accident.  The Company has not been fined or named in any lawsuits related to this matter.  Present estimates are that completion of the project will occur by March 31, 2012.  We do not expect significant adverse effects on our ability to produce and ship product as a result of the incident because we had accumulated inventory in preparation of the manufacturing downtime .

Warranty Reserve— Changes in the Company’s product liability are as follows:

	Nine months Ended Dec. 31, 2011 (Successor)	For the Period From May 1, Through Dec. 31, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Balance at beginning of period	$1,325	$1,057	$699
Provision for warranties issued	127	604	19
Reclassification of other liabilities	—	—	339
Settlements	(823)	(620)	—
Balance at end of period	$629	$1,041	$1,057

13. Shareholders’ Equity

In May 2011, we completed an initial public offering of our common stock. We issued 4,575,098 new common shares for which we received $48,459 after deductions for offering expenses, underwriting discounts and commissions. The gross offering price was $12.00 per share.   In addition, some of our stockholders participated in the offering and sold a total of 6,074,902 shares at a gross offering price of $12.00 per share, for which they were paid directly.  After completion of the initial public offering and the issuance of 15,136 restricted shares and the exercise of stock options resulting in the issuance of 307,048 common shares  (see note 15, “Stock-Based Compensation Expense”), Thermon Group Holdings had 29,830,689 shares outstanding out of a total 150,000,000 authorized at December 31, 2011.   At December 31, 2011, CHS and two other private equity firms controlled approximately 52.8% of the common stock of Thermon Group Holdings.

Thermon Group Holdings also has 10,000,000 preferred shares authorized with none issued.

14. Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net loss, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. Comprehensive income (loss) for the three months ended December 31, 2011 and 2010, the nine months ended December 31, 2011, the period from May 1, 2010 to December 31, 2010 and the period from April 1 through April 30, 2010, respectively, are as follows:

	(Successor)				(Predecessor)
				For the
				period From	For the
				May 1,	Period From
	Three Months	Three Months	Nine Months	2010	April 1,
	Ended	Ended	Ended	Through	Through
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	April 30,
	2011	2010	2011	2010	2010

Net income (loss)	$6,933	3,009	5,781	(10,960)	(267)
Foreign currency translation gains (losses), net of taxes	113	3,566	(11,017)	1,786	(576)
Total comprehensive loss	$7,046	6,575	(5,236)	(9,174)	(843)

15. Stock-Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the Restricted Stock and Stock Option Plan.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our Restricted Stock and Stock Option Plan became vested and exercisable.  Although the options were exercisable at the time of the IPO, the sale of the underlying option shares were restricted under the lock-up agreements with the IPO underwriters, which began to expire on October 31, 2011.  During the three months ended December 31, 2011, 307,048 common shares were issued in connection with option exercises.   At the date of the IPO on May 5, 2011, the Company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the Restricted Stock and Stock Option Plan.

There were no stock compensation awards issued during the three months ended December 31, 2011.  On May 5, 2011, 117,600 shares, each with an exercise price of $12.00 per share, were granted under our 2011 Long-Term Incentive Plan for which stock compensation expense was not accelerated.  They vest ratably over five years with 20% at each anniversary date of the grant.  We valued these options with a Black-Scholes model. Due to the fact that the common stock underlying the options was not publicly traded prior to the IPO, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. Accordingly the assumptions we used included an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 3.25% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2012 was $5.99 per share. Excluding the $6,310 stock compensation expense associated with the acceleration of the pre-IPO options, the Company recorded stock compensation expense related to unvested awards for the three and nine months ended December 31, 2011 of $58 and $147, respectively.

During the nine months ended December 31, 2011, the Company issued a total of 15,136 shares of restricted stock to members of its board of directors.  The restricted shares vest in one half increments over two years at the anniversary of the grant date. While the restricted shares are considered issued for purposes of total common shares outstanding at the time of the grant, they are subject to restrictions on transfer or sale until each anniversary vesting date. We valued the restricted shares at $11.89 per share, which was the market closing price at the date of the grant.  We will expense the value of the restricted shares as stock compensation expense ratably over the vesting period unless any portion is forfeited.

16. Miscellaneous Income (Expense)

Miscellaneous income (expense) is as follows:

				For the
				Period
	Three	Three		May 1	For the
	Months	Months	Nine Months	Through	Period
	Ended Dec.	Ended Dec.	Ended Dec. 31,	Dec. 31,	Through April
	31, 2011	31, 2010	2011	2010	30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Professional fees and expenses related to CHS Transactions	$—	$(818)	$—	$(4,662)	$(5,660)
Employee bonus payments paid in connection with CHS Transactions	—	—	—	—	(3,545)
Changes in estimates for compliance fees and costs	—	—	—	600	—
Loss on foreign exchange transactions	(213)	(242)	(1,456)	(566)	—
Other	(2)	31	54	(39)	304
Total	$(215)	$(1,029)	$(1,402)	$(4,667)	$(8,901)

17. Income Taxes

Our anticipated annual effective tax rate of approximately 38.0% has been applied to our consolidated pre-tax income for the nine month period ended December 31, 2011. Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses.  For the nine months ended December 31, 2010, the Company’s provision for income taxes reflects an effective benefit rate of approximately 59.6%. The effective tax rate was higher than the U.S. statutory rate due to deferred taxes released when the outstanding Canadian debt facility was retired. For the three month periods ended December 31, 2011 and 2010, the Company recorded tax expense of $4,074 and $1,592 on pre-tax income of $11,007 and $4,601, respectively. In the nine month period ended December 31, 2011 and the eight month period ended December 31, 2010, the Company recorded approximately $3,294 and $927 of income tax expense on pre-tax income (loss) of approximately $9,075 and $(10,033), respectively.

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

As of December 31, 2011, we have established a long-term liability for uncertain tax positions in the amount of $1,307 and have recognized no material adjustments to the liability recorded as of March 31, 2011.  All of our unrecognized tax benefits at December 31, 2011 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $102 for the nine months ending December 31, 2011, resulting in a cumulative total accrual of $163.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s U.S. federal income tax returns are under exam for the Predecessor’s tax years ending April 30, 2010 and March 31, 2010, and as of December 31, 2011 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 12, “Commitments and Contingencies”.

18. Geographic Information

We have defined our operating segment based on geographic regions. These regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, we have elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

				For the	For the
	Three	Three		Period	Period
	Months	Months	Nine Months	From May 1,	From April
	Ended	Ended	Ended	Through	1,
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Through
	2011	2010	2011	2010	30-Apr-10
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales by geographic area:
Western hemisphere
United States	$24,909	$19,536	$69,736	$46,082	$4,959
Canada	17,897	21,632	60,138	55,369	3,992
Elsewhere in the western hemisphere	316	250	828	697	25
Intercompany sales	17,851	13,744	49,101	34,784	3,850
	60,973	55,162	179,803	136,932	12,826
Eastern hemisphere:
Europe	18,897	15,073	48,905	44,719	2,970
Asia	6,818	8,450	21,620	19,038	1,117
Intercompany sales	452	—	2,077	105	51
	26,167	23,523	72,602	63,862	4,138

Eliminations of intercompany sales	(18,303)	(13,744)	(50,927)	(34,889)	(3,901)
	$68,837	$64,941	$201,478	$165,905	$13,063

Operating income (loss)
Western hemisphere
United States	$5,433	$687	$6,544	$(281)	$1,126
Canada	7,022	6,521	20,663	10,400	1,066
Elsewhere in the western hemisphere	64	(20)	150	148	(30)
Eastern hemisphere:
Europe	1,805	3,340	6,401	3,108	125
Asia	1,279	1,242	3,839	2,819	18
Unallocated:
Management fees	(21)	(500)	(8,141)	(1,333)	(79)
Other	—	(67)	—	(104)	(88)
	$15,582	$11,203	$29,456	$14,757	$2,138

PART I — FINANCIAL INFORMATION

Item 1(continued) — Financial Statements of Thermon Holding Corp.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	December 31, 2011 (Unaudited)	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$19,776	$51,016
Accounts receivable, net of allowance for doubtful accounts of $1,405 and $1,487 as of December 31, 2011 and March 31, 2011, respectively	46,187	40,013
Inventories, net	40,143	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	2,283	2,063
Income taxes receivable	6,328	2,462
Prepaid expenses and other current assets	7,065	7,633
Deferred income taxes	1,684	2,779
Total current assets	123,466	137,084

Property, plant and equipment, net	25,381	21,686
Goodwill	116,438	120,750
Intangible assets, net	145,999	159,056
Debt issuance costs, net	7,472	11,573
Other noncurrent assets	—	633
	$418,756	$450,782

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,592	$18,573
Accrued liabilities	15,525	28,972
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	9,000	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	2,634	1,110
Income taxes payable	—	7,934
Obligations due to settle the CHS Transaction	3,550	4,213
Total current liabilities	52,301	83,865
Long-term debt, net of current maturities	139,145	189,000
Deferred income taxes	47,553	49,809
Other noncurrent liabilities	1,967	1,826

Additional paid in capital	187,936	131,191
Foreign currency translation adjustment	(987)	10,031
Accumulated deficit	(9,159)	(14,940)
Shareholders’ equity	177,790	126,282
	$418,756	$450,782

See accompanying notes.

Thermon Holding Corp.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

				For the Period
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2011	From May 1, Through December 31, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales	$68,837	$64,941	$201,478	$165,905	$13,063
Cost of sales	35,146	35,333	103,847	98,795	6,447
Gross profit	33,691	29,608	97,631	67,110	6,616
Operating expenses:
Marketing, general and administrative and engineering	15,300	14,705	59,603	37,227	4,263
Amortization of other intangible assets	2,809	3,700	8,572	15,126	215
Income from operations	15,582	11,203	29,456	14,757	2,138
Other income/(expenses):
Interest income	72	7	239	10	7
Interest expense	(4,203)	(5,580)	(16,023)	(17,111)	(6,229)
Loss on retirement of senior secured notes	(229)	—	(3,195)	—	—
Success fees to owners related to the CHS Transaction	—	—	—	(3,022)	(4,716)
Miscellaneous expense	(215)	(1,029)	(1,402)	(4,667)	(8,901)
Income (loss) before provision for income taxes	11,007	4,601	9,075	(10,033)	(17,701)
Income tax expense (benefit)	4,074	1,592	3,294	927	(17,434)
Net income (loss)	$6,933	$3,009	$5,781	$(10,960)	$(267)

See accompanying notes.

Thermon Holding Corp.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended December 31, 2011	For the Period From May 1, Through December 31, 2010	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
Operating activities
Net income (loss)	$5,781	$(10,960)	$(267)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,623	24,040	392
Amortization of debt costs	4,100	3,365	2,586
Stock compensation expense	6,457	734	—
Benefit for deferred income taxes	(175)	(2,660)	(15,122)
Premiums paid on redemption, included as financing activities	3,825	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,209)	(6,452)	1,365
Inventories	(10,413)	(2,972)	(1,719)
Costs and estimated earnings in excess of billings on uncompleted contracts	(591)	(678)	34
Other current and noncurrent assets	1,013	(1,241)	(3,151)
Accounts payable	4,904	5,672	825
Accrued liabilities and noncurrent liabilities	(11,488)	18,161	9,515
Income taxes payable	(12,308)	(937)	(860)
Net cash (used in) provided by operating activities	(6,481)	26,072	(6,402)

Investing activities
Purchases of property, plant and equipment	(6,179)	(1,149)	(97)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(663)	(314,294)	—
Other investing activities	—	—	(1,397)
Net cash used in investing activities	(6,842)	(315,443)	(1,494)

Financing activities
Proceeds from senior secured notes	—	210,000	—
Payments on senior secured notes	(70,855)	—	—
Proceeds from revolving line of credit	9,000	4,599	—
Payments on revolving lines of credit and long-term debt	(2,063)	(4,599)	(19,385)
Capital contributions	50,288	129,252	—
Premiums paid on redemption of senior secured notes	(3,825)	—	—
Debt issuance costs	—	(15,473)	—
Net cash provided by (used in) financing activities	(17,455)	323,779	(19,385)

Effect of exchange rate changes on cash and cash equivalents	(462)	543	(14)

Change in cash and cash equivalents	(31,240)	34,951	(27,295)
Cash and cash equivalents at beginning of period	51,016	—	30,147
Cash and cash equivalents at end of period	$19,776	$34,951	$2,852

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

We have prepared our consolidated financial statements as if THC had been in existence throughout all relevant periods. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance. The CHS Transactions which closed on April 30, 2010, resulted in the liquidation of the equity balances that belonged to the previous owner.  Accordingly, the consolidated statement of operations and cash flows are reported separately for the period from April 1, 2010 to April 30, 2010 for the (“Predecessor”).  The settlement of equity balances and associated transaction expenses of the Predecessor are reported in the period from April 1, 2010 to April 30, 2010.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2011. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2011 and March 31, 2011, and the results of our operations for the three months ended December 31, 2011 and 2010, the nine months ended December 31, 2011, the period from May 1, 2010 to December 31, 2010 and the period from April 1 through April 30, 2010. Operating results for the period from May 1 through December 31, 2010 and for the period from April 1 through April 30, 2010 are not necessarily indicative of the results that may be expected for the three and nine months ended December 31, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. All dollar and share amounts are presented in thousands, unless otherwise noted.

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

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on April 1, 2010 as required and subsequently adopted on April 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.  In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2011	2011
Raw materials	$13,959	$9,847
Work in process	1,866	2,307
Finished goods	25,562	20,669
	41,387	32,823
Valuation reserves	(1,244)	(1,705)
Inventories, net	$40,143	$31,118

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	March 31,
	2011	2011

Land, buildings and improvements	$13,144	$13,495
Machinery and equipment	6,533	7,378
Office furniture and equipment	2,672	2,595
Construction in process	6,391	—
	28,740	23,468
Accumulated depreciation	(3,359)	(1,782)
Property, plant and equipment, net	$25,831	$21,686

5. Goodwill

The carrying amount of goodwill as of December 31, 2011, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Foreign currency translation impact	(4,312)
Balance as of December 31, 2011	$116,438

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2012. At December 31, 2011, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

6.  Intangibles

Intangible assets at December 31, 2011and March 31, 2011were related to the CHS Transactions and consisted of the following:

	Gross Carrying Amount at December 31, 2011	Accumulated Amortization	Net Carrying Amount at December 31, 2011	Gross Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at March 31, 2011

Trademarks	$47,753	$—	$47,753	$49,403	$—	$49,403
Developed technology	10,944	(993)	9,951	11,321	(600)	10,721
Customer relationships	101,432	(14,780)	86,652	104,319	(7,240)	97,079
Backlog	10,171	(10,171)	—	10,480	(10,480)	—
Certification	498	—	498	516	—	516
Other	1,633	(488)	1,145	1,634	(297)	1,337

Total	$172,431	$(26,432)	$145,999	$177,673	$(18,617)	$159,056

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, and other intangible assets have estimated lives of 20 years, 10 years, and 6 years, respectively. The weighted average useful life for the group is 10 years.

The net carrying amounts of intangible assets are affected by currency translation adjustments.   As compared to the net carrying amounts at March 31, 2011, intangible assets at December 31, 2011, were approximately $4,485 million lower due to fluctuations in exchange rates used to value intangible assets carried in foreign currency.

7. Accrued Liabilities

Accrued current liabilities consisted of the following:

	December 31, 2011	March 31, 2011

Accrued employee compensation and related expenses	$8,311	$9,333
Interest	2,226	9,083
Customer prepayment	1,066	6,866
Warranty reserve	629	1,325
Professional fees	1,064	774
Compliance costs	55	55
Other	2,174	1,536
Total accrued current liabilities	$15,525	$28,972

8. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,120 in the nine months ended December 31, 2011.  In the prior year periods of May 1 to December 31, 2010 and April 1 to April 30, 2010, we paid management fees (both “Successor” and “Predecessor”) of $1,333 and $79, respectively. Management fees including the termination fee are included as part of Marketing, general and administrative and engineering expense. Additionally, in the prior year periods of May 1 to December 31, 2010 and April 1 to April 30, 2010, we paid success fees to owners (both Successor and Predecessor) of $3,022 and $4,716, respectively.

Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction” which totaled $3,550 and $4,213 at December 31, 2011 and March 31, 2011, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the sale that was completed on April 30, 2010.  During the three and nine months ended December 31, 2011, we paid $137 and $663, respectively, to the Predecessor owners for cash amounts that were released during the three month period.  At December 31, 2011, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

9. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,169 USD at December 31, 2011) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at December 31, 2011 or March 31, 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,463 USD at December 31, 2011). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at December 31, 2011 or March 31, 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $328 USD at December 31, 2011). The facility is collateralized by real estate. The facilities had no loans outstanding as of December 31, 2011 or March 31, 2011.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $578 USD at December 31, 2011).  The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 11, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at December 31, 2011 or March 31, 2011.

Under the Company’s principal revolving credit facility described below in Note 10, “Long-Term Debt,” there were $9,000 and $2,063 of outstanding borrowings at December 31, 2011, and March 31, 2011, respectively.  Although borrowings under the facility do not mature until 2015, management intends to repay all borrowings under the facility within 90 days of incurrence.

10. Long-Term Debt

Long- term debt consisted of the following:

	December 31, 2011	March 31, 2011

9.500% Senior Secured Notes, due May 2017	$139,145	$210,000
	139,145	210,000
Less current portion	—	(21,000)
	$139,145	$189,000

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of December 31, 2011, we had $30.4 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At December 31, 2011 we had $9.0 million of outstanding borrowings under the revolving credit facility with an interest rate of 5%.

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

Senior secured notes.  As of December 31, 2011, we had $139.1 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $13.2 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

During the three and nine months ended December 31, 2011, the Company made partial redemptions of the senior secured notes in the amount of $4,265 and $70,855, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $229 and $3,195 for the three and nine months ended December 31, 2011, respectively. In addition, the Company accelerated deferred debt amortization of $174 and $3,096 for the three and nine months ended December 31, 2011, respectively.  These expenses were included in interest expense for the periods reported.

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

Information about our long-term debt that is not measured at fair value follows:

	December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$139,145	$150,277	$210,000	$225,800	Level 2 - Market Approach

Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Foreign Currency Transaction Risk.

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2011 and March 31, 2011, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $14,019 and zero, respectively.

Net foreign exchange transaction losses included in the accompanying condensed consolidated statements of operations were $213 and $1,456 in the three and nine months ended December 31, 2011, respectively.  For the three months ended December 31, 2010, the period from May 1 through December 31, 2010 and the period from April 1 through April 30, 2010, losses from foreign exchange transactions were $242, $566 and zero, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated $59 as of December 31, 2011.

Other Financial Assets and Liabilities

Financial assets and liabilities with the carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, other current assets, current debt, accounts payable and other current liabilities.

11. Commitments and Contingencies

At December 31, 2011, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $7,594.  Of this amount, $2,291 is secured by cash deposits at the Company’s financial institutions.  The remaining $5,303 represents a reduction of the available amount of the Company’s Short Term and Long Term Revolving Lines of Credit. Included in prepaid expenses and other current assets at December 31, 2011 and March 31, 2011, was approximately $2,291 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

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

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the three months ended December 31, 2011, we concluded settlement of some of these matters whereby Thermon paid approximately $88.  We have reserved $287 in estimated settlement of the remaining matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At December 31, 2011, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Building Construction Accident - On July 27, 2011, during construction of the expansion of our manufacturing facility by a third party contractor in San Marcos, Texas, a section of the partially completed steel framework collapsed during erection.  One employee of the erection subcontractor to the general contractor was killed.  There were no Thermon employees on the construction site at the time of the incident.  We understand that both the general contractor and the steel erection subcontractor were issued citations by OSHA and have been sued in private actions brought by the decedent’s estate as a result of the accident.  The Company has not been fined or named in any lawsuits related to this matter.  Present estimates are that completion of the project will occur by the end of the 2012 fiscal year.  We do not expect significant adverse effects on our ability to produce and ship product as a result of the incident because we had accumulated inventory in preparation of the manufacturing downtime.

Warranty Reserve— Changes in the Company’s product liability are as follows:

	Nine Months Ended Dec. 31, 2011 (Successor)	For the Period From May 1, Through Dec. 31, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)

Balance at beginning of period	$1,325	$1,057	$699
Provision for warranties issued	127	604	19
Reclassification of other liabilities	—	—	339
Settlements	(823)	(620)	—
Balance at end of period	$629	$1,041	$1,057

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

13. Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net loss, foreign currency translation, unrealized gains and losses on forward and option contracts and securities classified as available for sale. Comprehensive income (loss) for the three months ended December 31, 2011 and 2010, the nine months ended December 31, 2011, the period from May 1, 2010 to December 31, 2010 and the period from April 1 through April 30, 2010, respectively, are as follows:

	(Successor)				(Predecessor)
				For the
				period From	For the
				May 1,	Period From
	Three Months	Three Months	Nine Months	2010	April 1,
	Ended	Ended	Ended	Through	Through
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	April 30,
	2011	2010	2011	2010	2010

Net income (loss)	$6,933	3,009	5,781	(10,960)	(267)
Foreign currency translation gains (losses), net of taxes	113	3,566	(11,017)	1,786	(576)
Total comprehensive loss	$7,046	6,575	(5,236)	(9,174)	(843)

14. Stock-Based Compensation Expense

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the Restricted Stock and Stock Option Plan.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our Restricted Stock and Stock Option Plan became fully vested and exercisable.  Although the options were exercisable at the time of the IPO, the sale of the underlying option shares were restricted under lock up agreements with the IPO underwriters, which began to expire on October 31, 2011.  At the date of the IPO on May 5, 2011, the Company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the Restricted Stock and Stock Option Plan.

There were no stock compensation awards issued during the three months ended December 31, 2011.  On May 5, 2011, 117,600 shares, each with an exercise price of $12.00 per share, were granted under our 2011 Long-term Incentive Plan for which stock compensation expense was not accelerated.  They vest ratably over five years with 20% at each anniversary date of the grant.  We valued these options with a Black-Scholes model. Due to the fact that the common stock underlying the options was not publicly traded prior to the IPO, we based the expected volatility on a comparable group of companies. The expected term is based on the simplified method due to the lack of historical exercise data. The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S. Treasury securities with a maturity that approximates the expected term. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. Accordingly the assumptions we used included an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 3.25% and no dividend assumption. The weighted-average estimated grant date fair value for employee stock options granted in fiscal 2012 was $5.99 per share. Excluding the $6,310 stock compensation expense associated with the acceleration of the pre-IPO options, the Company recorded stock compensation expense related to unvested awards for the three and nine months ended December 31, 2011 of $58 and $147, respectively.

During the nine months ended December 31, 2011, the Company issued a total of 15,136 shares of restricted stock to members of its board of directors.  The restricted shares vest in one half increments over two years at the anniversary of the grant date. While the restricted shares are considered issued for purposes of total common shares outstanding at the time of the grant, they are subject to restrictions on transfer or sale until each anniversary vesting date. We valued the restricted shares at $11.89 per share,which was the market closing price at the date of the grant.  We will expense the value of the restricted shares as stock compensation expense ratably over the vesting period unless any portion is forfeited.

15. Miscellaneous Income (Expense)

Miscellaneous income (expense) is as follows:

	Three Months Ended Dec. 31, 2011	Three Months Ended Dec. 31, 2010	Nine months Ended Dec. 31, 2011	For the Period May 1 Through Dec. 31, 2010	For the Period Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Professional fees and expenses related to CHS Transactions	$—	$(818)	$—	$(4,662)	$(5,660)
Employee bonus payments paid in connection with CHS Transactions	—	—	—	—	(3,545)
Changes in estimates for compliance fees and costs	—	—	—	600	—
Loss on foreign exchange transactions	(213)	(242)	(1,456)	(566)	—
Other	(2)	31	54	(39)	304
Total	$(215)	$(1,029)	$(1,402)	$(4,667)	$(8,901)

16. Income Taxes

Our anticipated annual effective tax rate of approximately 38.% has been applied to our consolidated pre-tax income for the nine month period ended December 31, 2011. Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses.  For the nine months ended December 31, 2010, the Company’s provision for income taxes reflects an effective benefit rate of approximately 59.6%. The effective tax rate was higher than the U.S. statutory rate due to deferred taxes released when the outstanding Canadian debt facility was retired. For the three month periods ended December 31, 2011 and 2010, the Company recorded tax expense of $4,074 and $1,592 on pre-tax income of $11,007 and $4,601, respectively. In the nine month period ended December 31, 2011 and the eight month period ended December 31, 2010, the Company recorded approximately $3,294 and $927 of income tax expense on pre-tax income (loss) of approximately $9,075 and $(10,033), respectively.

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

As of December 31, 2011, we have established a long-term liability for uncertain tax positions in the amount of $1,307 and have recognized no material adjustments to the liability recorded as of March 31, 2011.  All of our unrecognized tax benefits at December 31, 2011 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $102 for the nine months ending December 31, 2011, resulting in a cumulative total accrual of $163.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s U.S. federal income tax returns are under exam for the Predecessor’s tax years ending April 30, 2010 and March 31, 2010, and as of December 31, 2011 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 12, “Commitments and Contingencies”.

17. Geographic Information

We have defined our operating segment based on geographic regions. These regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, we have elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

				For the	For the
	Three	Three		Period	Period
	Months	Months	Nine Months	From May 1,	From April
	Ended	Ended	Ended	Through	1,
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Through
	2011	2010	2011	2010	30-Apr-10
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales by geographic area:
Western hemisphere
United States	$24,909	$19,536	$69,736	$46,082	$4,959
Canada	17,897	21,632	60,138	55,369	3,992
Elsewhere in the western hemisphere	316	250	828	697	25
Intercompany sales	17,851	13,744	49,101	34,784	3,850
	60,973	55,162	179,803	136,932	12,826
Eastern hemisphere:
Europe	18,897	15,073	48,905	44,719	2,970
Asia	6,818	8,450	21,620	19,038	1,117
Intercompany sales	452	—	2,077	105	51
	26,167	23,523	72,602	63,862	4,138

Eliminations of intercompany sales	(18,303)	(13,744)	(50,927)	(34,889)	(3,901)
	$68,837	$64,941	$201,478	$165,905	$13,063

Operating income (loss)
Western hemisphere
United States	$5,433	$687	$6,544	$(281)	$1,126
Canada	7,022	6,521	20,663	10,400	1,066
Elsewhere in the western hemisphere	64	(20)	150	148	(30)
Eastern hemisphere:
Europe	1,805	3,340	6,401	3,108	125
Asia	1,279	1,242	3,839	2,819	18
Unallocated:
Management fees	(21)	(500)	(8,141)	(1,333)	(79)
Other	—	(67)	—	(104)	(88)
	$15,582	$11,203	$29,456	$14,757	$2,138

18. Guarantor Consolidation

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

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of December 31, 2011 and March 31, 2011 (“Successor”), the condensed consolidated statements of operations for the period from May 1, 2010 through December 31, 2010, the period from April 1 through April 30, 2010 (“Predecessor”)and the three months ended December 31, 2011 and 2010 (“Successor”),  and the condensed consolidated statements of cash flows for the period from May 1 through December 31, 2010, the period from April 1 through April 30, 2010 (“Predecessor”) and the nine month period ended December 31, 2011 (“Successor”).  The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Thermon Holding Corp.

Condensed Balance Sheet (Unaudited)

	December 31, 2011
	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$7,657	$12,119	$—	$19,776
Accounts receivable, net	—	—	33,854	32,907	(20,574)	46,187
Inventories, net	—	—	20,760	21,387	(2,004)	40,143
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,814	469	—	2,283
Income taxes receivable	—	—	7,037	(709)	—	6,328
Prepaid expenses and other current assets	—	—	839	5,610	616	7,065
Deferred Income taxes	—	—	966	718	—	1,684
Total current assets	—	—	72,927	72,501	(21,962)	123,466
Property, plant and equipment, net	—	—	19,738	5,643	—	25,381
Goodwill	—	—	47,391	69,047	—	116,438
Intangible assets, net	1,142	—	73,479	71,378	—	145,999
Debt Issuance costs, net	—	7,472	—	—	—	7,472
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	105,372	241,500	101,734	—	(448,606)	—
	$106,514	$248,972	$315,399	$218,569	$(470,698)	$418,756
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$14,409	$23,783	$(16,600)	$21,592
Accrued liabilities	—	2,203	7,342	8,740	(2,760)	15,525
Obligations in settlement of the CHS Transactions	—	—	3,550	—	—	3,550
Borrowings under revolving lines of credit	—	9,000	—	—	—	9,000
Billings in excess of costs and estimated	—	—	2,234	400	—	2,634
Intercompany loans	(69,383)	101,434	(30,869)	162	(1,344)	—
Total current liabilities	(69,383)	112,637	(3,334)	33,085	(20,704)	52,301
Long-term debt, net of current maturities	—	139,145	—	—	—	139,145
Deferred Income taxes	—	—	31,090	16,463	—	47,553
Other noncurrent liabilities	—	—	1,470	497	—	1,967
Shareholder’s equity	175,897	(2,810)	286,173	168,524	(449,994)	177,790
	$106,514	$248,972	$315,399	$218,569	$(470,698)	$418,756

Thermon Holding Corp.

Condensed Balance Sheet (Unaudited)

	March 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$—	$—	$41,829	$9,187	$—	$51,016
Accounts receivable, net	—	—	22,613	31,175	(13,775)	40,013
Inventories, net	—	—	14,426	18,461	(1,769)	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,816	247	—	2,063
Income taxes receivable	—	—	2,001	461	—	2,462
Prepaid expenses and other current assets	620	—	1,065	5,402	546	7,633
Deferred Income taxes	—	—	2,254	525	—	2,779
Total current assets	620	—	86,004	65,458	(14,998)	137,084
Property, plant and equipment, net	—	—	15,257	6,429	—	21,686
Goodwill	—	—	47,391	73,359	—	120,750
Intangible assets, net	1,332	—	77,860	79,864	—	159,056
Debt Issuance costs, net	—	11,573	—	—	—	11,573
Other noncurrent assets	—	—	633	—	—	633
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	105,738	226,904	100,848	—	(433,490)	—
	$107,690	$238,477	$328,123	$225,110	$(448,618)	$450,782
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$10,713	$19,308	$(11,448)	$18,573
Accrued liabilities	—	9,023	7,554	13,500	(1,105)	28,972
Current portion of long-term debt	—	21,000	—	—	—	21,000
Borrowing under revolving lines of credits	—	—	—	2,063	—	2,063

Billings in excess of costs and estimated Earnings on uncompleted contracts	—	—	1,119	(9)	—	1,110
Income taxes payable (receivable)	—	—	4,427	3,507	—	7,934
Obligations in settlement of the CHS Transactions	—	—	4,213	—	—	4,213
Intercompany payables	(18,592)	10,167	9,580	197	(1,352)	—
Total current liabilities	(18,592)	40,190	37,606	38,566	(13,905)	83,865
Long-term debt, net of current maturities	—	189,000	—	—	—	189,000
Deferred Income taxes	—	—	31,134	18,675	—	49,809
Other noncurrent liabilities	—	—	1,298	528	—	1,826
Shareholder’s equity	126,282	9,287	258,085	167,341	(434,713)	126,282
	$107,690	$238,477	$328,123	$225,110	$(448,618)	$450,782

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended December 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$41,985	$44,977	$(18,125)	$68,837
Cost of sales	—	—	27,498	26,128	(18,480)	35,146
Gross profit	—	—	14,487	18,849	355	33,691
Operating expenses:
Marketing, general and administrative and engineering	58	—	7,847	7,395	—	15,300
Amortization of other intangible assets	64	—	1,460	1,285	—	2,809
Income (loss) from operations	(122)	—	5,180	10,169	355	15,582
Other income/(expenses):
Equity in earnings of subsidiaries	6,546	6,381	3,765	—	(16,692)	—
Interest income	—	—	12	60	—	72
Interest expense	—	(4,048)	(55)	(100)	—	(4,203)
Loss on retirement of debt	—	(229)	—	—	—	(229)
Miscellaneous income/(expense)	—	—	2,087	(2,302)	—	(215)
Income (loss) before provision for income taxes	6,424	2,104	10,989	7,827	(16,337)	11,007
Income tax expense (benefit)	—	—	1,697	2,266	111	4,074
Net income (loss)	$6,424	$2,104	$9,292	$5,561	$(16,448)	$6,933

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	Nine Months Ended December 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$116,485	$135,615	$(50,622)	$201,478
Cost of sales	—	—	76,617	77,618	(50,388)	103,847
Gross profit	—	—	39,868	57,997	(234)	97,631
Operating expenses:
Marketing, general and administrative and engineering	6,573	7,860	22,224	22,946	—	59,603
Amortization of other intangible assets	192	—	4,381	3,999	—	8,572
Income (loss) from operations	(6,765)	(7,860)	13,263	31,052	(234)	29,456
Other income/(expenses):
Equity in earnings of subsidiaries	12,546	26,403	13,336	—	(52,285)	—
Interest income	—	—	33	206	—	239
Interest expense	—	(15,637)	(90)	(296)	—	(16,023)
Loss on retirement of debt	—	(3,195)	—	—	—	(3,195)
Miscellaneous income/(expense)	—	—	5,735	(7,137)	—	(1,402)
Income (loss) before provision for income taxes	5,781	(289)	32,277	23,825	(52,519)	9,075
Income tax expense (benefit)	—	—	(3,167)	6,532	(71)	3,294
Net income (loss)	$5,781	$(289)	$35,444	$17,293	$(52,448)	$5,781

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended December 31, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$33,280	$45,404	$(13,743)	$64,941
Cost of sales	—	—	21,789	27,287	(13,743)	35,333
Gross profit	—	—	11,491	18,117	—	29,608
Operating expenses:
Marketing, general and administrative and engineering	850	—	7,445	6,410	—	14,705
Amortization of other intangible assets	131	—	2,946	623	—	3,700
Income (loss) from operations	(981)	—	1,100	11,084	—	11,203
Other income/(expenses):
Equity in earnings of subsidiaries	1,729	3,259	4,564	—	(9,552)	—
Interest income	—	—	1	6	—	7
Interest expense	—	(5,476)	(45)	(59)	—	(5,580)
Miscellaneous income/(expense)	—	—	744	(1,773)	—	(1,029)
Income (loss) before provision for income taxes	748	(2,217)	6,364	9,258	(9,552)	4,601
Income tax expense (benefit)	—	—	(902)	2,450	44	1,592
Net income (loss)	$748	$(2,217)	$7,266	$6,808	$(9,596)	$3,009

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	For the Period From April 1, 2010 Through April 30, 2010 (Predecessor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$8,621	$8,342	$(3,900)	$13,063
Cost of sales	—	—	5,223	5,027	(3,803)	6,447
Gross profit	—	—	3,398	3,315	(97)	6,616
Operating expenses:
Marketing, general and administrative and engineering	—	—	2,304	1,959	—	4,263
Amortization of other intangible assets	—	—	38	177	—	215
Income (loss) from operations	—	—	1,056	1,179	(97)	2,138
Other income/(expenses):
Equity in earnings of subsidiaries	7,689	11,780	(307)	—	(19,162)	—
Interest income	—	—	1	6	—	7
Interest expense	(1,245)	—	(3,404)	(1,580)	—	(6,229)
Miscellaneous income/(expense)	(6,711)	(3,080)	(2,076)	(1,750)	—	(13,617)

Income (loss) before provision for income taxes	(267)	8,700	(4,730)	(2,145)	(19,259)	(17,701)
Income tax expense (benefit)	—	—	(17,063)	(341)	(30)	(17,434)
Net income (loss)	$(267)	$8,700	$12,333	$(1,804)	$(19,229)	$(267)

Thermon Holding Corp.

Condensed Statement of Operations (Unaudited)

	For the Period From May 1, 2010 Through December 31, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$80,866	$119,928	$(34,889)	$165,905
Cost of sales	—	—	55,855	77,776	(34,836)	98,795
Gross profit	—	—	25,011	42,152	(53)	67,110
Operating expenses:
Marketing, general and administrative and engineering	1,044	—	18,701	17,482	—	37,227
Amortization of other intangible assets	210	—	6,721	8,195	—	15,126
Income (loss) from operations	(1,254)	—	(411)	16,475	(53)	14,757
Other income/(expenses):
Equity in earnings of subsidiaries	(6,055)	6,805	6,994	—	(7,744)	—
Interest income	—	—	1	9	—	10
Interest expense	—	(16,820)	(195)	(96)	—	(17,111)
Miscellaneous income/ (expense)	(5,524)	(461)	3,429	(5,133)	—	(7,689)
Income (loss) before provision for income taxes	(12,833)	(10,476)	9,818	11,255	(7,797)	(10,033)
Income tax expense (benefit)	—	—	(3,290)	4,187	30	927
Net income (loss)	$(12,833)	$(10,476)	$13,108	$7,068	$(7,827)	$(10,960)

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	Nine Months Ended December 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$1,139	$(25,588)	$6,908	$11,345	$(285)	$(6,481)

Investing activities
Purchases of P.P.&E.	—	—	(5,948)	(231)	—	(6,179)
Cash paid for Thermon	—	—	(663)	—	—	(663)
Net cash provided by (used in) investing activities	—	—	(6,611)	(231)	—	(6,842)

Financing activities
Payments on Senior Secured Notes	—	(70,855)	—	—	—	(70,855)
Proceeds from revolving lines of credit	—	9,000	—	—	—	9,000
Payments on revolving lines of credit	—	—	—	(2,063)	—	(2,063)
Capital contributions	50,288	—	—	—	—	50,288
Premiums paid on redemption of Senior Secured Notes	—	(3,825)	—	—	—	(3,825)
Change in affiliate debt	(51,427)	91,268	(34,469)	(5,657)	285	—
Net cash provided by (used in) financing activities	(1,139)	25,588	(34,469)	(7,720)	285	(17,455)

Effect of exchange rates on cash and cash equivalents	—	—	—	(462)	—	(462)

Change in cash and cash equivalents		—	(34,172)	2,932	—	(31,240)
Cash at beginning of period	—	—	41,829	9,187	—	51,016
Cash at End of period	$—	$—	$7,657	$12,119	$—	$19,776

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	For the Period from May 1, 2010 to December 31, 2010 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$(6,570)	$(217)	$6,566	$26,262	$31	$26,072

Investing activities
Purchase of P.P.&E	—	—	(884)	(265)	—	(1,149)
Cash paid for Thermon	(172,631)	(145,417)	3,754	—	—	(314,294)
Net cash provided by (used in) investing activities	(172,631)	(145,417)	2,870	(265)	—	(315,443)

Financing activities
Proceeds from Senior Secured Notes	—	210,000	—	—	—	210,000
Proceeds from revolving line of credit	—	—	2,000	2,599	—	4,599
Payments on revolving lines of credit	—	—	(2,000)	(2,599)	—	(4,599)
Capital contributions	129,252	—	—	—	—	129,252
Debt issuance costs	—	(15,473)	—	—	—	(15,473)
Change in affiliate debt	49,949	(48,893)	(4,027)	3,002	(31)	—
Net cash provided by (used in) financing activities	179,201	145,634	(4,027)	3,002	(31)	323,779

Effect of exchange rates on cash and cash equivalents	—	—	—	543	—	543

Change in cash and cash equivalents	—	—	5,409	29,542	—	34,951
Cash at beginning of period	—	—	—	—	—	—
Cash at End of period	$—	$—	$5,409	$29,542	$—	$34,951

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	For the Period From April 1 Through April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$—	$(55)	$—	$(1,118)	$(1,892)	$(3,337)	$(6,402)
Investing activities
Purchases of P.P.&E.	—	—	—	(15)	(82)	—	(97)
Other investing transactions	—	(1,399)	—	—	2		(1,397)
Net cash provided by (used in) investing activities	—	(1,399)	—	(15)	(80)	—	(1,494)
Financing activities
Payments on debt	—	(4,857)	—	—	(14,528)		(19,385)
Payment of Intercompany dividends	—	—	—	—	(2,543)	2,543	—
Change in affiliate debt	—	6,311	—	(3,482)	(3,623)	794	—
Net cash provided by (used in) financing activities	—	1,454	—	(3,482)	(20,694)	3,337	(19,385)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	(14)	—	(14)
Change in cash and cash equivalents	—	—	—	(4,615)	(22,680)	—	(27,295)
Cash at beginning of period	—	—	—	4,692	25,455	—	30,147
Cash at End of period	$—	$—	$—	$77	$2,775	$—	$2,852

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Special Note Regarding Forward-Looking Statements

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2011 and 2010 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2011 and 2010 as Interim 2012 and Interim 2011, respectively.  We refer to the nine month periods ended December 31, 2011 and 2010 as Fiscal 2012 and Fiscal 2011, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and related notes included above.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; and (x) our expectations regarding the expansion of our principal manufacturing facility in San Marcos, Texas.

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

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For the three and nine month periods ended December 31, 2011, 64% and 65%, respectively, of our revenues were generated outside of the United States.

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

Cost of sales.  Our cost of revenues includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering cost directly associated with projects, direct labor cost, external sales commissions, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are mainly indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers, and we generally have been successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance, however, that we may be able to pass along such cost increases to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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

•                  Impact of product mix.  As a comprehensive provider of heat tracing solutions, we provide both our products and services to both Greenfield and MRO/UE customers. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services. For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenues associated with such orders than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services and include more product purchased from third parties than MRO/UE orders. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

•                  Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For the entire fiscal year 2011, MRO/UE sales comprised approximately 55% of our consolidated revenues.  In Interim 2012, MRO/UE comprised 65% of our revenue and in Fiscal 2012 MRO/UE comprised 63% of our revenue.

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

Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from these estimates.

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

Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories.  We make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $1.4 million and $1.5 million at December 31, 2011 and March 31, 2011, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated fair value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $1.2 million and $1.7 million at December 31, 2011 and March 31, 2011, respectively. Our allowance for the warranty on our sold products and installations was $0.6 million and $1.3 million at December 31, 2011 and March 31, 2011, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

Valuation of long-lived, goodwill and other intangible assets.  Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. GAAP requires that “push down” accounting be applied for wholly owned subsidiaries if the ownership is 95 percent or more. In connection with the CHS Transactions, goodwill has been allocated to our entities in the United States, Canada and Europe accordingly. As such, we have identified three reporting units: United States, Canada and Europe, for goodwill impairment testing. Factors considered important which could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•                  significant negative industry or economic trends.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2011, we had goodwill of approximately $116.4 million, including the impact of the CHS Transactions. There have been no impairments of goodwill during the three and nine months ended December 31, 2011.

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

Loss contingencies.  We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

Our operating expenses remain relatively consistent (as a percentage of revenue) with some variability related to overall headcount of the company which increased slightly in the three and nine month periods ended December 31, 2011. Fluctuations in operating expense are partly due to changes in management’s estimates for items such as annual bonus attainment and reserves for bad debt.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended December 31, 2011 and the three months ended December 31, 2010 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/ (Decrease)
	2011	2010	$	%
Consolidated Statements of Operations Data:
Sales	$68,837	$64,941	$3,896	6.0%
Cost of sales	35,146	35,333	(187)	(0.5)%
Gross profit	$33,691	$29,608	$4,083	13.8%
Gross margin %	48.9%	45.6%
Operating expenses:
Marketing, general and administrative and engineering	$15,242	$13,471	$1,771	13.1%
Stock compensation expense	58	734	(676)	(92.1)%
Management fees, including termination fees	—	500	(500)	(100.)%
Amortization of intangible assets	2,809	3,700	(891)	(24.1)%
Income from operations	$15,582	$11,203	$4,379	39.1%

Interest expense, net (1):
Interest income	72	7	65	928.6%
Interest expense	(3,867)	(5,055)	1,188	23.5%
Acceleration of unamortized debt cost	(174)	—	(174)	(100)%
Loss on retirement of debt	(229)	—	(229)	(100)%
Amortization of debt costs	(162)	(525)	363	69.1%
Interest expense, net	(4,360)	(5,573)	1,213	(21.8)%
Other income/(expense):
Fees and expenses related to the CHS Transactions	—	(818)	818	(100)%
Miscellaneous income/(expense)	(215)	(211)	(4)	1.9%
Income (loss) before provision for income taxes	$11,007	$4,601	$6,406	139.2%
Income tax expense	4,074	1,592	2,482	155.9%
Net income (loss)	$6,933	$3,009	$3,924	130.4%

(1)                                  During the three months ended December 31, 2011, we made redemption payments on our senior notes totaling $4.3 million.  These payments resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal.  We have presented the breakdown of these charges in order to provide guidance of our expected interest and debt amortization cost in future periods.

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenues. Revenues for Interim 2012 were $68.8 million, compared to $64.9 million for Interim 2011, an increase of $3.9 million or 6.0%.  The increase in revenue is attributable to revenue growth in both our Eastern and Western geographies.  Within our Western Hemisphere, revenue increased $1.3 million as compared to Interim 2011, as we benefited from a robust energy sector and activity in the power generation industry. Revenue in the Eastern Hemisphere increased by $2.1 million in Interim 2012 as compared to Interim 2011 also as a result of activity in the energy sector.  Revenue from Greenfield projects was lower in Interim 2012 representing 35% of total sales as compared to 52% in Interim 2011.  Our calculation of MRO/UE as a proportion of total revenue was approximately 65% during the three months ended December 31, 2011.  Greenfield sales in the prior year Interim 2011 were higher than our historical average due to fluctuations in our product mix and the timing of large Greenfield projects.

Gross profit and margin. Gross profit totaled $33.7 million in Interim 2012, compared to $29.6 million in Interim 2011, an increase of $4.1 million or 13.8%. As a percentage of revenues, gross profit increased to 48.9% in Interim 2012 from 45.6% in Interim 2011.  Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. The increase in gross margin in Interim 2012 is mostly due to a larger MRO/UE revenue contribution in Interim 2012 as compared to Interim 2011 when we experienced relatively higher Greenfield sales.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation and management fee expenses) were $15.3 million for Interim 2012, compared to $14.7 million in Interim 2011, an increase of $0.6 million or 4.0%. Marketing, general and administrative and engineering costs in Interim 2012 were 22.2% of total revenue as compared to 22.6% in Interim 2011. We expect marketing, general and administrative and engineering expense to be 21% to 25% of our total revenue.  The increase of $0.6 million is attributable to increased compensation expense as we have added more personnel to support our growing business in Interim 2012.

Amortization of intangible assets. Amortization of intangible assets was $2.8 million in Interim 2012, compared to $3.7 million in Interim 2011, a decrease of $0.9 million.  We expect that Interim 2012 is more representative of our estimated quarterly expense for amortization of intangible assets for the foreseeable future subject to foreign translation adjustments.  Interim 2011 was higher because it included the amortization of estimated backlog which was expensed over eight months, which was the estimated life for that intangible asset generated by the CHS Transactions.  The amortization related to backlog accounted for the entire $0.9 million difference between the comparative periods.

Interest expense. Interest expense, net was $4.4 million in Interim 2012, compared to $5.6 million in Interim 2011, a decrease of $1.2 million. In Interim 2012, we purchased $4.3 million in aggregate principal amount of our senior secured notes in a privately negotiated purchase transaction with an individual bondholder.  After the purchase, we cancelled the applicable notes.  In connection with the bond purchase in Interim 2012, we incurred deferred debt cost acceleration of $0.2 million and other prepayment costs of $0.2 million. Interest expense on outstanding principal balances was $3.9 million and $5.1 million for Interim 2012 and Interim 2011, respectively.  The decrease in interest expense is the result of a total of $70.9 million of our senior secured noted being redeemed, repurchased and retired since March 31, 2011.

Miscellaneous expense. Other expense was $0.2 million in Interim 2012, compared to miscellaneous expense of $1.0 million in Interim 2011 (including fees and expenses related to the CHS Transactions). The $0.2 million expense in Interim 2012 is associated with a foreign exchange loss.  In Interim 2011 we incurred $0.8 million of fees and expenses related to the CHS Transactions.

Income taxes.  We reported an income tax expense of $4.1 million in Interim 2012, compared to a $1.6 million tax expense in Interim 2011, an increase of $2.5 million. The effective tax rates were 37.0% in Interim 2012 and 34.6% in Interim 2011. Our anticipated annual effective tax rate of approximately 38.0% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for the three months ended December 31, 2011. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 17, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended December 31, 2011, included elsewhere in this quarterly report, for further detail on income taxes.

Net income (loss). Net income was $6.9 million in Interim 2012 as compared to $3.0 million in Interim 2011, an increase of $3.9 million. Gross profit contributed an additional $4.1 million to net income as compared to Interim 2011, reduced amortization of intangible assets contributed $0.9 million and reduced interest expense contributed $1.2 million. These amounts were offset by additional tax expense of $2.5 million and other offsetting expense amounts such as marketing, general and administrative and engineering expense.

The following table sets forth our statements of operations for the nine months ended December 31, 2011 and the nine months ended December 31, 2010 and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/ (Decrease)
		2010
	2011	Combined (1)	$	%
Consolidated Statements of Operations Data:
Sales	$201,478	$178,968	$22,510	12.6%
Cost of sales	103,847	97,723	6,124	6.3%
Purchase accounting adjustments (2)	—	7,519	(7,519)	(100)%
Gross profit	$97,631	$73,726	$23,905	32.4%
Gross margin %	48.5%	41.2%
Operating expenses:
Marketing, general and administrative and engineering	$45,006	$39,344	$5,662	14.4%
Stock compensation expense	6,456	734	5,722	(779.6)%
Management fees, including termination fees	8,141	1,412	6,729	476.6%
Amortization of intangible assets	8,572	15,341	(6,769)	(44.1)%
Income from operations	$29,456	$16,895	$12,561	74.3%

Interest expense, net (3):
Interest income	239	17	222	1,305.9%
Interest expense	(11,924)	(17,389)	(5,465)	(31.4)%
Acceleration of unamortized debt cost	(3,096)	(493)	2,603	528.0%
Loss on retirement of debt	(3,195)	—	3,195	100%
Amortization of debt costs	(1,003)	(5,458)	(4,455)	(81.6)%
Interest expense, net	(18,979)	(23,323)	(4,344)	(18.6)%
Other income/(expense):
Fees and expenses related to the CHS Transactions (4)	—	(21,606)	21,606	(100)%
Miscellaneous income/(expense)	(1,402)	300	(1,702)	(567.3)%
Income (loss) before provision for income taxes	$9,075	$(27,734)	$36,809	132.7%
Income tax expense (benefit)	3,294	(16,507)	19,801	120.0%
Net income (loss)	$5,781	$(11,227)	$17,008	151.5%

(1)          The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through December 31, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2011 and 2010 appearing above for a separate presentation of the results for the Predecessor and Successor periods in accordance with GAAP.

	For the Period From April 1, Through April 30, 2010 (Predecessor)	For the Period From May 1, 2010 Through Dec. 31, 2010 (Successor)	Nine Months Ended Dec. 31, 2010 (Predecessor/ Successor Combined) (Non-GAAP)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$13,063	$165,905	$178,968
Cost of revenues	6,447	91,276	97,723
Purchase accounting non-cash adjustment		7,519	7,519
Gross profit	6,616	67,110	$73,726
Marketing, general and administrative and engineering	4,184	35,160	39,344
Stock compensation expense	—	734	734
Management fees	79	1,333	1,412
Amortization of intangible assets	215	15,126	15,341
Income from operations	2,138	14,757	$16,895
Interest expense, net	(6,222)	(17,101)	(23,323)
Fees and expenses related to the CHS Transactions	(13,921)	(7,685)	(21,606)
Miscellaneous income/(expense)	304	(4)	300
Loss before provision for income taxes	(17,701)	$(10,033)	$(27,734)
Income tax (benefit)	(17,434)	927	(16,507)
Net loss	$(267)	$(10,960)	$(11,227)

(2)                                 In the combined periods ended December 31, 2010, there was a non-cash negative impact of $7.5 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(3)                                  During the nine months ended December 31, 2011, we made redemption payments on our senior notes totaling $70.9 million.  These payments resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal.  The combined periods ended December 31, 2010, also included similar accelerated debt cost related to the payment of debt by the Predecessor. We have presented the breakdown of these charges in order to provide guidance of our expected interest and debt amortization cost in future periods.

(4)                                  Fees and expenses related to the CHS Transactions are combined herein to include success fees on CHS Transactions of $7.7 million along with $13.9 million of other transaction expenses that are reported as part of miscellaneous expense on our unaudited statement of operations.

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010 (Predecessor/Successor Combined) (Non-GAAP)

The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through December 31, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended December 31, 2011 and 2010 appearing above include a separate presentation of the results for the Predecessor and Successor periods.  We have presented a discussion of the results for these combined periods because it provides an easier-to-read discussion of the results of operations and provides the investor with information from which to analyze our financial results in a manner that is consistent with the way management reviews and analyzes our results of operations. In addition, the discussion of the combined results provides investors with the most meaningful comparison between our results for prior and future periods.

Revenues. Revenues for Fiscal 2012 were $201.5 million, compared to $179.0 million for Fiscal 2011, an increase of $22.5 million or 12.6%.  The increase in revenue is attributable to revenue growth within all geographic regions as well as growth in both MRO/UE and Greenfield projects.  As a percentage of revenue, Greenfield projects were lower in Fiscal 2012 representing 37% of total sales as compared to 53% in Fiscal 2011.  Our calculation of MRO/UE as a proportion of total revenue was approximately 63% during the nine months ended December 31, 2011.  This compares to 47% for fiscal year 2011.  We expect that revenue contributed from large Greenfield projects will fluctuate from period to period as construction schedules are inherently difficult to estimate.  While our percentage of revenue from MRO/UE during Fiscal 2012 was comparable to historical averages, we expect MRO/UE percentage to fluctuate as levels of large projects increase or decrease.

Gross profit and margin. Gross profit totaled $97.6 million in Fiscal 2012, compared to $73.7 million in Fiscal 2011, an increase of $23.9 million or 32.4%. As a percentage of revenues, gross profit increased to 48.5% in Fiscal 2012 from 41.2% in Fiscal 2011.  In Fiscal 2011 there was a non-cash $7.5 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross profit percentage would have been 45.0%. Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. The increase in gross margin in Fiscal 2012 is mostly due to a larger MRO/UE revenue contribution in Fiscal 2012 as compared to Fiscal 2011.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation and management fee expense) were $59.6 million for Fiscal 2012, compared to $41.5 million in Fiscal 2011, an increase of $18.1 million or 43.6%. Included in the Fiscal 2012 amount are stock compensation charges of $6.5 million for the acceleration of options outstanding under our Restricted Stock and Stock Option Plan at the IPO date and $8.1 million in termination and management fees paid to our private equity sponsors in consideration for their agreement to terminate their management contract with us.  Excluding these charges, marketing, general and administrative and engineering costs would have been $45.0 million in Fiscal 2012 or 22.3% of total revenue as compared to 21.9% in Fiscal 2011.  The actual comparative increase of $5.7 million (excluding stock compensation and termination fees) is almost entirely related to an increase in payroll expenses to address personnel needs to meet growing customer demand.

Amortization of intangible assets. Amortization of intangible assets was $8.6 million in Fiscal 2012, compared to $15.3 million in Fiscal 2011, a decrease of $6.7 million.  We expect that Fiscal 2012 is more representative of our estimated expense for amortization of intangible assets for the foreseeable future subject to foreign translation adjustments.  Fiscal 2011 was higher because it included the amortization of estimated backlog which was expensed over five months, which was the estimated life for that intangible asset generated by the CHS Transactions.  The amortization related to backlog accounted for the entire $6.7 million difference between the comparative periods.

Interest expense. Interest expense, net was $19.0 million in Fiscal 2012, compared to $23.3 million in Fiscal 2011, a decrease of $4.3 million. Both periods include charges for the redemption or prepayment of debt.  In Fiscal 2012, we made redemptions on our senior notes totaling $70.9 million and in Fiscal 2011 our Predecessor repaid $109 million of debt in connection with the completion of the CHS Transactions which occurred April 30, 2010.  As a result of these repayments, deferred debt cost acceleration and other prepayment costs totaled $6.3 million and $4.9 million for Fiscal 2012 and Fiscal 2011, respectively.  Interest expense on outstanding principal was $11.9 million and $17.4 million for Fiscal 2012 and Fiscal 2011, respectively.

Miscellaneous expense. Other expense was $1.4 million in Fiscal 2012, compared to miscellaneous expense of $21.3 million in Fiscal 2011.  The $1.4 million expense in Fiscal 2012 is associated with a foreign exchange loss we incurred on certain accounts receivable balances.  In Fiscal 2011 we incurred $21.6 million of fees and expenses related to the CHS Transactions.  This included $7.7 million of success fees paid to the current and former owners of Thermon plus $13.9 million of transactional fees related to the acquisition by our private equity sponsors on April 30, 2010.

Income taxes.  We reported an income tax expense of $3.3 million in Fiscal 2012, compared to a $16.5 million tax benefit in Fiscal 2011, a change of $19.8 million. The effective tax rates were 36.3% in Fiscal 2012 and a benefit rate of 59.5% in Fiscal 2011. Our anticipated annual effective tax rate of approximately 38.0% has been applied to our consolidated pre-tax loss in calculating the amount of the income tax benefit for the nine months ended December 31, 2011. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  The effective tax rate for Fiscal 2011 was significantly impacted by the CHS Transactions.  Permanent items recorded in Fiscal 2011 included non-deductible portions of the CHS Transactions costs as well a recorded valuation allowance on foreign tax carry forwards.  See Note 17, “Income Taxes”, to our unaudited consolidated financial statements for the three and nine months ended December 31, 2011, included elsewhere in this quarterly report, for further detail on income taxes.

Net income( loss). Net income was $5.8 million in Fiscal 2012 as compared to a net loss of ($11.2) million in Fiscal 2011, an increase of net income by $17.0 million. Gross profit contributed an additional $23.9 million to net income as compared to Fiscal 2011.  Also, Fiscal 2011 included CHS Transaction expenses of $21.6 million.  These amounts were offset by increases in marketing, general and administrative expenses of $18.1 million including IPO-related expenses. The IPO expenses include stock compensation charges of $6.5 million for the acceleration of options and $8.1 million in termination and management fees paid to our private equity sponsors.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our material contractual payment obligations as of December 31, 2011.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior secured notes	$139,145	$—	$—	$—	$139,145
Revolving lines of credit(1)	9,000	—	9,000	—	—
Estimated interest payments on above indebtedness(2)	78,723	13,669	27,338	26,700	11,016
Operating lease obligations(3)	8,383	2,049	2,848	2,202	1,284
Obligations in settlement of the CHS Transactions(4)	3,550	3,550	—	—	—
Information technology services agreement(5)	891	648	231	12	—

Total	$239,692	$19,916	$39,417	$28,914	$151,445

(1)

The revolving lines of credit mature on April 29, 2015.  At December 31, 2011, we borrowed $9.0 million under the revolving line of credit to support our working capital needs. It is management’s intent, however to repay amounts drawn on the revolving lines of credit within 90 days of incurrence. Our interest obligation on borrowings under our revolving line of credit is presented as if principal at December 31, 2011 remained outstanding until maturity.

(2)

Consists of the interest on our senior secured notes, which accrues at a fixed rate of 9.500% and interest on amounts drawn on the revolving lines of credit, which accrues interest at a fixed rate of 5% as of December 31, 2011. The obligation presented is as of December 31, 2011.

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

On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2.9 million.  At December 31, 2011, we have not recorded a tax liability reserve due to its early stages of this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Other than the aforementioned items, there are no other gains or losses or litigation settlements that are not provided for in the accounts.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On December 31, 2011, we had in place standby letters of credit, bank guarantees and performance bonds totaling $7.6 million to back our various customer contracts. As of December 31, 2011, we also had in place a $0.3 million letter of credit as collateral for the revolving facility for our subsidiary in Japan. Our Indian subsidiary also has $2.6 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.

Cash and cash equivalents.  At December 31, 2011, we had $19.8 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $7.7 million, or 39%, of these amounts were held in domestic accounts with various institutions and approximately $12.1 million, or 61%, of these amounts were held in accounts outside of the United States with various financial institutions.

Revolving credit facility and senior secured notes.

See Note 11, “Long-Term Debt—Revolving Credit Facility and Senior Secured Notes” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured notes, which is hereby incorporated by reference into this Item 2.  At December 31, 2011, we borrowed $9.0 million under the revolving line of credit to support our working capital needs as we grow the business, including funding investments in inventory and capital expenditures to expand manufacturing capacity. From time to time, we may choose to utilize our revolving line of credit to fund uses such as these despite having cash available within our consolidated group in light of the cost, timing and other business considerations involved with repatriating funds from certain of our foreign subsidiaries (see “— Repatriation Considerations” below).  While these borrowings mature on April 29, 2015, it is our intent to repay these amounts within 90 days of incurrence. After accounting for amounts already drawn, at December 31, 2011 we had $30.4 million available under the Revolving Credit Facility.

On January 31, 2012, we repaid $4.5 million out of the $9.0 million that was outstanding on December 31, 2011.

On October 19, 2011, we purchased $4.3 million in aggregate principal amount of our outstanding 9.500% Senior Secured Notes due 2017 in a privately negotiated purchase transaction with an individual bondholder at premium of $105.37% of the principal amount or $0.2 million.  After the purchase, the Company cancelled the applicable notes.

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

In fiscal 2012, we anticipate completing the construction of the expansion of our manufacturing facility in San Marcos, Texas, which we expect will significantly increase our production capacity at that location. We estimate that approximately $6.2 million in capital expenditures will be incurred during fiscal 2012 in connection with such expansion. We expect to fund the facility expansion from cash on hand and do not expect to finance the construction.

With regard to the aforementioned building frame collapse during construction on July 27, 2011, we are in the process of determining to what extent this may increase our planned expenditures for the building.  At this time, we do not expect to incur any significant incremental construction costs related to the July 27, 2011 incident.

Nine Months Ended December 31, 2011 (“Fiscal 2012”) Compared to the Nine months Ended December 31, 2010 (Predecessor/Successor Combined) (“Fiscal 2011”) (Non-GAAP)

Net cash (used by) provided by operating activities totaled $(6.5) million for Fiscal 2012 period, compared to $19.7 million provided for Fiscal 2011. Net income and net loss were $5.8 and $(11.2) in Fiscal 2012 and 2011, respectively. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes amounted to a source of cash of $21.0 million $13.3 million in Fiscal 2012 and 2011, respectively.  Both periods reflected uses of cash through the increase of accounts receivable and inventory.  The increase in these items is a result of the general growth in the business.  The increased use of cash for operations in Fiscal 2012 is primarily attributable to the reduction of liabilities.  During the nine months ended December 31, 2011, we made interest payments of $22.0 million (including premiums paid in redemptions of our senior secured notes), cash tax payments of $15.1 million and reduced our liability on customer prepayments by $5.8 million through the delivery of products.  The use of cash in Fiscal 2011 was driven primarily by the operating loss of $(11.2) million which includes $21.6 million in costs related to the CHS Transactions.

Net cash used in investing activities totaled $6.8 million for Fiscal 2012 compared to $316.9 million for Fiscal 2011. Fiscal 2011 includes the purchase price of the CHS Transactions totaling $314.3 million.  Capital expenditures were $6.2 million in Fiscal 2012 and $1.2 million in Fiscal 2011

Net cash (used in) provided by financing activities totaled $(17.7) million used in Fiscal 2012, compared to $304.6 million provided by financing activities for Fiscal 2011. In Fiscal 2012, we received net proceeds on our IPO of $48.5 million.  From a combination of IPO proceeds and cash on hand, we redeemed $70.9 million in aggregate principal of our senior secured notes for a use of cash totaling $74.7 million including cash premiums paid. Financing activities in Fiscal 2011 consisted of proceeds from the issuance of $210.0 million under the senior secured notes, $129.5 million received from equity investments in us and offset by $15.5 million used for the payment of deferred debt costs.

For the nine months ended December 31, 2011, the consolidated statements of cash flows for TGH and THC are substantially the same. We discuss the cash used in operating activities as it relates to TGH. However, THC had cash used by financing activities of $17.5 million or $250,000 more than TGH. This is the result of cash contributed by TGH to THC in addition to the IPO proceeds in Fiscal 2012.

Off-Balance Sheet Arrangements

As of December 31, 2011, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

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

Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 65% of our Fiscal 2012 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

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

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations for Fiscal 2012 was a $1.5 million loss compared to a loss of $0.6 million in Fiscal 2011.

As of December 31, 2011, we had approximately $14.0 million in notional forward contracts to purchase foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 11, “Long Term Debt” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements Unaudited of this quarterly report for further information regarding our foreign currency forward contracts.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’equity section of our balance sheet. The unrealized effect of foreign currency translation was a loss of $11.0 million in Fiscal 2012, compared to a gain of $1.2 million in Fiscal 2011. Currency translation gains or losses are reported as part of comprehensive income or loss in the notes to the accompanying unaudited condensed consolidated financial statements.

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At December 31, 2011, the interest rate on amounts outstanding on our revolving credit facility was 5.0%. Based on our outstanding borrowings at December 31, 2011, a one percent increase or decrease in our interest rate would result in a net increase or decrease, respectively, of our annual interest expense of approximately $90,000.

The senior secured notes are denominated and payable in the U.S. Dollar. Approximately 65% of our consolidated revenue was generated in foreign currency in Fiscal 2012; therefore, we expect to have to repatriate our cash earnings in foreign locations in order to make principal reductions on the senior secured notes. In the event that the U.S. Dollar strengthens relative to the foreign currencies we are repatriating to make principal repayments, we may incur exchange rate losses that are larger than those that we have reported historically.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended December 31, 2011.  The common stock of TGH began trading on the NYSE on May 5, 2011 under the symbol “THR.”  Prior to that time, there was no public trading market for the common stock of TGH.  THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable

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

THERMON GROUP HOLDINGS, INC. (registrant)

Date: February 9, 2012	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

THERMON HOLDING CORP. (registrant)

Date: February 9, 2012	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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