Form 10-K
period 2012-03-31
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2012-06-08
CIK 1489096, 1497822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2012

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

Thermon Group Holdings, Inc. ☒ Yes ☐ No	Thermon Holding Corp. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Thermon Group Holdings, Inc. ☐	Thermon Holding Corp. ☒

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

The aggregate market value of Thermon Group Holdings, Inc.’s common equity held by non-affiliates as of September 30, 2011 was $217,357,325 based on the closing price of $13.82 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. Thermon Holding Corp. is a wholly-owned subsidiary of Thermon Group Holdings, Inc., and therefore the market value of its common equity held by non-affiliates as of September 30, 2011 was zero.

As of June 4, 2012, each registrant had the following number of shares of common stock outstanding:

Thermon Group Holdings, Inc.: 30,351,412 shares, par value $0.001 per share

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share.  Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of Thermon Group Holdings, Inc.’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Thermon Holding Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

EXPLANATORY NOTE

This annual report (“this annual report”) combines the Annual Reports on Form 10-K for the year ended March 31, 2012 of Thermon Group Holdings, Inc. and Thermon Holding Corp.

Unless stated otherwise or the context otherwise requires, references in this annual report to:

•                  “TGH” mean Thermon Group Holdings, Inc., a Delaware corporation;

•                  “THC” mean Thermon Holding Corp., a Delaware corporation;

•                  “we,” “our,” “us”, “Thermon” or “the Company” mean TGH, THC and their consolidated subsidiaries taken together as one company; and

•                  a particular fiscal year are to the twelve months ended on March 31 of the given calendar year (e.g., “fiscal 2012” and “fiscal 2011” mean the Company’s fiscal years ended March 31, 2012 and March 31, 2011, respectively).

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

TGH is a holding company that conducts all of its business through THC and its subsidiaries. In May 2011, TGH completed an initial public offering, or the IPO, of its common stock. In the aggregate, 10,650,000 shares of TGH common stock were sold in the IPO at a price to the public of $12.00 per share.  TGH’s common stock, which we refer to as our common stock, is listed on the New York Stock Exchange, which we refer to as the NYSE, under the symbol “THR.”

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

THERMON GROUP HOLDINGS, INC.

THERMON HOLDING CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; and (x) our expectations regarding anticipated benefits from the recently completed expansion of our principal manufacturing facility in San Marcos, Texas.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

ITEM 1.  BUSINESS

Business Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For almost 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction, or EPC, companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2012, approximately 66% of our revenues were generated outside of the United States.

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

Our customers’ need for MRO/UE solutions provides us with an attractive recurring revenue stream. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 61% of our revenues for fiscal 2012 were derived from such MRO/UE activities.

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

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms, which we refer to collectively as our private equity sponsors, acquired Audax’s controlling interest in us. The acquisition and related transaction fees and expenses were financed through (i) the issuance of $210.0 million aggregate principal amount of our senior secured notes and (ii) a $129.3 million equity investment by our private equity sponsors and certain members of our current and former management team.  Concurrent with the closing of the acquisition, our wholly-owned subsidiary TII entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability.  As used in this annual report, the “CHS Transactions” refer collectively to such acquisition, the equity investment in us by CHS, our other private equity sponsors and certain members of our management team, the entry into our revolving credit facility, the repayment of amounts owed under, and the termination of, certain then-existing revolving credit and term loan facilities, the issuance of our senior secured notes and the application of the gross proceeds from the offering of our senior secured notes and the equity investment to complete such acquisition and to pay related fees and expenses of these transactions.

In May 2011, in connection with the IPO, affiliates of CHS sold 4,307,161 shares of our common stock for approximately $48.1 million, and our other private equity sponsors and their respective affiliates in the aggregate sold 1,613,497 shares of our common stock for approximately $18.0 million.  At June 4, 2012, CHS and its affiliates beneficially owned 31.2% of our common stock, and our other private equity sponsors in the aggregate beneficially owned 20.4% of our common stock.  We realized net proceeds from the IPO of approximately $48.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

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

**                                  Issuer of our SEC-registered senior secured notes

†                                         Guarantor of our SEC-registered senior secured notes

Industry Overview

Alvarez & Marsal Private Equity Performance Improvement Group, LLC, or A&M, estimates that the market for industrial electric heat tracing is approximately $1.2 billion in annual revenues and estimates that it is growing its share of the overall heat tracing market as end users appear to continue to favor electric heat tracing solutions over steam heat tracing solutions for new installations. When revenues for steam heat tracing parts are included, A&M estimates the overall addressable market for heat tracing to be approximately $2.6 billion in annual revenues. The industrial electric heat tracing industry is fragmented and consists of approximately 40 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. Heat tracing providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require heat tracing, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meet these criteria.

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

•                  Energy.  Heat tracing is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. In order to meet growing demand and offset natural declines in existing oil and gas production, a significant increase in capital expenditures in upstream infrastructure will be required, with a particular focus on reservoirs that are in harsher climates, are deeper or have other complex characteristics that magnify the need for heat tracing. A&M estimates that the oil and gas end market accounted for approximately 61% of the total market for electric heat tracing in 2011. Wood Mackenzie, a leading independent energy research and consulting firm, as of September 2011, expects global upstream development expenditures to increase 15.5% to approximately $477 billion in 2013 from approximately $413 billion in 2010. An increase in upstream production coupled with increased demand for refined products will require a corresponding increase in downstream refining capacity.

•                  Chemical Processing.  Heat tracing is required for temperature maintenance and freeze protection in a variety of chemical processing applications. Factors that may impact heat tracing demand in chemicals end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance. A&M estimates that the chemicals end market accounted for approximately 10% of the total market for electric heat tracing in 2011. According to the American Institute of Chemical Engineers, global capital spending by the chemicals industry is expected to increase to $803.2 billion in 2016, representing a compound annual growth rate of 9.6% from 2010 to 2016.

•                  Power Generation.  Heat tracing is required in high-temperature processes, freeze protection and environmental regulation compliance in coal and gas facilities and for safety injection systems in nuclear facilities. An important driver of demand for heat tracing solutions for power generation is increasing demand for electricity worldwide. A&M estimates that the power generation end market accounted for approximately 23% of the total market for electric heat tracing in 2011. The U.S. Energy Information Administration, or EIA, projects that global net electricity generation will increase 87% between 2007 and 2035. We believe capital spending on new and existing power generation infrastructure will be required to meet this demand.

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

Segments

We operate in one operating segment, thermal engineered solutions.  We have further defined our operating segment based on two geographic regions; Eastern Hemisphere and Western Hemisphere. See Note 17, “Geographic Information” to the consolidated financial statements of TGH for fiscal 2012 contained elsewhere in this annual report for geographic financial data relating to our business.

Products and Services

Our products include a wide range of electric heat tracing cables, steam tracing components, and tubing bundles, as well as instrument and control products, including:

•                  self-regulating and power limiting heating cables, which automatically increase or decrease heat output as pipe temperature changes;

•                  mineral insulated, or MI, cable, which is a high performance heat tracing cable for generating high temperatures that is typically used in harsh environments;

•                  heat traced tube bundles for environmental gas sampling systems;

•                  heat transfer compounds and steam tracers for comprehensive steam tracing solutions;

•                  control and monitoring systems for electric tracing of pipes, tanks, hoppers and instrument sampling systems; and

•                  turnkey solutions that provide customers with complete solutions for heat tracing, including design, optimization, installation and ongoing maintenance.

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

Power-limiting and constant watt heating cables—Power limiting and constant watt heating cables are flexible parallel resistance cables used to heat trace piping in lengths longer than 500 feet. Such intermediate lengths of pipe are commonly found in pipe racks that connect process units within the plant. These heaters allow longer lengths between power supply points than self-regulating cables.

TEK™ HTEK™ and MIQ™ cables—The TEK™ and HTEK™ series resistance, constant watt heating cables are used where circuit lengths exceed the limitations of parallel resistance heating cables. By using series constant watt heating cables, a single power supply point can energize circuit lengths up to 12,000 feet. MIQ™ high performance mineral insulated heating cables are used for high temperature maintenance, high temperature exposure and/or high watt density applications that exceed the limitations of thermoplastic insulated cables. MIQ™ cables are composed of a high nickel/chromium alloy sheath, which is well-suited for high temperature service and offers high resistance to stress corrosion in chloride, acid, salt and alkaline environments.

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

During fiscal 2012, we introduced the latest version of our TraceNet temperature control monitoring system.  This technology allows up to 180 monitoring circuits to be controlled from a single control module.  Previous versions of the controller could control 18 circuits.

The temperature controllers work in conjunction with our TraceView control system software.   The TraceView system collects and analyzes data from all heat tracing sensors of a facility, which is then analyzed and controlled by a single technician at a workstation.

The most recent version of our TraceView control system software provides three critical improvements over other available applications:

•                  it processes information faster, substantially reducing data collection time at large facilities with thousands of heat tracing circuits;

•                  it provides for increased data collection and functionality, thereby increasing plant safety and efficiency; and

•                  it allows for improved communications with distributed control systems, which are used to control equipment (such as valves) in industrial facilities.

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

Turnkey Services

We provide customers with complete turnkey solutions for their heat tracing needs. Turnkey services include project planning, product supply, engineering services, system integration, installation, commissioning and maintenance. Specialized, turnkey heat tracing services meet the needs of many of our industrial customers who have downsized and outsourced their non-core competencies and are requiring their vendor base to have multi-service and multi-site capabilities.

Our turnkey business in the United States is based in Houston, Texas and Baton Rouge, Louisiana. We currently have over 200 turnkey clients; the largest project as of the date of this annual report is approximately $14 million. Engineering and construction companies in the United States often subcontract their heat tracing projects to outside parties, including us, because of the field’s highly specialized nature.

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

We are focused on providing comprehensive solutions to fulfill the heat tracing needs of our customers. As a manufacturer of a wide range of heat tracing products, we believe that we are well positioned to evaluate and optimize a system for a customer without bias towards a particular product, and rely on more than 58 years of experience to craft the most appropriate heat tracing solution for a customer’s situation and demands.

We provide value-added design and engineering services to our customers through our full-time staff of engineers and technicians. Through the design and engineering process, our engineers and technicians located throughout the world provide our customers with design optimization studies, product selection assistance, computer-generated drawing packages and detailed wiring diagrams.

Manufacturing and Operations

We have four manufacturing facilities on three continents. We manufacture the products that generate a majority of our total sales at our principal facility in San Marcos, Texas including flexible heating cables, heat tracing compound and tubing bundles. Our facilities are highly automated, which reduces labor costs. Our facilities incorporate numerous manufacturing processes that utilize computer-controlled equipment and laser technology. We maintain a ready supply of spare parts and have on-site personnel trained to repair and perform preventative maintenance on our specialized equipment, reducing the likelihood of long term interruptions at our manufacturing facilities. Our manufacturing facilities are equipped to provide us with maximum flexibility to manufacture our products efficiently and with short lead times. This in turn allows for lower inventory levels and faster responses to customer demands.

In April 2012, we opened a new manufacturing building at our production facility in San Marcos, Texas.  The expansion was completed over the course of one year at an approximate cost of $5.8 million. The new manufacturing building has approximately 48,000 square feet of floor space, including offices. In addition to purchasing new manufacturing equipment, we have moved certain of our existing manufacturing lines to the new building, which we believe will create efficiencies in the cable production process. The new manufacturing building will enable us to approximately double production capacity for our low temperature cables, as well as increase our high temperature cable production capacity by approximately 30%. We currently estimate that the facility expansion, when operating at full capacity, will support revenue levels of up to $400 to $500 million. This should satisfy our core cable growth needs for the next several years, assuming that current trends in product mix continue.

Our electronic cross-linking facility, which we refer to as our ECLF, is also located at the San Marcos facility. Cross-linking enhances the thermal, chemical and electrical stability of our low-temperature self-regulating heater cables. By performing cross-linking in-house, we condense the overall manufacturing cycle by approximately six weeks. This enhances our ability to ensure a high level of product quality and to better control the production process. We also process third party materials, including diamonds, in our ECLF under toll processing agreements in order to increase utilization and generate incremental revenues.

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

Our MI cable manufacturing facility in Calgary, Canada gives us adequate capacity to service the demands of clients in the oil sands projects of Western Canada in a time efficient manner. The facility’s strategic location has enabled us to expand our sale of MI cable, which is well-suited for high temperature applications and harsh, arctic environments, into a global business.

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

Distribution—We maintain three central distribution centers located in San Marcos, Texas, Calgary, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain “safety stocks” of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia,  safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia.

Customers

We serve a broad base of large multinational customers, many of which we have served for almost 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenues in fiscal 2012.

Sales and Marketing

Our direct sales force, consisting of 94 employees, is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective heat tracing solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international heat tracing standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high quality heat tracing products. In addition, we believe that our 14 registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

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

Competition

The global industrial electric heat tracing industry is fragmented and consists of approximately 40 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is Tyco Thermal Controls, a subdivision of Tyco International Ltd.  In March 2012, Tyco announced that it had reached a definitive agreement to spin off and merge its Flow Control business (which includes its Thermal Controls division) with Pentair, Inc. (NYSE: PNR), a manufacturer of water pumps, water filtration products and enclosures for electronics and electrical components in an all-stock merger valued at $4.6 billion. The transaction is subject to the approval of the planned spin-off by Tyco shareholders, the approval of the merger by Pentair shareholders, regulatory approvals and customary closing conditions and is expected to be completed at the end of September 2012. We do not currently anticipate any adverse impact to our competitive position in the global heat tracing industry as a result of the Tyco-Pentair transaction.

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

Intellectual Property and Technology

The heat tracing industry is highly competitive and subject to the introduction of innovative techniques and services using new technologies. We have at least 40 registered patents in the United States, some of which have foreign equivalents. Of our United States registered patents, seven remain active, along with several foreign equivalents. While we have patented some of our products and processes, we historically have not relied upon patents to protect our design or manufacturing processes or products, and our patents are not material to our operations or business. Instead, we rely significantly on maintaining confidential our trade secrets, manufacturing know-how and other proprietary rights and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. We have 14 registered trademarks in the United States and an additional 20 recognized brand names. We also rely on a significant number of unregistered trademarks, primarily abroad, but also in the United States, in the day-to-day operation of our business.

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

Employees

As of March 31, 2012, we employed approximately 755 persons on a full-time basis worldwide. None of our employees is covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage or strike. We consider our employee relations to be good.

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

ITEM 1A.  RISK FACTORS

The following risk factors address the material risks concerning our business. If any of the risks discussed in this annual report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt could be materially and adversely affected and the trading price of our common stock could decline significantly. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

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

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas have been very volatile over the past four years, with significant increases until achieving historic highs in July 2008, followed immediately by a steep decline through 2009 and moderate increases from 2010 to early 2012. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock.

As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability or cash flows or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have a material adverse effect on our business and financial condition.

For fiscal 2012, approximately 66% of our revenues were generated outside of the United States, and approximately 35% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

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

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. The dollar amount of backlog as of March 31, 2012 was $117.7 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. For example, a delay in the completion of a large Greenfield project resulted in approximately several million dollars in revenue attributable to such project being realized in the quarter ended September 30, 2010, which was one quarter later than expected. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

We may not be able to effectively manage our exchange rate and/or currency transaction risks. Volatility in currency exchange rates may decrease our revenues and profitability, adversely affect our liquidity and impair our financial condition. While we have entered into hedging instruments to manage our exchange rate risk as it relates to certain intercompany balances with certain of our foreign subsidiaries, these hedging activities do not eliminate this exchange rate risk, nor do they reduce risk associated with total foreign sales.

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

Under our customer contracts, we often indemnify our customers from damages and losses they incur due to our work or services performed by us, as well as for losses our customers incur due to any injury or loss of life suffered by any of our employees or our subcontractor’s personnel occurring on our customer’s property. Many, but not all, of our customer contracts include provisions designed to limit our potential liability by excluding consequential damages and lost profits from our indemnity obligations. However, substantial indemnity claims may exceed the amount of insurance we maintain and could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

Due to TGH being a public company with listed equity securities and THC having SEC-registered debt securities, we are required to comply with certain laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, which we refer to the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and results in significant legal, accounting and other expenses. We maintain, and will continue to maintain, internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs incurred in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments and attestation by our independent registered public accounting firm of the effectiveness of our internal control over financial reporting. During fiscal 2012, we completed our required annual management assessment of the effectiveness of our internal control over financial reporting for filing with the SEC. For fiscal 2013, in addition to the management assessment, we will have to file an attestation by our independent registered public accounting firm of the effectiveness of our internal control over financial reporting with the SEC. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we or our independent registered public accounting firm may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we fail to comply with Section 404, or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, which could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.

We have substantial indebtedness. At March 31, 2012, THC had $139.1 million outstanding in senior secured notes.  After taking into account the optional redemption of $21.0 million aggregate principal amount of our senior secured notes that occurred on May 1, 2012, we have long-term debt of $118.1 million, all of which is secured.  Our senior secured notes accrue interest at a fixed rate of 9.500%, payable in cash semi-annually on May 1 and November 1 of each year until May 2017. If our cash flows and capital resources are insufficient to fund the interest payments on our senior secured notes and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

Approximately 66% of our fiscal 2012 revenues were generated outside of the United States. While we have been able to meet the regular interest payment obligations on our senior secured notes to date from cash generated through our U.S. operations and expect to be able to continue to do so in the future, we may seek to repatriate cash for other uses, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In particular, to the extent our foreign subsidiaries incur additional indebtedness, the ability of our foreign subsidiaries to provide us with cash may be limited. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

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

In addition, while we have not faced intellectual property infringement claims from others in recent years, in the event successful infringement claims are brought against us, particularly claims (under patents or otherwise) against our product design or manufacturing processes, such claims could have a material adverse effect on our business, financial condition or results of operation.

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may vary significantly, which could negatively impact the price of our common stock.

Our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future. You should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or the price of our common stock. Factors that might cause our operating results to vary from quarter to quarter include, but are not limited to:

•                  general economic conditions and cyclicality in the end markets we serve;

•                  future growth of energy and chemical processing capital investments;

•                  a material disruption at any of our manufacturing facilities;

•                  delays in our customers’ projects for which our products are a component;

•                  competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; and

•                  the seasonality of demand for MRO/UE orders, which is typically highest during the second and third fiscal quarters.

If our results of operations from quarter to quarter fail to meet the expectations of securities analysts and investors, the price of our common stock could suffer or be negatively impacted.

The market price of our common stock may fluctuate significantly, and this may make it difficult for holders to resell our common stock when they want or at prices that they find attractive.

The price of our common stock on the NYSE constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•                  quarterly fluctuations in our operating results;

•                  changes in investors’ and analysts’ perception of the business risks and conditions of our business or our competitors;

•                  our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•                  unfavorable commentary or downgrades of our stock by equity research analysts;

•                  the emergence of new sales channels in which we are unable to compete effectively;

•                  disruption to our operations;

•                  fluctuations in the stock prices of our peer companies or in stock markets in general; and

•                  general economic or political conditions.

In addition, in recent years, global equity markets have experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

Future sales or issuances of our common stock may adversely affect our stock price and dilute the ownership interests of stockholders.

If our existing stockholders sell a large number of shares of our common stock in the public market, the market price of our common stock could decline significantly. In addition, the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of our common stock, regardless of the actual plans of our existing stockholders.

On June 1, 2012, we filed with the SEC a shelf registration statement on Form S-3 under the Securities Act relating, in part, to the possible offering and sale, from time to time, of up to 18,079,940 shares of our common stock by our private equity sponsors and certain of our current and former executive officers, employees and directors.  Upon effectiveness of the shelf registration statement, such shares will become freely tradable without compliance with Rule 144 under the Securities Act.

We may issue additional shares of our common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock or substantially similar securities, which may result in dilution to our stockholders. In addition, our stockholders may be further diluted by future issuances under our equity incentive plans. The market price of our common stock could decline as a result of sales or issuances of a large number of shares of our common stock or similar securities in the market or the perception that such sales or issuances could occur.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws could impair a takeover attempt that our stockholders may find beneficial.

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

Though we have opted out of the Delaware anti-takeover statute, our second amended and restated certificate of incorporation contains provisions that are similar to the Delaware anti-takeover statute, which may impair a takeover attempt that our stockholders may find beneficial. Any provision of our second amended and restated certificate of incorporation or amended and restated bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our private equity sponsors exert significant influence over us, and their interests may not coincide with yours.

CHS and its affiliates beneficially own, in the aggregate, 31.2% of our outstanding common stock. CHS and its affiliates, together with our other private equity sponsors and their respective affiliates, beneficially own, in the aggregate, 51.6% of our outstanding common stock.  As a result, our private equity sponsors, acting individually or together, could control substantially all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions. In addition, pursuant to the terms of our Securityholder Agreement (as described below in Item 13, “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Securityholder Agreement”), CHS will continue to have the ability to designate one member of our board of directors and to require all other parties to the Securityholder Agreement to sell their respective shares of our common stock, on substantially the same terms and conditions as CHS is selling its shares, in the event that

CHS approves a sale of us. The parties to the Securityholder Agreement, other than CHS, own in the aggregate 28.3% of our outstanding common stock. The interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even if that change in control would benefit our stockholders. This significant concentration of stock ownership and voting power may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further information about the equity interests held by our private equity sponsors and their respective affiliates.

Moreover, our second amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be presented to the private equity sponsors or any of their respective affiliates (other than us and our subsidiaries), subsidiaries, officers, directors, agents, stockholders, members, partners and employees and that may be a business opportunity for such private equity sponsor, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of the private equity sponsors has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors or a duly authorized committee of the board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In particular, the indenture governing our senior secured notes and our revolving credit facility limit our ability to pay dividends from cash generated from operations.  We may not generate sufficient cash from operations in the future to pay dividends on our common stock. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters and principal executive offices are located at 100 Thermon Drive, San Marcos, Texas. A summary of the physical properties that we use as of March 31, 2012 follows in the table below.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. We have manufacturing facilities in the United States, Canada, Europe and India. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards.

Location	Country	Approximate Size	Function	Owned/ Leased
Corporate Headquarters San Marcos, TX	United States	198,000 sq. ft. on 30 acres	Manufacturing, fabrication, sales, engineering, marketing, research & development, warehouse and Corporate Headquarters	Owned
Hunter Road Facility San Marcos, TX	United States	26,800 sq. ft.	Fabrication, engineering and warehouse	Leased
McCarty Lane Property San Marcos, TX	United States	6.6 acres	Storage	Owned
Houston, TX	United States	44,000 sq. ft. on 4.2 acres	Fabrication, sales, engineering and warehouse	Owned
Baton Rouge, LA	United States	10,000 sq. ft.	Sales, engineering and warehouse	Owned
Newark, DE	United States	500 sq. ft.	Sales	Leased
Office—Calgary, AB	Canada	34,000 sq. ft.	Fabrication, sales, engineering and warehouse	Leased
MI Plant—Calgary, AB	Canada	46,000 sq. ft.	Manufacturing, fabrication and warehouse	Leased
Edmonton, AB	Canada	9,800 sq. ft.	Sales and warehouse	Leased
Sarnia, ON	Canada	4,500 sq. ft.	Sales and warehouse	Leased
Mexico City	Mexico	2,000 sq. ft.	Sales and engineering	Leased
Pijnacker	Netherlands	35,000 sq. ft. on 1.5 acres	Manufacturing, fabrication, sales, engineering, warehouse, marketing and European Headquarters	Owned
Moscow	Russia	3,050 sq. ft.	Sales and engineering	Leased
Paris	France	2,000 sq. ft.	Sales and engineering	Leased
Gateshead, Tyne & Wear	United Kingdom	5,000 sq. ft.	Sales, engineering, and warehouse	Leased
Bergisch Gladbach	Germany	2,750 sq. ft.	Sales and engineering	Leased
Manama	Bahrain	700 sq. ft.	Sales and engineering	Leased
Shanghai	China	2,500 sq. ft.	Sales and engineering	Leased
Shanghai	China	1,450 sq. ft.	Warehouse	Leased
Beijing	China	1,500 sq. ft.	Sales and engineering	Leased
Mumbai	India	3,750 sq. ft.	Sales and engineering	Leased
Koregon Bhima, Pune	India	15,000 sq. ft. on 2.3 acres	Manufacturing, fabrication and warehouse	Owned
Delhi	India	2,800 sq. ft.	Engineering	Leased
Caringbah, New South Wales	Australia	200 sq. ft.	Sales	Leased
Bayswater, Victoria	Australia	1,350 sq. ft.	Fabrication, sales, engineering and warehouse	Owned
Kuala Lumpur	Malaysia	475 sq. ft.	Sales and engineering	Leased
Yokohama	Japan	1,500 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	3,000 sq. ft.	Sales and engineering	Leased

ITEM 3.  LEGAL PROCEEDINGS

For information on legal proceedings, see Note 11, “Commitments and Contingencies” to the audited consolidated financial statements of TGH contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 3.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of TGH began trading on the NYSE under the symbol “THR” in connection with our IPO, on May 5, 2011.  Prior to that date, there was no public market for the common stock of TGH. The IPO price on May 5, 2011 was $12.00 per share of common stock.  The following table sets forth for each period indicated the reported high and low sales prices for the common stock of TGH on the NYSE since our IPO.

	Thermon Common Stock
	High	Low	Dividends Paid
For the quarterly period ended:
June 30, 2011 (from May 5, 2011)	$13.14	$11.05	—
September 30, 2011	$16.42	$11.87	—
December 31, 2011	$17.79	$12.75	—
March 31, 2012	$21.53	$16.50	—
For the quarterly period ended:
June 30, 2012 (through June 4, 2012)	$23.17	$19.34	—

On June 4, 2012, the closing sale price of the TGH common stock, as reported by the NYSE, was $20.87. As of June 4, 2012, there were approximately 92 holders of TGH common stock of record.

THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.

Dividend Policy

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

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2008 (“fiscal 2008”), March 31, 2009 (“fiscal 2009”), March 31, 2010 (“fiscal 2010”), March 31, 2011 (“fiscal 2011”) and March 31, 2012 (“fiscal 2012”). The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2011 and March 31, 2012 and for the fiscal years ended March 31, 2010, March 31, 2011 and March 31, 2012, which are contained elsewhere in this annual report.

In this annual report, we have included the consolidated financial statements of Thermon Group Holdings, Inc. (“successor”) for fiscal 2012 and the period from May 1, 2010 through March 31, 2011 and the consolidated financial statements of Thermon Holdings, LLC (“predecessor”) for the period from April 1, 2010 to April 30, 2010 and for fiscal 2010 and fiscal 2009.  Concurrent with the completion of the CHS Transactions on April 30, 2010, predecessor no longer owned any interest in us, and, beginning with the period from May 1, 2010 through March 31, 2011, we have reported the consolidated financial statements of successor. We do not anticipate that there would have been any material difference in our consolidated financial statements and notes thereto for fiscal 2009, fiscal 2010 and the period from April 1, 2010 to April 30, 2010 had such statements been prepared for Thermon Group Holdings, Inc., except as it relates to purchase accounting in connection with the CHS Transactions.  The selected historical consolidated financial and operating data for the period from August 30, 2007 through March 31, 2008 represent the results of predecessor. The period from April 1, 2007 through August 29, 2007 represents the results of Thermon Industries Inc. (“pre-predecessor”), which was the parent company of Thermon and its subsidiaries prior to the Audax Transaction in August 2007.

The presentation of fiscal 2008 includes the combined results of the pre-predecessor and predecessor periods, and the presentation of fiscal 2011 includes the combined results of the predecessor and successor periods. We have presented the combination of these respective periods because it provides an easier-to-read discussion of the results of operations and provides the investor with information from which to analyze our financial results in a manner that is consistent with the way management reviews and analyzes our results of operations. In addition, the combined results provide investors with the most meaningful comparison between our results for prior and future periods. Please refer to Notes 1 and 2 to the table set forth below for a separate presentation of the results for the pre-predecessor and predecessor periods, in the case of fiscal 2008, and predecessor and successor periods, in the case of fiscal 2011, respectively.  Please also refer to the historical consolidated financial statements and notes thereto for fiscal 2011 included elsewhere in this annual report.

	Pre- Predecessor/ Predecessor Combined (Non- GAAP)(1)	Predecessor		Predecessor/ Successor Combined (Non- GAAP)(2)	Successor
	Year Ended March 31,
	2008	2009	2010	2011	2012
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Sales	$185,811	$202,755	$192,713	$238,808	$270,515
Cost of sales	102,946	105,456	101,401	129,093	138,400
Purchase accounting adjustments(3)	7,146	—	—	7,614	—
Gross profit	$75,719	$97,299	$91,312	$102,101	$132,115
Operating expenses:
Marketing, general and administrative and engineering	47,160	49,825	47,344	58,893	76,280
Amortization of intangible assets	6,716	6,627	2,426	18,245	11,379
Income from operations	$21,843	$40,847	$41,542	$24,963	$44,456
Interest income	167	94	6	49	122
Interest expense(4)	(8,374)	(9,625)	(7,357)	(29,000)	(19,584)
Loss on retirement of debt	—	—	—	(630)	(3,825)
Success fees to owners related to the CHS Transactions(5)	—	—	—	(7,738)	—
Miscellaneous income/(expense)(5)	(12,937)	(3,120)	(1,285)	(14,125)	(1,671)
Income (loss) from continuing operations before provision for income taxes	$699	$28,196	$32,906	$(26,481)	$19,498
Income tax expense (benefit)	21,712	1,795	13,966	(11,274)	7,468
Net income (loss)	$(21,013)	$26,401	$18,940	$(15,207)	$12,030
Net income (loss) per common share (6):
Basis	nm	nm	nm	nm	$0.41
Diluted	nm	nm	nm	nm	0.40
Weighted-average shares used in computing net income (loss) per common share (thousands)(6):
Basis	nm	nm	nm	nm	29,083
Diluted	nm	nm	nm	nm	30,454

Cash dividends per share	—	—	$182.18	—	—

Other Financial and Operating Data:
Capital expenditures	$5,315	$2,708	$1,587	$1,799	$8,883
Backlog at end of period(7)	$77,497	$66,779	$82,459	$76,298	$117,748
Ratio of earnings to fixed charges	1.1x	3.8x	5.2x	nm (8)	2.0x

	Pre- Predecessor/ Predecessor Combined (Non- GAAP)(1)	Predecessor		Predecessor/ Successor Combined (Non- GAAP)(2)	Successor
	At March 31,
	2008	2009	2010	2011	2012
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,474	$13,402	$30,147	$51,266	$21,468
Accounts receivable, net	45,016	37,874	41,882	40,013	50,037
Inventory, net	25,136	25,103	22,835	31,118	38,453
Total assets	213,301	193,736	221,116	451,032	425,579
Total debt	120,951	99,032	109,249	212,063	139,145
Total shareholders’ equity	20,345	38,214	55,074	126,532	192,480

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

	For the Period From April 1, Through August 29, 2007 (Pre-Predecessor)	For the Period From August 30, 2007 Through March 31, 2008 (Predecessor)	Year Ended March 31, 2008 (Pre- Predecessor/ Predecessor Combined)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$61,615	$124,196	$185,811
Cost of revenues	33,801	76,291	110,092
Gross profit	27,814	47,905	75,719
Marketing, general and administrative and engineering	17,257	29,903	47,160
Amortization of intangible assets	—	6,716	6,716
Income from operations	10,557	11,286	21,843
Interest income	13	154	167
Interest expense	(440)	(7,934)	(8,374)
Miscellaneous income/(expense)	(9,222)	(3,715)	(12,937)
Income (loss) before provision for income taxes	908	(209)	699
Income tax expense	(1,693)	(20,019)	(21,712)
Net loss	$(785)	$(20,228)	$(21,013)
Statement of Cash Flows Data:
Net cash used in:
Capital expenditures	$1,085	$4,229	$5,315

(2)                                 The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through March 31, 2011 (“successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our historical consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011 included elsewhere in this annual report for a separate presentation of the results for the predecessor and successor periods in accordance with U.S. generally accepted accounting principles (or “GAAP”).

	For the Period From April 1, Through April 30, 2010 (Predecessor)	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	Fiscal Year Ended March 31, 2011 (Predecessor/ Successor Combined)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$13,063	$225,745	$238,808
Cost of revenues	6,447	122,646	129,093
Purchase accounting non-cash adjustment	—	7,614	7,614
Gross profit	6,616	95,485	102,101
Marketing, general and administrative and engineering	4,263	54,630	58,893
Amortization of intangible assets	215	18,030	18,245
Income from operations	2,138	22,825	24,963
Interest income	7	42	49
Interest expense	(6,229)	(22,771)	(29,000)
Loss on retirement of debt	—	(630)	(630)
Success fees to owners related to the CHS Transactions	(4,716)	(3,022)	(7,738)
Miscellaneous income/(expense)	(8,901)	(5,224)	(14,125)
Loss before provision for income taxes	(17,701)	(8,780)	(26,481)
Income tax benefit (expense)	17,434	(6,160)	11,274
Net loss	$(267)	$(14,940)	$(15,207)
Statement of Cash Flows Data:
Net cash used in:
Capital expenditures	$97	$1,702	$1,799

(3)                                 In fiscal 2008, there was a non-cash negative impact of $7.1 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the Audax Transaction. In fiscal 2011, there was a similar non-cash negative impact of $7.6 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(4)                                 Interest expense for fiscal 2011 of $29.0 million reflected in part increased interest expense on our senior secured notes issued in connection with the CHS Transactions. In addition, we recorded $4.9 million in acceleration of amortized loan costs of the Predecessor as well as $1.6 million of amortized loan costs related to the Successor. Interest expense for fiscal 2012 included $3.1 million of accelerated amortized loan costs due to certain partial redemptions of our senior secured notes and $1.0 million of amortized loan costs.

(5)                                 Miscellaneous expense for fiscal 2008 of $12.9 million consisted primarily of $8.8 million of non-recurring expenses related to the Audax Transaction, a $3.9 million employee compensation transaction bonus related to the Audax Transaction, $0.3 million of foreign exchange transaction losses and $0.3 million of compliance fees and related costs, partially offset by $0.4 million in net miscellaneous income. Miscellaneous expense for fiscal 2011 of $21.9 million, which includes “Success fees to owners related to the CHS Transactions,” consisted primarily of $22.7 million of non-recurring expenses related to the CHS Transactions, and partially offset by $0.6 million of income related to the reversal of our compliance reserve. Miscellaneous expense for fiscal 2012 consisted primarily of $1.6 million of foreign exchange transaction losses.

(6)                               While we have presented net income (loss) per common share and weighted-average shares used in computing net income (loss) per common share for fiscal 2012, we have not presented such information for the prior periods, as the capital structures of the pre-predecessor, predecessor and successor are substantially different, and the net income (loss) per share amounts and weighted-average shares used in computing net income (loss) per common share are therefore not comparable or meaningful. Please refer to our consolidated financial statements and notes thereto for fiscal 2010, fiscal 2011 and for fiscal 2012, which are contained elsewhere in this annual report, for a presentation of the net income (loss) per share and the weighted average shares outstanding for the pre-predecessor, predecessor and successor periods.

(7)                                 Represents the future revenue attributable to signed, but unperformed, purchase orders that set forth specific revenue amounts at the end of the applicable period.

(8)                                 Earnings were insufficient to cover fixed charges in fiscal 2011 by $56.2 million due to increased interest and amortization expenses, financing fees and other non-recurring expenses related to the CHS Transactions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. The discussions in this section contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in Item 1A,“Risk Factors.” Actual results could differ materially from those discussed below.

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2012, approximately 66% of our revenues were generated outside of the United States.

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

We believe that our pipeline of planned projects, as evidenced by our growing backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2012 was $117.7 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

Cost of sales.  Our cost of revenues includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering cost directly associated to projects, direct labor cost, external sales commissions, and other costs associated with our manufacturing/fabrication shops. The other costs associated with our manufacturing/fabrication shops are mainly indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers, and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance that we may be able to pass along such cost increases to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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

•                  Cyclicality of end-users’ markets.  Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have noted particular cyclicality in capital spending for new facilities in Asia, Eastern Europe and the Middle East. Revenues derived from Europe (including the Middle East, which have historically comprised a relatively minor portion of such revenues) accounted for 24% and 26% of our total revenues during fiscal 2012 and fiscal 2011, respectively, and revenues derived from the Asia-Pacific region accounted for 11% and 11% of our total revenues during fiscal 2012 and fiscal 2011, respectively. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Fiscal Year Ended March 31,
	2010	2011	2012
Greenfield	39%	45%	39%
MRO/UE	61%	55%	61%

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

•                  Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For fiscal 2012, MRO/UE sales comprised approximately 61% of our consolidated revenues.

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

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated.

	Predecessor		Predecessor/ Successor Combined (Non-GAAP)(1)		Successor
	Fiscal Year Ended March 31,
	2010		2011		2012
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$192,713	100%	$238,808	100%	$270,515	100%
Cost of sales	101,401	53	129,093	54	138,400	51
Purchase accounting adjustments(2)	—	0	7,614	3	—	0
Gross profit	$91,312	47%	$102,101	43%	$132,115	49%
Operating Expenses:
Marketing, general and administrative and engineering	$47,344	25%	$58,893	25%	$76,280	28%
Amortization of intangible assets	2,426	1	18,245	8	11,379	4
Income from operations	$41,542	22%	$24,963	10%	$44,456	17%
Interest expense, net(3)	(7,351)	(4)	(28,951)	(12)	(19,462)	(8)
Loss on redemption of debt	—	0	(630)	0	(3,825)	(1)
Fees and expenses related to the CHS Transactions(4)	—	0	(22,694)	(9)	—	0
Miscellaneous income/(expense)	(1,285)	(1)	831	0	(1,671)	(1)
Income (loss) from operations before provision for income taxes	$32,906	17%	$(26,481)	(11)%	$19,498	7%
Income tax benefit (expense)	(13,966)	(7)	11,274	5	(7,468)	(3)%
Net income (loss)	$18,940	10%	$(15,207)	(6)%	$12,030	4%

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

(3)                                 Interest expense for fiscal 2011 of $29.0 million reflected in part increased interest expense on our senior secured notes issued in connection with the CHS Transactions. In addition, we recorded $4.9 million in acceleration of amortized loan costs of the Predecessor as well as $1.6 million of amortized loan costs related to the Successor. Interest expense for fiscal 2012 included $3.1 million of accelerated amortized loan costs due to certain partial redemptions of our senior secured notes and $1.0 million of amortized loan costs.

(4)                                 Fees and expense related to the CHS Transactions for fiscal 2011 consisted of $7.7 million of success fees paid to our former owners and $15.1 million of other non-recurring transactional expenses related to the CHS Transactions.

Year Ended March 31, 2012 (Successor) Compared to the Year Ended March 31, 2011 (Predecessor/Successor)(Non-GAAP)

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

Revenues.  Revenues for fiscal 2012 were $270.5 million, compared to $238.8 million for fiscal 2011, an increase of $31.7 million, or 13.3%.  During fiscal 2012 we experienced growth in both Greenfield and MRO sales.  In fiscal 2011, we experienced higher than usual Greenfield sales at approximately 45% of total revenue.  In fiscal 2012, Greenfield sales contributed approximately 39% to total revenue, whereas MRO/UE sales contributed approximately 61%, which is more in line with our expected product mix based on historical results.  During fiscal 2012, we continued to experience sales growth from oil and gas production and refining, especially as it relates to activity in Arctic climates.  Also in fiscal 2012, we experienced approximately $5.0 million in unanticipated sales due to freeze protection initiatives on existing electrical power plants located in the southern United States.  These projects were in response to power disruptions due to an unusually cold weather during the previous winter.  While we may experience other such sources of unexpected revenue, we do not expect these particular power generation sales for an extended period in the future.

Revenues increased in all geographies in which we operate during fiscal 2012.  Revenue in the Western Hemisphere increased $25.0 million, or 16.6%, from $150.8 million in fiscal 2011 to $175.8 million in fiscal 2012.  Revenue in the Eastern Hemisphere increased $6.6 million, or 7.5%, from $88.1 million in fiscal 2011 to $94.7 million in fiscal 2012.

We expect that revenue contributed from large Greenfield projects will fluctuate from period to period as construction schedules are inherently difficult to estimate.  While our percentage of revenue from MRO/UE during fiscal 2012 was comparable to historical averages, we expect MRO/UE percentage to fluctuate as large project volume increases or decreases.

Gross profit and margin.  Gross profit totaled $132.1 million in fiscal 2012, compared to $102.1 million in fiscal 2011, an increase of $30.0 million, or 29.4%. As a percentage of revenues, profit margin increased to 48.8% in fiscal 2012 from 43.0% in fiscal 2011. In fiscal 2011, there was a non-cash $7.6 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting rules, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross margin would have been 46.2% in fiscal 2011.  On an adjusted basis, profit margin was 2.6% higher in fiscal 2012.  This increase is attributable to the higher mix of MRO/UE sales during the year as MRO/UE revenue generally provides us with higher gross margins.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $76.3 million in fiscal 2012, compared to $58.9 million in fiscal 2011, an increase of $17.4 million, or 29.5%.  The increase is mostly attributable to an increase in salaries and benefits of $11.1 million to support our growing business. Of this amount, we had a $4.6 million increase in stock compensation expense associated with the acceleration of employee stock options at the IPO date. During fiscal 2012 we added 178 additional employees to support our growing sales and engineering needs.  Fiscal 2012 also reflected an increase of $6.1 million in management fees paid to our private equity sponsors over fiscal 2011.  Management fee expense of $8.1 million during fiscal 2012 included a payment of $7.4 million in connection with the termination of the management services agreement at the time of the IPO. As a percentage of revenues, marketing, general and administrative and engineering expenses were 28.2% in fiscal 2012 and 24.7% in fiscal 2011.  Excluding the management fees, that will no longer be recurring, marketing, general and administrative and engineering would have been 25.2% of revenue.

Amortization of intangible assets.  Amortization of intangible assets was $11.4 million in fiscal 2012, compared to $18.2 million in fiscal 2011, a decrease of $6.8 million. We expect that fiscal 2012 is more representative of our estimated expense for amortization of intangible assets for the foreseeable future subject to foreign translation adjustments.  Amortization of intangible assets was higher in fiscal 2011 because it included the amortization of estimated backlog that was expensed over five months, which was the estimated life for that intangible asset generated by the CHS Transactions.  The amortization related to backlog accounted for the entire $6.8 million difference between the comparative periods.

Interest expense, net.  Interest expense and loss on redemptions of debt combine for a total of $23.3 million in fiscal 2012, compared to $29.6 million in fiscal 2011, a decrease of $6.3 million. In fiscal 2012, we made redemptions on our senior notes totaling $70.9 million and in fiscal 2011, our Predecessor repaid $109 million of debt in connection with the completion of the CHS Transactions which occurred April 30, 2010.  As a result of these repayments, deferred debt cost acceleration and other prepayment costs totaled $6.9 million and $4.9 million for fiscal 2012 and fiscal 2011, respectively.  Interest expense on outstanding principal was $17.6 million and $21.3 million for fiscal 2012 and fiscal 2011, respectively.

Miscellaneous expense.  Miscellaneous expense was $1.7 million in fiscal 2012, compared to $14.1 million in fiscal 2011, a decrease in expense of $12.4 million.  Miscellaneous expense in fiscal 2012 consisted primarily of a $1.6 million loss on foreign exchange transactions. Miscellaneous expense in fiscal 2011 consisted primarily of $11.4. million in fees and expenses related to the CHS Transactions.  We did not incur any CHS Transaction expenses in fiscal 2012.

Income taxes.  We reported an income tax expense of $7.5 million in fiscal 2012, compared to an $(11.3) million tax benefit in fiscal 2011, an increase of $18.8 million. The effective tax rates were 38.3% in fiscal 2012 and a benefit rate of 42.6% in fiscal 2011.

We have subsidiaries in multiple foreign locations and the statutory income tax rate in many of our foreign subsidiaries is lower than the U.S. federal rate of 35%.  To the extent that we expect to repatriate dividends from these subsidiaries, we are required to accrue the estimated incremental U.S. tax in anticipation of the foreign dividends being repatriated.  The accrual for these estimated taxes results in an effective tax rate which is nearly the same as the U.S. federal statutory rate plus state and other miscellaneous taxes.  Subject to events which may trigger a change in our deferred tax assets and liabilities, we expect that the fiscal 2012 tax rate will be a reasonable estimation of our effective tax for our operations in the future.  See also Note 15, “Income Taxes” to the consolidated financial statements of TGH.

The effective tax rate for fiscal 2011 was significantly impacted by the CHS Transactions.  Permanent items recorded in fiscal 2011 included non-deductible portions of the CHS Transactions costs as well a recorded valuation allowance on foreign tax carry forwards.

Net income (loss).  Net income was $12.0 million in fiscal 2012 as compared to net loss of ($15.2) million in fiscal 2011, an increase of $27.2 million. The increase in net income was primarily due to increased gross profit in fiscal 2012 of $30.0 million.  Increased net income was also impacted by the elimination or reduction of expenses incurred in fiscal 2011 in connection with the CHS Transactions.  These included the transaction fees and expenses of $22.7 million and a decrease in amortization of intangible assets of $6.9 million. In addition, interest expense decreased by $6.3 million as compared to fiscal 2011 due to decreased levels of indebtedness.  In total, increased gross profit, the decreases in amortization of intangible assets, interest expense and transaction costs related to the CHS Transactions comprise $65.9 million in positive impacts to fiscal 2012 net income.  These were offset in fiscal 2012 by increased marketing, general, and administrative expenses of $17.4 and income tax expense of $18.8 million and other increased miscellaneous expense of $2.5 million.

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

Revenues.  Revenues for fiscal 2011 were $238.8 million, compared to $192.7 million for fiscal 2010, an increase of $46.1 million, or 23.9%, mostly due to an increase in large Greenfield project activity in fiscal 2011, which accounted for $26.3 million of the increase. Separately, revenues increased in all geographies in which we operate during fiscal 2011.  Revenue in the Western Hemisphere increased $33.4 million, or 28%, from $117.4 million in fiscal 2010 to $150.8 million in fiscal 2011.  Revenue in the Eastern Hemisphere increased $12.7 million, or 17%, from $75.4 million in fiscal 2010 to $88.1 million in fiscal 2011.  One major project in Eastern Europe accounted for $6.1 million of this increase.

Gross profit and margin.  Gross profit totaled $102.1 million in fiscal 2011, compared to $91.3 million in fiscal 2010, an increase of $10.8 million, or 11.8%. As a percentage of revenues, gross profit decreased to 42.8% in fiscal 2011 from 47.4% in fiscal 2010. In fiscal 2011 there was a non-cash $7.6 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting rules, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross margin would have been 46.2% in fiscal 2011. In addition, fiscal 2010 gross margin was positively affected by a $1.8 million favorable adjustment related to the release of accruals for certain expenses on long-term projects in Russia. After taking into account this adjustment, gross margin would have been 46.4% in fiscal 2010. Adjusted gross margin decreased marginally by 0.2% in fiscal 2011 as compared to fiscal 2010. These adjusted gross margins of 46.2% and 46.4% for fiscal 2011 and fiscal 2010, respectively, are within our expected range of gross margins based on our historical results. No discernible series of events or factors were responsible for the negligible decline in gross margin over such period.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $58.9 million in fiscal 2011, compared to $47.3 million in fiscal 2010, an increase of $11.6 million, or 24.5%. The overall increase is primarily related to an increase in expenses to address personnel needs to meet growing customer demand. The expenses contributing to this increase are mostly attributable to an increase in salaries and benefits of $8.7 million to support our growing business. In addition, there is an increase of $1.1 million in management fees paid to our private equity sponsors in fiscal 2011 as compared to the predecessors management fees in fiscal 2010. As a percentage of revenues, marketing, general and administrative and engineering expenses were comparable across periods (24.7% in fiscal 2011 and 24.6% in fiscal 2010).

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

Miscellaneous expense.  Miscellaneous expense was $14.1 million in fiscal 2011, compared to miscellaneous expense of $1.3 million in fiscal 2010, an increase of $12.8 million. Miscellaneous expense in fiscal 2011 consisted primarily of $15.0 million of professional fees and expenses related to the CHS Transactions and partially offset by $0.6 million income related to adjustment of compliance liabilities. Miscellaneous expense in fiscal 2010 consisted primarily of legal, financial and other advisory and consulting fees and expenses incurred when Audax commenced an auction process to sell their controlling interest in us and foreign exchange transaction losses, partially offset by a small gain in sales of fixed assets.

Income taxes.  Income taxes were a benefit of $11.3 million in fiscal 2011, compared to a $14.0 million tax expense in fiscal 2010, a decrease of $25.3 million from fiscal 2010. The effective tax rates were (42.6)% in fiscal 2011 and 42.4% in fiscal 2010. The fiscal 2011 amounts combine the effects of the CHS Transactions for the one month period ended April 30, 2010(for which we filed a separate US federal income tax return) and the eleven month period ended March 31, 2011.  For the one month ended April 30, 2010, we recorded a tax benefit of $17.4 million as our former owners were able to deduct costs related to the CHS Transactions.  For the eleven month period ended March 31, 2011, our tax expense was $6.2 million despite a pre-tax loss of $8.8 million.  The tax expense was due primarily to dividends of $33.4 million that were repatriated into the U.S. from certain of our foreign subsidiaries during the fourth quarter of fiscal 2011.  After taking into account the effect of credits for foreign taxes paid, these dividends increased our tax expense by approximately $4.2 million. The other significant component of the tax expense in the eleven months ended March 31, 2011 was from earnings at our foreign subsidiaries.  See Note 15, “Income Taxes” to our consolidated financial statements for TGH for fiscal 2011, included elsewhere in this annual report, for further detail on income taxes.

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

Contractual Obligations and Contingencies

Contractual Obligations.  The following table summarizes our material contractual payment obligations as of March 31, 2012.

		Payment Due By Period
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Senior secured notes(1)	$139,145	$21,000	$—	$—	$118,145
Interest payments on senior secured notes(1)	57,368	11,925	22,258	22,258	927
Operating lease obligations(2)	6,399	1,903	2,681	1,417	398
Obligations in settlement of the CHS Transactions(3)	3,528	3,528	—	—	—
Information technology services agreement(4)	1,679	994	610	75	—
Total	$208,119	$39,350	$25,549	$23,750	$119,470

(1)                                  Reflects the optional redemption of $21.0 million aggregate principal amount of our senior secured notes, which redemption was called for on March 30, 2012 and occurred on May 1, 2012.  Interest on our senior secured notes accrues at a fixed rate of 9.500%.

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

On July 27, 2011, during construction of the expansion of our manufacturing facility in San Marcos, Texas, a section of the partially completed steel framework collapsed.  One employee of the construction subcontractor was killed and another was injured during the incident.  None of our employees was on the construction site at the time of the incident.  We understand that both the general contractor and the steel erection subcontractor were issued citations by the Occupational Safety and Heath Administration, which we refer to as OSHA, and have been sued in private actions brought by the decedent’s estate as a result of the accident.  We have not been fined or named in any lawsuits related to this matter and do not anticipate incurring any significant losses with respect to this matter that would not be covered by insurance.

On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the Agency, advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, accordingly, the Agency has made an assessment of approximately $2.9 million.  At March 31, 2012, we have not recorded a tax liability reserve due for this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the year ended March 31, 2012, we concluded settlement of some of these matters whereby Thermon paid approximately $0.1 million.  We have reserved $0.3 million in estimated settlement of the remaining matters.

Other than the items noted above, there are no other gains or losses or litigation settlements that are not provided for in the accounts.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2012, we had in place standby letters of credit, bank guarantees and performance bonds totaling $7.5 million to back our various customer contracts. As of March 31, 2012, we also had in place a $0.3 million letter of credit as collateral for the revolving facility for our subsidiary in Japan. Our Indian subsidiary also has $2.5 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.  On May 1, 2012, we completed a $21.0 million partial redemption of our senior secured notes. This reduced our aggregate principal balance of the senior secured notes to $118.1 million and in turn reduced our future annual interest expense on these notes to $11.2 million.

Cash and cash equivalents.  At March 31, 2012, we had $21.5 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $5.8 million, or 27%, of these amounts were held in domestic accounts with various institutions and approximately $15.7 million, or 73%, of these amounts were held in accounts outside of the United States with various financial institutions.

Revolving credit facility and senior secured notes.

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly-owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of March 31, 2012, we had $39.4 million of capacity available under our revolving credit facility after taking into account the borrowing base.  In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates, and no borrowings were outstanding under any such lines of credit at March 31, 2012.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At March 31, 2012, we had no borrowings outstanding under our revolving credit facility.  The interest rate would have been 5% if borrowings were outstanding.

Senior secured notes.  We have incurred substantial indebtedness in connection with the senior secured notes. As of March 31, 2012, we had $139.1 million of indebtedness outstanding under the senior secured notes with annual cash interest expense of approximately $13.2 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May 1 and November 1 of each year. Our senior secured notes were issued by our wholly-owned subsidiary Thermon Industries, Inc. in a Rule 144A exempt senior secured note offering to qualified institutional investors. The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs. In January 2011, we completed an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes. In accordance with the terms of our senior secured note indenture, on each of April 29, 2011, June 9, 2011 and May 1, 2012, we redeemed $21.0 million aggregate principal amount of our senior secured notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date.  On August 8, 2011 and October 19, 2011, $24.6 million and $4.3 million were repurchased in privately negotiated transactions with noteholders at premiums of 109.5% and 105.4% of the principal amount repurchased, plus accrued and unpaid interest, respectively.  After these redemptions~~,~~ and repurchases, as of May 1, 2012, the aggregate principal balance of the senior secured notes was $118.1 million.

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

Since the issuance of our senior secured notes on April 30, 2010, we have been able to meet our regular debt service obligations through cash generated through our U.S. operations, and it is our expectation that we will continue to be able to do so in the future. We did, however, repatriate $5.4 million and $33.4 million in fiscal 2012 and 2011, respectively, in the form of incremental dividends from our non-U.S. subsidiaries in order to complete redemptions of our outstanding senior secured notes which occurred on April 29, 2011.  In order to repay our senior secured notes on or before their maturity date, we expect to make further repatriations of our foreign earnings.  The receipt of these dividends had an impact of approximately $4.2 million to our tax expense for fiscal 2011.  See also Note 15, “Income Taxes” to the consolidated financial statements of TGH. In addition, we accrue the estimated incremental tax on the earnings of our foreign subsidiaries that we expect to repatriate as dividends.  The accrual for these estimated tax results in an effective tax rate of 38.3%, which is nearly the same as the U.S. federal statutory rate, plus state and other miscellaneous taxes. See also Note 15, “Income Taxes” to the consolidated financial statements of TGH.

Moreover, our ability to repatriate cash from our foreign subsidiaries may be subject to legal, contractual or other restrictions and other business considerations. See Item 1A,”Risk Factors—Risks Related to Our Business and Industry—A significant portion of our business is conducted through foreign subsidiaries and our failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.”

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

In fiscal 2012, we invested $8.9 million in capital expenditures of which $5.8 million was for our new manufacturing facility in San Marcos, Texas and $1.4 million was for a single purchase of a new manufacturing process.  The remaining $1.7 million represents our annual expected investments in furniture and fixture replacements, minor plant equipment replacement and minor maintenance.  Going forward, we expect to invest approximately $3.7 million in fiscal 2013 to refurbish some of our existing manufacturing facilities in San Marcos, Texas as well as additional recurring investments to replace or extend the lives of plant and equipment.

Year Ended March 31, 2012 (Successor) Compared to the Year Ended March 31, 2011 (Predecessor/Successor Combined) (Non-GAAP)

Net cash provided by operating activities totaled $5.3 million for fiscal 2012, compared to $32.6 million for the combined periods in fiscal 2011, a decrease of $27.3 million. In fiscal 2012, our operations improved from a loss of $15.2 million in fiscal 2011 to net income of $12.0 million in fiscal 2012.  While this improvement amounted to an increase to cash flows of $27.2 million, the overall decrease in cash flows from operating activities was primarily due to the reduction of liabilities during fiscal 2012.  During fiscal 2011, our cash flow from operations reflected the increase in accounts payable, interest payable, customer prepayments and taxes payable that totaled $42.8 million.  In fiscal 2012, these same liabilities, as a group, decreased and therefore reflect a use of cash of $13.9 million.  This change is mostly due to the reduction in taxes payable of $16.1 million. With the additional debt from the CHS Transactions, fiscal 2011 reflected an $8.8 million increase in interest payable. In total the change in liabilities as presented in our cash flow from operations amounted to a decrease of $56.7 million.

During fiscal 2012, our receivables grew due to higher sales and our inventory increased as we maintained higher stock levels for higher demand.  The change from all current assets resulted in a decrease in cash flows from operations of $9.5 million. Also, the change in non-cash items such as depreciation, amortization, stock compensation expense and deferred taxes resulted in an increase in cash flow from operations of $11.7 million.

Net cash used in investing activities totaled $9.6 million for fiscal 2012 compared to $318.1 million for fiscal 2011. The significant increase in cash flows used in investing activities in 2011 was attributable to the $314.4 million purchase price in the CHS Transactions. Subsequent to the transaction date on April 30, 2010, we paid $3.0 million in partial settlement of obligations related to the CHS Transactions. Payment of the $3.5 million that is estimated to be due to the former shareholders will be reported as additional cash consideration paid for the CHS Transactions, in future periods. Investing activities in fiscal 2012 also consisted of $8.9 million of capital expenditures. This included a $5.8 million investment in a new manufacturing facility on our San Marcos, Texas campus.  Investing activities in fiscal 2010 consisted of $1.8 million of capital expenditures.

Net cash (used in) provided by financing activities totaled $(24.9) million used in fiscal 2012, compared to $306.9 million provided by financing activities for fiscal 2011. In fiscal 2012, we received net proceeds on our IPO of $48.5 million.  From a combination of IPO proceeds and cash on hand, we redeemed $70.9 million in aggregate principal of our senior secured notes for a use of cash totaling $74.7 million including cash premiums paid. Financing activities in fiscal 2011 consisted of proceeds from the issuance of $210.0 million under the senior secured notes, $129.3 million received from equity investments in us and offset by $15.5 million used for the payment of deferred debt costs.

Year Ended March 31, 2011 (Predecessor/Successor Combined) (Non-GAAP) Compared to the Year Ended March 31, 2010 (Predecessor)

Net cash provided by operating activities totaled $32.6 million for the combined fiscal 2011 period, compared to $24.7 million for fiscal 2010, an increase of $7.9 million, or 32%. The increase in cash flows from operating activities in fiscal 2011 compared with fiscal 2010 was due in large part to higher revenues which generated $10.8 million more gross profit in fiscal 2011 than in fiscal 2010.  Improved operating cash flows were offset by our fiscal 2011 net loss of $15.2 million as compared to fiscal 2010 net income of $18.9 million, a decrease of $34.1 million. Net loss takes into account certain non-cash charges such as depreciation and amortization, debt cost amortization, stock-based compensation expense and accounting for deferred income taxes. The effects of these non-cash adjustments increased cash flows by $4.9 million in fiscal 2011 as compared to fiscal 2010. Cash flows from operations in fiscal 2011 were negatively impacted by a net increase in operating assets of $8.6 million as compared to fiscal 2010. Increases in assets included an increase in inventory of $10.0 million, as we purchased inventory to meet our customer’s needs, and an increase in prepaid expenses and other assets offset by a reduction in accounts receivable of $6.6 million, as we were able to reduce our days sales outstanding from 76 to 59. Cash flows for fiscal 2011 were positively impacted by a net combined increase of $45.8 million from accounts payable and accrued liabilities and other noncurrent liabilities in fiscal 2011 as compared to fiscal 2010. Included in the increase in payables and liabilities is an advance payment of $6.7 million for the purchase of our products by one of our customers. These products were substantially delivered in fiscal 2012. Also included within the overall increase of payables and liabilities were accrued interest of $8.8 million, accounts payable of $8.9 million, taxes payable of $6.0 million and accrued compensation expense of $4.1 million.

Net cash used in investing activities totaled $318.1 million for fiscal 2011 compared to $1.6 million for fiscal 2010. The significant increase in cash flows used in investing activities was attributable to the $314.4 million purchase price in the CHS Transactions. Investing activities in fiscal 2011 consisted of $1.8 million of capital expenditures.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

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

Our operating expenses remain relatively consistent with some variability related to overall headcount of the company which increased during fiscal 2012. Fluctuations in operating expense are partly due to changes in management’s estimates for items such inventory reserves and reserves for bad debt.

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

Revenue recognition. Revenues from sales of products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.  On average, less than 20% of our annual revenues are derived from the installation of heat tracing solutions for which we apply construction-type accounting. These construction-related contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Our construction contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims and combining and segmenting contracts. We utilize the cost-to-cost approach to measure the extent of progress toward completion, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of total estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates as contracts progress is reflected in the period in which these changes become known, including the recognition of any losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our construction contract accounting, actual results could differ from those estimates.  Our historical construction contract cost estimates have generally been accurate, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or the methodology used to calculate these estimates.

Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories.  We make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $1.4 million and $1.5 million at March 31, 2012 and 2011, respectively.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions.  Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries.  Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors.  Our allowance for excess and obsolete inventories was $1.1 million and $1.7 million at March 31, 2012 and 2011, respectively.  Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Valuation of long-lived, goodwill and other intangible assets.  Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill and indefinite lived intangible assets impairment. GAAP requires that “push down” accounting be applied for wholly-owned subsidiaries if the ownership is 95 percent or more. In connection with the CHS Transactions, goodwill and indefinite lived intangible assets have been allocated to our entities in the United States, Canada and Europe accordingly. As such, we have identified three reporting units: United States, Canada and Europe, for goodwill and indefinite lived intangible assets impairment testing, which are at a level below our one operating segment. Factors considered important which could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•                  significant negative industry or economic trends.

We perform an annual assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.

For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair of the reporting unit to its carrying value. If fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value we would record an impairment equal to the differences.  As of March 31, 2012, we had goodwill of $118.0 million, including the impact of the CHS Transactions. There have been no impairments of goodwill during the fiscal years ended March 31, 2012 and 2011.

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

Critical estimates in valuing certain intangible assets include, without limitation, future expected cash flows from customer relationships, acquired developed technologies and trademarks and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies. We have attempted to record all known contingencies or obligations in connection with the CHS Transactions.  While our agreement under the CHS Transactions provides us with certain indemnity to reimburse for payment on such obligations, costs in excess of our indemnity or accruals will have an impact on our consolidated statement of operations and financial position.

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

We expect to repatriate earnings from our foreign operations to the extent that a subsidiary that generates earnings that exceeds their working capital or other investment requirements.  If available, such earnings may be monetized in the form of dividends to the U.S. parent.  Accordingly, we accrue the estimated incremental tax on the earnings of our foreign subsidiaries that we expect to repatriate as dividends.  In developing our estimate of foreign earnings that are available to be repatriated, we consider the required levels of working capital at each subsidiary and accrue a deferred tax liability for the earnings and profits in excess of those requirements.  We consider our original investment and our working capital portion of retained earnings at each of our foreign subsidiaries to be permanently reinvested. The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the local currency exchange rates each year.

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

Pursuant to the outstanding stock option agreements, all outstanding option awards at March 31, 2011 vested and became exercisable immediately prior to the completion of the IPO. Accordingly, we recorded stock-based compensation expense of approximately $6.3 million in connection with the IPO.

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

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  We adopted this update during the fourth quarter of fiscal 2012, the adoption did not have a material impact on our financial statements.

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on April 1, 2010 as required and subsequently adopted on April 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.  In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We will implement this accounting policy during the quarter ending June 30, 2012. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

Non-GAAP Financial Measures

Disclosure in this annual report to “Adjusted EBITDA,” “Adjusted net income” and “Adjusted earnings per share (or EPS),” which are “non-GAAP financial measures” as defined under the rules of the SEC, are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles, or GAAP. “Adjusted EBITDA” represents net income (loss) before interest expense (net of interest income), income tax expense, depreciation and amortization expense and other non-cash charges such as stock-based compensation expense, transaction expenses incurred in connection with the CHS Transactions and our IPO, and other transactions not associated with our ongoing operations, such as the loss on retirement of debt, as adjusted to further exclude management and termination fees paid to our private equity sponsors.  “Adjusted net income” represents net income before certain transaction expenses and expenses related with debt redemptions, and “Adjusted EPS” represents Adjusted net income per fully-diluted common share.

We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EBITDA, Adjusted net income or Adjusted EPS. Adjusted EBITDA, Adjusted net income and Adjusted EPS should be considered in addition to, and not as substitutes for, income from operations, net income (loss), net income (loss) per share and other measures of financial performance reported in accordance with GAAP. Our calculation of Adjusted EBITDA, Adjusted net income and Adjusted EPS may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Pre- Predecessor/ Predecessor Combined (Non- GAAP)	Predecessor		Predecessor/ Successor Combined (Non- GAAP)	Successor
	Year Ended March 31,
	2008	2009	2010	2011	2012
	(dollars in thousands)
Net income (loss)	$(21,013)	$26,401	$18,940	$(15,207)	$12,030
Interest expense, net	8,207	9,531	7,351	28,951	19,462
Income tax expense	21,712	1,795	13,966	(11,274)	7,468
Depreciation and amortization expense	15,892	8,497	4,424	27,930	13,971
Stock-based compensation expense	—	—	—	1,939	6,514
Loss on retirement of debt(a)	—	—	—	630	3,825
Audax Transaction expenses(b)	8,820	—	—	—	—
CHS Transactions expenses(c)	—	—	309	22,694	—
Management fees (d)	—	—	—	2,003	8,105
Other sale transaction expenses (e)	—	1,273	—	—	—
Non-recurring employee bonus(f)	3,930	—	—	—	—
Adjusted EBITDA	$37,548	$47,497	$44,990	$57,666	$71,375

(a)              Represents premium expense associated with redemptions totaling $70.9 million of our senior secured notes.  These redemptions took place between April 30, 2011 and April 30, 2012.

(b)              Represents expenses related to the sale process that culminated with the successful completion of the Audax Transaction, which were incurred in fiscal 2008.

(c)               Represents expenses related to the sale process that culminated with the successful completion of the CHS Transactions, which were incurred during fiscal 2010 and fiscal 2011.

(d)              Represents management fees that terminated in connection with our May 2011 IPO.

(e)               Represents legal, financial and other advisory and consulting fees and expenses incurred during fiscal 2009 when Audax engaged in negotiations to sell their controlling interest in us. Negotiations were abandoned by the parties in fiscal 2009.

(f)                Represents non-recurring bonuses paid to employees prior to the Audax Transaction.

The following table reconciles net income (loss) to Adjusted net income and Adjusted EPS for the periods presented:

	Years Ended March 31,
	2008 (a)	2009(a)	2010(a)	Predecessor/ Successor Combined 2011(b)	2012
	(dollars in thousands, except share and per share data)
Net income (loss)				$(15,207)	$12,030
Fair value adjustment to gross profit				7,614	—
Acceleration of stock compensation in connection with the IPO				—	6,341
Management fees which terminated at the IPO				2,003	8,105
Transaction expense related to the CHS Transactions				22,694	—
Premium charges on long term debt				630	3,825
Acceleration on unamortized debt costs due to optional redemptions				4,932	3,096
Discrete tax items related to the CHS Transactions				(6,339)	—
Tax effect of financial adjustments				(13,265)	(7,500)

Adjusted Net Income – non-GAAP basis				$3,062	$25,897
Adjusted fully-diluted earnings per common share – non-GAAP basis				$0.10	$0.85

Fully-diluted common share – non-GAAP basis (thousands)				30,454	30,454

(a)         We have not presented Adjusted earnings per share for the prior periods, as the capital structures of the pre-predecessor and the predecessor are substantially different, and the Adjusted earnings (loss) per share amounts are therefore not comparable or meaningful.

(b)         The combined Predecessor/Successor period in fiscal 2011 includes 11 months under the current capital structure of the Successor.  We have presented Adjusted earnings per share using the fully diluted shares for fiscal 2012.  We used the fiscal 2012 denominator for the calculation because the fiscal 2011 fully diluted share count was substantially different and therefore not comparable due to the CHS Transactions, and we believe that using the fiscal 2012 fully diluted shares offers a more meaningful comparison to fiscal 2011.

Recent Developments

In April 2012, we opened a new manufacturing building at our primary production facility in San Marcos, Texas. The expansion was completed over the course of one year at an approximate cost of $5.8 million. The new manufacturing building has approximately 48,000 square feet of floor space, including offices. In addition to purchasing new manufacturing equipment, we have moved certain of our existing manufacturing lines to the new building, which we believe will create efficiencies in the cable production process. The new manufacturing building will enable us to approximately double production capacity for our low temperature cables, as well as increase our high temperature cable production capacity by approximately 30%. We currently estimate that the facility expansion, when operating at full capacity, will support revenue levels of up to $400 to $500 million. This should satisfy our core cable growth needs for the next several years, assuming that current trends in product mix continue.

On June 1, 2012, TGH filed with the SEC a shelf registration statement on Form S-3 under the Securities Act relating to the possible offering and sale, from time to time, in one or more offerings and at prices and on terms that will be determined at the time of any such offering, (i) by us of common stock, preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units for an aggregate initial offering price up to $250,000,000 and (ii) by our private equity sponsors and certain of our current and former executive officers, employees and directors of up to 18,079,940 shares of our common stock.  No securities may be sold under the shelf registration statement until it has been declared effective by the SEC.

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

During fiscal 2012, we established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value).  The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2012 and 2011, the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other major international currencies were $14,429 and zero, respectively.

During fiscal 2012, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.9 million for fiscal 2012. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $1.9 million for fiscal 2012. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.3 million for fiscal

2012. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.3 million for fiscal 2012.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations for fiscal 2012 was a $1.1 million loss compared to a loss of $0.6 million in fiscal 2011.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our balance sheet. The unrealized effect of foreign currency translation was a loss of $6.7 million in fiscal 2012, compared to a gain of $9.5 million in fiscal 2011. Currency translation gains or losses are reported as part of comprehensive income or loss in the notes to the accompanying audited condensed consolidated financial statements.

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.5% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At March 31, 2012, the interest rate on amounts outstanding on our revolving credit facility was 5.0%. Based on our average outstanding borrowings under our revolving credit facility during fiscal 2012, a one percentage point increase or decrease in our interest rate would result in a net increase or decrease, respectively, of our annual interest expense of approximately $50,000.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of Thermon Group Holdings, Inc and its Consolidated Subsidiaries
Report of Independent Registered Public Accounting Firm	46
Report of the Independent Registered Public Accounting Firm of Meyers Norris Penny LLP	47
Independent Audit Report to the members of Thermon Australia Pty Ltd of Bell Partners	48
Report of Independent Certified Public Accountants of Shanghai JiaLiang CPAs	49
Consolidated Statements of Operations for the year ended March 31, 2012 (“Successor”), the periods from May 1, 2010 to March 31, 2011 (“Successor”) and April 1 to April 30, 2010 (“Predecessor”) and for the year ended March 31, 2010 (“Predecessor”)	50
Consolidated Balance Sheets as of March 31, 2012 and 2011	51
Consolidated Statements of Shareholders’/Members’ Equity and Other Comprehensive Income for the year ended March 31, 2012 (“Successor”), the periods from May 1, 2010 to March 31, 2011 (“Successor”) and from April 1 to April 30, 2010 (“Predecessor”) and for the year ended March 31, 2010 (“Predecessor”)	52
Consolidated Statements of Cash Flows for the year ended March 31, 2012 (“Successor”), the period from May 1, 2010 to March 31, 2011 (“Successor”) and for the period from April 1 to April 30, 2010 (“Predecessor”) and for the year ended March 31, 2010 (“Predecessor”)	53
Notes to Consolidated Financial Statements	54

Audited Financial Statements of Thermon Holding Corp. and its Consolidated Subsidiaries
Report of Independent Registered Public Accounting Firm	76
Report of the Independent Registered Public Accounting Firm of Meyers Norris Penny LLP	77
Independent Audit Report to the members of Thermon Australia Pty Ltd of Bell Partners	78
Report of Independent Certified Public Accountants of Shanghai JiaLiang CPAs	79
Consolidated Statements of Operations for the year ended March 31, 2012 (“Successor”), the periods from May 1, 2010 to March 31, 2011 (“Successor”) and April 1 to April 30, 2010 and for the year ended March 31, 2010 (“Predecessor”)	80
Consolidated Balance Sheets as of March 31, 2012 and 2011	81
Consolidated Statements of Shareholder’s/Members’ Equity and Other Comprehensive Income for the year ended March 31, 2012 (“Successor”), the periods from May 1, 2010 to March 31, 2011 (“Successor”) and from April 1 to April 30, 2010 and for the year ended March 31, 2010 (“Predecessor”)	82
Consolidated Statements of Cash Flows for the year ended March 31, 2012 (“Successor”), the period from May 1, 2010 to March 31, 2011(“Successor”) and for the period from April 1 to April 30, 2010 and for the year Ended March 31, 2010 (“Predecessor”)	83
Notes to Consolidated Financial Statements	84

Report of Independent Registered Public Accounting Firm

Members and Board of Directors

Thermon Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. (the Company or Successor) as of March 31, 2012 and 2011 and the related consolidated statements of operations, members’/shareholders’ equity and other comprehensive income, and cash flows for the year ended March 31, 2012 (Successor), for the period from May 1, 2010 to March 31, 2011 (Successor), for the period from April 1, 2010 to April 30, 2010 (Predecessor) of Thermon Holdings, LLC., and for the year ended March 31, 2010 (Predecessor) of Thermon Holdings, LLC. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2010 financial statements of Thermon Canada Inc., Thermon Australia, PTY., LTD, and Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd., wholly owned subsidiaries, which statements reflect total revenues of $59.0 million for the year ended March 31, 2010. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Thermon Canada Inc., Thermon Australia, PTY., LTD (each of which are before certain adjustments to conform to U.S. generally accepted accounting principles), and Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd. is based solely on the reports of the other auditors.

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

We have audited significant differences from Canadian generally accepted accounting principles and Australian generally accepted accounting principles to U.S. generally accepted accounting principles for 2010 related to Thermon Canada Inc. and Thermon Australia, PTY., LTD, respectively, reflected in Notes 18 to the consolidated financial statements.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermon Group Holdings, Inc. as of March 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the year ended March 31, 2012 (Successor), the period from May 1, 2010 to March 31, 2011 (Successor), the period from April 1, 2010 to April 30, 2010 (Predecessor) of Thermon Holdings, LLC., and for the year ended March 31, 2010 (Predecessor) of Thermon Holdings, LLC. in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

June 8, 2012

Report of the Independent Registered Public Accounting Firm

To the Shareholder of Thermon Canada Inc.:

We have audited the statements of earnings (loss) and comprehensive income (loss), retained earnings (deficit), cash flows, and the related schedules of Thermon Canada Inc., for the year ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended March 31, 2010 in accordance with Canadian generally accepted accounting principles.

/s/ Meyers Norris Penny LLP

Calgary, Alberta	Chartered Accountants
October 28, 2010

Thermon Australia Pty Ltd

ABN: 79 000 554 932

Independent Audit Report to the members of Thermon Australia Pty Ltd

We have audited the accompanying financial statements of Thermon Australia Pty Ltd, which comprises the statement of comprehensive income, statement of changes in equity and statement of cash flows for the year ended 31 March 2010 that date a summary of significant accounting policies, other explanatory notes and the director’s declaration.

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

Auditor’s Opinion

In our opinion the financial statements of Thermon Australia Pty Ltd are prepared in accordance with the Corporations Act 2001, including:

(a)                                  giving a true and fair view of the company’s financial performance for the year ended on 31 March 2010; and

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

31 May 2010

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS

THERMON HEAT TRACING & ENGINEERING (SHANGHAI) CO., LTD.

We have audited the accompanying statement of income for the year ended March 31, 2010 of Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd. (“the Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations of the Company for the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHANGHAI JIALIANG CPAS
Shanghai JiaLiang CPAs

Shanghai, the People’s Republic of China

October 31, 2010

Thermon Group Holdings, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, except per share data)

	Year Ended March 31, 2012 (Successor)	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)	Year Ended March 31, 2010 (Predecessor)
Sales	$270,515	$225,745	$13,063	$192,713
Cost of sales	138,400	130,260	6,447	101,401
Gross profit	132,115	95,485	6,616	91,312
Operating expenses:
Marketing, general and administrative and engineering	76,280	54,630	4,263	47,344
Amortization of other intangible assets	11,379	18,030	215	2,426
Income from operations	44,456	22,825	2,138	41,542
Other income (expenses):
Interest income	122	42	7	6
Interest expense	(19,584)	(22,771)	(6,229)	(7,357)
Loss on retirement of debt	(3,825)	(630)	—	—
Success fees to owners related to the CHS Transactions	—	(3,022)	(4,716)
Miscellaneous income (expense)	(1,671)	(5,224)	(8,901)	(1,285)
	(24,958)	(31,605)	(19,839)	(8,636)
Income (loss) from operations before provision for income taxes	19,498	(8,780)	(17,701)	32,906
Income tax (expense) benefit	(7,468)	(6,160)	17,434	(13,966)
Net income (loss)	$12,030	$(14,940)	$(267)	$18,940
Net income (loss) per common share:
Basic	$0.41	$(0.60)	$(5.11)	$401.23
Diluted	0.40	(0.60)	(5.11)	362.47
Weighted-average shares used in computing net income (loss) per common share:
Basic	29,083,478	24,900,332	52,253	47,205
Diluted	30,454,255	24,900,332	52,253	52,253
Cash distributions per share	—	—	—	182.18

See accompanying notes.

Thermon Group Holdings, Inc.

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31
	2012 (Successor)	2011 (Successor)
Assets
Current assets:
Cash and cash equivalents	$21,468	$51,266
Accounts receivable, net of allowance for doubtful accounts of $1,434 and $1,487 as of March 31, 2012 and 2011, respectively	50,037	40,013
Inventories, net	38,453	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	1,996	2,063
Income taxes receivable	5,193	2,462
Prepaid expenses and other current assets	6,853	7,633
Deferred income taxes	3,664	2,779
Total current assets	127,664	137,334

Property, plant and equipment, net	27,661	21,686
Goodwill	118,007	120,750
Intangibles, net	144,801	159,056
Debt issuance costs, net	7,446	11,573
Other noncurrent assets	—	633
Total assets	$425,579	$451,032
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,728	$18,573
Accrued liabilities	22,442	28,972
Current portion of long term debt	21,000	21,000
Borrowings under revolving lines of credit	—	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	2,446	1,110
Income taxes payable	1,374	7,934
Obligations due to settle the CHS Transactions	3,528	4,213
Total current liabilities	66,518	83,865
Long-term debt, net of current maturities	118,145	189,000
Deferred income taxes	45,999	49,809
Other noncurrent liabilities	2,437	1,826

Common stock: $.001 par value; 150,000,000 authorized; 30,208,084 and 24,933,407 shares issued and outstanding at March 31, 2012 and 2011, respectively	30	25
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	191,998	131,416
Foreign currency translation adjustment	3,362	10,031
Accumulated deficit	(2,910)	(14,940)
Shareholders’ equity	192,480	126,532
Total liabilities and shareholders’ equity	$425,579	$451,032

See accompanying notes.

Thermon Group Holdings, Inc.

Consolidated Statements of Shareholders’/Members’ Equity and Other Comprehensive Income

(Dollars in Thousands)

	Ownership Units Outstanding (Predecessor)	Shares Outstanding (Successor)	Stock/Capital Amount	Retained Earnings/ (Deficit)	Currency Translation Adjustment	Total
Predecessor:
Balances at March 31, 2009	52,253	—	$37,501	$6,173	$(5,460)	$38,214
Dividend paid	—	—	—	(8,600)	—	(8,600)
Net income	—	—	—	18,940	—	18,940
Foreign currency translation adjustment	—	—	—	—	6,520	6,520
Comprehensive income	—	—	—	—	—	25,460
Balances at March 31, 2010	52,253	—	$37,501	$16,513	$1,060	$55,074
Net loss	—	—	—	(267)	—	(267)
Foreign currency translation adjustment	—	—	—	—	(576)	(576)
Comprehensive loss	—	—	—	—	—	(843)
Balances at April 30, 2010	52,253	—	$37,501	$16,246	$484	$54,231
Successor:
Initial Capitalization at May 1, 2010:
Issuance of common stock for cash	—	21,658,530	$112,536	$—	$—	$112,536
Exchange for certain units of Thermon Holdings, LLC	—	2,825,293	14,680	—	—	14,680
Issuance of common stock for cash to certain members of management	—	391,846	2,036	—	—	2,036
Issuance of common stock in lieu of compensation	—	9,623	50	—	—	50
Stock-based compensation expense	—	—	1,889	—	—	1,889
Issuance of common stock for cash to directors	—	48,115	250	—	—	250
Net loss	—	—	—	(14,940)	—	(14,940)
Foreign currency translation adjustment (net of $197 tax expense)	—	—	—	—	10,031	10,031
Comprehensive loss	—	—	—	—	—	(4,909)
Balances at March 31, 2011	—	24,933,407	131,441	(14,940)	10,031	126,532

Issuance of common stock on initial public offering net of issuance costs	—	4,575,098	$48,459	$—	$—	$48,459
Issuance of common stock in exercise of stock options	—	683,443	3,433	—	—	3,433
Stock-based compensation expense	—	—	6,514	—	—	6,514
Issuance of restricted stock as deferred compensation to employees and directors	—	16,136	—	—	—	—
Excess tax deduction from stock option exercises	—	—	2,181	—	—	2,181

Net income	—	—	—	12,030	—	12,030
Foreign currency translation adjustment (net of $135 tax expense)	—	—	—	—	(6,517)	(6,517)
Other	—	—	—	—	(152)	(152)
Comprehensive income	—	—	—	—	—	5,361
Balances at March 31, 2012	—	30,208,084	$192,028	$(2,910)	$3,362	$192,480

See accompanying notes.

Thermon Group Holdings, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended March 31, 2012 (Successor)	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)	Year Ended March 31, 2010 (Predecessor)
Operating activities
Net income (loss)	$12,030	$(14,940)	$(267)	$18,940
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,971	27,538	392	4,424
Amortization of debt cost, net	4,127	3,948	2,586	657
Stock compensation expense	6,514	1,939	—	—
(Benefit)/provision for deferred income taxes	(2,766)	(8,393)	(15,122)	4,040
Premiums paid on redemption, included as financing activities	3,825	—	—	—
(Gain)/loss on disposition of property, plant and equipment	—	1,101	—	1

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(11,435)	2,294	1,365	(2,971)
Inventories	(8,189)	(5,403)	(1,719)	2,855
Costs and estimated earnings and billings on uncompleted contracts	(478)	(365)	34	819
Other current and noncurrent assets	1,591	(2,113)	(3,151)	(1,125)
Accounts payable	(1,292)	7,253	825	(789)
Accrued liabilities and noncurrent liabilities	(2,828)	18,888	9,515	(189)
Change in liability to former shareholders	—	—	—	(2,363)
Income taxes payable	(9,777)	7,215	(860)	382
Net cash provided by (used in) operating activities	5,293	38,962	(6,402)	24,681
Investing activities
Proceeds from sales of property, plant and equipment			—	2
Purchases of property, plant and equipment	(8,883)	(1,702)	(97)	(1,587)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(685)	(314,410)	—	—
Other investing transactions	—	(493)	(1,397)	—
Net cash used in investing activities	(9,568)	(316,605)	(1,494)	(1,585)
Financing activities
Proceeds from senior secured notes	$—	$210,000	$—	$—
Redemptions of senior secured notes	(70,855)	—	—	—
Premiums paid on redemption of senior notes	(3,825)	—	—	—
Debt issuance costs	—	(15,249)	—	—
Proceeds from revolving lines of credit	—	6,662	—	—
Payments on revolving lines of credit and long-term debt	(2,063)	(4,599)	(19,385)	—
Proceeds from Initial Public Offering, net of transaction costs	48,459	—	—	—
Capital contributions	—	129,252	—	—
Issuance of common stock including exercise of stock options	3,432	250	—	—
Dividend paid	—	—	—	(8,600)
Net cash provided by (used in) financing activities	(24,852)	326,316	(19,385)	(8,600)
Effect of exchange rate changes on cash and cash equivalents	(671)	2,593	(14)	2,249
Change in cash and cash equivalents	(29,798)	51,266	(27,295)	16,745
Cash and cash equivalents at beginning of period	51,266	—	30,147	13,402
Cash and cash equivalents at end of period	$21,468	$51,266	$2,852	$30,147
Supplemental Noncash investing and financing activities
Effect of exchange rate changes on long-term debt	$—	$—	$1,022	$10,218
Effect of exchange rate changes on fixed assets	$(252)	$(380)	$38	$(909)
Effect of exchange rate changes on intangibles	$(2,876)	$(3,977)	$144	$(6,619)
Effect of exchange rate changes on Goodwill	$(2,743)	$(2,726)	$10	$(5,005)
Cash paid for interest and income taxes
Interest, net	$19,022	$10,370	$3,923	$6,920
Income taxes, net	$17,723	$5,605	$860	$10,432
Income tax refunds received	$(512)	$(1,172)	—	—

See accompanying notes.

Thermon Group Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Data)

March 31, 2012

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we”, “our”, the “Company” or “Successor” herein.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors.”

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 66%, 62%, 70%, and 66% of the Company’s consolidated sales and $33,912, $16,271, $18,509 and $17,500 of the Company’s consolidated pretax income for fiscal year 2012, for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010 (the two periods which represent fiscal year 2011), fiscal year 2010, respectively, and 54% and 50%, of the Company’s consolidated total assets at March 31, 2012 and 2011, respectively.

Segment Reporting

The Company’s senior management allocates resources and assesses the performance of its electrical and steam heat tracing of piping, vessels, instrumentation and associated equipment sales activities as one segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

The Company performs credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $1,434 and $1,487 as of March 31, 2012 and 2011, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Predecessor:
Balance at March 31, 2009	$1,233
Additions charged to expense	881
Write-off of uncollectible accounts	(279)
Balance at March 31, 2010	$1,835
Reduction to expense	(53)
Write-off of uncollectible accounts	—
Balance at April 30, 2010	$1,782
Successor:
Balance at May 1, 2010	$1,782
Additions charged to expense	792
Write-off of uncollectible accounts	(1,087)
Balance at March 31, 2011	$1,487
Additions charged to expense	307
Write-off of uncollectible accounts	(360)
Balance at March 31, 2012	$1,434

Inventories

Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or market.

Revenue Recognition

Revenues from sales of products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.  On average, less than 20% of our annual revenues are derived from the installation of heat tracing solutions for which we apply construction-type accounting. These construction-related contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Our construction contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims and combining and segmenting contracts. We utilize the cost-to-cost approach to measure the extent of progress toward completion, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of total estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates as contracts progress is reflected in the period in which these changes become known, including the recognition of any losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our construction contract accounting, actual results could differ from those estimates.  Our historical construction contract cost estimates have generally been accurate, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or the methodology used to calculate these estimates.

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

Goodwill and Other Intangible Assets

The Company records goodwill for the costs in excess of net asset value of the purchased businesses related to the acquisition made by the Company.  On an annual basis, the Company performs a qualitative assessment of the carrying value of   goodwill.  The objective of the assessment is to determine if the fair value of the reporting unit is greater than the carrying amount of the goodwill.  If the qualitative assessment indicates that the fair value of the reporting unit is greater than the goodwill being carried, then a second step valuation is deemed unnecessary.  If however, the qualitative assessment indicates that fair value is less than the carrying value of the goodwill then the second step valuation approach will be completed.  If the second step valuation indicates the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported.  The annual qualitative assessment considers such factors as the Company’s market capitalization, our current and expected financial performance, the relative performance of our industry as well as other relevant indicators.  The Company determined that no impairment of goodwill existed during the year ended March 31, 2012 or during the period from May 1, 2010 to March 31, 2011.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company’s indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company’s trademarks is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test at March 31, 2012 and 2011 indicated that there was no impairment of our indefinite life intangible assets.

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

Foreign Currency Transactions and Translation

Exchange adjustments resulting from foreign currency transactions are recognized in income as realized. For the Company’s non-U.S. Dollar functional currency subsidiaries, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars using year-end exchange rates. Income and expense items are translated at a weighted average exchange rate prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders/member’s equity.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal year 2012, the period from May 1, 2010 to March 31, 2011 and April 1 to April 30, 2010 and for fiscal year 2010 were $881, $1,770, $1,676, and $1,087, respectively.

Shipping and Handling Cost

The Company includes shipping and handling costs as part of cost of goods sold.

Economic Dependence

No customer represented more than 10% of the Company’s accounts receivable at March 31, 2012 or 2011.

Reclassifications

Certain reclassifications of prior year of “Notes receivable and other,” as reported on the consolidated balance sheet, were made to conform to current year presentations.  Amounts reported in the prior periods for other expense “Loss on disposition of property, plant and equipment” was reclassified as a component of “Cost of sale” and Marketing, general and administrative and engineering.”  Such reclassifications had no impact on net income or total members’ equity.

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

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary The Company adopted this update in the fourth quarter of fiscal year 2012 and the adoption will not have a material impact on our financial statements.

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on April 1, 2010 as required and subsequently adopted on April 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.  In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  This will be implemented for us during the quarter ending June 30, 2012. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

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

The basic and diluted net income per share calculations are presented below (in thousands, except for per share amounts):

	Successor		Predecessor
	Year Ended March 31, 2012	For the period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010
Basic net income (loss) per common share
Net income (loss)	$12,030	$(14,940)	$(267)	$18,940
Weighted-average common shares outstanding	29,083,478	24,900,332	52,253	47,205
Basic net income (loss) per common share	$0.41	$(0.60)	$(5.11)	$401.23

	Year Ended March 31, 2012	For the period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010
Diluted net income (loss) per common share
Net income (loss) used to determine diluted net income (loss) per common share	$12,030	$(14,940)	$(267)	$18,940
Weighted-average common shares outstanding	29,083,478	24,900,332	52,253	47,205
Common share equivalents:
Stock options issued by the Successor	1,370,777	—	—	—
Class P units issued by the Predecessor	—	—	—	5,048
Weighted-average common shares for diluted net income (loss) per share	30,454,255	24,900,332	52,253	52,253
Diluted net income (loss) per common share(1)	$0.40	$(0.60)	$(5.11)	$362.47

(1)         As the Company was in a net loss position for the period from May 1, 2010 through March 31, 2011 and for the period from April 1, 2010 through April 30, 2010, there was no dilutive effect on net loss per common share as the Class P units issued by the predecessor and options issued by the successor are anti-dilutive. Therefore, both basic and diluted net loss per common share were $(0.60) for the period from May 1, 2010 through March 31, 2011 and $(5.11) for the period from April 1, 2010 through April 30, 2010.

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

3. Inventories

Inventories consisted of the following at March 31:

	Successor	Successor
	2012	2011
Raw materials	$11,721	$9,847
Work in progress	1,402	2,307
Finished goods	26,424	20,669
	39,547	32,823
Valuation reserves	(1,094)	(1,705)
Net inventory	$38,453	$31,118

The following table summarizes the annual changes in our valuation reserve accounts:

Predecessor:
Balance at March 31, 2009	$1,353
Additions charged to expense	173
Charged to reserve	(354)
Balance at March 31, 2010	1,172
Additions charged to expense	42
Charged to reserve	(16)
Balance at April 30, 2010	$1,198
Successor:
Balance at May 1, 2010	$1,198
Additions charged to expense	507
Balance at March 31, 2011	$1,705
Reduction in reserve (reducing cost of goods sold)	(594)
Charged to reserve	(17)
Balance at March 31, 2012	$1,094

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	Successor	Successor
	2012	2011
Land, buildings and improvements	$16,391	$13,495
Machinery and equipment	9,276	7,378
Office furniture and equipment	2,664	2,595
Construction in Progress	2,687	—

Accumulated depreciation	(3,357)	(1,782)
	$27,661	$21,686

Depreciation expense was $2,593, $1,894, $177, and $1,998 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010 respectively.

5. Acquisition, Goodwill and Other Intangible Assets

We were acquired on April 30, 2010 as follows:

Consideration to or on behalf of sellers at close	$220,600
Payoff existing debt, interest and bank fees at close	93,700
Accrual for obligations in settlement with seller(1)	7,175
$321,475

(1)                                 Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustments for working capital and income taxes, of which $3,647 was paid in the period from May 1, 2010 through March 31, 2012 and $3,528 was outstanding at March 31, 2012.

The following table summarizes the final fair value of the assets and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$2,852
Accounts receivable, net	40,595
Inventories, net	32,325
Other current assets	11,756
Property, plant and equipment	22,599
Identifiable intangible assets	172,631
Goodwill	118,024
Other noncurrent assets	283
Total assets	401,065
Liabilities assumed:
Current liabilities	21,281
Other long-term debt	—
Noncurrent deferred tax liability	57,046
Other noncurrent liabilities	1,263
Total liabilities	79,590
Purchase price	321,475
Less: cash	(2,852)
Purchase price net of cash received	$318,623

At March 31, 2012, the total cash paid to date for the CHS Transactions consists of the following:

Purchase price	321,475
Less: Cash received	(2,852)
Obligation due to settle the CHS Transactions	(3,528)
Purchase price paid to date net of cash	$315,095

The push-down accounting effects of the CHS Transactions resulted in an increase in shareholders equity of approximately $155,422, which we allocated to the historical balance sheet. The following is a summary of the fair value adjustments pushed down to the Company:

May 1, 2010 (Successor)
Inventory	$7,648
Property, plant and equipment	(30)
Identifiable intangible assets	121,726
Goodwill	76,021
Obligations due to settle the CHS Transactions	(7,175)
Noncurrent deferred tax liability	(42,052)
Other noncurrent liabilities	(716)
$155,422

The carrying amount of goodwill as of March 31, 2012, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Foreign currency translation impact	(2,743)
Balance as of March 31, 2012	$118,007

Intangible assets at March 31, 2012 and March 31, 2011were related to the CHS Transactions and consisted of the following:

	Gross Carrying Amount at March 31, 2012	Accumulated Amortization	Net Carrying Amount at March 31, 2012	Gross Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at March 31, 2011

Trademarks	$48,348	$—	$48,348	$49,403	$—	$49,403
Developed technology	11,080	(1,135)	9,945	11,321	(600)	10,721
Customer relationships	102,492	(17,569)	84,923	104,319	(7,240)	97,079
Backlog	10,287	(10,287)	—	10,480	(10,480)	—
Certification	505	—	505	516	—	516
Other	1,633	(553)	1,080	1,634	(297)	1,337

Total	$174,345	$(29,544)	$144,801	$177,673	$(18,617)	$159,056

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, backlog and other intangible assets have estimated lives of 20 years, 10 years, 4 months and 6 years, respectively. The weighted average useful life for the group is 10 years.  Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2012 and 2011 were the results of currency translation adjustments.

At March 31, 2012, approximately $3,898 of the purchase price was held in escrow to secure the Predecessor’s indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

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

The Company recorded amortization expense of $11,379, $18,030, $215 and $2,426 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively. Annual amortization for the next five years and thereafter will approximate the following:

2013	$11,379
2014	11,379
2015	11,379
2016	11,379
2017	11,379
Thereafter	39,053
Total	$95,948

6. Accrued Liabilities

Accrued current liabilities consisted of the following at March 31:

	Successor	Successor
	March 31,
	2012	2011
Accrued employee compensation and related expenses	$10,970	$9,333
Interest	6,162	9,083
Customer prepayment	1,518	6,866
Warranty reserve	857	1,325
Professional fees	1,346	774
Compliance costs	55	55
Other	1,534	1,536
Total accrued current liabilities	$22,442	$28,972

7. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,321 USD at March 31, 2012) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at March 31, 2012 or 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,564 USD at March 31, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding on this facility at March 31, 2012 or 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $337 USD at March 31, 2012). The facility is collateralized by real estate. No loans were outstanding on this facility at March 31, 2012 or 2011.

In August 2010, the Company’s subsidiary in Japan established a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $545 USD at March 31, 2012). The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 8. No loans were outstanding on this facility at March 31, 2012 or 2011.

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2012	March 31, 2011 (Successor)
9.500% Senior Secured Notes due May 2017	$139,145	$210,000
Notes payable	—	—
	139,145	210,000
Less current portion	(21,000)	(21,000)
	$118,145	$189,000

Current Portion

On March 30, 2012, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $139,145 outstanding principal on May 1, 2012 at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. As the holders of the notes were notified of the optional redemption on March 30, 2012,the Company accrued the premium due of $630 as an obligation at March 31, 2012.

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40,000 senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of March 31, 2012, we had $39,386 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At March 31, 2012, we had no outstanding borrowings under our revolving credit facility. Had there been outstanding borrowings, the interest rate on the facility would have been 5.0%.

Senior secured notes.  As of March 31, 2012, we had $139,145 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $13.2 million. As a result of the optional redemptions of $21,000 of the notes on May 1, 2012 we have $118,145 outstanding aggregate principal amount of our senior secured notes.  Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year. Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors. The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs. In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

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

Information about our long-term debt that is not measured at fair value follows:

	March 31, 2012		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$139,145	$153,755	$210,000	$225,800	Level 2 - Market Approach

The senior secured notes are traded as publicly registered debt.  The fair value is determined by market quotes.  Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Maturities of long-term debt are as follows for the years ended March 31:

2012(1)	$21,000
2013	—
2014	—
2015	—
2016	—
2017	118,145
Total	$139,145

(1)   The maturity in 2012 is the result of the Company’s decision to make an optional redemption of principal in May 2012.

Foreign Currency Transaction Risk.

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days, or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices on active foreign currency markets (Level 2 fair value).  The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2012 and 2011, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $14,429 and zero, respectively.

Net foreign exchange transaction losses included in the accompanying condensed consolidated statements of operations were $1,625 in the year ended March 31, 2012. For the period from May 1, 2010 through March 31, 2011 and the period from April 1 through April 30, 2010, activity from foreign exchange transactions were a loss of $276 and a gain of $254,  respectively. The fair values of foreign currency forward contracts were not significant individually and approximated a loss of $188 and zero as of March 31, 2012 and 2011, respectively.

9. Related-Party Transactions

We paid management and transaction success fees to, and reimbursed the out of pocket expenses of, our private equity sponsors of $8,158 and $8,569 in fiscal 2012 and in the period from May 1, 2010 to March 31, 2011, respectively. The amount in fiscal 2012 was reported as part of marketing general and administrative and engineering expense.  Of the amount in the period from May 1, 2010 to March 31, 2011, $620 is included in prepaid expenses as the amortized amounts paid to one of our private equity sponsors, $2,605 were included as debt issuance costs, net on the consolidated balance sheet, $3,022 is included in success fees to owners related to the CHS Transactions expense, $398 included in miscellaneous expense, and $1,924 of management fees to our private equity sponsors is included in marketing, general and administrative and engineering expense.

The Predecessor paid management fees and expenses to its private equity sponsor, Audax, in the period from April 1 to April 30, 2010 of $4,795.  Of this amount $79 is included in marketing, general and administrative and engineering expense and $4,716 is included in Success fees to owners related to the CHS Transactions. During the fiscal years ended March 31, 2010 the predecessor paid management fees and expenses of $862 to its private equity sponsor, which is included in marketing, general and administrative and engineering expense.

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

10. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee’s salary contributed. The Company’s matching contributions to defined contribution plans on a consolidated basis were approximately $1,357, $673, $125 and $749 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company’s ability to achieve certain profitability objectives. The Company recorded approximately $6,943, $5,131, $273 and $3,253, for incentive compensation earned in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively.

The annual incentive compensation is normally paid subsequent to the finalization of the results for the fiscal year. In the fiscal year 2010, the amount actually paid out with respect to fiscal 2009 was reduced by approximately $1,043 and the benefit was reflected in the fiscal 2010 incentive expense. The fiscal year 2010 bonus payment of $2,833 was paid in April 2010.  In addition to the fiscal year 2010 incentive, the Company paid a bonus totaling $3,545 to certain employees in connection with the CHS Transactions, which is included as miscellaneous expense in the period from April 1, 2010 to April 30, 2010.

11. Commitments and Contingencies

At March 31, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $7,462.  Of this amount, $2,398 is secured by cash deposits at the Company’s financial institutions.  The remaining $5,604 represents a reduction of the available amount of the Company’s Short Term and Long Term Revolving Lines of Credit. Included in prepaid expenses and other current assets at March 31, 2012 and March 31, 2011, was approximately $2,398 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit

The Company leases various property and equipment under operating leases. Lease expense was approximately $2,021, $1,712, $156 and  $1,697 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively. Future minimum annual lease payments under these leases are as follows for the years ended March 31:

2013	$1,903
2014	1,480
2015	1,201
2016	1,032
2017	385
Thereafter	398
$6,399

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,026, $1,010, $92 and $1,114 in fiscal year 2012, the period from May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2013	$994
2014	395
2015	215
2016	68
2017	7
$1,679

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties, or judgment being assessed against the Company, which, from time to time, may have an impact on earnings. We do not currently expect any of the following proceedings will have a material adverse effect on the Company’s operations or financial position.  We cannot, however, provide any assurances that we will prevail in any of these matters.

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

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the year ended March 31, 2012, we concluded settlement of some of these matters whereby Thermon paid approximately $88.  We have reserved $287 in estimated settlement of the remaining matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, accordingly, the Agency has accessed an assessment of approximately $2.9 million.  At March 31, 2012, we have not recorded a tax liability reserve due for this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Building Construction Accident—On July 27, 2011, during construction of the expansion of our manufacturing facility in San Marcos, Texas, a section of the partially completed steel framework collapsed.  One employee of the construction subcontractor was killed and another was injured during the incident.  There were no Thermon employees on the construction site at the time of the incident.  We understand that both the general contractor and the steel erection subcontractor were issued citations by OSHA and have been sued in private actions brought by the decedent’s estate as a result of the accident.  The Company has not been fined or named in any lawsuits related to this matter and does not anticipate incurring any significant losses with respect to this matter that would not be covered by insurance.

Changes in the Company’s product liability are as follows:

Predecessor:
Balance at March 31, 2009	$975
Reserve for warranties issued during the period	188
Settlements made during the period	(464)
Balance at March 31, 2010	699
Reserve for warranties issued during the period	58
Settlements made during the period	(1)
Balance at April 30, 2010	$756
Successor:
Balance at May 1, 2010	$756
Reserve for warranties issued during the period	1,662
Settlements made during the period	(1,093)
Balance at March 31, 2011	$1,325
Reserve for warranties issued during the period	445
Settlements made during the period	(913)
Balance at March 31, 2012	$857

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

12. Members’ Equity (Predecessor)

The limited liability company agreement (Operating Agreement) entered into in August 2007 in connection with the acquisition of Thermon set forth that ownership interests were comprised of Class A Units for investors and a series of Class P Units as profits interest units. The Operating Agreement set forth the terms of ownership and how the profits, losses and gains were allocated to the capital accounts of its members. The timing and aggregate amount of distributions to unit holders were determined at the sole discretion of the Board of Managers. Only Class A Units were voting units. Unless specifically agreed, holders of the Company’s ownership interest had no liability for the Company’s obligations.

Units were not transferable, except in limited circumstances as set out in the Operating Agreement.

Class P Units were additionally subject to the terms of the certificate documenting the award, including vesting and repurchase rights at the lower of original cost of fair market value upon separation of service.

In the event of a change of control transactions, Class A Units received all distributions until capital was returned. Then, Class P units received all distributions until their capital was returned. Thereafter, Class A Units and Class P-1 Units participated until two times capital was returned. Thereafter, Class A Units and Class P-1 and P-2 Units participated until three times capital was returned. Thereafter, Class A Units and Class P-1, P-2 and P-3 Units participated until four times capital was returned. Thereafter all Units participated. In February 2008, certain members of management were issued 6,630 restricted and unvested Class P series units for $7 in cash. These units vested at a rate of 20% at each anniversary of the grant through February 2013, and were exercisable in the event of a change in control transaction. The following table summarizes activity in Member units by class during the fiscal year ended March 31, 2010.

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

13. Shareholders’ Equity (Successor)

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

We have 10,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were issued or outstanding at March 31, 2012 and 2011

14. Stock-Based Compensation Expense

Since the completion of the CHS Transactions on April 30, 2010, the board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (“2010 Plan”) was approved on July 28, 2010.  The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis).  On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractors compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan and the 2011 LTIP are referred to as the “Stock Plans.”

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the 2010 Plan.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our 2010 Plan became vested and exercisable.  Although the options were exercisable at the time of the IPO, the sale of the underlying option shares were restricted under the lock-up agreements with the IPO underwriters, which began to expire on October 31, 2011.  At the date of the IPO on May 5, 2011, the Company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the 2010 Plan.

Subsequent to the IPO and during fiscal 2012, the board granted certain employees options to purchase 117,600 shares of our common stock under the 2011 LTIP.  The options are scheduled to vest over five years with 20% vesting on the anniversary date of the grant each year.  The board also granted directors and employees 16,136 restricted stock awards.  The restricted stock awards vest over two years with half vesting on each anniversary of the grant date.

Valuation and Expense Information of stock options and restricted stock awards

The Company’s accounting for share-based payments to employees is applied in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Estimated forfeiture rates are applied separately to option and restricted stock awards and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. At each vesting period, we analyze the cumulative stock compensation expense to determine that we have expensed at least the fair value of all vested options.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. Expected life is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions. For the options granted in fiscal 2012, we assumed an estimated life of 6.66 years, a volatility of 45% and a risk free interest rate of 3.25%.  For the options granted in the period from May 1, 2010 to March 31, 2011, we assumed an estimated life of 6.66 years, a volatility of 45% and a risk free interest rate of 2.02%.

A summary of activity under our Stock Plans for the year ended March 31, 2012 and for the period from May 1, 2010 to March 31, 2011 is as follows (no options were issued or outstanding in fiscal 2010 or for the period from April 1 to April 30, 2010, see Note 12 — Member’s Equity (Predecessor):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at May 1, 2010	—	—
Granted	2,757,524	$5.38
Exercised	—	—
Balance at March 31, 2011	2,757,524	5.38
Granted	117,600	12.00
Exercised	(683,443)	5.38
Forfeited	(12,056)	6.46
Balance at March 31, 2012	2,179,625	$5.74

Total unrecognized expense related to non-vested stock option awards was approximately $575 as of March 31, 2012, related to approximately 117,600 shares with a per share weighted average fair value of $5.99. We anticipate this expense to be recognized over a weighted average period of approximately 4.09 years.

Restricted Stock Awards

The following table summarizes the activity with regard to unvested restricted stock awards during the year ended March 31, 2012. Unvested restricted stock awards are valued at the closing price on the date of the grant. (No restricted stock awards were issued or outstanding in fiscal 2010, for the period from April 1 to April 30, 2010, or for the period from May 1, 2010 to March 31, 2011 see Note 12 — Member’s Equity (Predecessor):

	Number of Shares	Weighted Average Grant Price
Balance at March 31, 2011	—	$—
Granted	16,136	12.42
Exercised	—	—
Forfeited	—	—
Balance of unvested shares at March 31, 2012	16,136	$12.42

The total fair value of the unvested restricted stock awards at grant date was $200. Based on our closing stock price of $20.45, the aggregate intrinsic value of the unvested restricted stock awards at March 31, 2012 was $329. Total unrecognized expense related to unvested restricted stock awards was approximately $125 as of March 31, 2012, related to all 16,136 shares with a per share weighted average fair value of $12.42. We anticipate this expense to be recognized over a weighted average period of approximately 1.42 years.

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding				Options Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2012	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2012
$ 5.20	1,960,525	8.63	$5.20	$29,898,006	1,960,525	$5.20	$29,898,006
$ 9.82	101,500	8.96	$9.82	1,078,945	101,500	$9.82	1,078,945
$ 12.00	117,600	9.13	$12.00	993,720	—	$—	—
$ 5.20 - $12.00	2,179,625	8.67	$5.78	$31,970,671	2,062,025	$5.43	$30,976,951

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $20.45 as of March 31, 2012, which would have been received by the option holders had all option holders exercised as of that date.

15. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Current provision:
Federal provision (benefit)	$(1,072)	$4,878	$(2,016)	$4,481
Foreign provision (benefit)	12,551	9,394	(177)	5,168
State provision (benefit)	356	281	(119)	277
Deferred provision:
Federal deferred provision (benefit)	(1,424)	(4,975)	(14,730)	3,413
Foreign deferred provision (benefit)	(2,788)	(3,288)	(354)	617
State deferred provision (benefit)	(155)	(130)	(38)	10
Total provision for income taxes (benefit)	$7,468	$6,160	$(17,434)	$13,966

Deferred income tax assets and liabilities were as follows:

	March 31,
	2012	2011
Deferred tax assets:
Current
Accrued liabilities and reserves	$2,411	$1,878
Unrealized gain on hedge	68
Inventories	383	466
International, net	912	524
Total current deferred tax assets	3,774	2,868

Non-current
Capitalized transaction costs	809	879
Stock option compensation	1,434	466
Other	72
Total non-current deferred tax assets	2,315	1,345

Deferred tax liabilities:
Current
Prepaid expenses	(110)	(89)
Total current deferred tax liabilities	(110)	(89)
Non-current
Intangible assets	(42,498)	(47,002)
Property, plant and equipment	(2,246)	(1,981)
Undistributed foreign earnings	(3,570)	(2,171)
Total non-current tax liabilities	(48,314)	(51,154)

Net current deferred tax asset	$3,664	$2,779
Net non-current deferred tax liability	$(45,999)	$(49,809)

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
U.S.	$(14,480)	$(13,894)	$(16,652)	$14,398
Non-U.S.	33,978	5,114	(1,049)	18,508
Income (loss) from continuing operations	$19,498	$(8,780)	$(17,701)	$32,906

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Notional U.S. federal income tax expense (benefit) at the statutory rate	$6,825	$(3,073)	$(6,196)	$11,517
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	77	61	—	86
Undistributed foreign earnings	1,728	1,978	—	—
Effects on Canadian debt facility	—	—	(8,713)	2,463
Rate difference—international subsidiaries	(1,974)	5,190	(3,587)	(410)
Nondeductible expenses	774	1,541	1,041	38
Charges related to uncertain tax positions	211	582	—	251
Other	(173)	(119)	21	21
Provision (benefit) for income taxes	$7,468	$6,160	$(17,434)	$13,966

The Company views undistributed earnings of its foreign subsidiaries as eligible for repatriation to the extent that the earnings have exceeded their local working capital requirements and therefore has the ability to distribute earnings to the U.S. parent.  The Company considers its original investment and the working capital portion of retained earnings of each subsidiary to be permanently reinvested. The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the U.S. dollar/foreign currency exchange rate each year.

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

As of March 31, 2012, the tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

An additional liability was booked during the year ended March 31, 2012 relating to uncertain positions regarding the foreign tax credits. In addition, $141 of interest and penalties were accrued on previously established reserves. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Successor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011
Beginning balance	$1,298	$716
Additions based on tax positions related to the current year	70	521
Interest and penalties on prior reserves	141	61
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reserve for uncertain income taxes	$1,509	$1,298

16. Miscellaneous Income (Expense)

Miscellaneous income (expense) included in the consolidated statement of operations consisted of the following:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Professional fees and expenses related to CHS Transactions and debt registration	$—	$(5,752)	$(5,660)	$(1,012)
Employee bonus payments paid in connection with the CHS Transactions	—	—	(3,545)	—
Foreign currency transaction gain or (loss)	(1,071)
Loss on foreign exchange forwards	(554)
Compliance fees and costs	—	600	—	—
Other	(46)	(72)	304	(273)
Total	$(1,671)	$(5,224)	$(8,901)	$(1,285)

17. Geographic Information

The Company has determined its operating segment using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segment. It requires disclosures about products and services, geographic areas and major customers.

The Company operates in one operating segment, thermal engineered solutions.  The operating segment is further defined  based on two geographic regions; Eastern Hemisphere and Western Hemisphere.  The Company’s sales in these regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, the Company elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of its products which are similar in nature and revenue from construction and engineering are reflected as sales in its consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales, operating income and long-lived assets, classified by major geographic areas in which the Company operates are as follows:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period May 1, 2010 Through March 31, 2011	For the Period April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Sales by geographic area:
Western hemisphere:
United States	$91,335	$67,968	$4,959	$65,453
Canada	83,373	72,710	3,992	50,740
Elsewhere in the Western Hemisphere	1,068	1,101	25	1,165
Intercompany sales	63,397	49,289	3,850	38,149
	239,173	191,068	12,826	155,507
Eastern hemisphere:
Europe	65,870	58,779	2,970	52,329
Asia	28,869	25,187	1,117	23,027
Intercompany sales	2,272	1,307	51	2,105
	97,011	85,273	4,138	77,461
Eliminations	(65,669)	(50,596)	(3,901)	(40,255)
	270,515	225,745	13,063	192,713
Operating income:
Western hemisphere:
United States	9,413	2,025	1,126	14,496
Canada	29,648	16,053	1,066	15,212
Elsewhere in the Western Hemisphere	206	323	(30)	(128)
Eastern hemisphere:
Europe	8,252	4,516	125	8,597
Asia	5,095	2,922	18	3,866
Unallocated:
Management fees	(8,158)	(1,924)	(79)	(863)
Other allocations	—	(1,090)	(88)	362
	$44,456	$22,825	$2,138	$41,542

	March 31,
	2012	2011
Long-lived assets
Western hemisphere	$23,822	$17,667
Eastern hemisphere	3,839	4,019
	$27,661	$21,686

18. Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States, Canada and Australia.

The accounting principles followed by the Company conform with U.S. GAAP. While the financial statements at March 31, 2012 and 2011, for the year ended March 31, 2012, for the periods from May 1, 2010 to March 31, 2011, and for the period from April 1, 2010 to April 30, 2010, were completed under U.S. GAAP, Thermon Canada, Inc. was reconciled to U.S. GAAP by the Predecessor for the year ended March 31, 2010. There were no significant differences affecting the Company between U.S. GAAP and Canadian GAAP as it relates to Thermon Canada, Inc. for the year ended March 31, 2010.

In addition, no significant differences affecting the Company between U.S. GAAP and Australian GAAP as it relates to Thermon Australia, PTY., LTD were identified for the Predecessor year ended March 31, 2010. The accounting for Thermon Australia, PTY., LTD was completed under U.S. GAAP at March 31, 2012 and 2011.

19. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2012 are as follows:

	Successor
	Three Months Ended
	June 30 2011	September 30 2011	December 31 2011	March 31 2012
Sales	$64,618	$68,023	$68,837	$69,037
Gross profit	31,989	31,951	33,691	34,484
Income (loss) from operations	(512)	14,386	15,582	15,000
Net income (loss)	$(4,966)	$3,813	$6,933	$6,250

	Predecessor	Successor
	One Month Ended	Two Months Ended	Three Months Ended
	April 30 2010	June 30 2010	September 30 2010	December 31 2010	March 31 2011
Sales	$13,063	$37,513	$63,451	$64,941	$59,840
Gross profit	6,616	12,170	25,332	29,608	28,375
Income (loss) from operations	2,138	(1,506)	5,061	11,203	8,067
Net income (loss)	$(267)	$(12,173)	$(1,797)	$3,009	$(3,979)

20. Subsequent Events

Redemption of Senior Secured Notes

On March 30, 2012, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $139,145 outstanding principal amount at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date which was completed on May 1, 2012.

Securities Registration

On June 1, 2012, the Company filed with the SEC a shelf registration statement on Form S-3 under the Securities Act relating to the possible offering and sale, from time to time, in one or more offerings and at prices and on terms that will be determined at the time of any such offering, (i) by the Company of common stock, preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units for an aggregate initial offering price up to $250,000,000 and (ii) by our private equity sponsors and certain of our current and former executive officers, employees and directors of up to 18,079,940 shares of our common stock.  No securities may be sold under the shelf registration statement until it has been declared effective by the SEC.

The Company evaluated events after March 31, 2012, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Report of Independent Registered Public Accounting Firm

Members and Board of Directors

Thermon Holding Corp.

We have audited the accompanying consolidated balance sheets of Thermon Holding Corp. (the Company or Successor) as of March 31, 2012 and 2011 and the related consolidated statements of operations, members’/shareholder’s equity and other comprehensive income, and cash flows for the year ended March 31, 2012 (Successor), for the period from May 1, 2010 to March 31, 2011 (Successor), for the period from April 1, 2010 to April 30, 2010 (Predecessor) of Thermon Holdings, LLC. and for the years ended March 31, 2010 (Predecessor) of Thermon Holdings, LLC. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2010 financial statements of Thermon Canada Inc., Thermon Australia, PTY., LTD, and Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd., wholly owned subsidiaries, which statements reflect total revenues of $59.0 million for the year ended March 31, 2010. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Thermon Canada Inc., Thermon Australia, PTY., LTD (each of which are before certain adjustments to conform to U.S. generally accepted accounting principles), and Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd. is based solely on the reports of the other auditors.

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

We have audited significant differences from Canadian generally accepted accounting principles and Australian generally accepted accounting principles to U.S. generally accepted accounting principles for 2010 related to Thermon Canada Inc. and Thermon Australia, PTY., LTD, respectively, reflected in Notes 17 to the consolidated financial statements.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermon Holding Corp. as of March 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the year ended March 31, 2012 (Successor), the period from May 1, 2010 to March 31, 2011 (Successor), the period from April 1, 2010 to April 30, 2010 (Predecessor) of Thermon Holdings, LLC., and for the year ended March 31, 2010 (Predecessor) of Thermon Holdings, LLC., in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Austin, Texas
June 8, 2012

Report of the Independent Registered Public Accounting Firm

To the Shareholder of Thermon Canada Inc.:

We have audited the statements of earnings (loss) and comprehensive income (loss), retained earnings (deficit), cash flows, and the related schedules of Thermon Canada Inc., for the year ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended March 31, 2010 in accordance with Canadian generally accepted accounting principles.

/s/ Meyers Norris Penny LLP

Calgary, Alberta	Chartered Accountants
October 28, 2010

Thermon Australia Pty Ltd

ABN: 79 000 554 932

Independent Audit Report to the members of Thermon Australia Pty Ltd

We have audited the accompanying financial statements of Thermon Australia Pty Ltd, which comprises the statement of comprehensive income, statement of changes in equity and statement of cash flows for the year ended 31 March 2010 that date a summary of significant accounting policies, other explanatory notes and the director’s declaration.

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

Auditor’s Opinion

In our opinion the financial statements of Thermon Australia Pty Ltd are prepared in accordance with the Corporations Act 2001, including:

(a)                                 giving a true and fair view of the company’s financial performance for the year ended on 31 March 2010; and

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

31 May 2010

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS

THERMON HEAT TRACING & ENGINEERING (SHANGHAI) CO., LTD.

We have audited the accompanying statement of income for the year ended March 31, 2010 of Thermon Heat Tracing & Engineering (Shanghai) Co., Ltd. (“the Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations of the Company for the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHANGHAI JIALIANG CPAS
Shanghai JiaLiang CPAs

Shanghai, the People’s Republic of China

October 31, 2010

Thermon Holding Corp.

Consolidated Statements of Operations

(Dollars in Thousands)

	Year Ended March 31, 2012 (Successor)	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)	Year Ended March 31, 2010 (Predecessor)
Sales	$270,515	$225,745	$13,063	$192,713
Cost of sales	138,400	130,260	6,447	101,401
Gross profit	132,115	95,485	6,616	91,312
Operating expenses:
Marketing, general and administrative and engineering	76,280	54,630	4,263	47,344
Amortization of other intangible assets	11,379	18,030	215	2,426
Income from operations	44,456	22,825	2,138	41,542
Other income (expenses):
Interest income	122	42	7	6
Interest expense	(19,584)	(22,771)	(6,229)	(7,357)
Loss on retirement of debt	(3,825)	(630)	—	—
Success fees to owners related to the CHS Transactions	—	(3,022)	(4,716)
Miscellaneous income (expense)	(1,671)	(5,224)	(8,901)	(1,285)
	(24,958)	(31,605)	(19,839)	(8,636)
Income (loss) from operations before provision for income taxes	19,498	(8,780)	(17,701)	32,906
Income tax (expense) benefit	(7,468)	(6,160)	17,434	(13,966)
Net income (loss)	$12,030	$(14,940)	$(267)	$18,940

See accompanying notes.

Thermon Holding Corp.

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31
	2012 (Successor)	2011 (Successor)
Assets
Current assets:
Cash and cash equivalents	$21,468	$51,016
Accounts receivable, net of allowance for doubtful accounts of $1,434 and $1,487 as of March 31, 2011 and 2010, respectively	50,037	40,013
Inventories, net	38,453	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	1,996	2,063
Income taxes receivable	5,193	2,462
Prepaid expenses and other current assets	6,853	7,633
Deferred income taxes	3,664	2,779
Total current assets	127,664	137,084

Property, plant and equipment, net	27,661	21,686
Goodwill	118,007	120,750
Intangibles, net	144,801	159,056
Debt issuance costs, net	7,446	11,573
Other noncurrent assets	—	633
Total assets	$425,579	$450,782
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$15,728	$18,573
Accrued liabilities	22,442	28,972
Current portion of long term debt	21,000	21,000
Borrowings under revolving lines of credit	—	2,063
Billings in excess of costs and estimated earnings on uncompleted contracts	2,446	1,110
Income taxes payable	1,374	7,934
Obligations due to settle the CHS Transactions	3,528	4,213
Total current liabilities	66,518	83,865

Long-term debt, net of current maturities	118,145	189,000
Deferred income taxes	45,999	49,809
Other noncurrent liabilities	2,437	1,826

Additional paid in capital	192,028	131,191
Foreign currency translation adjustment	3,362	10,031
Accumulated deficit	(2,910)	(14,940)
Shareholder’s equity	192,480	126,282
Total liabilities and shareholder’s	$425,579	$450,782

See accompanying notes.

Thermon Holding Corp.

Consolidated Statements of Shareholders’/Members’ Equity and Other Comprehensive Income

(Dollars in Thousands)

	Stock/Capital Amount	Retained Earnings/ (Deficit)	Currency Translation Adjustment	Total
Predecessor:
Balances at March 31, 2009	$37,501	$6,173	$(5,460)	$38,214
Dividend paid	—	(8,600)	—	(8,600)
Net income	—	18,940	—	18,940
Foreign currency translation adjustment	—	—	6,520	6,520
Comprehensive income	—	—	—	25,460
Balances at March 31, 2010	$37,501	$16,513	$1,060	$55,074
Net loss	—	(267)	—	(267)
Foreign currency translation adjustment	—	—	(576)	(576)
Comprehensive loss	—	—	—	(843)
Balances at April 30, 2010	$37,501	$16,246	$484	$54,231
Successor:
Initial Capitalization at May 1, 2010:
Initial capital contribution	$112,536	$—	$—	$112,536
Capital contribution related to certain management cash investments	16,716	—	—	16,716
Stock-based compensation expense	1,939	—	—	1,939
Net loss	—	(14,940)	—	(14,940)
Foreign currency translation adjustment (net of $197 tax expense)	—	—	10,031	10,031
Comprehensive loss	—	—	—	(4,909)
Balances at March 31, 2011	$131,191	$(14,940)	$10,031	$126,282
Capital contributions from Parent	52,142	—	—	52,142
Stock-based compensation expense	6,514	—	—	6,514
Excess tax deduction from stock option exercises	2,181	—	—	2,181
Net income	—	12,030	—	12,030
Foreign currency translation adjustment (net of $135 tax expense)	—	—	(6,517)	(6,517)
Other	—	—	(152)	(152)
Comprehensive income	—	—	—	5,361
Balances at March 31, 2012	$192,028	$(2,910)	3,362	192,480

See accompanying notes.

Thermon Holding Corp.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended March 31, 2012 (Successor)	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period From April 1, Through April 30, 2010	Year Ended March 31, 2010 (Predecessor)
Operating activities
Net income (loss)	$12,030	$(14,940)	$(267)	$18,940
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,971	27,538	392	4,424
Amortization of debt cost, net	4,127	3,948	2,586	657
Stock compensation expense	6,514	1,939	—	—
(Benefit)/provision for deferred income taxes	(2,766)	(8,393)	(15,122)	4,040
Premiums paid on redemption, included as financing activities	3,825	—	—	—
Loss on disposition of property, plant and equipment	—	1,101	—	1
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(11,435)	2,294	1,365	(2,971)
Inventories	(8,189)	(5,403)	(1,719)	2,855
Costs and estimated earnings and billings on construction contracts	(478)	(365)	34	819
Other current and noncurrent assets	1,591	(2,113)	(3,151)	(1,125)
Accounts payable	(1,292)	7,253	825	(789)
Accrued liabilities and noncurrent liabilities	(2,828)	18,888	9,515	(189)
Change in liability to former shareholders	—	—	—	(2,363)
Income taxes payable	(9,777)	7,215	(860)	382
Net cash provided by (used in) operating activities	5,293	38,962	(6,402)	24,681
Investing activities
Proceeds from sales of property, plant and equipment	—	—	—	2
Purchases of property, plant and equipment	(8,883)	(1,702)	(97)	(1,587)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(685)	(314,410)	—	—
Other investing transactions	—	(493)	(1,397)	—
Net cash used in investing activities	(9,568)	(316,605)	(1,494)	(1,585)
Financing activities
Proceeds from senior secured notes	$	$210,000	—	—
Redemptions on senior secured notes	(70,855)	—	—	—
Premiums paid on redemption of senior secured notes	(3,825)	—	—	—
Debt issuance costs	—	(15,249)	—	—
Proceeds from revolving lines of credit	—	6,662	—	—
Payments on revolving lines of credit and long-term debt	(2,063)	(4,599)	(19,385)	—
Capital contributions	52,141	129,252	—	—
Dividend paid	—	—	—	(8,600)
Net cash provided by (used in) financing activities	(24,602)	326,066	(19,385)	(8,600)
Effect of exchange rate changes on cash and cash equivalents	(671)	2,593	(14)	2,249
Change in cash and cash equivalents	(29,548)	51,016	(27,295)	16,745
Cash and cash equivalents at beginning of period	51,016	—	30,147	13,402
Cash and cash equivalents at end of period	$21,468	$51,016	$2,852	$30,147
Supplemental Noncash investing and financing activities
Effect of exchange rate changes on long-term debt	$—	$—	$1,022	$10,218
Effect of exchange rate changes on fixed assets	$(252)	$(380)	$38	$(909)
Effect of exchange rate changes on intangibles	$(2,876)	$(3,977)	$144	$(6,619)
Effect of exchange rate changes on Goodwill	$(2,743)	$(2,726)	$10	$(5,005)
Cash paid for interest and income taxes
Interest, net	$19,022	$10,370	$3,923	$6,920
Income taxes, net	$17,723	$5,605	$860	$10,432
Income tax refunds received	$(512)	$(1,172)	—	—

See accompanying notes.

Thermon Holding Corp.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Data)

March 31, 2012

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Holding Corp. and its direct and indirect subsidiaries are referred to collectively as “we”, “our”, the “Company” or “Successor” in these consolidated financial statements of Thermon Holding Corp.  We refer to CHS and the two other private equity fund investors collectively as “our private equity sponsors.”

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 66%, 62%, 70%, and 66% of the Company’s consolidated sales and $33,912, $16,271, $18,509 and $17,500 of the Company’s consolidated pretax income for fiscal year 2012, for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010 (the two periods which represent fiscal year 2011), fiscal year 2010, respectively, and 54% and 50%, of the Company’s consolidated total assets at March 31, 2012 and 2011, respectively.

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

The Company performs credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $1,434 and $1,487 as of March 31, 2012 and 2011, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Predecessor:
Balance at March 31, 2009	$1,233
Additions charged to expense	881
Write-off of uncollectible accounts	(279)
Balance at March 31, 2010	$1,835
Reduction to expense	(53)
Write-off of uncollectible accounts	—
Balance at April 30, 2010	$1,782
Successor:
Balance at May 1, 2010	$1,782
Additions charged to expense	792
Write-off of uncollectible accounts	(1,087)
Balance at March 31, 2011	$1,487
Additions charged to expense	307
Write-off of uncollectible accounts	(360)
Balance at March 31, 2012	$1,434

Inventories

Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or market.

Revenue Recognition

Revenues from sales of products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.  On average, less than 20% of our annual revenues are derived from the installation of heat tracing solutions for which we apply construction-type accounting. These construction-related contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Our construction contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims and combining and segmenting contracts. We utilize the cost-to-cost approach to measure the extent of progress toward completion, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of total estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates as contracts progress is reflected in the period in which these changes become known, including the recognition of any losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our construction contract accounting, actual results could differ from those estimates.  Our historical construction contract cost estimates have generally been accurate, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or the methodology used to calculate these estimates.

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

Goodwill and Other Intangible Assets

The Company records goodwill for the costs in excess of net asset value of the purchased businesses related to the acquisition made by the Company.  On an annual basis, the Company performs a qualitative assessment of the carrying value of   goodwill.  The objective of the assessment is to determine if the fair value of the reporting unit is greater than the carrying amount of the goodwill.  If the qualitative assessment indicates that the fair value of the reporting unit is greater than the goodwill being carried, then a second step valuation is deemed unnecessary.  If however, the qualitative assessment indicates that fair value is less than the carrying value of the goodwill then the second step valuation approach will be completed.  If the second step valuation indicates the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported.  The annual qualitative assessment considers such factors as the Company’s market capitalization, our current and expected financial performance, the relative performance of our industry as well as other  relevant indicators.  The Company determined that no impairment of goodwill existed during the year ended March 31, 2012 or during the period from May 1, 2010 to March 31, 2011.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company’s indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company’s trademarks is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test at March 31, 2012 and 2011 indicated that there was no impairment of our indefinite life intangible assets.

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

Foreign Currency Transactions and Translation

Exchange adjustments resulting from foreign currency transactions are recognized in income as realized. For the Company’s non-U.S. Dollar functional currency subsidiaries, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars using year-end exchange rates. Income and expense items are translated at a weighted average exchange rate prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders’/members’ equity.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal year 2012, the period from May 1, 2010 to March 31, 2011 and April 1 to April 30, 2010 and for fiscal year 2010 were $881, $1,770, $1,676, and $1,087, respectively.

Shipping and Handling Cost

The Company includes shipping and handling costs as part of cost of goods sold.

Economic Dependence

No customer represented more than 10% of the Company’s accounts receivable at March 31, 2012 or 2011.

Reclassifications

Certain reclassifications of prior year of  “Notes receivable and other,” as reported on the consolidated balance sheet, were made to conform to current year presentations.  Amounts reported in the prior periods for other expense “Loss on disposition of property, plant and equipment” was reclassified as a component of “Cost of sale” and Marketing, general and administrative and engineering.”   Such reclassifications had no impact on net income or total members’ equity.

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

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary The Company adopted this update in the fourth quarter of fiscal year 2012 and the adoption will not have a material impact on our financial statements.

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on April 1, 2010 as required and subsequently adopted on April 1, 2011, the update surrounding disclosures on Level 3 fair value measurements and concluded it did not have a material impact on our consolidated financial position or results of operations.  In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  This will be implemented for us during the quarter ended June 30, 2012. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

2. Inventories

Inventories consisted of the following at March 31:

	Successor	Successor
	2012	2011
Raw materials	$11,721	$9,847
Work in progress	1,402	2,307
Finished goods	26,424	20,669
	39,547	32,823
Valuation reserves	(1,094)	(1,705)
Net inventory	$38,453	$31,118

The following table summarizes the annual changes in our valuation reserve accounts:

Predecessor:
Balance at March 31, 2009	$1,353
Additions charged to expense	173
Charged to reserve	(354)
Balance at March 31, 2010	1,172
Additions charged to expense	42
Charged to reserve	(16)
Balance at April 30, 2010	$1,198
Successor:
Balance at May 1, 2010	$1,198
Additions charged to expense	507
Balance at March 31, 2011	$1,705
Reduction in reserve (reducing cost of goods sold)	(594)
Charged to reserve	(17)
Balance at March 31, 2012	$1,094

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	Successor	Successor
	2012	2011
Land, buildings and improvements	$16,391	$13,495
Machinery and equipment	9,276	7,378
Office furniture and equipment	2,664	2,595
Construction in Progress	2,687	—
	31,018	23,468
Accumulated depreciation	(3,357)	(1,782)
	$27,661	$21,686

Depreciation expense was $2,593, $1894, $177, and $1,998 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010 respectively.

4. Acquisition, Goodwill and Other Intangible Assets

We were acquired on April 30, 2010 as follows:

Consideration to or on behalf of sellers at close	$220,600
Payoff existing debt, interest and bank fees at close	93,700
Accrual for obligations in settlement with seller(1)	7,175
$321,475

(1)                                 Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustments for working capital and income taxes, of which $3,647 was paid in the period from May 1, 2010 through March 31, 2012 and $3,528 was outstanding at March 31, 2012.

The following table summarizes the final fair value of the assets and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$2,852
Accounts receivable, net	40,595
Inventories, net	32,325
Other current assets	11,756
Property, plant and equipment	22,599
Identifiable intangible assets	172,631
Goodwill	118,024
Other noncurrent assets	283
Total assets	401,065
Liabilities assumed:
Current liabilities	21,281
Other long-term debt
Noncurrent deferred tax liability	57,046
Other noncurrent liabilities	1,263
Total liabilities	79,590
Purchase price	321,475
Less: cash	(2,852)
Purchase price net of cash received	$318,623

At March 31, 2012, the total cash paid to date for the CHS Transactions consists of the following:

Purchase price	$321,475
Less: Cash received	(2,852)
Obligation due to settle the CHS Transactions	(3,528)
Purchase price paid to date net of cash	$315,095

The push-down accounting effects of the CHS Transactions resulted in an increase in shareholders equity of approximately $155,422, which we allocated to the historical balance sheet. The following is a summary of the fair value adjustments pushed down to the Company:

May 1, 2010 (Successor)
Inventory	$7,648
Property, plant and equipment	(30)
Identifiable intangible assets	121,726
Goodwill	76,021
Obligations due to settle the CHS Transactions	(7,175)
Noncurrent deferred tax liability	(42,052)
Other noncurrent liabilities	(716)
$155,422

The carrying amount of goodwill as of March 31, 2012, is as follows:

Amount
Balance as of March 31, 2011	$120,750
Foreign currency translation impact	(2,743)
Balance as of March 31, 2012	$118,007

Intangible assets at March 31, 2012 and March 31, 2011were related to the CHS Transactions and consisted of the following:

	Gross Carrying Amount at March 31, 2012	Accumulated Amortization	Net Carrying Amount at March 31, 2012	Gross Carrying Amount at March 31, 2011	Accumulated Amortization	Net Carrying Amount at March 31, 2011

Trademarks	$48,348	$—	$48,348	$49,403	$—	$49,403
Developed technology	11,080	(1,135)	9,945	11,321	(600)	10,721
Customer relationships	102,492	(17,569)	84,923	104,319	(7,240)	97,079
Backlog	10,287	(10,287)	—	10,480	(10,480)	—
Certification	505	—	505	516	—	516
Other	1,633	(553)	1,080	1,634	(297)	1,337

Total	$174,345	$(29,544)	$144,801	$177,673	$(18,617)	$159,056

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, backlog and other intangible assets have estimated lives of 20 years, 10 years, 4 months and 6 years, respectively. The weighted average useful life for the group is 10 years.  Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2012 and 2011 were the results of currency translation adjustments.

At March 31, 2012, approximately $3,898 of the purchase price was held in escrow to secure the Predecessor’s indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

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

The Company recorded amortization expense of $11,379, $18,030, $215 and $2,426 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively. Annual amortization for the next five years and thereafter will approximate the following:

2013	$11,379
2014	11,379
2015	11,379
2016	11,379
2017	11,379
Thereafter	39,053
Total	$95,948

5. Accrued Liabilities

Accrued current liabilities consisted of the following at March 31:

	Successor	Successor
	March 31,
	2012	2011
Accrued employee compensation and related expenses	$10,970	$9,333
Interest	6,162	9,083
Customer prepayment	1,518	6,866
Warranty reserve	857	1,325
Professional fees	1,346	774
Compliance costs	55	55
Other	1,534	1,536
Total accrued current liabilities	$22,442	$28,972

6. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,321 USD at March 31, 2012) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at March 31, 2012 or 2011.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,564 USD at March 31, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding on this facility at March 31, 2012 or 2011.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $337 USD at March 31, 2012). The facility is collateralized by real estate. No loans were outstanding on this facility at March 31, 2012 or 2011.

In August 2010, the Company’s subsidiary in Japan established a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $545 USD at March 31, 2012). The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 8. No loans were outstanding on this facility at March 31, 2012 or 2011.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2012 (Successor)	March 31, 2011 (Successor)
9.500% Senior Secured Notes due May 2017	$139,145	$210,000
Notes payable	—	—
	139,145	210,000
Less current portion	(21,000)	(21,000)
	$118,145	$189,000

Current Portion

On March 30, 2012, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $139,145 outstanding principal on May 1, 2012 at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. As the holders of the notes were notified of the optional redemption on March 30, 2012,  the Company accrued the premium due of $630 as an obligation at March 31, 2012.

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40,000 senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of March 31, 2012, we had $39,386 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At March 31, 2012, we had no outstanding borrowings under our revolving credit facility. Had there been outstanding borrowings, the interest rate on the facility would have been 5.0%.

Senior secured notes.  As of March 31, 2012, we had $139,145 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $13.2 million. As a result of the optional redemptions of $21,000 of the notes on May 1, 2012 we have $118,145 outstanding aggregate principal amount of our senior secured notes.  Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year. Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors. The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs. In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

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

Information about our long-term debt that is not measured at fair value follows:

	March 31, 2012		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$139,145	$153,755	$210,000	$225,800	Level 2 - Market Approach

The senior secured notes are traded as publicly registered debt.  The fair value is determined by market quotes.  Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Maturities of long-term debt are as follows for the years ended March 31:

2012(1)	$21,000
2013	—
2014	—
2015	—
2016	—
2017	118,145
Total	$139,145

(1)   The maturity in 2012 is the result of the Company’s decision to make an optional redemption of principal in May 2012.

Foreign Currency Transaction Risk.

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days, or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices active foreign currency markets (Level 2 fair value).  The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2012 and 2011, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $14,429 and zero, respectively.

Net foreign exchange transaction losses included in the accompanying condensed consolidated statements of operations were $1,625 in the year ended March 31, 2012. For the period from May 1, 2010 through March 31, 2011 and the period from April 1 through April 30, 2010, activity from foreign exchange transactions were a loss of $276 and a gain of $254,   respectively. The fair values of foreign currency forward contracts were not significant individually and approximated a loss of $188 and zero as of March 31, 2012 and 2011, respectively.

8. Related-Party Transactions

We paid management and transaction success fees to, and reimbursed the out of pocket expenses of, our private equity sponsors of $8,158 and $8,569 in fiscal 2012 and in the period from May 1, 2010 to March 31, 2011, respectively. The amount in fiscal 2012 was reported as part of marketing general and administrative and engineering expense.  Of the amount in the period from May 1, 2010 to March 31, 2011, $620 is included in prepaid expenses as the amortized amounts paid to one of our private equity sponsors, $2,605 were included as debt issuance costs, net on the consolidated balance sheet, $3,022 is included in success fees to owners related to the CHS Transactions expense, $398 included in miscellaneous expense, and $1,924 of management fees to our private equity sponsors is included in marketing, general and administrative and engineering expense.

The Predecessor paid management fees and expenses to its private equity sponsor, Audax, in the period from April 1 to April 30, 2010 of $4,795.  Of this amount $79 is included in marketing, general and administrative and engineering expense and $4,716 is included in Success fees to owners related to the CHS Transactions. During the fiscal years ended March 31, 2010the predecessor paid management fees and expenses of $862 to its private equity sponsor, which is included in marketing, general and administrative and engineering expense.

See Note 4 for further information regarding payments due to the sellers in the CHS Transactions. Estimated amounts due the sellers are shown as a current liability labeled “Obligations due to settle the CHS Transactions.”

9. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee’s salary contributed. The Company’s matching contributions to defined contribution plans on a consolidated basis were approximately $1,357, $673, $125 and $749 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company’s ability to achieve certain profitability objectives. The Company recorded approximately $6,943, $5,131, $273 and $3,253, for incentive compensation earned in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively.

The annual incentive compensation is normally paid subsequent to the finalization of the results for the fiscal year. In the fiscal year 2010, the amount actually paid out with respect to fiscal 2009 was reduced by approximately $1,043 and the benefit was reflected in the fiscal 2010 incentive expense. The fiscal year 2010 bonus payment of $2,833 was paid in April 2010.  In addition to the fiscal year 2010 incentive, the Company paid a bonus totaling $3,545 to certain employees in connection with the CHS Transactions, which is included as miscellaneous expense in the period from April 1, 2010 to April 30, 2010.

10. Commitments and Contingencies

At March 31, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $7,462.  Of this amount, $2,398 is secured by cash deposits at the Company’s financial institutions.  The remaining $5,604 represents a reduction of the available amount of the Company’s Short Term and Long Term Revolving Lines of Credit. Included in prepaid expenses and other current assets at March 31, 2012 and March 31, 2011, was approximately $2,398 and $2,133, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit

The Company leases various property and equipment under operating leases. Lease expense was approximately $2,021, $1,712, $156 and $1,697 in fiscal year 2012, the period ended May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, and fiscal year 2010, respectively. Future minimum annual lease payments under these leases are as follows for the years ended March 31:

2013	$1,903
2014	1,480
2015	1,201
2016	1,032
2017	385
Thereafter	398
$6,399

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,026, $1,010, $92 and $1,114 in fiscal year 2012, the period from May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010, fiscal years 2010 and 2009, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2013	$994
2014	395
2015	215
2016	68
2017	7
$1,679

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties, or judgment being assessed against the Company, which, from time to time, may have an impact on earnings. We do not currently expect any of the following proceedings will have a material adverse effect on the Company’s operations or financial position.  We cannot, however, provide any assurances that we will prevail in any of these matters.

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

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the year ended March 31, 2012, we concluded settlement of some of these matters whereby Thermon paid approximately $88.  We have reserved $287 in estimated settlement of the remaining matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, accordingly, the Agency has made an assessment of approximately $2.9 million.  At March 31, 2012, we have not recorded a tax liability reserve due for this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Building Construction Accident—On July 27, 2011, during construction of the expansion of our manufacturing facility in San Marcos, Texas, a section of the partially completed steel framework collapsed.  One employee of the construction subcontractor was killed and another was injured during the incident.  There were no Thermon employees on the construction site at the time of the incident.  We understand that both the general contractor and the steel erection subcontractor were issued citations by OSHA and have been sued in private actions brought by the decedent’s estate as a result of the accident.  The Company has not been fined or named in any lawsuits related to this matter and does not anticipate incurring any significant losses with respect to this matter that would not be covered by insurance.

Changes in the Company’s product liability are as follows:

Predecessor:
Balance at March 31, 2009	$975
Reserve for warranties issued during the period	188
Settlements made during the period	(464)
Balance at March 31, 2010	699
Reserve for warranties issued during the period	58
Settlements made during the period	(1)
Balance at April 30, 2010	$756
Successor:
Balance at May 1, 2010	$756
Reserve for warranties issued during the period	1,662
Settlements made during the period	(1,093)
Balance at March 31, 2011	$1,325
Reserve for warranties issued during the period	445
Settlements made during the period	(913)
Balance at March 31, 2012	$857

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

13. Stock-Based Compensation Expense

Since the completion of the CHS Transactions on April 30, 2010, the board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (“2010 Plan”) was approved on July 28, 2010.  The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis).  On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractors compensation in the form of stock options or restricted stock awards.  Collectively, the 2010 Plan and the 2011 LTIP are referred to as the “Stock Plans”.

On October 20, 2010, October 27, 2010 and March 1, 2011 our board of directors granted certain employees and directors options to purchase a combined total of 2,757,524 shares of our common stock under the 2010 Plan.  The exercise price for these options was $5.20 per share for the grants issued in October and $9.82 for the grants issued in March.  All options granted have a ten year term. The options are for the purchase of shares of common stock of Thermon Group Holdings, Inc. At the completion of the IPO, all outstanding options that were granted under our 2010 Plan became vested and exercisable.  Although the options were exercisable at the time of the IPO, the sale of the underlying option shares were restricted under the lock-up agreements with the IPO underwriters, which began to expire on October 31, 2011.  At the date of the IPO on May 5, 2011, the Company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the 2010 Plan.

Subsequent to the IPO and during fiscal 2012, the board granted certain employees options to purchase 117,600 shares of our common stock under the 2011 LTIP.  The options are scheduled to vest over five years with 20% vesting on the anniversary date of the grant each year.  The board also granted directors and employees 16,136 restricted stock awards.  The restricted stock awards vest over two years with half vesting on each anniversary of the grant date.

Valuation and Expense Information of stock options and restricted stock awards

The Company’s accounting for share-based payments to employees is applied in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Estimated forfeiture rates are applied separately to option and restricted stock awards and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. At each vesting period we analyze the cumulative stock compensation expense to determine that we have expensed at least the fair value of all vested options.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. Expected life is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions. For the options granted in fiscal 2012, we assumed an estimated life of 6.66 years, a volatility of 45% and a risk free interest rate of 3.25%.  For the options granted in the period from May 1, 2010 to March 31, 2011, we assumed an estimated life of 6.66 years, a volatility of 45% and a risk free interest rate of 2.02%.

A summary of activity under our Stock Plans for the year ended March 31, 2012 for the period from May 1, 2010 to March 31, 2011 is as follows (no options were issued or outstanding in fiscal 2010 or for the period from April 1 to April 30, 2010, see Note 11 — Member’s Equity (Predecessor):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at May 1, 2010	—	—
Granted	2,757,524	$5.38
Exercised	—	—

Balance at March 31, 2011	2,757,524	5.38
Granted	117,600	12.00
Exercised	(683,443)	5.38
Forfeited	(12,056)	6.46
Balance at March 31, 2012	2,179,625	$5.74

Total unrecognized expense related to non-vested stock option awards was approximately $575 as of March 31, 2012, related to approximately 117,600 shares with a per share weighted average fair value of $5.99. We anticipate this expense to be recognized over a weighted average period of approximately 4.09 years.

Restricted Stock Awards

The following table summarizes the activity with regard to unvested restricted stock awards during the year ended March 31, 2012. Unvested restricted stock awards are valued at the closing price on the date of the grant. (No restricted stock awards were issued or outstanding in fiscal 2010, for the period from April 1 to April 30, 2010, or for the period from May 1, 2010 to March 31, 2011 see Note 11—Member’s Equity (Predecessor):

	Number of Shares	Weighted Average Grant Price
Balance at March 31, 2011	—	$—
Granted	16,136	12.42
Exercised	—	—
Forfeited	—	—
Balance of unvested shares at March 31, 2012	16,136	$12.42

The total fair value of the unvested restricted stock awards at grant date was $200. Based on our closing stock price of $20.45, the aggregate intrinsic value of the unvested restricted stock awards at March 31, 2012 was $329. Total unrecognized expense related to non-vested restricted stock awards was approximately $125 as of March 31, 2012, related to all 16,136 shares with a per share weighted average fair value of $12.42. We anticipate this expense to be recognized over a weighted average period of approximately 1.42 years.

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding				Options Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2012	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2012
$ 5.20	1,960,525	8.63	$5.20	$29,898,006	1,960,525	$5.20	$29,898,006
$ 9.82	101,500	8.96	$9.82	1,078,945	101,500	$9.82	1,078,945
$ 12.00	117,600	9.13	$12.00	993,720	—	$—	—
$ 5.20 - $12.00	2,179,625	8.67	$5.78	$31,970,671	2,062,025	$5.43	$30,976,951

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $20.45 as of March 31, 2012, which would have been received by the option holders had all option holders exercised as of that date.

14. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Current provision:
Federal provision (benefit)	$(1,072)	$4,878	$(2,016)	$4,481
Foreign provision (benefit)	12,551	9,394	(177)	5,168
State provision (benefit)	356	281	(119)	277
Deferred provision:
Federal deferred provision (benefit)	(1,424)	(4,975)	(14,730)	3,413
Foreign deferred provision (benefit)	(2,788)	(3,288)	(354)	617
State deferred provision (benefit)	(155)	(130)	(38)	10
Total provision for income taxes (benefit)	$7,468	$6,160	$(17,434)	$13,966

Deferred income tax assets and liabilities were as follows:

	March 31,
	2012	2011
Deferred tax assets:
Current
Accrued liabilities and reserves	$2,411	$1,878
Unrealized gain on hedge	68
Inventories	383	466
International, net	912	524
Total current deferred tax assets	3,774	2,868
Non-current
Capitalized transaction costs	809	879
Stock option compensation	1,434	466
Other	72
Total non-current deferred tax assets	2,315	1,345

Deferred tax liabilities:
Current
Prepaid expenses	(110)	(89)
Total current deferred tax liabilities	(110)	(89)
Non-current
Intangible assets	(42,498)	(47,002)
Property, plant and equipment	(2,246)	(1,981)
Undistributed foreign earnings	(3,570)	(2,171)
Total non-current tax liabilities	(48,314)	(51,154)

Net current deferred tax asset	$3,664	$2,779
Net non-current deferred tax liability	$(45,999)	$(49,809)

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
U.S.	$(14,480)	$(13,894)	$(16,652)	$14,398
Non-U.S.	33,978	5,114	(1,049)	18,508
Income (loss) from continuing operations	$19,498	$(8,780)	$(17,701)	$32,906

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Notional U.S. federal income tax expense (benefit) at the statutory rate	$6,825	$(3,073)	$(6,196)	$11,517
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	77	61	—	86
Undistributed foreign earnings	1,728	1,978	—	—
Effects on Canadian debt facility	—	—	(8,713)	2,463
Rate difference—international subsidiaries	(1,974)	5,190	(3,587)	(410)
Nondeductible expenses	774	1,541	1,041	38
Charges related to uncertain tax positions	211	582	—	251
Other	(173)	(119)	21	21
Provision (benefit) for income taxes	$7,468	$6,160	$(17,434)	$13,966

The Company views undistributed earnings of its foreign subsidiaries as eligible for repatriation to the extent that the earnings have exceeded their local working capital requirements and therefore has the ability to distribute earnings to the U.S. parent.  The Company considers its original investment and the working capital portion of retained earnings of each subsidiary to be permanently reinvested. The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the U.S. dollar/foreign currency exchange rate each year.

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

As of March 31, 2012, the tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

An additional liability was booked during the year ended March 31, 2012 relating to uncertain positions regarding the foreign tax credits. In addition, $141 of interest and penalties were accrued on previously established reserves. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Successor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011
Beginning balance	$1,298	$716
Additions based on tax positions related to the current year	70	521
Interest and penalties on prior reserves	141	61
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reserve for uncertain income taxes	$1,509	$1,298

15. Miscellaneous Income (Expense)

Miscellaneous income (expense) included in the consolidated statement of operations consisted of the following:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Professional fees and expenses related to CHS transactions and debt registration	$—	$(5,752)	$(5,660)	$(1,012)
Employee bonus payments paid in connection with the CHS transactions	—	—	(3,545)	—
Foreign currency transaction gain or (loss)	(1,071)	—	—	—
Loss on foreign exchange forwards	(554)	—	—	—
Compliance fees and costs	—	600	—	—
Other	(46)	(72)	304	(273)
Total	$(1,671)	$(5,224)	$(8,901)	$(1,285)

16. Geographic Information

The Company has determined its operating segments using the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our operating segment. It requires disclosures about products and services, geographic areas and major customers.

The Company operates in one operating segment, thermal engineered solutions.  The operating segment is further defined based on two geographic regions; Eastern Hemisphere and Western Hemisphere.  The Company’s sales in these regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, the Company elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of its products which are similar in nature and revenue from construction and engineering are reflected as sales in its consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales, operating income and long-lived assets, classified by major geographic areas in which the Company operates are as follows:

	Successor		Predecessor
	Year Ended March 31, 2012	For the Period May 1, 2010 Through March 31, 2011	For the Period April 1, 2010 Through April 30, 2010	Year Ended March 31, 2010
Sales by geographic area:
Western hemisphere:
United States	$91,335	$67,968	$4,959	$65,453
Canada	83,373	72,710	3,992	50,740
Elsewhere in the Western Hemisphere	1,068	1,101	25	1,165
Intercompany sales	63,397	49,289	3,850	38,149
	239,173	191,068	12,826	155,507
Eastern hemisphere:
Europe	65,870	58,779	2,970	52,329
Asia	28,869	25,187	1,117	23,027
Intercompany sales	2,272	1,307	51	2,105
	97,011	85,273	4,138	77,461
Eliminations	(65,669)	(50,596)	(3,901)	(40,255)
	270,515	225,745	13,063	192,713
Operating income:
Western hemisphere:
United States	9,413	2,025	1,126	14,496
Canada	29,648	16,053	1,066	15,212
Elsewhere in the Western Hemisphere	206	323	(30)	(128)
Eastern hemisphere:
Europe	8,252	4,516	125	8,597
Asia	5,095	2,922	18	3,866
Unallocated:
Management fees	(8,158)	(1,924)	(79)	(863)
Other allocations	—	(1,090)	(88)	362
	$44,456	$22,825	$2,138	$41,542

	March 31,
	2012	2011
Long-lived assets
Western hemisphere	$23,822	$17,667
Eastern hemisphere	3,839	4,019
	$27,661	$21,686

17. Summary of Significant Differences Between Generally Accepted Accounting Principles (GAAP) in the United States, Canada and Australia.

The accounting principles followed by the Company conform with U.S. GAAP. While the financial statements at March 31, 2012 and 2011, for the year ended March 31, 2012, for the periods from May 1, 2010 to March 31, 2011 and for the period from April 1, 2010 to April 30, 2010, were completed under U.S. GAAP, Thermon Canada, Inc was reconciled to U.S. GAAP by the predecessor for the year ended

March 31, 2010. There were no significant differences affecting the Company between U.S. GAAP and Canadian GAAP as it relates to Thermon Canada, Inc. for the year ended March 31, 2010.

In addition, no significant differences affecting the Company between U.S. GAAP and Australian GAAP as it relates to Thermon Australia, PTY., LTD were identified for the Predecessor year ended March 31, 2010. The accounting for Thermon Australia, PTY., LTD was completed under U.S. GAAP at March 31, 2012 and 2011.

18. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2012 are as follows:

	Successor
	Three Months Ended
	June 30 2011	September 30 2011	December 31 2011	March 31 2012
Sales	$64,618	$68,023	$68,837	$69,037
Gross profit	31,989	31,951	33,691	34,484
Income (loss) from operations	(512)	14,386	15,582	15,000
Net income (loss)	$(4,966)	$3,813	$6,933	$6,250

	Predecessor	Successor
	One Month Ended	Two Months Ended	Three Months Ended
	April 30 2010	June 30 2010	September 30 2010	December 31 2010	March 31 2011
Sales	$13,063	$37,513	$63,451	$64,941	$59,840
Gross profit	6,616	12,170	25,332	29,608	28,375
Income (loss) from operations	2,138	(1,506)	5,061	11,203	8,067
Net income (loss)	$(267)	$(12,173)	$(1,797)	$3,009	$(3,979)

19. Subsequent Events

Redemption of Senior Secured Notes

On March 30, 2012, we gave notice to the holders of our senior secured notes that, in accordance with the terms of our senior secured note indenture, we would be redeeming $21,000 aggregate principal amount of the $139,145 outstanding principal amount at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date which was completed on May 1, 2012.

Securities Registration

On June 1, 2012, the Company’s parent, Thermon Group Holdings, filed with the SEC a shelf registration statement on Form S-3 under the Securities Act relating to the possible offering and sale, from time to time, in one or more offerings and at prices and on terms that will be determined at the time of any such offering, (i) by our parent of common stock, preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units for an aggregate initial offering price up to $250,000,000 and (ii) by our private equity sponsors and certain of our current and former executive officers, employees and directors of up to 18,079,940 shares of our common stock.  No securities may be sold under the shelf registration statement until it has been declared effective by the SEC.

The Company evaluated events after March 31, 2012, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

20. Guarantor Consolidation

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

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of March 31, 2012 (Successor) and March 31, 2011 (Successor), the condensed consolidated statements of operations for the year ended March 31, 2012 (Successor), the period from May 1, 2010 to March 31, 2011 (Successor), the period from April 1 to April 30, 2010 (Predecessor) and for the year ended March 31, 2010 (Predecessor) and the condensed consolidated statements of cash flows for the year ended March 31, 2012, the period from May 1, 2010 to March 31, 2011, the period from April 1 to April 30, 2010 (Predecessor) and the year ended March 31, 2010 (Predecessor). The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Thermon Holding Corp.

Condensed Balance Sheet

	March 31, 2012 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$—	$—	$5,815	$15,653	$—	$21,468
Accounts receivable, net	—	—	28,466	38,431	(16,860)	50,037
Inventories, net	—	—	20,225	19,949	(1,721)	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,458	538	—	1,996
Income taxes receivable	—	—	5,193	—	—	5,193
Prepaid expenses and other current assets	—	—	932	5,398	523	6,853
Deferred Income taxes	—	—	2,758	906	—	3,664
Total current assets	—	—	64,847	80,875	(18,058)	127,664
Property, plant and equipment, net	—	—	21,870	5,791	—	27,661
Goodwill	—	—	47,391	70,616	—	118,007
Intangible assets, net	1,078	—	72,019	71,704	—	144,801
Debt Issuance costs, net	—	7,446	—	—	—	7,446
Intercompany loans			160	—	(160)	—
Investment in subsidiaries	127,622	252,209	118,455	—	(498,286)	—
	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$8,615	$18,768	$(11,655)	$15,728
Accrued liabilities	—	6,136	8,577	11,779	(4,050)	22,442
Current portion of long term debt	—	21,000	—	—	—	21,000

Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	2,098	348	—	2,446
Income taxes payable	—	—	114	1,260	—	1,374
Obligations in settlement of the CHS Transactions	—	—	3,528	—	—	3,528
Intercompany payables	(70,732)	110,062	(38,288)	273	(1,315)	—
Total current liabilities	(70,732)	137,198	(15,356)	32,428	(17,020)	66,518
Long-term debt, net of current maturities	—	118,145	—	—	—	118,145
Deferred Income taxes	—	—	29,725	16,274	—	45,999
Other noncurrent liabilities	—	—	1,702	735	—	2,437
Shareholder’s equity	199,432	4,312	308,671	179,549	(499,484)	192,480
	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579

Thermon Holding Corp.

Condensed Balance Sheet

	March 31, 2011 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$—	$—	$41,829	$9,187	$—	$51,016
Accounts receivable, net	—	—	22,613	31,175	(13,775)	40,013
Inventories, net	—	—	14,426	18,461	(1,769)	31,118
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,816	247	—	2,063
Income taxes receivable	—	—	2,001	461	—	2,462
Prepaid expenses and other current assets	620	—	1,065	5,402	546	7,633
Deferred Income taxes	—	—	966	525	—	1,491
Total current assets	620	—	84,716	65,458	(14,998)	135,796
Property, plant and equipment, net	—	—	15,257	6,429	—	21,686
Goodwill	—	—	47,391	73,359	—	120,750
Intangible assets, net	1,332	—	77,860	79,864	—	159,056
Debt Issuance costs, net	—	11,573	—	—	—	11,573
Other noncurrent assets	—	—	633	—	—	633
Intercompany loans			130	—	(130)	—
Investment in subsidiaries	105,738	226,904	100,848	—	(433,490)	—
	$107,690	$238,477	$326,835	$225,110	$(448,618)	$449,494
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$10,713	$19,308	$(11,448)	$18,573
Accrued liabilities	—	9,023	7,554	13,500	(1,105)	28,972
Current portion of long term debt	—	21,000	—	—	—	21,000
Borrowing under revolving lines of credits	—	—	—	2,063	—	2,063

Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	1,119	(9)	—	1,110
Income taxes payable	—	—	3,139	3,507	—	6,646
Obligations in settlement of the CHS Transactions	—	—	4,213	—	—	4,213
Intercompany payables	(18,592)	10,167	9,580	197	(1,352)	—
Total current liabilities	(18,592)	40,190	36,318	38,566	(13,905)	82,577
Long-term debt, net of current maturities	—	189,000	—	—	—	189,000
Deferred Income taxes	—	—	31,134	18,675	—	49,809
Other noncurrent liabilities	—	—	1,298	528	—	1,826
Shareholder’s equity	126,282	9,287	258,085	167,341	(434,713)	126,282
	$107,690	$238,477	$326,835	$225,110	$(448,618)	$449,494

Thermon Holding Corp.

Condensed Statement of Operations

	For the Year Ended March 31, 2012 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$151,457	$184,727	$(65,669)	$270,515
Cost of sales	—	—	99,670	104,447	(65,717)	138,400
Gross profit	—	—	51,787	80,280	48	132,115
Operating expenses:
Marketing, general and administrative and engineering	7,135	7,357	29,992	31,796	—	76,280
Amortization of other intangible assets	255	—	5,842	5,282	—	11,379
Income (loss) from operations	(7,390)	(7,357)	15,953	43,202	48	44,456
Other income/(expenses):
Equity in earnings of subsidiaries	21,884	25,305	17,607	—	(64,796)	—
Interest income	—	—	33	89	—	122
Interest expense	—	(19,097)	(133)	(354)	—	(19,584)
Loss on retirement of debt	—	(3,825)	—	—	—	(3,825)
Miscellaneous income/(expense)	—	—	7,354	(9,025)	—	(1,671)
Income (loss) before provision for income taxes	14,494	(4,974)	40,814	33,912	(64,748)	19,498
Income tax expense benefit (expense)	(2,464)	1,890	(15,509)	(9,198)	17,813	(7,468)
Net income (loss)	$12,030	$(3,084)	$25,305	$24,714	$(46,935)	$12,030

Thermon Holding Corp.

Condensed Statement of Operations

	For the Period From May 1, 2010 To March 31, 2011 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$114,775	$161,378	$(50,408)	$225,745
Cost of sales	—	—	78,480	101,395	(50,248)	129,627
Gross profit	—	—	36,295	59,983	(160)	96,118
Operating expenses:
Marketing, general and administrative and engineering	2,366	—	25,180	26,616	—	54,162
Amortization of other intangible assets	297	—	8,182	9,551	—	18,030
Income (loss) from operations	(2,663)	—	2,933	23,816	(160)	23,926
Other income/(expenses):
Equity in earnings of subsidiaries	(5,176)	14,487	9,609	—	(18,920)	—
Interest income	—	—	5	37	—	42
Interest expense	—	(22,372)	(229)	(170)	—	(22,771)
Miscellaneous income/(expense)	(6,101)	(1,091)	4,625	(7,410)	—	(9,977)
Income (loss) before provision for income taxes	(13,940)	(8,976)	16,943	16,273	(19,080)	(8,780)
Income tax benefit (expense)	(1,000)	—	(396)	(4,830)	66	(6,160)
Net income (loss)	$(14,940)	$(8,976)	$16,547	$11,443	$(19,014)	$(14,940)

Thermon Holding Corp.

Condensed Statement of Operations

	For the Period From April 1, 2010 To April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$—	$8,621	$8,342	$(3,900)	$13,063
Cost of sales	—	—	—	5,223	5,027	(3,803)	6,447
Gross profit	—	—	—	3,398	3,315	(97)	6,616
Operating expenses:
Marketing, general and administrative and engineering	—	—	—	2,304	1,959	—	4,263
Amortization of other intangible assets	—	—	—	38	177	—	215
Income (loss) from operations	—	—	—	1,056	1,179	(97)	2,138
Other income/(expenses):
Equity in earnings of subsidiaries	(267)	7,689	11,780	(307)	—	(18,895)	—
Interest income	—	—	—	1	6	—	7
Interest expense	—	(1,245)	—	(3,404)	(1,580)	—	(6,229)
Miscellaneous income/(expense)	—	(6,711)	(3,080)	(2,076)	(1,750)	—	(13,617)
	(267)	(267)	8,700	(5,786)	(3,324)	(18,895)	(19,839)
Income (loss) before provision for income taxes	(267)	(267)	8,700	(4,730)	(2,145)	(18,992)	(17,701)
Income tax benefit (expense)	—	—	—	17,063	341	30	17,434
Net income (loss)	$(267)	$(267)	$8,700	$12,333	$(1,804)	$(18,962)	$(267)

Thermon Holding Corp.

Condensed Statement of Operations—(continued)

	For the Year Ended March 31, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$—	$101,712	$131,256	$(40,255)	$192,713
Cost of sales	—	—	—	65,554	76,462	(40,615)	101,401
Gross profit	—	—	—	36,158	54,794	360	91,312
Operating expenses:
Marketing, general and administrative and engineering	—	—	—	22,069	25,274	—	47,343
Amortization of other intangible assets	—	—	—	454	1,972	—	2,426
Income (loss) from operations	—	—	—	13,635	27,548	360	41,543
Other income/(expenses):
Equity in earnings of subsidiaries	18,940	18,940	12,271	11,274	—	(61,425)	—
Interest income	—	4,016	4,016	41	(16)	(8,051)	6
Interest expense	—	(4,016)	(4,016)	(4,016)	(3,341)	8,032	(7,357)
Miscellaneous income/(expense)	—	—	—	4,397	(5,683)	—	(1,286)
Income (loss) before provision for income taxes	18,940	18,940	12,271	25,331	18,508	(61,084)	32,906
Income tax benefit (expense)	—	—	—	(8,309)	(5,547)	(110)	(13,966)
Net income (loss)	$18,940	$18,940	$12,271	$17,022	$12,961	$(61,194)	$18,940

Thermon Holding Corp.

Condensed Statement of Cash Flows

	For the Year Ended March 31, 2012 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$—	$(25,215)	$14,408	$15,210	$890	$5,293
Investing activities
Purchases of P.P.&E.	—	—	(8,560)	(323)	—	(8,883)
Cash paid for Thermon	—	—	(685)	—	—	(685)
Net cash provided by (used in) investing activities	—	—	(9,245)	(323)	—	(9,568)
Financing activities
Payments on senior secured notes	—	(70,855)	—	—	—	(70,855)
Premium paid on notes	—	(3,825)	—	—	—	(3,825)
Payments on revolving lines of credit and long-term debt	—	—	—	(2,063)	—	(2,063)
Payments of intercompany dividends			5,389	(5,389)		––
Capital contributions	52,141	—	—	—	—	52,141
Change in affiliate debt	(52,141)	99,895	(46,565)	(245)	(944)	—
Net cash provided by (used in) financing activities	—	25,215	(41,176)	(7,697)	(944)	(24,602)
Effect of exchange rates on cash and cash equivalents	—	—	—	(725)	54	(671)

Change in cash and cash equivalents	—	—	(36,013)	6,465	—	(29,548)
Cash at beginning of period	—	—	41,829	9,187	—	51,016
Cash at End of period	$—	$—	$5,816	$15,652	$—	$21,468

Thermon Holding Corp.

Condensed Statement of Cash Flows

	For the Period May 1, 2010 To March 31, 2011 (Successor)
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$(7,527)	$(10,491)	$21,426	$35,424	$130	$38,962
Investing activities
Purchases of P.P.&E.		—	(1,364)	(338)	—	(1,702)
Other investing transaction	(503)	—	10	—	—	(493)
Cash paid for Thermon	(121,882)	(199,018)	3,715	2,775	—	(314,410)
Net cash provided by (used in) investing activities	(122,385)	(199,018)	2,361	2,437	—	(316,605)
Financing activities
Proceeds from senior secured notes	—	210,000	—	—	—	210,000
Proceeds from revolving line of credit	—	—	—	6,662	—	6,662
Payments on revolving lines of credit and long-term debt	—	—	—	(4,599)	—	(4,599)
Capital contributions	129,252	—	—	—	—	129,252
Debt issuance costs	—	(15,249)	—	—	—	(15,249)
Payment of intercompany dividends	—	—	33,339	(33,339)	—	—
Change in affiliate debt	660	14,758	(15,297)	9	(130)	—
Net cash provided by (used in) financing activities	129,912	209,509	18,042	(31,267)	(130)	326,066
Effect of exchange rates on cash and cash equivalents	—	—	—	2,593	—	2,593

Change in cash and cash equivalents	—	—	41,829	9,187	—	51,016
Cash at beginning of period	—	—	—	—	—	—
Cash at End of period	$—	$—	$41,829	$9,187	$—	$51,016

Thermon Holding Corp.

Condensed Statement of Cash Flows

	For the Period From April 1 To April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by (used in) operations	$—	$(55)	$—	$(1,118)	$(1,892)	$(3,337)	$(6,402)
Investing activities
Purchases of P.P.&E.	—	—	—	(15)	(82)	—	(97)
Other investing transactions	—	(1,399)	—	—	2		(1,397)
Net cash provided by (used in) investing activities	—	(1,399)	—	(15)	(80)	—	(1,494)
Financing activities
Payments on debt	—	(4,857)	—	—	(14,528)		(19,385)
Payment of Intercompany dividends	—	—	—	—	(2,543)	2,543	—
Change in affiliate debt	—	6,311	—	(3,482)	(3,623)	794	—
Net cash provided by (used in) financing activities	—	1,454	—	(3,482)	(20,694)	3,337	(19,385)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	(14)	—	(14)
Change in cash and cash equivalents	—	—	—	(4,615)	(22,680)	—	(27,295)
Cash at beginning of period	—	—	—	4,692	25,455	—	30,147
Cash at End of period	$—	$—	$—	$77	$2,775	$—	$2,852

Thermon Holding Corp.

Condensed Statement of Cash Flows

	Year Ended March 31, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Net cash provided by operations	$8,600	$8,600	$8,600	$8,848	$19,162	$(29,129)	$24,681
Investing activities
Proceeds from sales of P.P.& E.	—	—	—	2	—	—	2
Purchases of P.P.& E.	—	—	—	(1,200)	(387)	—	(1,587)
Other investing transactions	—	—	—	—	—	—	—
Net cash (used) in investing activities	—	—	—	(1,198)	(387)	—	(1,585)
Financing activities
Payments on debt	—	—	—	—	—	—	—
Payment of dividends to members	(8,600)	—	—	—	—	—	(8,600)
Payment of intercompany dividends	—	(8,600)	(8,600)	(8,600)	(2,856)	28,656	—
Change in affiliate debt	—	—	—	(270)	(203)	473	—
Net cash (used) in financing activities	(8,600)	(8,600)	(8,600)	(8,870)	(3,059)	29,129	(8,600)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	2,249	—	2,249
Change in cash and cash equivalents	—	—	—	(1,220)	17,965	—	16,745
Cash at beginning of period	—	—	—	5,912	7,490	—	13,402
Cash at end of period	$—	$—	$	$4,692	$25,455	$—	$30,147

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

Management’s Annual Report on Internal Control Over Financial Reporting

TGH’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the TGH; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of TGH are being made only in accordance with authorizations of management and directors of TGH; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TGH’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of TGH’s internal control over financial reporting as of March 31, 2012, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2012, our internal control over financial reporting is effective.

This annual report does not include an attestation report of TGH’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There have been no changes in TGH’s internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, TGH’s internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

THC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the THC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of THC are being made only in accordance with authorizations of management and directors of THC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of THC’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of THC’s internal control over financial reporting as of March 31, 2012, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2012, our internal control over financial reporting is effective.

This annual report does not include an attestation report of THC’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There have been no changes in THC’s internal control over financial reporting that occurred during the most recently completed quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, THC’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding to our directors and executive officers is incorporated herein by reference to the “Directors, Executive Officers and Corporate Governance” section of TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled “Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors” and “Audit Committee Report” in TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which we refer to as our code of conduct, which applies all of our employees, officers and directors. Our code of conduct is available on our Investor Relations website located at http://ir.thermon.com. Stockholders can also obtain a free copy of our code of conduct by writing to the Director of Investor Relations, Thermon Group Holdings, Inc., 100 Thermon Drive, San Marcos, Texas 78666.  We will post any amendments to our code of conduct, and any waivers that are required to be disclosed pursuant to SEC or NYSE rules, on our Investor Relations website.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the “Compensation Discussion and Analysis” section of TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the “Compensation Committee Report” in TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any filing by TGH under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that it is specifically incorporated by reference by TGH.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading “Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation” section of TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2012 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2012.  Specifically, the table provides information regarding our 2010 Equity Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	117,600	$12.00	2,759,605
Equity plans not approved by security holders(3)	2,062,025	$5.38	—
Total	2,179,625	$5.74	2,759,605

(1)                                 Excludes securities reflected in the column entitled “Number of securities to be issued upon exercise of outstanding options.”

(2)                                 On April 8, 2011, the board of directors and stockholders of TGH approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”).  The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)                                 Consists of the 2010 Equity Plan, which was approved by TGH’s board of directors on July 28, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the “Certain Relationships and Related Party Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” sections, respectively, of TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the “Audit and Non-Audit Fees” section of TGH’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.              Financial Statements:  Included herein at pages 45 through 114

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

THERMON GROUP HOLDINGS, INC. (registrant)

Date: June 8, 2012	By:	/s/ Rodney Bingham
Rodney Bingham
President and Chief Executive Officer

THERMON HOLDING CORP. (registrant)

Date: June 8, 2012	By:	/s/ Rodney Bingham
Rodney Bingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Rodney Bingham	President and Chief Executive Officer	June 8, 2012
Rodney Bingham	(Principal Executive Officer); Director

/s/ Jay Peterson	Chief Financial Officer, Senior Vice President, Finance and Secretary	June 8, 2012
Jay Peterson	(Principal Financial and Accounting Officer)

/s/ Charles A. Sorrentino	Chairman of the Board	June 8, 2012
Charles A. Sorrentino

/s/ Marcus J. George	Director	June 8, 2012
Marcus J. George

/s/ Richard E. Goodrich	Director	June 8, 2012
Richard E. Goodrich

/s/ Michael W. Press	Director	June 8, 2012
Michael W. Press

/s/ Stephen A. Snider	Director	June 8, 2012
Stephen A. Snider

EXHIBIT INDEX

Exhibit Numbers	Description
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

Exhibit Numbers	Description
10.3

Second Amendment to Credit Agreement, dated as of April 12, 2011, among Thermon Industries, Inc., Thermon Canada Inc., the other parties thereto that are designated as a “credit party” therein, General Electric Capital Corporation, as US agent and a lender, GE Canada Holding Financing Company, as Canadian agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)

10.4

First Lien Guaranty and Security Agreement, dated as of April 30, 2010, among Thermon Industries, Inc., the other U.S. Credit Parties named therein and General Electric Capital Corporation, as U.S. agent (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on September 29, 2010)

10.5

Second Lien Security Agreement, dated as of April 30, 2010, among Thermon Industries, Inc. (as successor by merger to Thermon Finance, Inc.), the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on September 29, 2010)

10.6

Intercreditor Agreement, dated as of April 30, 2010, between General Electric Capital Corporation, as the first lien agent, and The Bank of New York Mellon Trust Company, N.A., as the second lien agent, and acknowledged by Thermon Industries, Inc. (as successor by merger to Thermon Finance, Inc.) and the guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.7

Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc., and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.8

Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

10.9

Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.10

Management Services Agreement, dated as of April 30, 2010, among Thermon Industries, Inc., CHS Management V LP, Thompson Street Capital Manager LLC, Crown Investment Series LLC—Series 4, Star Investment Series LLC—Series 1 (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.11

Closing Fee Agreement, dated as of April 30, 2010, between Thermon Group, Inc. and CHS Management V LP (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on September 29, 2010)

10.12

Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)*

10.13

Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)*

10.14

Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)*

10.15

Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on April 8, 2011 (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.16

Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.17

Form of Non-Employee Director Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to Thermon Group Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011)*

10.18

Amended and Restated Employment Agreement, effective as of April 1, 2011, between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

Exhibit Numbers	Description
10.19

Amended and Restated Employment Agreement, effective as of April 1, 2011, between George P. Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.20

Amended and Restated Employment Agreement, effective as of April 1, 2011, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.21

Amended and Restated Employment Agreement, effective as of August 1, 2011, between Johannes (René~~)~~ van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Thermon Group Holdings, Inc. and Thermon Holding Corp. filed August 5, 2011)*

10.22

Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on February 2, 2011)*

10.23

Co-Investor Letter Agreement dated April 30, 2010 among CHS Private Equity V LP, Thompson Street Capital Partners II, L.P., Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on February 2, 2011)*

10.24

Form of Transaction Bonus Agreement between Thermon Holdings, LLC. and certain officers and employees of Thermon Holdings, LLC and its subsidiaries (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on February 2, 2011)*

10.25

Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)*

10.26

Form of Termination Agreement among Thermon Industries, Inc., CHS Management V LP, Thompson Street Capital Manager LLC, Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 relating to Management Services Agreement dated April 30, 2010 (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 1, 2011)

10.27

Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed on April 13, 2011)*

10.28	Form of Employee Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan*
12.1	Statement regarding computation of ratio of earnings to fixed charges for Thermon Group Holdings, Inc.
12.2	Statement regarding computation of ratio of earnings to fixed charges for Thermon Holding Corp.
21.1	Subsidiaries of Thermon Group Holdings, Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of MNP LLP
23.3	Consent of Bell Partners
23.4	Consent of Shanghai JiaLiang CPAs
23.5	Consent of Alvarez & Marsal Private Equity Performance Improvement Group, LLC
31.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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