Form 10-Q
period 2012-06-30
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2012-08-13
CIK 1489096, 1497822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, each registrant had the following number of shares of common stock outstanding:

Thermon Group Holdings, Inc.:  30,656,470 shares, par value $0.001 per share

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share.  Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

Thermon Holding Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXPLANATORY NOTE

This quarterly report (“this quarterly report”) combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2012 of Thermon Group Holdings, Inc. and Thermon Holding Corp.

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

THC owns 100% of the outstanding shares of common stock of Thermon Industries, Inc. (“TII”), which in connection with the CHS Transactions in April 2010,  issued $210,000,000 aggregate principal amount of 9.500% Senior Secured Notes due 2017, which have been registered with the Securities and Exchange Commission (or “SEC”) under the Securities Act of 1933, as amended (or the “Securities Act”), and which we refer to as our senior secured notes.  THC and the domestic subsidiaries of TII are guarantors of our senior secured notes.

We believe combining the Quarterly Reports on Form 10-Q of TGH and THC into this single report provides the following benefits:

•                       it enhances investors’ understanding of TGH and THC by enabling investors to view  our business as a whole in the same manner that management views and operates the business;

•                       it eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both TGH and THC; and

•                       it creates time and cost efficiencies for both companies through the preparation of one combined report instead of two separate reports.

In order to highlight the differences between TGH and THC, there are sections in this quarterly report that separately discuss TGH and THC, including separate financial statements and notes thereto and separate Exhibit 31 and Exhibit 32 certifications.  In the sections that combine disclosure for TGH and THC (i.e., where the disclosure refers to the consolidated company) references  to our actions or holdings relate to the actions or holdings of TGH and THC and their respective subsidiaries, as one consolidated company, unless otherwise indicated therein.

THERMON GROUP HOLDINGS, INC. and THERMON HOLDING CORP. (Combined)

QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements of Thermon Group Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands, except share and per share data)

	June 30, 2012 (Unaudited)	March 31, 2012

Assets
Current assets:
Cash and cash equivalents	$13,630	$21,468
Accounts receivable, net of allowance for doubtful accounts of $878 and $1,434 as of June 30, 2012 and March 31, 2012, respectively	53,770	50,037
Inventories, net	36,300	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	1,437	1,996
Income taxes receivable	6,416	5,193
Prepaid expenses and other current assets	6,988	6,853
Deferred income taxes	3,459	3,664
Total current assets	122,000	127,664

Property, plant and equipment, net	28,030	27,661
Goodwill	115,592	118,007
Intangible assets, net	139,573	144,801
Debt issuance costs, net	6,265	7,446
	$411,460	$425,579

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,034	$15,728
Accrued liabilities	15,278	22,442
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	12,769	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,952	2,446
Income taxes payable	3,193	1,374
Obligations due to settle the CHS Transaction	3,397	3,528
Total current liabilities	51,623	66,518
Long-term debt, net of current maturities	118,145	118,145
Deferred income taxes	42,421	45,999
Other noncurrent liabilities	2,425	2,437

Common stock: $.001 par value; 150,000,000 authorized; 30,572,260 and 30,208,084 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	30	30
Preferred stock: $.001 par value;10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	195,212	191,998
Accumulated other comprehensive (loss) income	(2,086)	3,362
Retained earnings (accumulated deficit)	3,690	(2,910)
Shareholders’ equity	196,846	192,480
	$411,460	$425,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Sales	$67,213	$64,618
Cost of sales	33,874	32,629
Gross profit	33,339	31,989
Operating expenses:
Marketing, general and administrative and engineering	16,015	29,616
Amortization of other intangible assets	2,794	2,885
Income (loss) from operations	14,530	(512)
Other income/(expenses):
Interest income	27	91
Interest expense	(4,367)	(6,790)
Loss on retirement of senior secured notes	—	(630)
Miscellaneous expense	44	(14)
Income (loss) before provision for income taxes	10,234	(7,855)
Income tax expense (benefit)	3,634	(2,889)
Net income (loss)	$6,600	$(4,966)
Comprehensive income (loss):
Net income (loss)	$6,600	$(4,966)
Foreign currency translation adjustment	(5,448)	1,395
Comprehensive income (loss)	$1,152	$(3,571)
Income (loss) per common share:
Basic	$0.22	$(0.18)
Diluted	$0.21	$(0.18)
Weighted-average shares used in computing net income (loss) per common share:
Basic	30,341,021	27,738,534
Diluted	31,410,145	27,738,534

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Operating activities
Net income (loss)	$6,600	$(4,966)
Adjustment to reconcile net income (loss) to net cash (used in), provided by operating activities:
Depreciation and amortization	3,417	3,946
Amortization of debt costs	1,180	2,315
Stock compensation expense	58	6,341
Benefit for deferred income taxes	76	753
Changes in operating assets and liabilities:
Accounts receivable	(4,842)	(5,470)
Inventories	902	(2,927)
Costs and estimated earnings in excess of billings on uncompleted contracts	103	(366)
Other current and noncurrent assets	(106)	2,329
Accounts payable	(541)	1,948
Accrued liabilities and noncurrent liabilities	(7,040)	(10,605)
Income taxes payable	1,793	(13,676)
Net cash (used in) provided by operating activities	1,600	(20,378)

Investing activities
Purchases of property, plant and equipment	(1,268)	(2,379)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(131)	(372)
Net cash used in investing activities	(1,399)	(2,751)

Financing activities
Payments on senior secured notes	(21,000)	(42,000)
Net proceeds (payments) from revolving line of credit	12,769	(2,063)
Capital contributions	—	48,669
Premium paid on retirement of senior secured notes	(630)	(1,260)
Proceeds from employee stock options	1,912	—
Net cash provided by (used in) financing activities	(6,949)	3,346

Effect of exchange rate changes on cash and cash equivalents	(1,090)	121

Change in cash and cash equivalents	(7,838)	(19,662)
Cash and cash equivalents at beginning of period	21,468	51,266
Cash and cash equivalents at end of period	$13,630	$31,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC  (“CHS”) and two other private equity firms (together with CHS, our “private equity sponsors”) acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by our private equity sponsors and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. (“TGH”) and its direct and indirect subsidiaries are referred to collectively as “we”, “our”, the “Company” or “Successor” herein.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2012. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2012 and March 31, 2012, and the results of our operations for the three months ended June 30, 2012 and 2011.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements.  The operating results for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2013.

Recent Accounting Pronouncements

In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASC 820 became effective for us this quarter, and is being applied prospectively. In conjunction with adopting ASC 820, we disclosed the fair value of investments and the inputs used to estimate that fair value.

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  We have adopted ASC 220 effective April 1, 2012 and in conjunction with adopting ASC 220, we chose to present the components of comprehensive income within a single statement of other comprehensive income or loss. ASC 220 affects presentation and disclosure only and therefore adoption did not affect our results as reported in our consolidated financial statements.

2. Fair Value Measurements

Fair Value. We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements.

Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The uses of inputs in the valuation process are categorized into a three-level fair value hierarchy.

•                                          Level 1 — uses quoted prices in active markets for identical assets or liabilities we have the ability to access.

•                                          Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•                                          Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At June 30, 2012 and March 31, 2012, no assets or liabilities were valued using Level 3 criteria.

Information about our long-term debt that is not measured at fair value follows:

	June 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,145	$130,107	$139,145	$153,755	Level 2 - Market Approach

Our senior secured notes trade on over the counter markets.  As the quoted price is only available through a dealer, the Company concluded the market is not active enough to be classified as a Level 1 valuation.  However, the pricing is indirectly observable through dealers and has been classified as Level 2.  Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

3. Earnings and Net Income (Loss) per Common Share

Basic earnings per share (EPS) and net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options, is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended June 30, 2012 and 2011, respectively, are as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2012	2011

Basic net income (loss) per common share
Net income (loss)	$6,600	$(4,966)
Weighted-average common shares outstanding	30,341,021	27,738,534
Basic net income (loss) per common share	$0.22	$(0.18)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2012	2011

Diluted net income (loss) per common share
Net income (loss)	$6,600	$(4,966)
Weighted-average common shares outstanding	30,341,021	27,738,534
Common share equivalents:
Stock options issued	1,069,124	—
Weighted average shares outstanding – dilutive (1)	31,410,145	27,738,534
Basic net income (loss) per common share	$0.21	$(0.18)

(1)         For the three months ended June 30, 2011 the Company was in a net loss position, therefore 1,288,173 common stock equivalents were not included in the calculation of diluted loss per common share since they would have had a dilutive effect.

4. Inventories

Inventories consisted of the following:

	June 30,	March 31,
	2012	2012
Raw materials	$13,573	$11,721
Work in process	1,710	1,402
Finished goods	22,201	26,424
	37,484	39,547
Valuation reserves	(1,184)	(1,094)
Inventories, net	$36,300	$38,453

5. Goodwill

The carrying amount of goodwill as of June 30, 2012 is as follows:

Amount
Balance as of March 31, 2012	$118,007
Foreign currency translation impact	(2,415)
Balance as of June 30, 2012	$115,592

The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2013. At June 30, 2012, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

6. Accrued Liabilities

Accrued current liabilities consisted of the following:

	June 30, 2012	March 31, 2012

Accrued employee compensation and related expenses	$6,618	$10,970
Interest	2,009	6,162
Customer prepayment	2,253	1,518
Warranty reserve	720	857
Professional fees	1,058	1,346
Sales tax payable	1,057	183
Compliance costs	55	55
Other	1,508	1,351
Total accrued current liabilities	$15,278	$22,442

7. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,105 in the three months ended June 30, 2011.  The termination fee is included as part of Marketing, general and administrative and engineering expense.

Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction” which totaled $3,397 and $3,528 at June 30, 2012 and March 31, 2012, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three months ended June 30, 2012 and 2011, we paid $131 and $372, respectively, to the Predecessor owners for cash amounts that were released during the respective three month periods.  At June 30, 2012, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

8. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,983 USD at June 30, 2012). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at June 30, 2012 or March 31, 2012.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,421USD at June 30, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at June 30, 2012 or March 31, 2012.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $327 USD at June 30, 2012). The facility is collateralized by real estate. No loans were outstanding under the facility at June 30, 2012 or March 31, 2012.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $566 USD at June 30, 2012).  The facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 9, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at June 30, 2012 or March 31, 2012.

Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were $12,769 and $0 of outstanding borrowings at June 30, 2012, and March 31, 2012, respectively.  Although borrowings under the facility do not mature until 2015, management intends to repay all borrowings under the facility within 90 days of incurrence.

9. Long-Term Debt

Long- term debt consisted of the following:

	June 30, 2012	March 31, 2012

9.500% Senior Secured Notes, due May 2017	$118,145	$139,145
	118,145	139,145
Less current portion	—	(21,000)
	$118,145	$118,145

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of June 30, 2012, we had $26,700 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At June 30, 2012, we had $12.8 million of outstanding borrowings under the revolving credit facility with an interest rate of 5%.

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

Senior secured notes.  As of June 30, 2012, we had $118.1 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $11.2 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May 1 and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

During the three months ended June 30, 2012 and 2011, the Company made partial redemptions of the senior secured notes in the amount of $21,000 and $42,000, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $630 and $1,260 for the three months ended June 30, 2012 and 2011, respectively. As a result of these partial redemptions, we accelerated the amortization of deferred debt cost of $871 and $1,871 for the three months ended June 30, 2012 and 2011, respectively.  These expenses were included in interest expense for the periods reported.

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

Foreign Currency Transaction Risk

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2012 and March 31, 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $10,697 and $14,429, respectively.

Net foreign exchange transaction gains or losses included in the accompanying condensed consolidated statements of operations were a gain of $52 and a loss of $92 in the three months ended June 30, 2012 and 2011, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated a gain of $28 at June 30, 2012 and a loss of $188 at March 31, 2012.

10. Commitments and Contingencies

At June 30, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $10,340.  Of this amount, $2,218 is secured by cash deposits at the Company’s financial institutions.  The remaining $8,122 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at June 30, 2012 and March 31, 2012, was approximately $2,218 and $2,398, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

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

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $186 in estimated settlement of the remaining matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At June 30, 2012, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

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

11. Stock-Based Compensation Expense

Since the completion of the CHS Transactions on April 30, 2010, the board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (“2010 Plan”) was approved on July 28, 2010.  The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis).  On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractors compensation in the form of stock options or restricted stock awards.

At June 30, 2012, there were 1,815,499 options outstanding.  Stock compensation expense was $58 and $6,341 during the three months ended June 30, 2012 and 2011, respectively.  At the date of the IPO on May 5, 2011, we recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the 2010 Plan.

The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended June 30, 2012, we did not make any changes in accounting principles or methods of estimates relating to stock-based compensation expense.

12. Income Taxes

Our anticipated annual effective tax rate before discrete events of approximately 35.2% has been applied to our consolidated pre-tax income for the three month period ended June 30, 2012. Our anticipated annual effective tax rate after discrete events of approximately 35.5% differs from the tax rate before the discrete event due to the additional accrued interest and penalties recorded on uncertain tax positions (discussed below). Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible meals and entertainment and compensation expenses.  For the three months ended June 30, 2011, the Company’s provision for income taxes reflects an effective benefit rate before discrete events of approximately 35.2% and an after discrete event benefit rate of 36.8%. The effective tax rate was higher than the U.S. statutory rate due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses. For the three month periods ended June 30, 2012 and 2011, the Company recorded tax expense (benefit) of $3,634 and $(2,889) on pre-tax income (loss) of $10,234 and $(7,855), respectively.

As of June 30, 2012, we have established a long-term liability for uncertain tax positions in the amount of $1,307 and have recognized no material adjustments to the liability recorded as of March 31, 2012.  All of our unrecognized tax benefits at June 30, 2012 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $33 for the three months ending June 30, 2012, resulting in a cumulative total accrual of $235.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s U.S. federal income tax returns are under exam for the Predecessor’s tax years ending April 30, 2010 and March 31, 2010, and as of June 30, 2012 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 10, “Commitments and Contingencies”.

13. Geographic Information

We have defined our operating segment based on geographic regions. These regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of comprehensive income (loss).

During the three months ended June 30, 2012, the Company changed its basis for reporting operating segments. Previously, the operating segments were categorized between the Eastern and Western Hemispheres. Management has changed its basis for reporting such that the four geographic regions of the United States, Canada, Europe and Asia are now analyzed separately. Each of these regions were reported previously within the hemispheres presentation, therefore there is no material difference with this change in presentation of geographic information.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2012	2011

Sales by geographic area:
United States	$20,175	$21,832
Canada	21,345	20,836
Europe	17,236	16,513
Asia	8,457	5,437
	$67,213	$64,618

Operating income (loss)
United States	$4,793	$(3,001)
Canada	6,249	6,333
Europe	2,183	3,235
Asia	1,427	1,026
Unallocated:
Management fees	—	(8,105)
Other	(122)	—
	$14,530	$(512)

PART I — FINANCIAL INFORMATION

Item 1(continued) — Financial Statements of Thermon Holding Corp.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2012 (Unaudited)	March 31, 2012

Assets
Current assets:
Cash and cash equivalents	$13,630	$21,468
Accounts receivable, net of allowance for doubtful accounts of $878 and $1,434 as of June 30, 2012 and March 31, 2012, respectively	53,770	50,037
Inventories, net	36,300	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	1,437	1,996
Income taxes receivable	6,416	5,193
Prepaid expenses and other current assets	6,988	6,853
Deferred income taxes	3,459	3,664
Total current assets	122,000	127,664

Property, plant and equipment, net	28,030	27,661
Goodwill	115,592	118,007
Intangible assets, net	139,573	144,801
Debt issuance costs, net	6,265	7,446
	$411,460	$425,579

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,034	15,728
Accrued liabilities	15,278	22,442
Current portion of long term debt	—	21,000
Borrowings under revolving lines of credit	12,769	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,952	2,446
Income taxes payable	3,193	1,374
Obligations due to settle the CHS Transaction	3,397	3,528
Total current liabilities	51,623	66,518
Long-term debt, net of current maturities	118,145	118,145
Deferred income taxes	42,421	45,999
Other noncurrent liabilities	2,425	2,437

Additional paid in capital	195,242	192,028
Accumulated other comprehensive (loss) income	(2,086)	3,362
Retained earnings (accumulated deficit)	3,690	(2,910)
Shareholders’ equity	196,846	192,480
	$411,460	$425,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Holding Corp.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Sales	$67,213	$64,618
Cost of sales	33,874	32,629
Gross profit	33,339	31,989
Operating expenses:
Marketing, general and administrative and engineering	16,015	29,616
Amortization of other intangible assets	2,794	2,885
Income from operations	14,530	(512)
Other income/(expenses):
Interest income	27	91
Interest expense	(4,367)	(6,790)
Loss on retirement of senior secured notes	—	(630)
Miscellaneous expense	44	(14)
Income (loss) before provision for income taxes	10,234	(7,855)
Income tax expense (benefit)	3,634	(2,889)
Net income (loss)	$6,600	$(4,966)

Comprehensive income (loss):
Net income (loss)	$6,600	$(4,966)
Foreign currency translation adjustment	(5,448)	1,395
Comprehensive income (loss)	$1,152	$(3,571)

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Holding Corp.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Operating activities
Net income (loss)	$6,600	$(4,966)
Adjustment to reconcile net income (loss) to net cash (used in), provided by operating activities:
Depreciation and amortization	3,417	3,946
Amortization of debt costs	1,180	2,315
Stock compensation expense	58	6,341
Benefit for deferred income taxes	76	753
Changes in operating assets and liabilities:
Accounts receivable	(4,842)	(5,470)
Inventories	902	(2,927)
Costs and estimated earnings in excess of billings on uncompleted contracts	103	(366)
Other current and noncurrent assets	(106)	2,329
Accounts payable	(541)	1,948
Accrued liabilities and noncurrent liabilities	(7,040)	(10,605)
Income taxes payable	1,793	(13,676)
Net cash (used in) provided by operating activities	1,600	(20,378)

Investing activities
Purchases of property, plant and equipment	(1,268)	(2,379)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(131)	(372)
Net cash used in investing activities	(1,399)	(2,751)

Financing activities
Payments on senior secured notes	(21,000)	(42,000)
Net proceeds (payments) from revolving line of credit	12,769	(2,063)
Capital contributions	1,912	48,919
Premium paid on retirement of senior secured notes	(630)	(1,260)
Net cash provided by (used in) financing activities	(6,949)	3,596

Effect of exchange rate changes on cash and cash equivalents	(1,090)	121

Change in cash and cash equivalents	(7,838)	(19,412)
Cash and cash equivalents at beginning of period	21,468	51,016
Cash and cash equivalents at end of period	$13,630	$31,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Holding Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands)

1. Basis of Presentation and Accounting Policy Information

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC (“CHS”) and two other private equity firms (together with CHS, our “private equity sponsors”) acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by our private equity sponsors and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. (“TGH”) became the ultimate parent of Thermon Holding Corp. Thermon Holding Corp. (“THC”) and its direct and indirect subsidiaries are referred to collectively as “we”, “our”, the “Company” or “Successor” herein.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2012. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2012 and March 31, 2012, and the results of our operations for the three months ended June 30, 2012 and 2011.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements.  The operating results for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2013.

Recent Accounting Pronouncements

In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).

Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASC 820 became effective for us this quarter, and is being applied prospectively. In conjunction with adopting ASC 820, we disclosed the fair value of investments and the inputs used to estimate that fair value.

In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  We have adopted ASC 220 effective April 1, 2012 and in conjunction with adopting ASC 220, we chose to present the components of comprehensive income within a single statement of other comprehensive income or loss. ASC 220 affects presentation and disclosure only and therefore adoption did not affect our results as reported in our consolidated financial statements.

2. Fair Value Measurements

Fair Value. We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements.

Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The uses of inputs in the valuation process are categorized into a three-level fair value hierarchy.

•                                          Level 1 — uses quoted prices in active markets for identical assets or liabilities we have the ability to access.

•                                          Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•                                          Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At June 30, 2012 and March 31, 2012, no assets or liabilities were valued using Level 3 criteria.

Information about our long-term debt that is not measured at fair value follows:

	June 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,145	$130,107	$139,145	$153,755	Level 2 - Market Approach

Our senior secured notes trade on over the counter markets.  As the quoted price is only available through a dealer, the Company concluded the market is not active enough to be classified as a Level 1 valuation.  However, the pricing is indirectly observable through dealers and has been classified as Level 2.  Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

3. Inventories

Inventories consisted of the following:

	June 30,	March 31,
	2012	2012
Raw materials	$13,573	$11,721
Work in process	1,710	1,402
Finished goods	22,201	26,424
	37,484	39,547
Valuation reserves	(1,184)	(1,094)
Inventories, net	$36,300	$38,453

4. Goodwill

The carrying amount of goodwill as of June 30, 2012 is as follows:

Amount
Balance as of March 31, 2012	$118,007
Foreign currency translation impact	(2,415)
Balance as of June 30, 2012	$115,592

The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2013. At June 30, 2012, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

5. Accrued Liabilities

Accrued current liabilities consisted of the following:

	June 30, 2012	March 31, 2012

Accrued employee compensation and related expenses	$6,618	$10,970
Interest	2,009	6,162
Customer prepayment	2,253	1,518
Warranty reserve	720	857
Professional fees	1,058	1,346
Sales tax payable	1,057	183
Compliance costs	55	55
Other	1,508	1,351
Total accrued current liabilities	$15,278	$22,442

6. Related-Party Transactions

We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,105 in the three months ended June 30, 2011.  The termination fee is included as part of Marketing, general and administrative and engineering expense.

Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction” which totaled $3,397 and $3,528 at June 30, 2012 and March 31, 2012, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three months ended June 30, 2012 and 2011, we paid $131 and $372, respectively, to the Predecessor owners for cash amounts that were released during the respective three month periods.  At June 30, 2012, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

7. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,983 USD at June 30, 2012). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at June 30, 2012 or March 31, 2012.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,421USD at June 30, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at June 30, 2012 or March 31, 2012.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $327 USD at June 30, 2012). The facility is collateralized by real estate. No loans were outstanding at  June 30, 2012 or March 31, 2012.

The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $566 USD at June 30, 2012).  The  facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 8, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at June 30, 2012 or March 31, 2012.

Under the Company’s principal revolving credit facility described below in Note 8, “Long-Term Debt,” there were $12,769 and $0 of outstanding borrowings at June 30, 2012, and March 31, 2012, respectively.  Although borrowings under the facility do not mature until 2015, management intends to repay all borrowings under the facility within 90 days of incurrence.

8. Long-Term Debt

Long- term debt consisted of the following:

	June 30, 2012	March 31, 2012

9.500% Senior Secured Notes, due May 2017	$118,145	$139,145
	118,145	139,145
Less current portion	—	(21,000)
	$118,145	$118,145

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the CHS Transactions and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of June 30, 2012, we had $26,700 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At June 30, 2012, we had $12.8  million of outstanding borrowings under the revolving credit facility with an interest rate of 5%.

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

Senior secured notes.  As of June 30, 2012, we had $118.1 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $11.2 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May 1 and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

During the three months ended June 30, 2012 and 2011, the Company made partial redemptions of the senior secured notes in the amount of $21,000 and $42,000, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $630 and $1,260 for the three months ended June 30, 2012 and 2011, respectively. As a result of these partial redemptions we accelerated deferred debt amortization of $871 and $1,871 for the three months ended June 30, 2012 and 2011, respectively.  These expenses were included in interest expense for the periods reported.

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

Foreign Currency Transaction Risk

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value). The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2012 and March 31, 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $10,697 and $14,429, respectively.

Net foreign exchange transaction losses included in the accompanying condensed consolidated statements of operations were a gain of $52 and a loss of $92 in the three months ended June 30, 2012 and 2011, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated a gain of $28 and a loss of $188 as of June 30, 2012 and March 31, 2012, respectively.

9. Commitments and Contingencies

At June 30, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $10,340.  Of this amount, $2,218 is secured by cash deposits at the Company’s financial institutions.  The remaining $8,122 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at June 30, 2012 and March 31, 2012, was approximately $2,218 and $2,398, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

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

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges or has alleged premises liability. Two cases are currently pending. Insurers are defending us in one of the two lawsuits, and we expect that an insurer will defend us in the remaining matter. Of the concluded suits, there were seven cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $186 in estimated settlement of the remaining matters.

Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At June 30, 2012, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

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

10. Stock-Based Compensation Expense

We record stock-based compensation expense related to stock-based awards that are made by our parent to our employees, directors or non-employee contractors.  Stock compensation expense was $58 and $6,341 during the three months ended June 30, 2012 and 2011, respectively.  At the date of the IPO for Thermon Group Holdings on May 5, 2011, we recorded stock compensation expense of $6,310 which represented all unamortized stock compensation then outstanding.

The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three month period ended June 30, 2012, we did not make any changes in accounting principles or methods of estimates relating to stock based compensation expense.

11. Income Taxes

Our anticipated annual effective tax rate before discrete events of approximately 35.2% has been applied to our consolidated pre-tax income for the three month period ended June 30, 2012. Our anticipated annual effective tax rate after discrete events of approximately 35.5% differs from the before discrete event rate due to the additional accrued interest and penalties recorded on uncertain tax positions (discussed below). Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible meals and entertainment and compensation expenses.  For the three months ended June 30, 2011, the Company’s provision for income taxes reflects an effective benefit rate before discrete event of approximately 35.2% and an after discrete event benefit rate of 36.8%. The effective tax rate was higher than the U.S. statutory rate due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses. For the three month periods ended June 30, 2012 and 2011, the Company recorded tax expense (benefit) of $3,634 and $(2,889) on pre-tax income (loss) of $10,234and $(7,855), respectively.

As of June 30, 2012, we have established a long-term liability for uncertain tax positions in the amount of $1,307 and have recognized no material adjustments to the liability recorded as of March 31, 2012.  All of our unrecognized tax benefits at June 30, 2012 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $33 for the three months ending June 30, 2012, resulting in a cumulative total accrual of $235.

Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s U.S. federal income tax returns are under exam for the Predecessor’s tax years ending April 30, 2010 and March 31, 2010, and as of June 30, 2012 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ending March 31, 2008, 2009 and 2010. See Note 9, “Commitments and Contingencies”.

12. Geographic Information

We have defined our operating segment based on geographic regions. These regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of operations.

During the three months ended June 30, 2012, the Company changed its basis for reporting operating segments. Previously, the operating segments were categorized between the Eastern and Western Hemispheres. Management has changed its reporting such that the four geographic regions of the United States, Canada, Europe and Asia are now analyzed separately. Each of these regions were reported previously within the hemisphere presentation, therefore there is no material difference with this change in presentation of geographic information. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2012	2011

Sales by geographic area:
United States	$20,175	$21,832
Canada	21,345	20,836
Europe	17,236	16,513
Asia	8,457	5,437
	$67,213	$64,618

Operating income (loss)
United States	$4,793	$(3,001)
Canada	6,249	6,333
Europe	2,183	3,235
Asia	1,427	1,026
Unallocated:
Management fees	—	(8,105)
Other	(122)	—
	$14,530	$(512)

13. Guarantor Consolidation

The senior secured notes issued by Thermon Industries, Inc., our wholly-owned subsidiary, are guaranteed by THC and our other existing, wholly-owned domestic subsidiaries: Thermon Manufacturing Company, Thermon Heat Tracing Services, Inc., Thermon Heat Tracing Services-I, Inc. and Thermon Heat Tracing Services-II, Inc. (collectively, the “Guarantors”).  Our foreign subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured notes.

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of June 30, 2012  and March 31, 2012 the condensed consolidated statements of operations for the three months ended June 30, 2012 and June 30, 2011 and the condensed consolidated statements of cash flows for the three months ended June 30, 2012 and June 30, 2011.  The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Thermon Holding Corp.

Condensed Balance Sheet (Unaudited)

	June 30, 2012
	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3,461	$10,169	$—	$13,630
Accounts receivable, net	—	—	11,569	42,172	29	53,770
Inventories, net	—	—	21,159	16,824	(1,683)	36,300
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,437	—	—	1,437
Income taxes receivable	—	—	6,436	(20)	—	6,416
Prepaid expenses and other current assets	—	—	1,022	5,525	441	6,988
Deferred Income taxes	—	—	2,752	707	—	3,459
Total current assets	—	—	47,836	75,377	(1,213)	122,000
Property, plant and equipment, net	—	—	22,580	5,450	—	28,030
Goodwill	—	—	47,392	68,200	—	115,592
Intangible assets, net	1,014	—	70,559	68,000	—	139,573
Debt Issuance costs, net	—	6,265		—	—	6,265
Investment in subsidiaries	255,600	257,155	89,338	—	(602,093)	—
	$256,614	$263,420	$277,705	$217,027	$(603,306)	$411,460
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$8,625	$6,409	$—	$15,034
Accrued liabilities	—	1,871	5,229	8,251	(73)	15,278
Obligations in settlement of the CHS Transactions	—	—	3,397	—	—	3,397
Borrowings under revolving lines of credit	—		—	12,769	—	12,769
Income tax payable	—	—	3,173	20	—	3,193
Billings in excess of costs and estimated	—	—	600	1,352	—	1,952
Intercompany loans	(72,645)	138,302	(80,135)	14,376	102	—
Total current liabilities	(72,645)	140,173	(59,111)	43,177	29	51,623
Long-term debt, net of current maturities	—	118,145	—	—	—	118,145
Deferred Income taxes	—	—	26,842	15,579	—	42,421
Other noncurrent liabilities	—	—	1,725	700	—	2,425
Shareholder’s equity	329,259	5,102	308,249	157,571	(603,335)	196,846
	$256,614	$263,420	$277,705	$217,027	$(603,306)	$411,460

Thermon Holding Corp.

Condensed Balance Sheet

	March 31, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$—	$—	$5,815	$15,653	$—	$21,468
Accounts receivable, net	—	—	28,466	38,431	(16,860)	50,037
Inventories, net	—	—	20,225	19,949	(1,721)	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,458	538	—	1,996
Income taxes receivable	—	—	5,193	—	—	5,193
Prepaid expenses and other current assets	—	—	932	5,398	523	6,853
Deferred Income taxes	—	—	2,758	906	—	3,664
Total current assets	—	—	64,847	80,875	(18,058)	127,664
Property, plant and equipment, net	—	—	21,870	5,791	—	27,661
Goodwill	—	—	47,391	70,616	—	118,007
Intangible assets, net	1,078	—	72,019	71,704	—	144,801
Debt Issuance costs, net	—	7,446	—	—	—	7,446
Intercompany loans	—	—	160	—	(160)	—
Investment in subsidiaries	127,622	252,209	118,455	—	(498,286)	—
	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$8,615	$18,768	$(11,655)	$15,728
Accrued liabilities	—	6,136	8,577	11,779	(4,050)	22,442
Current portion of long term debt	—	21,000	—	—	—	21,000

Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	2,098	348	—	2,446
Income taxes payable	—	—	114	1,260	—	1,374
Obligations in settlement of the CHS Transactions	—	—	3,528	—	—	3,528
Intercompany payables	(70,732)	110,062	(38,288)	273	(1,315)	—
Total current liabilities	(70,732)	137,198	(15,356)	32,428	(17,020)	66,518
Long-term debt, net of current maturities	—	118,145	—	—	—	118,145
Deferred Income taxes	—	—	29,725	16,274	—	45,999
Other noncurrent liabilities	—	—	1,702	735	—	2,437
Shareholder’s equity	199,432	4,312	308,671	179,549	(499,484)	192,480
	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579

Thermon Holding Corp.

Condensed Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$32,945	$48,127	$(13,859)	$67,213
Cost of sales	—	—	20,012	27,741	(13,879)	33,874
Gross profit	—	—	12,933	20,386	20	33,339
Operating expenses:
Marketing, general and administrative and engineering	58	—	6,759	9,198	—	16,015
Amortization of other intangible assets	64	—	1,460	1,270	—	2,794
Income (loss) from operations	(122)	—	4,714	9,918	20	14,530
Other income/(expenses):
Equity in earnings of subsidiaries	6,741	5,758	1,949	—	(14,448)	—
Interest income	—	—		27	—	27
Interest expense	—	(4,155)	(62)	(150)	—	(4,367)
Miscellaneous income/(expense)	—	—	2,189	(2,145)	—	44
Income (loss) before provision for income taxes	6,619	1,603	8,790	7,650	(14,428)	10,234
Income tax expense (benefit)	(43)	(1,454)	3,032	2,017	82	3,634
Net income (loss)	$6,662	$3,057	$5,758	$5,633	$(14,510)	$6,600
Comprehensive income (loss)
Net income (loss)	$6,662	$3,057	$5,758	$5,633	$(14,510)	$6,600
Foreign currency translation adjustment	—	—	—	(5,448)	—	(5,448)
Comprehensive income (loss)	$6,662	$3,057	$5,758	$185	$(14,510)	$1,152

Thermon Holding Corp.

Condensed Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Revenues	$—	$—	$37,874	$44,825	$(18,081)	$64,618
Cost of sales	—	—	24,685	25,351	(17,407)	32,629
Gross profit	—	—	13,189	19,474	(674)	31,989
Operating expenses:
Marketing, general and administrative and engineering	6,457	7,861	7,897	7,401	—	29,616
Amortization of other intangible assets	64	—	1,460	1,361	—	2,885
Income (loss) from operations	(6,521)	(7,861)	3,832	10,712	(674)	(512)
Other income/(expenses):
Equity in earnings of subsidiaries	1,555	13,312	6,054	—	(20,921)	—
Interest income	—	—	20	71	—	91
Interest expense	—	(6,703)	(3)	(84)	—	(6,790)
Loss on retirement of debt	—	(630)	—	—	—	(630)
Miscellaneous income/(expense)	—	—	1,905	(1,919)	—	(14)
Income (loss) before provision for income taxes	(4,966)	(1,882)	11,808	8,780	(21,595)	(7,855)
Income tax expense (benefit)	—	—	(4,935)	2,270	(224)	(2,889)
Net income (loss)	$(4,966)	$(1,882)	$16,743	$6,510	$(21,371)	$(4,966)
Comprehensive income (loss)
Net income (loss)	$(4,966)	$(1,882)	$16,743	$6,510	$(21,371)	$(4,966)
Foreign currency translation adjustment	—	—	—	1,395	—	1,395
Comprehensive income (loss)	$(4,966)	$(1,882)	$16,743	$7,905	$(21,371)	$(3,571)

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended June 30, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$—	$(6,611)	$3,569	$3,685	$957	$1,600

Investing activities
Purchases of P.P.&E.	—	—	(1,152)	(116)	—	(1,268)
Cash paid for Thermon	—	—	(131)	—	—	(131)
Net cash provided by (used in) investing activities	—	—	(1,283)	(116)	—	(1,399)

Financing activities
Payments on Senior Secured Notes	—	(21,000)	—	—	—	(21,000)
Proceeds from revolving lines of credit	—		—	12,769	—	12,769
Capital contributions	1,912	—	—	—	—	1,912
Premiums paid on redemption of Senior Secured Notes	—	(630)	—	—	—	(630)
Change in affiliate debt	(1,912)	28,241	(4,640)	(20,732)	(957)	—
Net cash provided by (used in) financing activities	—	6,611	(4,640)	(7,963)	(957)	(6,949)

Effect of exchange rates on cash and cash equivalents	—	—	—	(1,090)	—	(1,090)

Change in cash and cash equivalents	—	—	(2,354)	(5,484)	—	(7,838)
Cash at beginning of period	—	—	5,815	15,653	—	21,468
Cash at End of period	$—	$—	$3,461	$10,169	$—	$13,630

Thermon Holding Corp.

Condensed Statement of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non- guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$253	$(18,076)	$(6,530)	$3,559	$416	$(20,378)

Investing activities
Purchases of P.P.&E.	—	—	(2,268)	(111)	—	(2,379)
Cash paid for Thermon	—	—	(372)	—	—	(372)
Net cash provided by (used in) investing activities	—	—	(2,640)	(111)	—	(2,751)

Financing activities
Payments on Senior Secured Notes	—	(42,000)	—	—	—	(42,000)
Payments on revolving lines of credit	—	—	—	(2,063)	—	(2,063)
Capital contributions	48,919	—	—	—	—	48,919
Premiums paid on redemption of Senior Secured Notes	—	(1,260)	—	—	—	(1,260)
Change in affiliate debt	(49,172)	61,336	(11,748)	—	(416)	—
Net cash provided by (used in) financing activities	(253)	18,076	(11,748)	(2,063)	(416)	3,596

Effect of exchange rates on cash and cash equivalents	—	—	—	121	—	121

Change in cash and cash equivalents		—	(20,918)	1,506	—	(19,412)
Cash at beginning of period	—	—	41,829	9,187	—	51,016
Cash at End of period	$—	$—	$20,911	$10,693	$—	$31,604

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Special Note Regarding Forward-Looking Statements

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2012 and 2011 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2012 and 2011 as Interim 2013 and Interim 2012, respectively.  The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and related notes included above.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; and (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business; and (xii) other factors discussed in more detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 8, 2012.  Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For Interim 2013 approximately 70% of our revenues were generated outside of the United States.

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

We believe that our pipeline of planned projects, as evidenced by our growing backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2012 was $117.3 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 8, 2012 and elsewhere in this quarterly report and those described below:

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

•                  Cyclicality of end-users’ markets.  Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have noted particular cyclicality in capital spending for new facilities in Asia, Eastern Europe and the Middle East. Revenues derived from Europe (including the Middle East, which have historically comprised a relatively minor portion of such revenues) accounted for 26% of our total revenues during Interim 2013 and Interim 2012, and revenues derived from the Asia-Pacific region accounted for 13% and 8% of our total revenues during Interim 2013 and Interim 2012, respectively. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Fiscal Year to Date June 30,
	2012	2011
Greenfield	41%	39%
MRO/UE	59%	61%

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

•                  Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For Interim 2013, MRO/UE sales comprised approximately 59% of our consolidated revenues.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended June 30, 2012 and the three months ended June 30, 2011 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/ (Decrease)
	2012	2011	$	%
Consolidated Statements of Operations Data:
Sales	$67,213	$64,618	$2,595	4.0%
Cost of sales	33,874	32,629	1,245	3.8%
Gross profit	$33,339	$31,989	$1,350	4.2%
Gross margin %	49.6%	49.5%
Operating expenses:
Marketing, general and administrative and engineering	$15,957	$15,170	$787	5.2%
Stock compensation expense	58	6,341	(6,283)	(99.1)%
Management fees, including termination fees	—	8,105	(8,105)	(100)%
Amortization of intangible assets	2,794	2,885	(91)	(3.2)%
Income (loss) from operations	$14,530	$(512)	$15,042	2937.9%

Interest expense, net (1):
Interest income	27	91	64	(70.3)%
Interest expense	(3,187)	(4,476)	(1,289)	28.8%
Acceleration of unamortized debt cost	(871)	(1,871)	(1,000)	53.4%
Loss on retirement of debt	—	(630)	(630)	100%
Amortization of debt costs	(309)	(443)	(134)	30.2%
Interest expense, net	(4,340)	(7,329)	(2,989)	(40.8)%

Other income/(expense)	44	(14)	58	414.3%
Income (loss) before provision for income taxes	$10,234	$(7,855)	$18,089	230.3%
Income tax expense (benefit)	3,634	(2,889)	6,523	225.8%
Net income (loss)	$6,600	$(4,966)	$11,566	232.9%

(1)                                 We made redemption payments on our senior secured notes totaling $21 million and $42.0 million during the three months ended June 30, 2012 and 2011, respectively.  These payments resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal.  We have presented the breakdown of these charges in order to provide guidance of our expected interest and debt amortization cost in future periods.

Three Months Ended June 30, 2012 (“Interim 2013”) Compared to the Three Months Ended June 30, 2011 (“Interim 2012”)

Revenues. Revenues for Interim 2013 were $67.2 million, compared to $64.6 million for Interim 2012, an increase of $2.6 million or 4.0%.  While revenue increased during Interim 2013, we were negatively impacted during the quarter by the strengthening U.S. dollar as approximately 70% of our sales are to foreign customers.  We estimate the impact of the strengthening dollar and the delay of certain orders due to construction schedules to be approximately $3.6 million during Interim 2013.  Overall growth was attributable to sales in our Asia Pacific region with all other geographies generating sales similar to Interim 2012.    Revenue from Greenfield projects was slightly higher in Interim 2013, representing 41% of total sales as compared to 39% in Interim 2012.  Both periods are in line with our historical mix of MRO/UE and Greenfield revenues.

Gross profit and margin. Gross profit totaled $33.3 million in Interim 2013, compared to $32.0 million in Interim 2012, an increase of $1.3 million or 4.2%, which was in line with the increase in revenues. As a percentage of revenues, gross profit increased to 49.6% in Interim 2013 from 49.5% in Interim 2012.  Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation and management fee expenses) were $16.0 million for Interim 2013, compared to $29.6 million in Interim 2012, a decrease of $13.6 million or 45.9%. Included in the Interim 2012 amount are stock compensation charges of $6.3 million relating to the acceleration of options outstanding under our prior stock option plan at the IPO date and $8.1 million in termination and management fees paid to our private equity sponsors in consideration for their agreement to terminate their management contract with us.   Excluding these charges, marketing, general and administrative and engineering costs would have been $15.2 million in Interim 2012 or 23.5% of total revenue as compared to 23.7% in Interim 2013.  The actual comparative increase of $0.8 million (excluding stock compensation and termination fees) is almost entirely related to an increase in expenses to address personnel needs to meet growing customer demand.

Amortization of intangible assets. Amortization of intangible assets was $2.8 million in Interim 2013, compared to $2.9 million in Interim 2012, a decrease of $0.1 million. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be representative of our estimated quarterly expense for amortization of intangible assets for the foreseeable future.

Interest expense. Interest expense, net was $4.3 million in Interim 2013, compared to $7.3 million in Interim 2012, a decrease of $3.0 million. In both Interim 2013 and in Interim 2012, we made partial redemptions of our senior secured notes with $21.0 million aggregate principal amount being redeemed in Interim 2013 and $42.0 million aggregate principal amount being redeemed in Interim 2012.   In connection with the bond redemptions, we incurred deferred debt cost acceleration costs of $0.9 million in Interim 2013.  In Interim 2012, we incurred deferred debt cost acceleration costs of $1.9 million and loss on retirement of debt of $0.6 million. Interest expense on outstanding principal balances was $3.2 million and $4.5 million for Interim 2013 and Interim 2012, respectively.  The decrease in interest expense is the result of a total of $91.9 million of our senior secured note’s being redeemed, repurchased and retired since March 31, 2011.

Miscellaneous expense. Other income was almost $0 in both Interim 2013 and in Interim 2012. The amounts reported relate mostly to foreign currency transaction gains and losses.

Income taxes.  We reported an income tax expense of $3.6 million in Interim 2013, compared to a tax benefit of $2.9 million in Interim 2012, an increase of $6.5 million. The effective tax rates were 35.5% in Interim 2013 and 36.8% in Interim 2012. Our anticipated annual effective tax rate of approximately 35.5% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for the three months ended June 30, 2012. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended June 30, 2012, included elsewhere in this quarterly report, for further detail on income taxes.

Net income (loss). Net income was $6.6 million in Interim 2013 as compared to a loss of $5.0 million in Interim 2012, an increase of $11.6 million. The improved results are mostly attributable to the elimination of stock compensation charges of $6.3 million and $8.1 million in termination and management fees paid which were incurred in Interim 2012 and were related to our IPO.  In addition, both gross profit increase of $1.4 million and the reduction of interest expense of $3.0 million contributed to the increase in net income. These were offset in part by increased tax expense of $6.5 million and marketing, general and administrative and engineering costs of $0.8 million (not including the stock compensation and termination fees).

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our material contractual payment obligations as of June 30, 2012.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior secured notes	$118,145	$—	$—	$118,145	$—
Revolving lines of credit(1)	12,769	—	12,769	—	—
Estimated interest payments on above indebtedness(2)	56,057	11,862	23,618	20,577	—
Operating lease obligations(3)	5,584	1,622	2,553	1,106	303
Obligations in settlement of the CHS Transactions(4)	3,397	3,397	—	—	—
Raw material supply obligation(5)	1,798	1,798	—	—	—
Information technology services agreement(6)	3,048	1,365	1,438	245	—

Total	$200,798	$20,044	$40,378	$140,073	$303

(1)                       The revolving lines of credit mature on April 29, 2015.  At June 30, 2012, we had borrowed $12.8 million under the revolving line of credit to support our working capital needs subsequent to our redemption of senior secured notes. It is management’s intent, however to repay amounts drawn on the revolving lines of credit within 90 days of incurrence. Our interest obligation on borrowings under our revolving line of credit is presented as if principal at June 30, 2012 remained outstanding until maturity.

(2)                       Consists of the interest on our senior secured notes, which accrues at a fixed rate of 9.500% and interest on amounts drawn on the revolving lines of credit, which accrues interest at 5% as of June 30, 2012. The obligation presented is as of June 30, 2012.

(3)                       We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.

(4)                       Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the encumbered cash and income taxes.

(5)                       Represents the future committed supply purchases of raw materials used in our manufacturing process.

(6)                       Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies.  We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which, from time to time, may adversely affect our financial results. For a discussion of contingencies that may adversely affect our results of operations, see Note 10, “Commitments and Contingencies” to our unaudited consolidated financial statements contained elsewhere in this quarterly report. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable), and management’s strategy with regard to the settlement or defense of such claims and obligations.  While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.

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

On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the Agency, advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, accordingly, the Agency has made an assessment of approximately $2.9 million.  At June 30, 2012, we have not recorded a tax liability reserve due for this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the Predecessor owners.

Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the year ended March 31, 2012, we concluded settlement of some of these matters whereby our Indian subsidiary paid approximately $0.1 million.  At June 30, 2012, we have reserved $0.2 million in estimated settlement of the remaining matters.

Other than the aforementioned items, there are no other gains or losses or litigation settlements that are not provided for in the accounts.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On June 30, 2012, we had in place standby letters of credit, bank guarantees and performance bonds totaling $10.3 million to back our various customer contracts. As of June 30, 2012, we also had in place a $0.3 million letter of credit as collateral for the revolving credit facility for our subsidiary in Japan. Our Indian subsidiary also has $2.3 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.

Cash and cash equivalents.  At June 30, 2012, we had $13.6 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $3.5 million, or 26%, of these amounts were held in domestic accounts with various institutions and approximately $10.1 million, or 74%, of these amounts were held in accounts outside of the United States with various financial institutions.

Revolving credit facility and senior secured notes.

See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Notes” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured notes, which is hereby incorporated by reference into this Item 2.  At June 30, 2012, we borrowed $12.8 million under the revolving line of credit to support our working capital needs subsequent to our partial redemption of the senior secured notes during the quarter. From time to time, we may choose to utilize our revolving line of credit to fund uses such as these despite having cash available within our consolidated group in light of the cost, timing and other business considerations involved with repatriating funds from certain of our foreign subsidiaries (see “— Repatriation Considerations” below).  While these borrowings mature on April 29, 2015, it is our intent to repay these amounts within 90 days of incurrence. After accounting for amounts already drawn, at June 30, 2012, we had $26.7 million of available borrowing capacity under the revolving credit facility.

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

Since the issuance of our senior secured notes on April 30, 2010, we have been able to meet our regular debt service obligations through cash generated through our U.S. operations, and it is our expectation that we will continue to be able to do so in the future. Since that time, we have, however, repatriated approximately $59.7 million in the form of incremental dividends from our non-U.S. subsidiaries in order to complete cumulative redemptions of $91.9 million on our senior secured notes.  In order to repay our senior secured notes on or before their maturity date, we expect to make further repatriations of our foreign earnings. In addition, our ability to repatriate cash from our foreign subsidiaries may be subject to legal, contractual or other restrictions and other business considerations.

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

Net cash provided by (used by) operating activities totaled $1.6 million for the Interim 2013, compared to $(20.4) million used in Interim 2012. The increase in cash provided by operations is primarily the result of improved net income.  Net income was $6.6 million in Interim 2013 whereas Interim 2012 had a loss of $(5.0) million. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes amounted to a source of cash of $4.7 million $13.4 million in Interim 2013 and Interim 2012, respectively.   As a result of the general growth in the business, accounts receivable increased in both periods.  This is reflected as a use of cash of $(4.8) million and $(5.5) million in Interim 2013 and Interim 2012, respectively. In Fiscal 2013, inventory was reduced, providing $0.9 million.  In Fiscal 2012 inventory grew, using $(2.9) million.   Cash was used in both periods by the reduction of liabilities with $(5.8) million and $(22.3) million used in Interim 2013 and Interim 2012, respectively.  In both periods, we made bond interest payments and in Interim 2012 we made substantial payments on taxes, as well.

Net cash used in investing activities totaled $1.4 million for Interim 2013 compared to $2.8 million almost entirely related to capital expenditures in both periods.

Net cash (used in) provided by financing activities totaled $(6.9) million used in Interim 2013 and $3.6 million provided by financing activities in Interim 2012. In Interim 2013, we paid $(21.6) in principal and premiums on our senior secured notes.  In Interim 2013, we received $12.8 million in borrowing under our revolving lines of credit and $1.9 from stock option exercises.  In Interim 2012, we received net proceeds on our IPO of $48.9 million.  With combination of IPO proceeds and cash on hand, we redeemed $42.0  million in aggregate principal of our senior secured notes for a use of cash totaling $45.3 million, including cash premiums paid as well as the reduction of amounts drawn on our revolving line of credit.

For the Interim 2012, the consolidated statements of cash flows for TGH and THC were substantially the same. We discuss the cash used in operating activities as it relates to TGH. However, THC had cash used by financing activities of $3.6 million, or $250,000 more than TGH. This is the result of cash contributed by TGH to THC in addition to the IPO proceeds in Interim 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

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

Critical Accounting Polices

See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for a discussion of the Company’s critical accounting estimates.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Accounting Policy Information”“ to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on recent accounting pronouncements, which is hereby incorporated by reference into this Item 2.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 70% of our Interim 2013 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

During Interim 2013,, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.4 million Interim 2013. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $0.4 million for Interim 2013. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.1 million for Interim 2013. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.1 million for Interim 2013.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations Interim 2013 was a $0.1 million gain compared to a loss of $0.1 million in Interim 2012.

As of June 30, 2012, we had approximately $10.7 million in notional forward contracts to purchase foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 11, “Long Term Debt” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements Unaudited of this quarterly report for further information regarding our foreign currency forward contracts.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our balance sheet. The unrealized effect of foreign currency translation was a loss of $5.4 million in Interim 2013, compared to a gain of $1.4 million in Interim 2012. Currency translation gains or losses are reported as part of comprehensive income or loss in the notes to the accompanying unaudited condensed consolidated financial statements.

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At June 30, 2012, the interest rate on amounts outstanding on our revolving credit facility was 5.0%. Based on our outstanding borrowings at June 30, 2012, a one percent increase or decrease in our interest rate would result in a net increase or decrease, respectively, of our annual interest expense of approximately $128,000.

The senior secured notes are denominated and payable in the U.S. Dollar. Approximately 70% of our consolidated revenue was generated in foreign currency in Interim 2013; therefore, we expect to have to repatriate our cash earnings in foreign locations in order to make principal reductions on the senior secured notes. In the event that the U.S. Dollar strengthens relative to the foreign currencies we are repatriating to make principal repayments, we may incur exchange rate losses that are larger than those that we have reported historically.

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

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges or has alleged premises liability. Two cases are currently pending. Insurers are defending us in one of the two lawsuits, and we expect that an insurer will defend us in the remaining matter. Of the concluded suits, there were seven cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

We can give no assurances we will prevail in any of these matters.

Item 1A — Risk Factors

There have been no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K filed for the fiscal year ended March 31, 2012 with the SEC on June 8, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of TGH equity securities during the three months ended June 30, 2012.  THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.

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

THERMON GROUP HOLDINGS, INC. (registrant)

Date: August 13, 2012	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

THERMON HOLDING CORP. (registrant)

Date: August 13, 2012	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 2 to Amended and Restated Securityholder Agreement, effective as of May 4, 2012, among Thermon Group Holdings, Inc., CHS Private Equity V LP, CHS Associates V, Thompson Street Capital Partners II, L.P., Crown Investment Series LLC—Series 4 (incorporated by reference to Exhibit 10.1 to the Thermon Group Holdings, Inc. Current Report on Form 8-K filed on May 10, 2012)

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