Form 10-Q
period 2012-09-30
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2012-11-13
CIK 1489096, 1497822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

1

 Thermon Holding Corp.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Thermon Group Holdings, Inc. ☐ Yes ☒ No	Thermon Holding Corp. ☐ Yes ☒ No
As of November 5, 2012, each registrant had the following number of shares of common stock outstanding:

Thermon Group Holdings, Inc.:  30,867,015 shares, par value $0.001 per share

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share.  Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

Thermon Holding Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

2

EXPLANATORY NOTE
This quarterly report (“this quarterly report”) combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2012 of Thermon Group Holdings, Inc. and Thermon Holding Corp.
Unless stated otherwise or the context otherwise requires, references in this quarterly report to:
•“TGH” mean Thermon Group Holdings, Inc., a Delaware corporation;
•“THC” mean Thermon Holding Corp., a Delaware corporation; and
•“we,” “our,” “us” or “the Company” mean TGH, THC and their consolidated subsidiaries taken together as one company.
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
We believe combining the Quarterly Reports on Form 10-Q of TGH and THC into this single report provides the following benefits:
•it enhances investors’ understanding of TGH and THC by enabling investors to view  our business as a whole in the same manner that management views and operates the business;
•it eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both TGH and THC; and
•it creates time and cost efficiencies for both companies through the preparation of one combined report instead of two separate reports.
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

3

THERMON GROUP HOLDINGS, INC. and THERMON HOLDING CORP. (Combined)

QUARTERLY REPORT
FOR THE QUARTER ENDED September 30, 2012

i

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements of Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2012	March 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,410	$21,468
Accounts receivable, net of allowance for doubtful accounts of $934 and $1,434 as of September 30, 2012 and March 31, 2012, respectively	53,673	50,037
Inventories, net	41,574	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	2,164	1,996
Income taxes receivable	5,070	5,193
Prepaid expenses and other current assets	7,967	6,853
Deferred income taxes	3,266	3,664
Total current assets	130,124	127,664
Property, plant and equipment, net	29,190	27,661
Goodwill	117,935	118,007
Intangible assets, net	139,086	144,801
Debt issuance costs, net	4,542	7,446
	$420,877	$425,579
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,366	$15,728
Accrued liabilities	15,754	22,442
Current portion of long term debt	—	21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,594	2,446
Income taxes payable	1,951	1,374
Obligations due to settle the CHS Transactions	3,391	3,528
Total current liabilities	45,056	66,518
Long-term debt, net of current maturities	118,145	118,145
Deferred income taxes	42,937	45,999
Other noncurrent liabilities	2,477	2,437
Common stock: $.001 par value; 150,000,000 authorized; 30,866,765 and 30,208,084 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	31	30
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	198,228	191,998
Accumulated other comprehensive income	3,326	3,362
Retained earnings (accumulated deficit)	10,677	(2,910)
Shareholders’ equity	212,262	192,480
	$420,877	$425,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011

Sales	$67,358	$68,023	$134,571	$132,641
Cost of sales	34,719	36,072	68,593	68,701
Gross profit	32,639	31,951	65,978	63,940
Operating expenses:
Marketing, general and administrative and engineering	14,494	14,687	30,509	44,303
Amortization of other intangible assets	2,798	2,878	5,592	5,763
Income (loss) from operations	15,347	14,386	29,877	13,874
Other income/(expenses):
Interest income	30	76	57	167
Interest expense	(4,693)	(5,030)	(9,060)	(11,820)
Loss on retirement of senior secured notes	—	(2,336)	—	(2,966)
Miscellaneous income (expense)	93	(1,173)	137	(1,187)
Income (loss) before provision for income taxes	10,777	5,923	21,011	(1,932)
Income tax expense (benefit)	3,790	2,109	7,424	(780)
Net income (loss)	$6,987	$3,814	$13,587	$(1,152)
Comprehensive income (loss):
Net income (loss)	6,987	3,814	13,587	(1,152)
Foreign currency translation adjustment	5,412	(12,525)	(36)	(11,130)
Comprehensive income (loss)	$12,399	$(8,711)	$13,551	$(12,282)
Income (loss) per common share:
Basic	$0.23	$0.13	$0.44	$(0.04)
Diluted	0.22	0.12	0.43	(0.04)
Weighted-average shares used in computing net income (loss) per common share:
Basic	30,725,652	29,523,641	30,534,607	28,640,896
Diluted	31,640,943	31,262,300	31,418,979	28,640,896

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Operating activities
Net income (loss)	$13,587	$(1,152)
Adjustment to reconcile net income (loss) to net cash (used in), provided by operating activities:
Depreciation and amortization	6,856	7,338
Amortization of debt costs	2,904	3,764
Stock compensation expense	394	6,399
Benefit for deferred income taxes	(3,005)	(65)
Premiums paid on redemptions, included as financing activities	—	2,966
Changes in operating assets and liabilities:
Accounts receivable	(3,693)	(8,773)
Inventories	(3,526)	(5,622)
Costs and estimated earnings in excess of billings on uncompleted contracts	(608)	(329)
Other current and noncurrent assets	(429)	1,289
Accounts payable	6,611	1,341
Accrued liabilities and noncurrent liabilities	(5,833)	(8,154)
Income taxes payable	567	(13,784)
Net cash (used in) provided by operating activities	13,825	(14,782)
Investing activities
Purchases of property, plant and equipment	(2,880)	(4,267)
Cash paid for Thermon Holding Corp.	(137)	(372)
Net cash used in investing activities	(3,017)	(4,639)
Financing activities
Payments on senior secured notes	(21,000)	(66,590)
Proceeds from revolving line of credit	—	6,500
Payments on revolving lines of credit and long term debt	—	(2,063)
Capital contributions	—	48,459
Proceeds from exercise of stock options	3,251	—
Benefit from excess tax deduction from option exercises	2,585	—
Premium paid on retirement of senior secured notes	(630)	(3,596)
Net cash (used in) financing activities	(15,794)	(17,290)
Effect of exchange rate changes on cash and cash equivalents	(72)	(1,363)
Change in cash and cash equivalents	(5,058)	(38,074)
Cash and cash equivalents at beginning of period	21,468	51,266
Cash and cash equivalents at end of period	$16,410	$13,192

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
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2012. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2012 and March 31, 2012, and the results of our operations for the three and six months ended September 30, 2012 and 2011.  Certain reclassifications have been made to the prior period presentation of cash flows to conform to the current period presentation. Specifically, we have provided further detail to the condensed consolidated statement of cash flows related to premiums paid on redemptions included within cash used in operating activities. The reclassification did not change total cash used in operating activities.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements.  The operating results for the three and six month period ended September 30, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2013.

Corrections of classification errors in previously reported Condensed Consolidated Statement of Cash Flows

During the second quarter of fiscal 2013, the Company identified a classification error in its cash flow statements for the year ended March 31, 2012 and for the three months ended June 30, 2012 related to the classification of excess income tax benefits associated with stock option exercises. Such benefits were improperly classified as a cash inflow from operating activities rather than a cash inflow from financing activities in the fourth quarter of fiscal year 2012 and in the first quarter of fiscal year 2013. The result of this error was an overstatement of cash flows from operating activities of $2,181 for the year ended March 31, 2012 and $1,243 in the first quarter of fiscal 2013. The classification errors had no effect on the reported changes in cash and cash equivalents, and also had no effect on the consolidated balance sheet, the consolidated statement of comprehensive income (loss), or the consolidated statement of stockholders' equity.

The reduction to cash flows from operating activities for the excess tax deduction has been properly reflected in the cash flow statement for the six months ended September 30, 2012. Based on our evaluation of relevant quantitative and qualitative factors, we determined that the classification errors are immaterial to our prior period financial statements and did not warrant an amendment of our financial statements for fiscal 2012 or the first quarter of fiscal 2013. In future filings, the Company plans to correct the comparative presentation of the prior periods in future filings as follows:

	Three Months Ended	Year Ended
	June 30, 2012	March 31, 2012
Cash flows from operating activities:
As reported	$1,600	$5,293
Error correction	(1,243)	(2,181)
As adjusted	357	3,112

Cash flows from financing activities:
As reported	$(6,949)	$(24,852)
Error correction	1,243	2,181
As adjusted	(5,706)	(22,671)
Recent Accounting Pronouncements
In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  We have adopted ASC 820 effective April 1, 2012, and is being applied prospectively. In conjunction with adopting ASC 820, we disclosed the fair value of investments and the inputs used to estimate that fair value.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At September 30, 2012 and March 31, 2012, no assets or liabilities were valued using Level 3 criteria.

Information about our long-term debt that is not measured at fair value follows:

	September 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,145	$131,879	$139,145	$153,755	Level 2 - Market Approach

Our senior secured notes trade on over the counter markets.  As the quoted price is only available through a dealer, the Company concluded the market is not active enough to be classified as a Level 1 valuation.  However, the pricing is indirectly observable through dealers and has been classified as Level 2.  Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to movements in interest rates.
3. Earnings and Net Income (Loss) per Common Share
Basic earnings per share (EPS) and net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended September 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Basic net income (loss) per common share
Net income (loss)	$6,987	$3,814	$13,587	$(1,152)
Weighted-average common shares outstanding	30,725,652	29,523,641	30,534,607	28,640,896
Basic net income (loss) per common share	$0.23	$0.13	$0.44	$(0.04)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Diluted net income (loss) per common share
Net income (loss)	$6,987	$3,814	$13,587	$(1,152)
Weighted-average common shares outstanding	30,725,652	29,523,641	30,534,607	28,640,896
Common share equivalents:
Stock options issued	899,715	1,738,659	873,150	—
Restricted and performance stock units issued	15,576	—	11,222	—
Weighted average shares outstanding – dilutive (1)	31,640,943	31,262,300	31,418,979	28,640,896
Diluted net income (loss) per common share	$0.22	$0.12	$0.43	$(0.04)
(1)         For the six months ended September 30, 2011 the Company was in a net loss position, therefore 1,671,801 common stock equivalents were not included in the calculation of diluted loss per common share since they would have had an anti-dilutive effect.
4. Inventories
Inventories consisted of the following:

	September 30, 2012	March 31, 2012
Raw materials	$14,821	$11,721
Work in process	1,905	1,402
Finished goods	26,014	26,424
	42,740	39,547
Valuation reserves	(1,166)	(1,094)
Inventories, net	$41,574	$38,453

5. Goodwill
The carrying amount of goodwill as of September 30, 2012 is as follows:

Amount
Balance as of March 31, 2012	$118,007
Foreign currency translation impact	(72)
Balance as of September 30, 2012	$117,935
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2013. At September 30, 2012, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2012	March 31, 2012
Accrued employee compensation and related expenses	$5,900	$10,970
Interest	4,710	6,162
Customer prepayment	912	1,518
Warranty reserve	874	857
Professional fees	1,022	1,346
Sales tax payable	727	183
Compliance costs	—	55
Other	1,609	1,351
Total accrued current liabilities	$15,754	$22,442
7. Related-Party Transactions
We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of$8,120 in the six months ended September 30, 2011.  The termination fee is included as part of Marketing, general and administrative and engineering expense. We did not pay management fees during the six months ended September 30, 2012.
Included in our consolidated balance sheet is “Obligations due to settle the CHS Transactions” which totaled $3,391 and $3,528 at September 30, 2012 and March 31, 2012, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three and six months ended September 30, 2012, we paid $6 and $137, respectively; to the Predecessor owners and during the three and six months ended September 30, 2011 we paid, $154 and $372, respectively; to the Predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions".  At September 30, 2012, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

8. Short-Term Revolving Lines of Credit
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,142 USD at September 30, 2012). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at September 30, 2012 or March 31, 2012.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,518 USD at September 30, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at September 30, 2012 or March 31, 2012.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $337 USD at September 30, 2012). The facility is collateralized by real estate. No loans were outstanding under the facility at September 30, 2012 or March 31, 2012.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $578 USD at September 30, 2012).  The facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 9, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at September 30, 2012 or March 31, 2012.
Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either September 30, 2012, or March 31, 2012, respectively.
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2012	March 31, 2012
9.500% Senior Secured Notes, due May 2017	$118,145	$139,145
	118,145	139,145
Less current portion	—	(21,000)
	$118,145	$118,145

Revolving Credit Facility and Senior Secured Notes
Revolving credit facility.  On August 7, 2012, Thermon Industries, Inc. and Thermon Canada Inc. terminated its existing revolving credit facility, and entered into a new credit facility agreement with a new syndicate of lenders led by JP Morgan Chase Bank, N.A. as administrative agent. As a result of the termination, we accelerated the remaining $1,447 of unamortized deferred debt costs associated with the previous revolving credit facility, which is included as interest expense. Under the revolving line of credit, we have available up to $40,000 of aggregate loans of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our new revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 65% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 80% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of September 30, 2012, we had $39,205 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At September 30, 2012, we had no outstanding borrowings under the revolving credit facility. Had there been any outstanding borrowings, the interest rate would have been approximately 3%.
The new revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate, plus approximately 2.5%. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.4% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit.
Senior secured notes.  As of September 30, 2012, we had $118,145 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $11,224. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.5%. We pay interest in cash semi-annually on May 1 and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.
During the six months ended September 30, 2012 and 2011, the Company made partial redemptions of the senior secured notes in the amount of $21,000 and $66,590, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $630 and $3,596 for the six months ended September 30, 2012 and 2011, respectively. As a result of these partial redemptions, we accelerated the amortization of deferred debt cost of $871 and $2,922 for the six months ended September 30, 2012 and 2011, respectively.  These expenses were included in interest expense for the periods reported.
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
Foreign Currency Transaction Risk
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2012 and March 31, 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $22,938 and $14,429, respectively.
Net foreign exchange transaction gains or losses included in the accompanying condensed consolidated statements of operations were a gain of $8 and a loss of $1,151 in the three months ended September 30, 2012 and 2011, respectively and a gain of $61 and a loss of $1,242 for the six months ended September 30, 2012 and 2011, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated a loss of $106 at September 30, 2012 and a loss of $188 at March 31, 2012.
10. Commitments and Contingencies
At September 30, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $11,970.  Of this amount, $2,262 is secured by cash deposits at the Company’s financial institutions.  The remaining $9,708 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at September 30, 2012 and March 31, 2012, was approximately $2,262 and $2,398, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

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
Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $195 in estimated settlement of the remaining matters.
Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At September 30, 2012, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.

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
At September 30, 2012, there were 1,581,273 options outstanding.  Stock compensation expense was $336, $57, $394 and $6,399 during the three and six months ended September 30, 2012 and 2011, respectively.  Thermon Group Holdings completed its IPO on May 5, 2011. As a result, we recorded stock compensation expense of $6,310 during the six months ended September 30, 2011 which represented all unamortized stock compensation under the 2010 Plan.
During the three months ended September 30, 2012, we issued various stock compensation awards to employees and directors of the company. On August 2, 2012, 56,532 options and 71,923 restricted stock units were granted to certain employees. Also on August 2, 2012, 12,546 restricted stock awards were issued to our directors and a target amount of 44,146 performance stock units were granted to our named executive officers. The closing price of our stock on the date of these grants was $21.52.
The stock options were valued by using a Black Scholes option pricing model. We arrived at a total fair value for the option awards of $501 by applying a volatility assumption of 40.5%, a risk free rate of 0.63%, expected term of 6.66 years and no expected dividend. The fair value of these options will be expensed on a straight line basis over five years.
The restricted stock units that were issued to our employees have a total fair value of $1,548 as determined by the closing price of our stock on August 2, 2012 which will be expensed on a straight-line basis over three years. At each anniversary of the restricted stock units, one-third of the shares will become vested for the employees and the shares of stock will become issued and outstanding.

The restricted stock awards issued to our directors have a total fair value of $270 as determined by the price of our stock at closing on August 2, 2012 which will be expensed on a straight line basis over one year. The stock associated with the director's awards has already been issued and is included in our shares outstanding with voting rights. On the anniversary of the grant date, the restrictions will be removed.
The performance stock units issued to our four named executive officers had a total fair value at grant date of $960. The performance indicator for these stock awards is based on the market performance of our stock price as compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the performance indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. We will expense the fair value over three years ending at each of our fiscal year ends during the performance period, whether or not the market condition is met. At the end of each fiscal year, one-third of the performance units will be evaluated. It will then be determined how many shares of stock will be issued. In each year, the possible number of shares that will be issued ranges from zero to 29,430 in the aggregate. Shares that are not awarded in a given year will be forfeited.
The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three and six month periods ended September 30, 2012, we did not make any changes in accounting principles or methods of estimates relating to stock-based compensation expense.
12. Income Taxes
Our anticipated annual effective tax rate before discrete events of approximately 35.0% has been applied to our consolidated pre-tax income for the six month period ended September 30, 2012. Our anticipated annual effective tax rate after discrete events of approximately 35.3% differs from the tax rate before the discrete event due to the additional accrued interest and penalties recorded on uncertain tax positions (discussed below). Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible meals and entertainment and compensation expenses.  For the six months ended September 30, 2011, the Company’s provision for income taxes reflects an effective benefit rate before discrete events of approximately 36.3% and an after discrete event benefit rate of 40.4%. The effective tax rate was higher than the U.S. statutory rate due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses. For the three month period ended September 30, 2012 and 2011, the Company recorded tax expense of $3,790 and $2,109 on pre-tax income of $10,777 and $5,923, respectively. For the six month period ended September 30, 2012 and 2011, the Company recorded tax expense of $7,424 and a tax benefit of $780 on pre-tax income of $21,011 and a pre-tax loss of $1,932, respectively.
As of September 30, 2012, we have established a long-term liability for uncertain tax positions in the amount of $1,578. There have been no material adjustments to the liability during the six month period ended September 30, 2012.  All of our unrecognized tax benefits at September 30, 2012 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $73 for the six months ended September 30, 2012, resulting in a cumulative total accrual of $272.
Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s U.S. federal income tax returns are under exam for the Predecessor’s tax period ending April 30, 2010 and the tax years ended March 31, 2010, 2009 and 2008. As of September 30, 2012 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ended March 31, 2008, 2009 and 2010. See Note 10, “Commitments and Contingencies”.
13. Geographic Information
We have defined our operating segments based on geographic regions. These regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of comprehensive income (loss).
During the six months ended September 30, 2012, the Company changed its basis for reporting operating segments.

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
Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Sales by geographic area:
United States	$18,994	$23,758	$39,163	$45,591
Canada	24,293	21,405	45,638	42,241
Europe	13,342	13,495	30,584	30,008
Asia	10,729	9,365	19,186	14,801
	$67,358	$68,023	$134,571	$132,641
Operating income:
United States	$3,767	$4,198	$8,560	$1,197
Canada	9,051	7,308	15,300	13,641
Europe	1,393	1,361	3,576	4,596
Asia	1,536	1,534	2,963	2,560
Unallocated:
Management fees	—	(15)	—	(8,120)
Other	(400)	—	(522)	—
	$15,347	$14,386	$29,877	$13,874

PART I — FINANCIAL INFORMATION

Item 1. (continued) — Financial Statements of Thermon Holding Corp.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2012	March 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,410	$21,468
Accounts receivable, net of allowance for doubtful accounts of $934 and $1,434 as of September 30, 2012 and March 31, 2012, respectively	53,673	50,037
Inventories, net	41,574	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	2,164	1,996
Income taxes receivable	5,070	5,193
Prepaid expenses and other current assets	7,967	6,853
Deferred income taxes	3,266	3,664
Total current assets	130,124	127,664
Property, plant and equipment, net	29,190	27,661
Goodwill	117,935	118,007
Intangible assets, net	139,086	144,801
Debt issuance costs, net	4,542	7,446
	$420,877	$425,579
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,366	15,728
Accrued liabilities	15,754	22,442
Current portion of long term debt	—	21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,594	2,446
Income taxes payable	1,951	1,374
Obligations due to settle the CHS Transactions	3,391	3,528
Total current liabilities	45,056	66,518
Long-term debt, net of current maturities	118,145	118,145
Deferred income taxes	42,937	45,999
Other noncurrent liabilities	2,477	2,437

Additional paid in capital	198,259	192,028
Accumulated other comprehensive (loss) income	3,326	3,362
Retained earnings (accumulated deficit)	10,677	(2,910)
Shareholders’ equity	212,262	192,480
	$420,877	$425,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Holding Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Sales	$67,358	$68,023	$134,571	$132,641
Cost of sales	34,719	36,072	68,593	68,701
Gross profit	32,639	31,951	65,978	63,940
Operating expenses:
Marketing, general and administrative and engineering	14,494	14,687	30,509	44,303
Amortization of other intangible assets	2,798	2,878	5,592	5,763
Income from operations	15,347	14,386	29,877	13,874
Other income/(expenses):
Interest income	30	76	57	167
Interest expense	(4,693)	(5,030)	(9,060)	(11,820)
Loss on retirement of senior secured notes	—	(2,336)	—	(2,966)
Miscellaneous income (expense)	93	(1,173)	137	(1,187)
Income (loss) before provision for income taxes	10,777	5,923	21,011	(1,932)
Income tax expense (benefit)	3,790	2,109	7,424	(780)
Net income (loss)	$6,987	$3,814	$13,587	$(1,152)
Comprehensive income (loss):
Net income (loss)	$6,987	$3,814	$13,587	$(1,152)
Foreign currency translation adjustment	5,412	(12,525)	(36)	(11,130)
Comprehensive income (loss)	$12,399	$(8,711)	$13,551	$(12,282)

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Holding Corp.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Operating activities
Net income (loss)	$13,587	$(1,152)
Adjustment to reconcile net income (loss) to net cash (used in), provided by operating activities:
Depreciation and amortization	6,856	7,338
Amortization of debt costs	2,904	3,764
Stock compensation expense	394	6,399
Benefit for deferred income taxes	(3,005)	(65)
Premiums paid on redemptions, included as financing activities	—	2,966
Changes in operating assets and liabilities:	0
Accounts receivable	(3,693)	(8,773)
Inventories	(3,526)	(5,622)
Costs and estimated earnings in excess of billings on uncompleted contracts	(608)	(329)
Other current and noncurrent assets	(429)	1,289
Accounts payable	6,611	1,341
Accrued liabilities and noncurrent liabilities	(5,833)	(8,154)
Income taxes payable	567	(13,784)
Net cash (used in) provided by operating activities	13,825	(14,782)
Investing activities
Purchases of property, plant and equipment	(2,880)	(4,267)
Cash paid for Thermon Holding Corp.	(137)	(372)
Net cash used in investing activities	(3,017)	(4,639)
Financing activities
Payments on senior secured notes	(21,000)	(66,590)
Proceeds from revolving line of credit	—	6,500
Payments on revolving lines of credit and long term-debt	—	(2,063)
Capital contributions	—	48,709
Proceeds from stock option exercises	3,251	—
Benefit from excess tax deduction from option exercises	2,585	—
Premium paid on retirement of senior secured notes	(630)	(3,596)
Net cash (used in) financing activities	(15,794)	(17,040)
Effect of exchange rate changes on cash and cash equivalents	(72)	(1,363)
Change in cash and cash equivalents	(5,058)	(37,824)
Cash and cash equivalents at beginning of period	21,468	51,016
Cash and cash equivalents at end of period	$16,410	$13,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Holding Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share Data)

1. Basis of Presentation and Accounting Policy Information
On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC  (“CHS”) and two other private equity firms (together with CHS, our “private equity sponsors”) acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by our private equity sponsors and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. (“TGH”) became the ultimate parent of Thermon Holding Corp. Thermon Holding Corp. (“THC”) and its direct and indirect subsidiaries are referred to collectively in these unaudited consolidated financial statements of THC as “we”, “our”, the “Company” or “Successor” herein.
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
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2012. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2012 and March 31, 2012, and the results of our operations for the three and six months ended September 30, 2012 and 2011.  Certain reclassifications have been made to the prior period presentation of cash flows to conform to the current period presentation. Specifically, we have provided further detail to the condensed consolidated statement of cash flows related to premiums paid on redemptions included within cash used in operating activities. The reclassification did not change total cash used in operating activities.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements.  The operating results for the three and six month period ended September 30, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2013.

Corrections of classification errors in previously reported Condensed Consolidated Statement of Cash Flows

During the second quarter of fiscal 2013, the Company identified a classification error in its cash flow statements for the year ended March 31, 2012 and for the three months ended June 30, 2012 related to the classification of excess income tax benefits associated with stock option exercises. Such benefits were improperly classified as a cash inflow from operating activities rather than a cash inflow from financing activities in the fourth quarter of fiscal year 2012 and in the first quarter of fiscal year 2013. The result of this error was an overstatement of cash flows from operating activities of $2,181 for the year ended March 31, 2012 and $1,243 in the first quarter of fiscal 2013. The classification errors had no effect on the reported changes in cash and cash equivalents, and also had no effect on the consolidated balance sheet, the consolidated statement of comprehensive income (loss), or the consolidated statement of stockholders' equity.

The reduction to cash flows from operating activities for the excess tax deduction has been properly reflected in the cash flow statement for the six months ended September 30, 2012. Based on our evaluation of relevant quantitative and qualitative factors, we determined that the classification errors are immaterial to our prior period financial statements and did not warrant an amendment of our financial statements for fiscal 2012 or the first quarter of fiscal 2013. In future filings, the Company plans to correct the comparative presentation of the prior periods in future filings as follows:

	Three Months Ended	Year Ended
	June 30, 2012	March 31, 2012
Cash flows from operating activities:
As reported	$1,600	$5,293
Error correction	(1,243)	(2,181)
As adjusted	357	3,112

Cash flows from financing activities:
As reported	$(6,949)	$(24,852)
Error correction	1,243	2,181
As adjusted	(5,706)	(22,671)

Recent Accounting Pronouncements
In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.   We have adopted ASC 820 effective April 1, 2012, and is being applied prospectively. In conjunction with adopting ASC 820, we disclosed the fair value of investments and the inputs used to estimate that fair value.
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

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At September 30, 2012 and March 31, 2012, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value follows:

	September 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,145	$131,879	$139,145	$153,755	Level 2 - Market Approach

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
3. Inventories
Inventories consisted of the following:

	September 30, 2012	March 31, 2012
Raw materials	$14,821	$11,721
Work in process	1,905	1,402
Finished goods	26,014	26,424
	42,740	39,547
Valuation reserves	(1,166)	(1,094)
Inventories, net	$41,574	$38,453
4. Goodwill
The carrying amount of goodwill as of September 30, 2012 is as follows:

Amount
Balance as of March 31, 2012	$118,007
Foreign currency translation impact	(72)
Balance as of September 30, 2012	$117,935
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2013. At September 30, 2012, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

5. Accrued Liabilities

Accrued current liabilities consisted of the following:

	September 30, 2012	March 31, 2012
Accrued employee compensation and related expenses	$5,900	$10,970
Interest	4,710	6,162
Customer prepayment	912	1,518
Warranty reserve	874	857
Professional fees	1,022	1,346
Sales tax payable	727	183
Compliance costs	—	55
Other	1,609	1,351
Total accrued current liabilities	$15,754	$22,442

6. Related-Party Transactions
We paid management fees including a termination fee in connection with our IPO to our private equity sponsors of $8,120 in the six months ended September 30, 2011.  The termination fee is included as part of Marketing, general and administrative and engineering expense. We did not pay management fees during the six months ended September 30, 2012.
Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction” which totaled $$3,391 and $3,528 at September 30, 2012 and March 31, 2012, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three and six months ended September 30, 2012, we paid $6 and $137 respectively; to the Predecessor owners and for the three and six months ended September 30, 2011 we paid $154 and $372, respectively; to the Predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions".  At September 30, 2012, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

7. Short-Term Revolving Lines of Credit
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,142 USD at September 30, 2012). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at September 30, 2012 or March 31, 2012.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,518 USD at September 30, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding on this facility at September 30, 2012 or March 31, 2012.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $337 USD at September 30, 2012). The facility is collateralized by real estate. No loans were outstanding under the facility at September 30, 2012 or March 31, 2012.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $578 USD at September 30, 2012).  The facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 8, “Long-Term Debt”. No loans were outstanding under the Japanese revolving credit facility at September 30, 2012 or March 31, 2012.
Under the Company’s principal revolving credit facility described below in Note 8, “Long-Term Debt,” there were no outstanding borrowings at either September 30, 2012, and March 31, 2012, respectively.

8. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2012	March 31, 2012
9.500% Senior Secured Notes, due May 2017	$118,145	$139,145
	118,145	139,145
Less current portion	—	(21,000)
	$118,145	$118,145

Revolving Credit Facility and Senior Secured Notes
Revolving credit facility.    On August 7, 2012, Thermon Industries, Inc. and Thermon Canada Inc. terminated its existing revolving credit facility, and entered into a new credit facility agreement with a new syndicate of lenders led by JP Morgan Chase Bank, N.A; as administrative agent. As a result of the termination, we accelerated the remaining $1,447 of unamortized deferred debt costs associated with the previous revolving credit facility, which is included as interest expense. Under the revolving line of credit, we have available up to $40,000 of aggregate loans of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our new revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 65% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 80% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of September 30, 2012, we had $39,205 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At September 30, 2012, we had no outstanding borrowings under the revolving credit facility. Had there been any outstanding borrowings, the interest rate would have been approximately 3%.
The new revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate, plus approximately 2.5%. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.4% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit.
Senior secured notes.  As of September 30, 2012, we had $118,145 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $11,224. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.5%. We pay interest in cash semi-annually on May 1 and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.
During the six months ended September 30, 2012 and 2011, the Company made partial redemptions of the senior secured notes in the amount of $21,000 and $66,590, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $630 and $3,596 for the six months ended September 30, 2012 and 2011, respectively. As a result of these partial redemptions, we accelerated the amortization of deferred debt cost of $$871 and $2,922 for the six months ended September 30, 2012 and 2011, respectively.  These expenses were included in interest expense for the periods reported.
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
Foreign Currency Transaction Risk
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The balance sheet reflects unrealized gains within prepaid expenses and other current assets and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2012 and March 31, 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $22,938 and $14,429, respectively.
Net foreign exchange transaction gains or losses included in the accompanying condensed consolidated statements of operations were a gain of $8 and a loss of $1,151 in the three months ended September 30, 2012 and 2011, respectively, and a gain of $61 and a loss of $1,242 for the six months ended September 30, 2012 and 2011, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated a loss of $106 at September 30, 2012 and a loss of $188 at March 31, 2012.

9. Commitments and Contingencies
At September 30, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $11,970.  Of this amount, $2,262 is secured by cash deposits at the Company’s financial institutions.  The remaining $9,708 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at September 30, 2012 and March 31, 2012, was approximately$2,262 and $2,398, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.
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
Asbestos Litigation—Since 1999, we have been named as one of many defendants in16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges or has alleged premises liability. Two cases are currently pending. Insurers are defending us in one of the two lawsuits, and we expect that an insurer will defend us in the remaining matter. Of the concluded suits, there were seven cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.
Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $195 in estimated settlement of the remaining matters.
Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada

Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At September 30, 2012, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.

10. Stock-Based Compensation Expense
We record stock-based compensation expense related to stock-based awards that are made by TGH, our parent entity, to our employees, directors or non-employee contractors.  Stock compensation expense was $336, $57, $394 and $6,399 during the three and six months ended September 30, 2012 and 2011, respectively.  Thermon Group Holdings completed its IPO on May 5, 2011. As a result, we recorded stock compensation expense of $6,310 during the six months ended September 30, 2011 which represented all unamortized stock compensation then outstanding.
During the three months ended September 30, 2012, we issued various stock compensation awards to employees and directors of the company. On August 2, 2012, 56,532 options and 71,923 restricted stock units were granted to certain employees. Also on August 2, 2012, 12,546 restricted stock awards were issued to our directors and a target amount of 44,146 performance stock units were granted to our named executive officers. The closing price of our stock on the date of these grants was $21.52
The stock options were valued by using a Black Scholes option pricing model. We arrived at a total fair value for the option awards of $501 by applying a volatility assumption of 40.5%, a risk free rate of 0.6%, expected term of 6.66 years and no expected dividend. The fair value of these options will be expensed on a straight line basis over five years.
The restricted stock units that were issued to our employees have a total fair value of $1,548 as determined by the closing price of our stock on August 2, 2012 which will be expensed on a straight-line basis over three years. At each anniversary of the restricted stock units, one-third of the shares will become vested for the employees and the unrestricted shares of stock will become issued and outstanding.
The restricted stock awards issued to our directors have a total fair value of $270 as determined by the price of our stock at closing on August 2, 2012 which will be expensed on a straight line basis over one year. The director's restricted stock has already been issued and is included in our shares outstanding with no voting rights. On the anniversary of the grant date, the restrictions will be removed.
The performance stock units issued to our four named executive officers had a total fair value at grant date of $960. The performance indicator for these stock awards is based on the market performance of our stock price as compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the performance indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. We will expense the fair value over three years ending at each of our fiscal year ends during the performance period, whether or not the market conditions are met. At the end of each fiscal year, one-third of the performance units will be evaluated. It will then be determined how many shares of stock will be issued. In each year, the possible number of shares that will be issued ranges from zero to 29,430 in the aggregate. Shares that are not awarded in a given year will be forfeited.
The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the six month period ended September 30, 2012, we did not make any changes in accounting principles or methods of estimates relating to stock based compensation expense.
11. Income Taxes
Our anticipated annual effective tax rate before discrete events of approximately 35.0% has been applied to our consolidated pre-tax income for the six month period ended September 30, 2012. Our anticipated annual effective tax rate after discrete events of approximately 35.3% differs from the tax rate before the discrete event due to the additional accrued interest and penalties recorded on uncertain tax positions (discussed below). Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible meals and entertainment and compensation expenses.  For the six months ended September 30, 2011, the Company’s provision for income taxes reflects an effective benefit rate before discrete events of approximately 36.3% and an after discrete event benefit rate of 40.4%. The effective tax rate was higher than the U.S. statutory rate due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses. For the three month period ended September 30, 2012 and 2011, the Company recorded tax expense of $3,790 and $2,109 on pre-tax income of $10,777 and $5,923, respectively. For the six month period ended September 30, 2012 and 2011, the Company recorded tax expense of $7,424 and a tax benefit of $780 on pre-tax income of $21,011 and a pre-tax loss of $1,932, respectively.
As of September 30, 2012, we have established a long-term liability for uncertain tax positions in the amount of $1,578. There have been no material adjustments to the liability during the six month period ended September 30, 2012.  All of our unrecognized tax benefits at September 30, 2012 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $73 for the six months ended September 30, 2012, resulting in a cumulative total accrual of $272.
Tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s U.S. federal income tax returns are under exam for the Predecessor’s tax period ended April 30, 2010 and the tax years ended March 31, 2010, 2009 and 2008. As of September 30, 2012 no adjustments have been proposed. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ended March 31, 2008, 2009 and 2010. See Note 9, “Commitments and Contingencies”.

12. Geographic Information
We have defined our operating segments based on geographic regions. These regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of comprehensive income (loss).
During the six months ended September 30, 2012, the Company changed its basis for reporting operating segments. Previously, the operating segments were categorized between the Eastern and Western Hemispheres. Management has changed its basis for reporting such that the four geographic regions of the United States, Canada, Europe and Asia are now analyzed separately. Each of these regions were reported previously within the hemisphere presentation, therefore there is no material difference with this change in presentation of geographic information. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Sales by geographic area:
United States	$18,994	$23,758	$39,163	$45,591
Canada	24,293	21,405	45,638	42,241
Europe	13,342	13,495	30,584	30,008
Asia	10,729	9,365	19,186	14,801
	$67,358	$68,023	$134,571	$132,641
Operating income :
United States	$3,767	$4,198	$8,560	$1,197
Canada	9,051	7,308	15,300	13,641
Europe	1,393	1,361	3,576	4,596
Asia	1,536	1,534	2,963	2,560
Unallocated:
Management fees	—	(15)	—	(8,120)
Other	(400)	—	(522)	—
	$15,347	$14,386	$29,877	$13,874

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

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of September 30, 2012  and March 31, 2012 the condensed consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2012 and September 30, 2011 and the condensed consolidated statements of cash flows for the six months ended September 30, 2012 and September 30, 2011.  The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

	Thermon Holding Corp.
	Condensed Balance Sheet (Unaudited)
	September 30, 2012
	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,436	$14,974	$—	$16,410
Accounts receivable, net	—	—	33,456	42,109	(21,892)	53,673
Inventories, net	—	—	22,056	21,475	(1,957)	41,574
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,871	293	—	2,164
Income taxes receivable	—	—	5,092	(22)	—	5,070
Prepaid expenses and other current assets	—	—	1,250	6,095	622	7,967
Deferred Income taxes	—	—	2,752	514	—	3,266
Total current assets	—	—	67,913	85,438	(23,227)	130,124
Property, plant and equipment, net	—	—	23,646	5,544	—	29,190
Goodwill	—	—	47,391	70,544	—	117,935
Intangible assets, net	950	—	69,098	69,038	—	139,086
Debt Issuance costs, net	—	4,542	0	—	—	4,542
Investment in subsidiaries	133,673	261,536	91,413	—	(486,622)	—
	$134,623	$266,078	$299,461	$230,564	$(509,849)	$420,877
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$11,211	$11,155	$—	$22,366
Accrued liabilities	—	4,675	4,342	6,737	—	15,754
Obligations in settlement of the CHS Transactions	—	—	3,391	—	—	3,391
Borrowings under revolving lines of credit	—	—	—	—	—	—
Income tax payable	—	—	1,657	294	—	1,951
Billings in excess of costs and estimated	—	—	741	853	—	1,594
Intercompany loans	(18,592)	138,321	(66,356)	23,911	(77,284)	—
Total current liabilities	(18,592)	142,996	(45,014)	42,950	(77,284)	45,056
Long-term debt, net of current maturities	—	118,145	—	—	—	118,145
Deferred Income taxes	—	—	27,057	15,880	—	42,937
Other noncurrent liabilities	—	—	1,714	763	—	2,477
Shareholder’s equity	153,215	4,937	315,704	170,971	(432,565)	212,262
	$134,623	$266,078	$299,461	$230,564	$(509,849)	$420,877

	Thermon Holding Corp.
	Condensed Balance Sheet
	March 31, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5,815	$15,653	$—	$21,468
Accounts receivable, net	—	—	28,466	38,431	(16,860)	50,037
Inventories, net	—	—	20,225	19,949	(1,721)	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,458	538	—	1,996
Income taxes receivable	—	—	5,193	—	—	5,193
Prepaid expenses and other current assets	—	—	932	5,398	523	6,853
Deferred Income taxes	—	—	2,758	906	—	3,664
Total current assets	—	—	64,847	80,875	(18,058)	127,664
Property, plant and equipment, net	—	—	21,870	5,791	—	27,661
Goodwill	—	—	47,391	70,616	—	118,007
Intangible assets, net	1,078	—	72,019	71,704	—	144,801
Debt Issuance costs, net	—	7,446	—	—	—	7,446
Intercompany loans	—	—	160	—	(160)	—
Investment in subsidiaries	127,622	252,209	118,455	—	(498,286)	—
	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$—	$8,615	$18,768	$(11,655)	$15,728
Accrued liabilities	—	6,136	8,577	11,779	(4,050)	22,442
Current portion of long term debt	—	21,000	—	—	—	21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	2,098	348	—	2,446
Income taxes payable	—	—	114	1,260	—	1,374
Obligations in settlement of the CHS Transactions	—	—	3,528	—	—	3,528
Intercompany payables	(70,732)	110,062	(38,288)	273	(1,315)	—
Total current liabilities	(70,732)	137,198	(15,356)	32,428	(17,020)	66,518
Long-term debt, net of current maturities	—	118,145	—	—	—	118,145
Deferred Income taxes	—	—	29,725	16,274	—	45,999
Other noncurrent liabilities	—	—	1,702	735	—	2,437
Shareholder’s equity	199,432	4,312	308,671	179,549	(499,484)	192,480
	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$31,081	$50,100	$(13,823)	$67,358
Cost of sales	—	—	19,888	28,654	(13,823)	34,719
Gross profit	—	—	11,193	21,446	—	32,639
Operating expenses:
Marketing, general and administrative and engineering	336	—	5,713	8,445	—	14,494
Amortization of other intangible assets	64	—	1,460	1,274	—	2,798
Income (loss) from operations	(400)	—	4,020	11,727	—	15,347
Other income/(expenses):
Equity in earnings of subsidiaries	1,167	4,107	1,637	—	(6,911)	—
Interest income	—	—	0	30	—	30
Interest expense	—	(4,547)	(50)	(96)	—	(4,693)
Miscellaneous income/(expense)	—	—	1,645	(1,552)	—	93
Income (loss) before provision for income taxes	767	(440)	7,252	10,109	(6,911)	10,777
Income tax expense (benefit)	(140)	(1,591)	3,145	2,556	(180)	3,790
Net income (loss)	$907	$1,151	$4,107	$7,553	$(6,731)	$6,987
Comprehensive income (loss)
Net income (loss)	$907	$1,151	$4,107	$7,553	$(6,731)	$6,987
Foreign currency translation adjustment	—	—	—	5,412	—	5,412
Comprehensive income (loss)	$907	$1,151	$4,107	$12,965	$(6,731)	$12,399

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$36,626	$45,813	$(14,416)	$68,023
Cost of sales	—	—	24,434	26,139	(14,501)	36,072
Gross profit	—	—	12,192	19,674	85	31,951
Operating expenses:
Marketing, general and administrative and engineering	58	(1)	6,480	8,150	—	14,687
Amortization of other intangible assets	64	—	1,461	1,353	—	2,878
Income (loss) from operations	(122)	1	4,251	10,171	85	14,386
Other income/(expenses):
Equity in earnings of subsidiaries	4,445	6,710	3,517	—	(14,672)	—
Interest income	—	—	1	75	—	76
Interest expense	—	(4,886)	(32)	(112)	—	(5,030)
Loss on retirement of debt	—	(2,336)	—	—	—	(2,336)
Miscellaneous income/(expense)	—	—	1,743	(2,916)	—	(1,173)
Income (loss) before provision for income taxes	4,323	(511)	9,480	7,218	(14,587)	5,923
Income tax expense (benefit)	—	—	71	1,996	42	2,109
Net income (loss)	$4,323	$(511)	$9,409	$5,222	$(14,629)	$3,814
Comprehensive income (loss)
Net income (loss)	$4,323	$(511)	$9,409	$5,222	$(14,629)	$3,814
Foreign currency translation adjustment	—	—	—	(12,525)	—	(12,525)
Comprehensive income (loss)	$4,323	$(511)	$9,409	$(7,303)	$(14,629)	$(8,711)

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended September 30, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$67,161	$98,228	$(30,818)	$134,571
Cost of sales	—	—	42,760	56,396	(30,563)	68,593
Gross profit	—	—	24,401	41,832	(255)	65,978
Operating expenses:
Marketing, general and administrative and engineering	394	—	12,910	17,205	—	30,509
Amortization of other intangible assets	127	—	2,921	2,544	—	5,592
Income (loss) from operations	(521)	—	8,570	22,083	(255)	29,877
Other income/(expenses):
Equity in earnings of subsidiaries	14,067	10,140	4,024	—	(28,231)	—
Interest income	—	—	0	57	—	57
Interest expense	—	(8,702)	(111)	(247)	—	(9,060)
Miscellaneous income/(expense)	—	—	3,834	(3,697)	—	137
Income (loss) before provision for income taxes	13,546	1,438	16,317	18,196	(28,486)	21,011
Income tax expense (benefit)	(183)	(3,046)	6,177	4,574	(98)	7,424
Net income (loss)	$13,729	$4,484	$10,140	$13,622	$(28,388)	$13,587
Comprehensive income (loss)
Net income (loss)	$13,729	$4,484	$10,140	$13,622	$(28,388)	$13,587
Foreign currency translation adjustment	—	—	—	(36)	—	(36)
Comprehensive income (loss)	$13,729	$4,484	$10,140	$13,586	$(28,388)	$13,551

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended September 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$74,500	$90,638	$(32,497)	$132,641
Cost of sales	—	—	49,119	51,490	(31,908)	68,701
Gross profit	—	—	25,381	39,148	(589)	63,940
Operating expenses:
Marketing, general and administrative and engineering	6,515	7,860	14,377	15,551	—	44,303
Amortization of other intangible assets	128	—	2,921	2,714	—	5,763
Income (loss) from operations	(6,643)	(7,860)	8,083	20,883	(589)	13,874
Other income/(expenses):
Equity in earnings of subsidiaries	6,000	20,022	9,571	—	(35,593)	—
Interest income	—	—	21	146	—	167
Interest expense	—	(11,589)	(35)	(196)	—	(11,820)
Loss on retirement of debt	—	(2,966)	—	—	—	(2,966)
Miscellaneous income/(expense)	—	—	3,648	(4,835)	—	(1,187)
Income (loss) before provision for income taxes	(643)	(2,393)	21,288	15,998	(36,182)	(1,932)
Income tax expense (benefit)	—	—	(4,864)	4,266	(182)	(780)
Net income (loss)	$(643)	$(2,393)	$26,152	$11,732	$(36,000)	$(1,152)
Comprehensive income (loss)
Net income (loss)	$(643)	$(2,393)	$26,152	$11,732	$(36,000)	$(1,152)
Foreign currency translation adjustment	—	—	—	(11,130)	—	(11,130)
Comprehensive income (loss)	$(643)	$(2,393)	$26,152	$602	$(36,000)	$(12,282)

Thermon Holding Corp.
Condensed Statement of Cash Flows (Unaudited)

	Six Months Ended September 30, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Net cash provided by operations	$—	$(6,629)	$8,063	$12,391	$—	$13,825
Investing activities
Purchases of P.P.&E.	—	—	(2,689)	(191)	—	(2,880)
Cash paid for Thermon	—	—	(137)	—	—	(137)
Net cash (used in) investing activities	—	—	(2,826)	(191)	—	(3,017)
Financing activities
Payments on Senior Secured Notes	—	(21,000)	—	—	—	(21,000)
Proceeds from revolving lines of credit	—	—	—	—	—	—
Proceeds from stock option exercises	3,251	—	—	—	—	3,251
Excess tax deduction on stock option exercises	2,585	—	—	—	—	2,585
Premiums paid on redemption of Senior Secured Notes	—	(630)	—	—	—	(630)
Change in affiliate debt	(5,836)	28,259	(9,616)	(12,879)	72	—
Net cash (used in) financing activities	—	6,629	(9,616)	(12,879)	72	(15,794)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	(72)	(72)
Change in cash and cash equivalents	—	—	(4,379)	(679)	—	(5,058)
Cash at beginning of period	—	—	5,815	15,653	—	21,468
Cash at End of period	$—	$—	$1,436	$14,974	$—	$16,410

Thermon Holding Corp.
Condensed Statement of Cash Flows (Unaudited)

	Six Months Ended September 30, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Net cash (used in) operations	$504	$(18,715)	$1,833	$1,584	$12	$(14,782)
Investing activities
Purchases of P.P.&E.	—	—	(4,140)	(127)	—	(4,267)
Cash paid for Thermon	—	—	(372)	—	—	(372)
Net cash (used in) investing activities	—	—	(4,512)	(127)	—	(4,639)
Financing activities
Payments on Senior Secured Notes	—	(66,590)	—	—	—	(66,590)
Proceeds from revolving lines of credit	—	6,500	—	—	—	6,500
Payments on revolving lines of credit	—	—	—	(2,063)	—	(2,063)
Capital contributions	48,709	—	—	—	—	48,709
Premiums paid on redemption of Senior Secured Notes	—	(3,596)	—	—	—	(3,596)
Change in affiliate debt	(49,213)	82,401	(33,176)	—	(12)	—
Net cash (used in) financing activities	(504)	18,715	(33,176)	(2,063)	(12)	(17,040)
Effect of exchange rates on cash and cash equivalents	—	—	—	(1,363)	—	(1,363)
Change in cash and cash equivalents	0	—	(35,855)	(1,969)	—	(37,824)
Cash at beginning of period	—	—	41,829	9,187	—	51,016
Cash at End of period	$—	$—	$5,974	$7,218	$—	$13,192

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2012 and 2011 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three and six month periods ended September 30, 2012 and 2011 as Interim 2013 and Interim 2012 and YTD 2013 and YTD 2012, respectively.  The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and related notes included above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business; and (xii) other factors discussed in more detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 8, 2012 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For Interim 2013 and YTD 2013, approximately 72% and 71% of our revenues were generated outside of the United States, respectively.
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
We believe that our pipeline of planned projects, as evidenced by our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2012 was $112.9 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales.  Our cost of sales includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of sales include contract engineering cost directly associated with projects, direct labor cost, external sales commissions, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are mainly indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers, and we generally have been successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance, however, that we may be able to pass along such cost increases to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Greenfield	38%	36%	39%	35%
MRO/UE	62%	64%	61%	65%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For Interim 2013, MRO/UE sales comprised approximately 62% of our consolidated revenues.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations
The following table sets forth our statements of operations for the three months ended September 30, 2012 and the three months ended September 30, 2011 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/ (Decrease)
	2012	2011	$	%
Consolidated Statements of Operations Data:
Sales	$67,358	$68,023	$(665)	(1.0)%
Cost of sales	34,719	36,072	(1,353)	(3.8)%
Gross profit	$32,639	$31,951	$688	2.2%
Gross margin %	48.5%	47.0%
Operating expenses:
Marketing, general and administrative and engineering	$14,158	$14,615	$(457)	(3.1)%
Stock compensation expense	336	57	279	489.5%
Management fees	—	15	(15)	(100.0)%
Amortization of intangible assets	2,798	2,878	(80)	(2.8)%
Income (loss) from operations	$15,347	$14,386	$961	6.7%
Interest expense, net (1):
Interest income	30	76	(46)	(60.5)%
Interest expense	(2,969)	(3,581)	612	(17.1)%
Acceleration of unamortized debt cost	(1,447)	(1,051)	(396)	37.7%
Loss on retirement of debt	—	(2,336)	2,336	(100.0)%
Amortization of debt costs	(277)	(398)	121	(30.4)%
Interest expense, net	(4,663)	(7,290)	(2,627)	36.0%
Other income/(expense)	93	(1,173)	1,266	(107.9)%
Income before provision for income taxes	$10,777	$5,923	$4,854	82.0%
Income tax expense	3,790	2,109	1,681	79.7%
Net income	$6,987	$3,814	$3,173	83.2%
__________________________________
(1)                                 During the three months ended September 30, 2012, we negotiated a new revolving line of credit agreement. As a result, we wrote off $1.4 million of unamortized debt costs related to the terminated contract. During the three months ended September 30, 2011, we made redemption payments on our senior secured notes totaling $24.6 million.  These payments resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal during Interim 2012  We have presented the breakdown of these charges in order to provide our expected interest and debt amortization cost in future periods.
Three Months Ended September 30, 2012 (“Interim 2013”) Compared to the Three Months Ended September 30, 2011 (“Interim 2012”)
Revenues. Revenues for Interim 2013 were $67.4 million, compared to $68.0 million for Interim 2012, a decrease of $0.7 million or 1.0%.  Revenues in Interim 2013 were negatively impacted by foreign currencies. Approximately 72% of our sales are to foreign customers. Due to the strengthening U.S. dollar, our foreign sales were converted at a lower rate than the prior period.   We estimate the negative impact to revenue from the strengthening dollar to be approximately $3.3 million during Interim 2013. Revenue from Greenfield projects was slightly higher in Interim 2013, representing 38% of total sales as compared to 36% in Interim 2012.  Both periods are in line with our historical mix of MRO/UE and Greenfield revenues.
Gross profit and margin. Gross profit totaled $32.6 million in Interim 2013, compared to $32.0 million in Interim 2012, an increase of $0.7 million or 2.2%. As a percentage of revenues, gross profit increased to 48.5% in Interim 2013 from 47.0% in Interim 2012.  Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales. Generally, Greenfield sales generate lower margins as compared to MRO/UE sales. Although we saw a greater percentage of Greenfield sales in Interim 2013 than in Interim 2012, our Interim 2013 Greenfield sales delivered higher margin than in Interim 2012 due to the product mix within our Greenfield sales. Greenfield sales include all of our product types including design and installation services as well our manufactured products and those products that we outsource. Since we derive higher margins from our manufactured products than we do from outsourced products, design and installations, gross margins on our Greenfield sales will fluctuate accordingly. Gross margins on MRO/UE sales in Interim 2013 were also slightly higher than in Interim 2012.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation and management fee expenses) were $14.5 million for Interim 2013, compared to $14.7 million in Interim 2012, a decrease of $0.2 million or 1.4%. Marketing, general and administrative and engineering costs were 21.5% of total revenue in Interim 2013 as compared to 21.6% in Interim 2012.
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
Interest expense. Interest expense, net, was $4.7 million in Interim 2013, compared to $7.3 million in Interim 2012, a decrease of $2.6 million. In Interim 2013 we negotiated a new revolving line of credit agreement. As a result, we wrote off $1.4 million of unamortized debt costs related to the terminated contract, which is included in interest expense. In Interim 2012, we made partial redemptions of our senior secured notes with $24.6 million in aggregate principal amount being redeemed. In connection with these bond redemptions, we incurred deferred debt acceleration costs of $1.1 million and loss on retirement of debt of $2.3 million. There were no redemptions on the senior secured notes in Interim 2013. Interest expense on outstanding principal balances was $3.0 million and $3.6 million for Interim 2013 and Interim 2012, respectively.  The decrease in interest expense is the result of a total of $91.9 million of our senior secured notes being redeemed, repurchased and retired since March 31, 2011.
Miscellaneous expense. Other income was $0.1 in Interim 2013 and $1.2 million of expense in Interim 2012. The $1.2 million expense in Interim 2012 is associated with foreign exchange transactions losses.  During the prior year Interim 2012, there was significant volatility in currency rates, most notably the strengthening of the US Dollar. The foreign exchange losses that occurred in Interim 2012 were prior to the use of foreign currency forward contracts which minimized the foreign exchange transaction losses in Interim 2013. See "Item 3- Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $3.8 million in Interim 2013, compared to $2.1 million in Interim 2012, an increase of $1.7 million. The increase is attributable to higher income before tax in Interim 2013 which was $10.8 million compared to $5.9 million in Interim 2012. Our effective tax rates were 35.2% in Interim 2013 and 35.6% in Interim 2012. Our anticipated annual effective tax rate of approximately 35.0% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for the three months ended September 30, 2012. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended September 30, 2012, included elsewhere in this quarterly report, for further detail on income taxes.
Net income (loss). Net income was $7.0 million in Interim 2013 as compared to $3.8 million in Interim 2012, an increase of $3.2 million. The increase in net income is the result of the reduction of interest expense of $2.6 million, the increased gross profit of $0.7 million, the reduction of marketing, general and administrative and engineering costs of $0.2 million and the reduction of losses from foreign exchange transactions of $1.3 million, which is included in miscellaneous expense. These were offset by increased tax expense of $1.7 million.
Results of Operations
The following table sets forth our statements of operations for the six months ended September 30, 2012 and the six months ended September 30, 2011 and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/ (Decrease)
	2012	2011	$	%
Consolidated Statements of Operations Data:
Sales	$134,571	$132,641	$1,930	1.5%
Cost of sales	68,593	68,701	(108)	(0.2)%
Gross profit	$65,978	$63,940	$2,038	3.2%
Gross margin %	49.0%	48.2%
Operating expenses:
Marketing, general and administrative and engineering	$30,115	$29,784	$331	1.1%
Stock compensation expense	394	6,399	(6,005)	(93.8)%
Management fees, including termination fees	—	8,120	(8,120)	(100.0)%
Amortization of intangible assets	5,592	5,763	(171)	(3.0)%
Income from operations	$29,877	$13,874	$16,003	115.3%
Interest expense, net (1):
Interest income	57	167	(110)	(65.9)%
Interest expense	(6,156)	(8,057)	1,901	(23.6)%
Acceleration of unamortized debt cost	(2,318)	(2,922)	604	(20.7)%
Loss on retirement of debt	—	(2,966)	2,966	(100)%
Amortization of debt costs	(586)	(841)	255	(30.3)%
Interest expense, net	(9,003)	(14,619)	5,616	(38.4)%
Other income/(expense)	137	(1,187)	1,324	(111.5)%
Income (loss) before provision for income taxes	$21,011	$(1,932)	$22,943	(1,187.5)%
Income tax expense (benefit)	7,424	(780)	8,204	(1,051.8)%
Net income (loss)	$13,587	$(1,152)	$14,739	(1,279.4)%
__________________________________
(1)                                 We made redemption payments on our senior secured notes totaling $21 million and $66.6 million during the six months ended September 30, 2012 and 2011, respectively. In addition, during the six months ended September 30, 2012, we negotiated a new revolving line of credit agreement and terminated the existing one. These payments and contract terminations resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal. We have presented the breakdown of these charges in order to provide our expected interest and debt amortization cost in future periods.
Six Months Ended September 30, 2012 (“YTD 2013”) Compared to the Six Months Ended September 30, 2011 (“YTD 2012”)
Revenues. Revenues for YTD 2013 were $134.6 million, compared to $132.6 million for YTD 2012, an increase of $1.9 million or 1.5%.  While revenue increased during YTD 2013, we were negatively impacted by foreign currencies. Approximately 71% of our sales are to foreign customers and the strengthening U.S. dollar results results in a lower conversion rate for foreign sales.  We estimate the impact of the strengthening dollar to be approximately $7.0 million during YTD 2013.  Revenue from Greenfield projects was slightly higher in YTD 2013, representing 39% of total sales as compared to 35% in YTD 2012.  Both periods are in line with our historical mix of MRO/UE and Greenfield revenues.
Gross profit and margin. Gross profit totaled $66.0 million in YTD 2013, compared to $63.9 million in YTD 2012, an increase of $2.0 million or 3.2%, which was comparable with our increase in revenues. As a percentage of revenues, gross profit increased to 49.0% in YTD 2013 from 48.2% in YTD 2012.  Generally, our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. Although we saw a greater percentage of Greenfield sales in Interim 2013 than in Interim 2012, our Interim 2013 Greenfield sales delivered higher margin than in Interim 2012 due to the product mix of our Greenfield sales. Greenfield sales include all of our product types including design and installation services as well our manufactured products and those products that we outsource. Since we derive higher margins from our manufactured products than we do from outsourced products, design and installations, gross margins on our Greenfield sales will fluctuate accordingly. Gross margins on MRO/UE sales in

Interim 2013 were also slightly higher than in Interim 2012.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation and management fee expenses) were $30.5 million for YTD 2013, compared to $44.3 million in YTD 2012, a decrease of $13.8 million or 31.1%. Included in the YTD 2012 amount are stock compensation charges of $6.4 million relating to the acceleration of options outstanding under our prior stock option plan at the IPO date and $8.1 million in termination and management fees paid to our private equity sponsors in consideration for their agreement to terminate their management contract with us.   Excluding these charges, marketing, general and administrative and engineering costs would have been $29.8 million in YTD 2012 or 22.5% of total revenue as compared to 22.7% in YTD 2013.
Amortization of intangible assets. Amortization of intangible assets was $5.6 million in YTD 2013, compared to $5.8 million in YTD 2012, a decrease of $0.2 million. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be representative of our estimated quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense. Interest expense, net, was $9.0 million in YTD 2013, compared to $14.6 million in YTD 2012, a decrease of $5.6 million. In both YTD 2013 and in YTD 2012, we made partial redemptions of our senior secured notes with $21.0 million aggregate principal amount being redeemed in YTD 2013 and $66.6 million aggregate principal being redeemed in YTD 2012. In YTD 2013 we negotiated a new revolving line of credit agreement. As a result, we wrote off $1.4 million of unamortized debt costs related to the terminated contract.   In connection with the bond redemptions and the termination of the previous revolving line of credit, we incurred deferred debt cost acceleration costs of $2.3 million in YTD 2013.  In YTD 2012, we incurred deferred debt cost acceleration costs of $2.9 million and loss on retirement of debt of $3.0 million. Interest expense on outstanding principal balances was $6.2 million and $8.1 million for YTD 2013 and YTD 2012, respectively.  The decrease in interest expense is the result of a total of $91.9 million of our senior secured notes being redeemed, repurchased and retired since March 31, 2011.
Miscellaneous income/expense. Other income was $0.1 million in YTD 2013 and other expense of $1.2 million in YTD 2012. The amounts reported relate mostly to foreign currency transaction gains and losses. During the prior period YTD 2012, there was significant volatility in currency rates, most notably the strengthening of the US Dollar. The foreign exchange losses that occurred in YTD 2012 were prior to the use of foreign currency forward contracts which minimized the foreign exchange transaction losses in YTD 2013. See "Item 3- Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $7.4 million in YTD 2013, compared to a tax benefit of $0.8 million in YTD 2012, an increase of $8.2 million in income tax expense. The increase is attributable to higher income before tax in YTD 2013 which was $21.0 million compared to a pre-tax loss of $1.9 million in YTD 2012. The effective tax rates were 35.3% in YTD 2013 and a benefit rate of 40.4% in YTD 2012. Our anticipated annual effective tax rate of approximately 35.0% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for the six months ended September 30, 2012. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements for the six months ended September 30, 2012, included elsewhere in this quarterly report, for further detail on income taxes.
Net income (loss). Net income was $13.6 million in YTD 2013 as compared to a loss of $1.2 million in YTD 2012, an increase of $14.7 million. The improved results are mostly attributable to the elimination of stock compensation charges of $6.0 million and $8.1 million in termination and management fees paid which were incurred in YTD 2012 and were related to our IPO.  In addition, , the reduction of interest expense of $5.6 million and the reduction of losses from foreign exchange transactions of $1.3 million, included in miscellaneous expense, contributed to the increase in net income. These were offset in part by increased tax expense of $8.2 million.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our material contractual payment obligations as of September 30, 2012.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior secured notes	$118,145	$—	$—	$118,145	$—
Estimated interest payments on above indebtedness(1)	51,443	11,224	22,448	17,771	—
Operating lease obligations(2)	5,793	1,663	2,781	1,148	201
Obligations in settlement of the CHS Transactions(3)	3,391	3,391	—	—	—
Raw material supply obligation(4)	1,221	1,221	—	—	—
Information technology services agreement(5)	1,921	997	872	52	—
Total	$181,914	$18,496	$26,101	$137,116	$201
__________________________________
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
(4)                       Represents the future committed supply purchases of raw materials used in our manufacturing process.
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
On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the Agency, advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, accordingly, the Agency has made an assessment of approximately $2.9 million.  At September 30, 2012, we have not recorded a tax liability reserve due for this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.
Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the year ended March 31, 2012, we concluded settlement of some of these matters whereby our Indian subsidiary paid approximately $0.1 million.  At September 30, 2012, we have reserved $0.2 million in estimated settlement of the remaining matters.

Other than the aforementioned items, there are no other gains or losses or litigation settlements that are not provided for in the accounts.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On September 30, 2012, we had in place standby letters of credit, bank guarantees and performance bonds totaling $12.0 million to back our various customer contracts. As of September 30, 2012, we also had in place a $0.3 million letter of credit as collateral for the revolving credit facility for our subsidiary in Japan. Our Indian subsidiary also has $3.7 million in customs bonds outstanding.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At September 30, 2012, we had $16.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $1.4 million, or 9%, of these amounts were held in domestic accounts with various institutions and approximately $15.0 million, or 91%, of these amounts were held in accounts outside of the United States with various financial institutions.
Revolving credit facility and senior secured notes.
See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Notes” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured notes, which is hereby incorporated by reference into this Item 2.  At September 30, 2012, we had no borrowings under the revolving line of credit. From time to time, we may choose to utilize our revolving line of credit to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations involved with repatriating funds from certain of our foreign subsidiaries (see “— Repatriation Considerations” below).  At September 30, 2012, we had $39.2 million of available borrowing capacity under the revolving credit facility.
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
Net cash provided by (used by) operating activities totaled $13.8 million for YTD 2013, compared to $(14.8) million used in YTD 2012. The increase in cash provided by operations of $28.6 million is primarily the result of improved net income.  Net income was $13.6 million in YTD 2013, whereas YTD 2012 had a loss of $(1.2) million. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes amounted to a source of cash of $7.1 million and $20.4 million in YTD 2013 and YTD 2012, respectively.   As a result of the general growth in the business, accounts receivable increased in both periods.  This is reflected as a use of cash of $(3.7) million and $(8.8) million in YTD 2013 and YTD 2012, respectively. During both YTD 2013 and in YTD 2012, inventory

grew, using $(3.5) million and $(5.6) million, respectively.   During YTD 2013, our combined balances of liabilities and payables increased $0.8 million, while during YTD 2012 we reduced liabilities and payables using $(6.8) million. During YTD 2013, our net tax liability increased resulting in a source of cash of $0.6 million. In YTD 2012, we used $(13.8) million to pay tax liabilities.
Net cash used in investing activities totaled $3.0 million for YTD 2013, compared to $4.6 million in YTD 2012. Cash used in investing activities almost entirely related to capital expenditures in both periods.
Net cash (used in) financing activities totaled $(15.8) million used in YTD 2013 and $(17.3) million used in YTD 2012 reflecting a decrease in the use of cash of $1.5 million. In YTD 2013, we paid $(21.6) million in principal and related prepayment premiums on our senior secured notes.  In YTD 2013, we received $3.3 million from stock option exercises plus the tax benefit of $2.6 million which is associated with these stock option exercises. We report the taxable income earned by our employees on stock option exercises as a tax deduction on the company's income tax return. This tax benefit is a result of the differences between our GAAP and tax accounting. In YTD 2012, we received net proceeds on our IPO of $48.5 million.  With a combination of IPO proceeds and cash on hand, we used cash to redeem $(70.2) million in aggregate principal of our senior secured notes and related prepayment premiums. In YTD 2012, we also borrowed on our line of credit for a source of cash of $4.4 million.
For YTD 2013, the consolidated statements of cash flows were identical for TGH and THC. For YTD 2012, the consolidated statements of cash flows for TGH and THC were substantially the same. In the previous analysis, we discuss the cash used in operating activities as it relates to TGH. However, THC had cash used by financing activities of $17.0 million, or $250,000 more than TGH. This is the result of cash contributed by TGH to THC in addition to the IPO proceeds in YTD 2012.
Off-Balance Sheet Arrangements
As of September 30, 2012, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

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
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for a discussion of the Company’s critical accounting policies and estimates.

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
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures are the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 71% of our YTD 2013 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2013, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.9 million for YTD 2013. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $1.1 million for YTD 2013. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.2 million for YTD 2013. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.2 million for YTD 2013.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations YTD 2013 was a $0.1 million gain compared to a loss of $1.2 million in YTD 2012.  The loss in YTD 2012 was prior to the implementation of our use of foreign currency forward contracts which attempts to mitigate foreign exchange gains and losses.
As of September 30, 2012, we had approximately $23.0 million in notional forward contracts to purchase foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 9, “Long Term Debt” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
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
Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For YTD 2013, we estimate that our sales were negatively affected by $7.0 million as compared to the foreign exchange translation rates that were in effect in YTD 2012.
At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our balance sheet. The unrealized effect of foreign currency translation was a loss of $36,000 in YTD 2013, compared to a loss of $11.1 million in YTD 2012. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of miscellaneous income in the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At September 30, 2012, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 3%, had there been any borrowings outstanding. Based on our average borrowings during YTD 2013, a one percent increase or decrease in our interest rate would result in a net increase or decrease, respectively, of our annual interest expense of approximately $34,000.
The senior secured notes are denominated and payable in the U.S. Dollar. Approximately 71% of our consolidated revenue was generated in foreign currency in YTD 2013; therefore, we expect to have to repatriate our cash earnings in foreign locations in order to make principal reductions on the senior secured notes. In the event that the U.S. Dollar strengthens relative to the foreign currencies we are repatriating to make principal repayments, we may incur exchange rate losses that are larger than those that we have reported historically.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in THC’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, THC’s internal control over financial reporting.
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
Item 1A — Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 8, 2012.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of TGH equity securities during the three months ended September 30, 2012.  THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 13, 2012	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)
THERMON HOLDING CORP. (registrant)
Date: November 13, 2012	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Thermon Group Holdings, Inc.'s Current Report on Form 8-K filed on August 6, 2012)

10.2
Credit Agreement dated August 7, 2012 by and among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrants' Current Report on Form 8-K filed on August 21, 2012)

10.3	Form of Performance Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan+*

10.4	Form of Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan+*

31.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Rodney Bingham, Chief Executive Officer of Thermon Group Holdings, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer of Thermon Group Holdings, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Rodney Bingham, Chief Executive Officer of Thermon Holding Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Jay Peterson, Chief Financial Officer of Thermon Holding Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements**

 __________________________________

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

+    Indicates management contract or compensatory plan.