Form 10-Q/A
period 2012-06-30
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2013-02-14
CIK 1489096, 1497822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35159 (Thermon Group Holdings, Inc.)

Commission File Number: 333-168915-05 (Thermon Holding Corp.)

THERMON GROUP HOLDINGS, INC.

THERMON HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware (Thermon Group Holdings, Inc.) Delaware (Thermon Holding Corp.)	27-2228185 (Thermon Group Holdings, Inc.) 26-0249310 (Thermon Holding Corp.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Thermon Drive, San Marcos, Texas 78666

(Address of principal executive offices, including zip code)

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

Thermon Group Holdings, Inc. Yes ☒ No ☐	Thermon Holding Corp. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Thermon Group Holdings, Inc. Yes ☒ No ☐	Thermon Holding Corp. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Thermon Group Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Thermon Holding Corp.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Thermon Group Holdings, Inc. Yes ☐ No ☒	Thermon Holding Corp. Yes ☐ No ☒

As of February 11, 2013, each registrant had the following number of shares of common stock outstanding:

Thermon Group Holdings, Inc.: 31,139,628 shares, par value $0.001 per share

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share. Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

Thermon Holding Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXPLANATORY NOTE

Thermon Group Holdings, Inc. (“TGH”) and Thermon Holding Corp. (“THC”) are filing this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 13, 2012 (the “Quarterly Report”). This Amendment is being filed solely for the purpose of correcting an inadvertent omission of the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) in the certifications of the Chief Executive Officer and Chief Financial Officer of TGH and THC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  New Section 302 certifications of the Chief Executive Officer and Chief Financial Officer of TGH and THC correcting this error are filed herewith as Exhibits 31.1, 31.2, 31.3 and 31.4 to this Amendment.

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report. Other than as set forth above, this Amendment does not modify or update disclosures in the Quarterly Report or change any previously reported financial results.  Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

Item 6                    EXHIBITS

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

*                                         Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)

Date: February 14, 2013	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)

THERMON HOLDING CORP. (registrant)

Date: February 14, 2013	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)