Form 10-Q/A
period 2012-09-30
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2013-02-14
CIK 1489096, 1497822

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

EXPLANATORY NOTE

Thermon Group Holdings, Inc. (“TGH”) and Thermon Holding Corp. (“THC”) are filing this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on November 13, 2012 (the “Quarterly Report”). This Amendment is being filed solely for the purpose of correcting an inadvertent omission of the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) in the certifications of the Chief Executive Officer and Chief Financial Officer of TGH and THC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  New Section 302 certifications of the Chief Executive Officer and Chief Financial Officer of TGH and THC correcting this error are filed herewith as Exhibits 31.1, 31.2, 31.3 and 31.4 to this Amendment.

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