Form 10-Q
period 2012-12-31
Thermon Group Holdings, Inc.; Thermon Holding Corp.
filed 2013-02-14
CIK 1489096, 1497822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Thermon Group Holdings, Inc.:  31,139,628 shares, par value $0.001 per share.

Thermon Holding Corp.: 100,000 shares, par value $0.001 per share.  Thermon Group Holdings, Inc. is the sole stockholder of Thermon Holding Corp. common stock.

Thermon Holding Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

2

EXPLANATORY NOTE
This quarterly report (“this quarterly report”) combines the Quarterly Reports on Form 10-Q for the quarter ended December 31, 2012 of Thermon Group Holdings, Inc. and Thermon Holding Corp.
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

THERMON GROUP HOLDINGS, INC. and THERMON HOLDING CORP. (Combined)

QUARTERLY REPORT
FOR THE QUARTER ENDED December 31, 2012

i

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements of Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2012	March 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,389	$21,468
Accounts receivable, net of allowance for doubtful accounts of $858 and $1,434 as of December 31, 2012 and March 31, 2012, respectively	55,899	50,037
Inventories, net	40,923	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	2,674	1,996
Income taxes receivable	5,070	5,193
Prepaid expenses and other current assets	7,099	6,853
Deferred income taxes	3,396	3,664
Total current assets	143,450	127,664
Property, plant and equipment, net	31,097	27,661
Goodwill	117,984	118,007
Intangible assets, net	136,320	144,801
Debt issuance costs, net	4,570	7,446
Total assets	$433,421	$425,579
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,156	$15,728
Accrued liabilities	15,057	22,442
Current portion of long term debt	—	21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,178	2,446
Income taxes payable	2,385	1,374
Obligations due to settle the CHS Transactions	3,325	3,528
Total current liabilities	47,101	66,518
Long-term debt, net of current maturities	118,145	118,145
Deferred income taxes	43,073	45,999
Other noncurrent liabilities	2,702	2,437
Common stock: $.001 par value; 150,000,000 authorized; 31,110,662 and 30,208,084 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	31	30
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	200,808	191,998
Accumulated other comprehensive income	3,146	3,362
Retained earnings (accumulated deficit)	18,415	(2,910)
Shareholders’ equity	222,400	192,480
Total liabilities and shareholders' equity	$433,421	$425,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011

Sales	$76,750	$69,197	$211,951	$202,483
Cost of sales	41,799	35,506	111,022	104,852
Gross profit	34,951	33,691	100,929	97,631
Operating expenses:
Marketing, general and administrative and engineering	16,885	15,300	47,394	59,603
Amortization of intangible assets	2,813	2,809	8,405	8,572
Income from operations	15,253	15,582	45,130	29,456
Other income/(expenses):
Interest income	36	72	93	239
Interest expense	(3,116)	(4,203)	(12,176)	(16,023)
Loss on retirement of senior secured notes	—	(229)	—	(3,195)
Miscellaneous income (expense)	(274)	(215)	(137)	(1,402)
Income before provision for income taxes	11,899	11,007	32,910	9,075
Income tax expense	4,161	4,074	11,585	3,294
Net income	$7,738	$6,933	$21,325	$5,781
Comprehensive income (loss):
Net income	$7,738	$6,933	$21,325	$5,781
Foreign currency translation adjustment	(180)	113	(216)	(11,017)
Comprehensive income (loss)	$7,558	$7,046	$21,109	$(5,236)
Income per common share:
Basic	$0.25	$0.23	$0.70	$0.20
Diluted	0.24	0.22	0.67	0.19
Weighted-average shares used in computing net income per common share:
Basic	30,947,064	29,586,956	30,672,803	28,937,292
Diluted	31,871,097	31,216,493	31,725,724	30,480,160

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Operating activities
Net income	$21,325	$5,781
Adjustment to reconcile net income to net cash (used in), provided by operating activities:
Depreciation and amortization	10,306	10,623
Amortization of debt costs	3,124	4,100
Stock compensation expense	869	6,457
Benefit for deferred income taxes	(2,975)	(175)
Premiums paid on redemptions, included as financing activities	—	3,825
Changes in operating assets and liabilities:
Accounts receivable	(5,902)	(8,209)
Inventories	(2,811)	(10,413)
Costs and estimated earnings in excess of billings on uncompleted contracts	(356)	(591)
Other current and noncurrent assets	371	1,013
Accounts payable	8,375	4,904
Accrued liabilities and noncurrent liabilities	(6,928)	(11,488)
Income taxes payable	746	(12,308)
Net cash (used in) provided by operating activities	26,144	(6,481)
Investing activities
Purchases of property, plant and equipment	(5,245)	(6,179)
Cash paid for Thermon Holding Corp.	(203)	(663)
Net cash used in investing activities	(5,448)	(6,842)
Financing activities
Payments on senior secured notes	(21,000)	(70,855)
Proceeds from revolving line of credit	—	9,000
Payments on revolving lines of credit and long term debt	—	(2,063)
Issuance costs associated with revolving line of credit	(248)	—
Capital contributions	—	48,459
Proceeds from exercise of stock options	4,571	1,579
Benefit from excess tax deduction from option exercises	3,369	—
Premium paid on retirement of senior secured notes	(630)	(3,825)
Net cash (used in) financing activities	(13,938)	(17,705)
Effect of exchange rate changes on cash and cash equivalents	163	(462)
Change in cash and cash equivalents	6,921	(31,490)
Cash and cash equivalents at beginning of period	21,468	51,266
Cash and cash equivalents at end of period	$28,389	$19,776

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
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2012. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2012 and March 31, 2012, and the results of our operations for the three and nine months ended December 31, 2012 and 2011.  Certain reclassifications have been made to the prior period presentation of cash flows to conform to the current period presentation. Specifically, we have provided further detail to the condensed consolidated statement of cash flows related to premiums paid on redemptions included within cash used in operating activities. The reclassification did not change total cash used in operating activities.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements.  The operating results for the three and nine month period ended December 31, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2013.

Corrections of classification errors in previously reported Condensed Consolidated Statement of Comprehensive Income (Loss)

During the third quarter of fiscal 2013, we identified a classification error in our consolidated statements of operations and comprehensive income for all previously reported periods. We determined that freight charges that were invoiced to customers had been recorded as a reduction to cost of sales instead of as additional sales. The result of this error was an understatement of sales and cost of sales of $313 for the three months ended September 30, 2012, $317 for the three months ended June 30, 2012, $360 for the three months ended December 31, 2011, $328 for the three months ended September 30, 2011 and $317 for the three months ended June 30, 2011. The classification errors had no effect on the reported gross profit, income from operations or net income and also had no effect on the consolidated balance sheet, the consolidated statement of cash flows or the consolidated statement of shareholders' equity.

Though the correction of the classification errors had no effect on our gross profit, it did result in a slight reduction to our previously reported gross margin as a percentage of revenue as follows below:

	Three Months Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011
As reported:
Sales	$67,358	$67,213	$68,837	$68,023	$64,618
Cost of sales	34,719	33,874	35,146	36,072	32,629
Gross profit	32,639	33,339	33,691	31,951	31,989
Gross profit as a percentage of revenue	48.5%	49.6%	48.9%	47.0%	49.5%

	Three Months Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011
As corrected:
Sales	$67,671	$67,530	$69,197	$68,351	$64,935
Cost of sales	35,032	34,191	35,506	36,400	32,946
Gross profit	32,639	33,339	33,691	31,951	31,989
Gross profit as a percentage of revenue	48.2%	49.4%	48.7%	46.7%	49.3%

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

The reduction to cash flows from operating activities for the excess tax deduction has been properly reflected in the cash flow statement for the nine months ended December 31, 2012. Based on our evaluation of relevant quantitative and qualitative factors, we determined that the classification errors are immaterial to our prior period financial statements and did not warrant an amendment of our financial statements for fiscal 2012 or the first quarter of fiscal 2013. The Company plans to correct the comparative presentation of the prior periods in future filings as follows:

	Three Months Ended	Year Ended
	June 30, 2012	March 31, 2012
Cash flows from operating activities:
As reported	$1,600	$5,293
Error correction	(1,243)	(2,181)
As adjusted	357	3,112

Cash flows from financing activities:
As reported	$(6,949)	$(24,852)
Error correction	1,243	2,181
As adjusted	(5,706)	(22,671)
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  We have adopted ASC 820 effective April 1, 2012, and it is being applied prospectively. In conjunction with adopting ASC 820, we disclosed the fair value of investments and the inputs used to estimate that fair value.
In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  We have adopted ASC 220 effective April 1, 2012 and in conjunction with adopting ASC 220, we chose to present the components of comprehensive income within a single statement of other comprehensive income or loss. ASC 220 affects presentation and disclosure only and therefore adoption did not affect our results as reported in our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, which updated the guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have an impact on our financial condition or results of operations.

2. Fair Value Measurements
Fair Value. We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value and expands on required disclosures regarding fair value measurements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At December 31, 2012 and March 31, 2012, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value follows:

	December 31, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,145	$132,027	$139,145	$153,755	Level 2 - Market Approach

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
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The balance sheet reflects unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2012 and March 31, 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were as follows:

Notional amount of foreign exchange forward contracts by currency
	December 31, 2012	March 31, 2012
Russian Ruble	$5,904	$5,625
Euro	2,909	7,495
Canadian Dollar	1,219	1,309
South Korean Won	1,490	—
Other	497	—
Total notional amounts	$12,019	$14,429
The condensed consolidated balance sheets reflects unrealized gains and losses at their fair value as of the reporting date. Unrealized gains are reflected in accounts receivable, net and unrealized losses within accrued liabilities.

	December 31, 2012		March 31, 2012
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$17	$67	$8	$196

Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations were a loss of $425 and a gain of $126 for the three months ended December 31, 2012 and 2011, respectively and a loss of $164 and a gain of $126 for the nine months ended December 31, 2012 and 2011, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency gains and losses were losses of $242 and $213 for the three months ended December 31, 2012 and 2011, respectively, and losses of $181 and $1,456 for the nine months ended December 31, 2012 and 2011, respectively.

3. Earnings and Net Income per Common Share
Basic earnings per share (EPS) and net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended December 31, 2012 and 2011, respectively, are as follows:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Basic net income per common share
Net income	$7,738	$6,933	$21,325	$5,781
Weighted-average common shares outstanding	30,947,064	29,586,956	30,672,803	28,937,292
Basic net income per common share	$0.25	$0.23	$0.70	$0.20

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Diluted net income per common share
Net income	$7,738	$6,933	$21,325	$5,781
Weighted-average common shares outstanding	30,947,064	29,586,956	30,672,803	28,937,292
Common share equivalents:
Stock options issued	868,110	1,629,537	1,028,056	1,542,868
Restricted and performance stock units issued	55,923	—	24,865	—
Weighted average shares outstanding – dilutive	31,871,097	31,216,493	31,725,724	30,480,160
Diluted net income per common share	$0.24	$0.22	$0.67	$0.19

4. Inventories
Inventories consisted of the following:

	December 31, 2012	March 31, 2012
Raw materials	$14,487	$11,721
Work in process	2,365	1,402
Finished goods	25,221	26,424
	42,073	39,547
Valuation reserves	(1,150)	(1,094)
Inventories, net	$40,923	$38,453

5. Goodwill
The carrying amount of goodwill as of December 31, 2012 is as follows:

Amount
Balance as of March 31, 2012	$118,007
Foreign currency translation impact	(23)
Balance as of December 31, 2012	$117,984
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2013. At December 31, 2012, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2012	March 31, 2012
Accrued employee compensation and related expenses	$7,616	$10,970
Interest	1,896	6,162
Customer prepayment	1,298	1,518
Warranty reserve	749	857
Professional fees	1,052	1,346
Sales tax payable	323	183
Compliance costs	—	55
Other	2,123	1,351
Total accrued current liabilities	$15,057	$22,442
7. Related-Party Transactions
We paid management fees, including a termination fee, of $8,120 in connection with our IPO to our private equity sponsors in the nine months ended December 31, 2011.  The termination fee is included as part of Marketing, general and administrative and engineering expense. We did not pay management fees during the nine months ended December 31, 2012.
Included in our consolidated balance sheet is “Obligations due to settle the CHS Transactions,” which totaled $3,325 and $3,528 at December 31, 2012 and March 31, 2012, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three and nine months ended December 31, 2012, we paid $67 and $203, respectively to the Predecessor owners and during the three and nine months ended December 31, 2011 we paid, $137 and $663, respectively to the Predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions".  At December 31, 2012, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.
8. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,286 USD at December 31, 2012). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at December 31, 2012 or March 31, 2012.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,460 USD at December 31, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No loans were outstanding under the facility at December 31, 2012 or March 31, 2012.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $337 USD at December 31, 2012). The facility is collateralized by real estate. No loans were outstanding under the facility at December 31, 2012 or March 31, 2012.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $524 USD at December 31, 2012).  No loans were outstanding under the Japanese revolving credit facility at December 31, 2012 or March 31, 2012.
Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either December 31, 2012, or March 31, 2012, respectively.
9. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2012	March 31, 2012
9.500% Senior Secured Notes, due May 2017	$118,145	$139,145
	118,145	139,145
Less current portion	—	(21,000)
	$118,145	$118,145

Revolving Credit Facility and Senior Secured Notes
Revolving credit facility.  On August 7, 2012, Thermon Industries, Inc. and Thermon Canada Inc. terminated their existing revolving credit facility, and entered into a new credit facility agreement with a new syndicate of lenders led by JP Morgan Chase Bank, N.A. as administrative agent. As a result of the termination, we accelerated the remaining $1,447 of unamortized deferred debt costs associated with the previous revolving credit facility, which is included as interest expense. Under the revolving line of credit, we have available up to $40,000 of aggregate loans, of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our new revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 65% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 80% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of December 31, 2012, we had $37,420 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At December 31, 2012, we had no outstanding borrowings under the revolving credit facility. Had there been any outstanding borrowings, the interest rate would have been approximately 3%.
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
Senior secured notes.  As of December 31, 2012, we had $118,145 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $11,224. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.5%. We pay interest in cash semi-annually on May 1 and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.
During the nine months ended December 31, 2012 and 2011, the Company made partial redemptions of the senior secured notes in the amount of $21,000 and $70,855, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $630 and $3,825 for the nine months ended December 31, 2012 and 2011, respectively. As a result of these partial redemptions, we accelerated the amortization of deferred debt cost of $871 and $3,096 for the nine months ended December 31, 2012 and 2011, respectively.  These expenses were included in interest expense for the periods reported.
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

10. Commitments and Contingencies
At December 31, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $14,890.  Of this amount, $2,055 is secured by cash deposits at the Company’s financial institutions.  The remaining $12,835 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit and performance bonds that the Company has secured. Included in prepaid expenses and other current assets at December 31, 2012 and March 31, 2012, was approximately $2,055 and $2,398, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.
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
Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $188 in estimated settlement of the remaining matters.
Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640.  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At December 31, 2012, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.

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
At December 31, 2012, there were 1,337,376 options outstanding.  Stock compensation expense was $475, $58, $869 and $6,456 during the three and nine months ended December 31, 2012 and 2011, respectively.  TGH completed its IPO on May 5, 2011. As a result, we recorded stock compensation expense of $6,310 during the nine months ended December 31, 2011 which represented all unamortized stock compensation under the 2010 Plan.
During the nine months ended December 31, 2012, we issued various stock compensation awards to employees and directors of the company. On August 2, 2012, 56,532 options and 71,923 restricted stock units were granted to certain employees. Also on August 2, 2012, 12,546 restricted stock awards were issued to our directors and a target amount of 44,146 performance stock units were granted to our named executive officers. The closing price of our stock on the date of these grants was $21.52.
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
The restricted stock awards issued to our directors have a total fair value of $270 as determined by the price of our stock at closing on August 2, 2012 which will be expensed on a straight line basis over one year. The stock associated with the director's awards has already been issued and is included in our shares outstanding. On the anniversary of the grant date, the restrictions will be removed.
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
The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the three and nine month periods ended December 31, 2012, we did not make any changes in accounting principles or methods of estimates relating to stock-based compensation expense.

12. Income Taxes
Our anticipated annual effective tax rate before discrete events of approximately 34.8% has been applied to our consolidated pre-tax income for the nine month period ended December 31, 2012. Our anticipated annual effective tax rate after discrete events of approximately 35.2% differs from the tax rate before the discrete event due to the additional accrued interest and penalties recorded on uncertain tax positions (discussed below). Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible meals and entertainment and compensation expenses.  For the nine months ended December 31, 2011, the Company’s provision for income taxes reflects an effective rate of approximately 38.0% and an after discrete event rate of 37.1%. The effective tax rate was higher than the U.S. statutory rate due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses. For the three month period ended December 31, 2012 and 2011, the Company recorded tax expense of $4,161 and $4,074 on pre-`tax income of $11,899 and $11,007, respectively. For the nine month period ended December 31, 2012 and 2011, the Company recorded tax expense of $11,585 and $3,294 on pre-tax income of $32,910 and $9,075, respectively.
As of December 31, 2012, we have established a long-term liability for uncertain tax positions in the amount of $1,509. There have been no material adjustments to the liability during the nine month period ended December 31, 2012.  All of our unrecognized tax benefits at December 31, 2012 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $106 for the nine months ended December 31, 2012, resulting in a cumulative total accrual of $1,615.
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
13. Geographic Information
We have defined our operating segments based on geographic regions. These regions share similar economic characteristics, product mix, customers and distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment.
Within our single reporting segment, we present additional detail for those countries or regions that generate significant revenue and operating income. During the nine months ended December 31, 2012, we changed our basis of presentation of additional geographic information from the Eastern and Western Hemispheres to the four geographic regions of the United States, Canada, Europe and Asia. Each of these regions were reported previously within the hemisphere presentation, therefore there is no material difference with this change in presentation of geographic information.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Sales by geographic area:
United States	$21,843	$25,328	$61,197	$71,061
Canada	27,997	17,925	73,707	60,267
Europe	13,700	19,089	44,584	49,444
Asia	13,210	6,855	32,463	21,711
	$76,750	$69,197	$211,951	$202,483
Operating income:
United States	$3,105	$5,497	$11,664	$6,694
Canada	10,559	7,022	25,859	20,663
Europe	(343)	1,805	3,234	6,401
Asia	2,471	1,279	5,434	3,839
Unallocated:
Management fees	—	(21)	—	(8,141)
Other	(539)	—	(1,061)	—
	$15,253	$15,582	$45,130	$29,456

PART I — FINANCIAL INFORMATION

Item 1. (continued) — Financial Statements of Thermon Holding Corp.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2012	March 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,389	$21,468
Accounts receivable, net of allowance for doubtful accounts of $858 and $1,434 as of December 31, 2012 and March 31, 2012, respectively	55,899	50,037
Inventories, net	40,923	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	2,674	1,996
Income taxes receivable	5,070	5,193
Prepaid expenses and other current assets	7,099	6,853
Deferred income taxes	3,396	3,664
Total current assets	143,450	127,664
Property, plant and equipment, net	31,097	27,661
Goodwill	117,984	118,007
Intangible assets, net	136,320	144,801
Debt issuance costs, net	4,570	7,446
Total assets	$433,421	$425,579
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,156	15,728
Accrued liabilities	15,057	22,442
Current portion of long term debt	—	21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,178	2,446
Income taxes payable	2,385	1,374
Obligations due to settle the CHS Transactions	3,325	3,528
Total current liabilities	47,101	66,518
Long-term debt, net of current maturities	118,145	118,145
Deferred income taxes	43,073	45,999
Other noncurrent liabilities	2,702	2,437

Additional paid in capital	200,839	192,028
Accumulated other comprehensive income	3,146	3,362
Retained earnings (accumulated deficit)	18,415	(2,910)
Shareholders’ equity	222,400	192,480
Total liabilities and shareholders' equity	$433,421	$425,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Holding Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Sales	$76,750	$69,197	$211,951	$202,483
Cost of sales	41,799	35,506	111,022	104,852
Gross profit	34,951	33,691	100,929	97,631
Operating expenses:
Marketing, general and administrative and engineering	16,885	15,300	47,394	59,603
Amortization of intangible assets	2,813	2,809	8,405	8,572
Income from operations	15,253	15,582	45,130	29,456
Other income/(expenses):
Interest income	36	72	93	239
Interest expense	(3,116)	(4,203)	(12,176)	(16,023)
Loss on retirement of senior secured notes	—	(229)	—	(3,195)
Miscellaneous income (expense)	(274)	(215)	(137)	(1,402)
Income before provision for income taxes	11,899	11,007	32,910	9,075
Income tax expense	4,161	4,074	11,585	3,294
Net income	$7,738	$6,933	$21,325	$5,781
Comprehensive income (loss):
Net income	$7,738	$6,933	$21,325	$5,781
Foreign currency translation adjustment	(180)	113	(216)	(11,017)
Comprehensive income (loss)	$7,558	$7,046	$21,109	$(5,236)

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Holding Corp.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Operating activities
Net income	$21,325	$5,781
Adjustment to reconcile net income to net cash (used in), provided by operating activities:
Depreciation and amortization	10,306	10,623
Amortization of debt costs	3,124	4,100
Stock compensation expense	869	6,457
Benefit for deferred income taxes	(2,975)	(175)
Premiums paid on redemptions, included as financing activities	—	3,825
Changes in operating assets and liabilities:	0
Accounts receivable	(5,902)	(8,209)
Inventories	(2,811)	(10,413)
Costs and estimated earnings in excess of billings on uncompleted contracts	(356)	(591)
Other current and noncurrent assets	371	1,013
Accounts payable	8,375	4,904
Accrued liabilities and noncurrent liabilities	(6,928)	(11,488)
Income taxes payable	746	(12,308)
Net cash (used in) provided by operating activities	26,144	(6,481)
Investing activities
Purchases of property, plant and equipment	(5,245)	(6,179)
Cash paid for Thermon Holding Corp.	(203)	(663)
Net cash used in investing activities	(5,448)	(6,842)
Financing activities
Payments on senior secured notes	(21,000)	(70,855)
Proceeds from revolving line of credit	—	9,000
Payments on revolving lines of credit and long term-debt	—	(2,063)
Issuance costs associated with revolving line of credit	(248)	—
Capital contributions	—	50,288
Proceeds from stock option exercises	4,571	—
Benefit from excess tax deduction from option exercises	3,369	—
Premium paid on retirement of senior secured notes	(630)	(3,825)
Net cash used in financing activities	(13,938)	(17,455)
Effect of exchange rate changes on cash and cash equivalents	163	(462)
Change in cash and cash equivalents	6,921	(31,240)
Cash and cash equivalents at beginning of period	21,468	51,016
Cash and cash equivalents at end of period	$28,389	$19,776

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
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2012. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2012 and March 31, 2012, and the results of our operations for the three and nine months ended December 31, 2012 and 2011.  Certain reclassifications have been made to the prior period presentation of cash flows to conform to the current period presentation. Specifically, we have provided further detail to the condensed consolidated statement of cash flows related to premiums paid on redemptions included within cash used in operating activities. The reclassification did not change total cash used in operating activities.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements.  The operating results for the three and nine month period ended December 31, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2013.

Corrections of classification errors in previously reported Condensed Consolidated Statement of Comprehensive Income (Loss)

During the third quarter of fiscal 2013, the we identified a classification error in our statements of operations and comprehensive income for all previously reported periods. We determined that freight charges that were invoiced to customers had been recorded as a reduction to cost of sales instead of as additional sales. The result of this error was an understatement of sales and cost of sales of $313 for the three months ended September 30, 2012, $317 for the three months ended June 30, 2012, $360 for the three months ended December 31, 2011, $328 for the three months ended September 30, 2011 and $317 for the three months ended June 30, 2011. The classification errors had no effect on the reported gross profit, income from operations or net income and also had no effect on the consolidated balance sheet, the consolidated statement of cash flows or the consolidated statement of shareholders' equity.

Though the correction of the classification errors had no effect on our gross profit, it did result in a slight reduction to our previously reported gross margin as a percentage of revenue as follows below:

	Three Months Ended, September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011
As reported:
Sales	$67,358	$67,213	$68,837	$68,023	$64,618
Cost of sales	34,719	33,874	35,146	36,072	32,629
Gross profit	32,639	33,339	33,691	31,951	31,989
Gross profit as a percentage of revenue	48.5%	49.6%	48.9%	47.0%	49.5%

	Three Months, Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011
As corrected:
Sales	$67,671	$67,530	$69,197	$68,351	$64,935
Cost of sales	35,032	34,191	35,506	36,400	32,946
Gross profit	32,639	33,339	33,691	31,951	31,989
Gross profit as a percentage of revenue	48.2%	49.4%	48.7%	46.7%	49.3%

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

The reduction to cash flows from operating activities for the excess tax deduction has been properly reflected in the cash flow statement for the nine months ended December 31, 2012. Based on our evaluation of relevant quantitative and qualitative factors, we determined that the classification errors are immaterial to our prior period financial statements and did not warrant an amendment of our financial statements for fiscal 2012 or the first quarter of fiscal 2013. The Company plans to correct the comparative presentation of the prior periods in future filings as follows:

	Three Months Ended	Year Ended
	June 30, 2012	March 31, 2012
Cash flows from operating activities:
As reported	$1,600	$5,293
Error correction	(1,243)	(2,181)
As adjusted	357	3,112

Cash flows from financing activities:
As reported	$(6,949)	$(24,852)
Error correction	1,243	2,181
As adjusted	(5,706)	(22,671)

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.   We have adopted ASC 820 effective April 1, 2012, and it is being applied prospectively. In conjunction with adopting ASC 820, we disclosed the fair value of investments and the inputs used to estimate that fair value.
In June 2011, the FASB updated FASB ASC 220, Comprehensive Income (FASB ASC 220) that gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  We have adopted ASC 220 effective April 1, 2012 and in conjunction with adopting ASC 220, we chose to present the components of comprehensive income within a single statement of other comprehensive income or loss. ASC 220 affects presentation and disclosure only and therefore adoption did not affect our results as reported in our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, which updated the guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have an impact on our financial condition or results of operations.

2. Fair Value Measurements
Fair Value. We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value and expands on required disclosures regarding fair value measurements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At December 31, 2012 and March 31, 2012, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value follows:

	December 31, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,145	$132,027	$139,145	$153,755	Level 2 - Market Approach

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
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The balance sheet reflects unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2012 and March 31, 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were as follows:

Notional amount of foreign exchange forward contracts by currency
	December 31, 2012	March 31, 2012
Russian Ruble	$5,904	$5,625
Euro	2,909	7,495
Canadian Dollar	1,219	1,309
South Korean Won	1,490	—
Other	497	—
Total notional amounts	$12,019	$14,429
The condensed consolidated balance sheets reflects unrealized gains and losses at their fair value as of the reporting date. Unrealized gains are reflected in accounts receivable, net and unrealized losses within accrued liabilities.

	December 31, 2012		March 31, 2012
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$17	$67	$8	$196
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations were a loss of $425 and a gain of $126 for the three months ended December 31, 2012 and 2011, respectively and a loss of $164 and a gain of $126 for the nine months ended December 31, 2012 and 2011, respectively.

Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency gains and losses were losses of $242 and $213 for the three months ended December 31, 2012 and 2011, respectively, and losses of $181 and $1,456 for the nine months ended December 31, 2012 and 2011, respectively.

3. Inventories
Inventories consisted of the following:

	December 31, 2012	March 31, 2012
Raw materials	$14,487	$11,721
Work in process	2,365	1,402
Finished goods	25,221	26,424
	42,073	39,547
Valuation reserves	(1,150)	(1,094)
Inventories, net	$40,923	$38,453
4. Goodwill
The carrying amount of goodwill as of December 31, 2012 is as follows:

Amount
Balance as of March 31, 2012	$118,007
Foreign currency translation impact	(23)
Balance as of December 31, 2012	$117,984
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2013. At December 31, 2012, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

5. Accrued Liabilities

Accrued current liabilities consisted of the following:

	December 31, 2012	March 31, 2012
Accrued employee compensation and related expenses	$7,616	$10,970
Interest	1,896	6,162
Customer prepayment	1,298	1,518
Warranty reserve	749	857
Professional fees	1,052	1,346
Sales tax payable	323	183
Compliance costs	—	55
Other	2,123	1,351
Total accrued current liabilities	$15,057	$22,442

6. Related-Party Transactions

We paid management fees, including a termination fee, of $8,120 in connection with our IPO to our private equity sponsors in the nine months ended December 31, 2011.  The termination fee is included as part of Marketing, general and administrative and engineering expense. We did not pay management fees during the nine months ended December 31, 2012.
Included in our consolidated balance sheet is “Obligations due to settle the CHS Transaction,” which totaled $3,325 and $3,528 at December 31, 2012 and March 31, 2012, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three and nine months ended December 31, 2012, we paid $67 and $203 respectively to the Predecessor owners and for the three and nine months ended December 31, 2011 we paid $137 and $663, respectively to the Predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions".  At December 31, 2012, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

7. Short-Term Revolving Lines of Credit
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,286 USD at December 31, 2012). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at December 31, 2012 or March 31, 2012.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,460 USD at December 31, 2012). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No loans were outstanding on this facility at December 31, 2012 or March 31, 2012.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $337 USD at December 31, 2012). The facility is collateralized by real estate. No loans were outstanding under the facility at December 31, 2012 or March 31, 2012.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $524 USD at December 31, 2012).  No loans were outstanding under the Japanese revolving credit facility at December 31, 2012 or March 31, 2012.
Under the Company’s principal revolving credit facility described below in Note 8, “Long-Term Debt,” there were no outstanding borrowings at either December 31, 2012, and March 31, 2012, respectively.

8. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2012	March 31, 2012
9.500% Senior Secured Notes, due May 2017	$118,145	$139,145
	118,145	139,145
Less current portion	—	(21,000)
	$118,145	$118,145

Revolving Credit Facility and Senior Secured Notes
Revolving credit facility.    On August 7, 2012, Thermon Industries, Inc. and Thermon Canada Inc. terminated their existing revolving credit facility, and entered into a new credit facility agreement with a new syndicate of lenders led by JP Morgan Chase Bank, N.A; as administrative agent. As a result of the termination, we accelerated the remaining $1,447 of unamortized deferred debt costs associated with the previous revolving credit facility, which is included as interest expense. Under the revolving line of credit, we have available up to $40,000 of aggregate loans, of which up to $20,000 is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our new revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 65% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 80% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of December 31, 2012, we had $37,420 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At December 31, 2012, we had no outstanding borrowings under the revolving credit facility. Had there been any outstanding borrowings, the interest rate would have been approximately 3%.
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
Senior secured notes.  As of December 31, 2012, we had $118,145 of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $11,224. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.5%. We pay interest in cash semi-annually on May 1 and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.
During the nine months ended December 31, 2012 and 2011, the Company made partial redemptions of the senior secured notes in the amount of $21,000 and $70,855, respectively.  In connection with these redemptions, the Company paid cash premiums on redemption of $630 and $3,825 for the nine months ended December 31, 2012 and 2011, respectively. As a result of these partial redemptions, we accelerated the amortization of deferred debt cost of $871 and $3,096 for the nine months ended December 31, 2012 and 2011, respectively.  These expenses were included in interest expense for the periods reported.
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

9. Commitments and Contingencies
At December 31, 2012, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $14,890.  Of this amount, $2,055 is secured by cash deposits at the Company’s financial institutions.  The remaining $12,835 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit and performance bonds that the Company has secured. Included in prepaid expenses and other current assets at December 31, 2012 and March 31, 2012, was approximately $2,055 and $2,398, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.
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
Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. We have reserved $188 in estimated settlement of the remaining matters.
Notice of Tax Dispute with the Canada Revenue Agency—On June 13, 2011, we received notice from the Canada Revenue Agency (“Agency”) advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that was completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.   In total these interest deductions amounted to $11,640  The statutory tax rate in Canada is approximately 25%, therefore the tax due that is requested by the Agency is approximately $2,910.  At December 31, 2012, we have not recorded a tax liability reserve related to this matter with the Agency, as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.

10. Stock-Based Compensation Expense
We record stock-based compensation expense related to stock-based awards that are made by TGH, our parent entity, to our employees, directors or non-employee contractors.  Stock compensation expense was $475, $58, $869 and $6,456 during the three and nine months ended December 31, 2012 and 2011, respectively.  Thermon Group Holdings completed its IPO on May 5, 2011. As a result, we recorded stock compensation expense of $6,310 during the nine months ended December 31, 2011 which represented all unamortized stock compensation then outstanding.
During the nine months ended December 31, 2012, we issued various stock compensation awards to employees and directors of the company. On August 2, 2012, 56,532 options and 71,923 restricted stock units were granted to certain employees. Also on August 2, 2012, 12,546 restricted stock awards were issued to our directors and a target amount of 44,146 performance stock units were granted to our named executive officers. The closing price of our stock on the date of these grants was $21.52
The stock options were valued by using a Black Scholes option pricing model. We arrived at a total fair value for the option awards of $501 by applying a volatility assumption of 40.5%, a risk free rate of 0.63%, expected term of 6.66 years and no expected dividend. The fair value of these options will be expensed on a straight line basis over five years.
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
The restricted stock awards issued to our directors have a total fair value of $270 as determined by the price of our stock at closing on August 2, 2012 which will be expensed on a straight line basis over one year. The director's restricted stock has already been issued and is included in our shares outstanding. On the anniversary of the grant date, the restrictions will be removed.
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
The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During the nine month period ended December 31, 2012, we did not make any changes in accounting principles or methods of estimates relating to stock based compensation expense.
11. Income Taxes
Our anticipated annual effective tax rate before discrete events of approximately 34.8% has been applied to our consolidated pre-tax income for the nine month period ended December 31, 2012. Our anticipated annual effective tax rate after discrete events of approximately 35.2% differs from the tax rate before the discrete event due to the additional accrued interest and penalties recorded on uncertain tax positions (discussed below). Our anticipated annual effective tax rate was different than the U.S. federal statutory rate primarily due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible meals and entertainment and compensation expenses.  For the nine months ended December 31, 2011, the Company’s provision for income taxes reflects an effective rate before discrete events of approximately 38.0% and an after discrete event rate of 37.1%. The effective tax rate was higher than the U.S. statutory rate due to state taxes, a difference in rates between the U.S. and foreign jurisdictions, and certain permanent differences, such as nondeductible compensation expenses. For the three month period ended December 31, 2012 and 2011, the Company recorded tax expense of $4,161 and $4,074 on pre-tax income of $11,899 and $11,007, respectively. For the nine month period ended December 31, 2012 and 2011, the Company recorded tax expense of $11,585 and $3,294 on pre-tax income of $32,910 and $9,075, respectively.
As of December 31, 2012, we have established a long-term liability for uncertain tax positions in the amount of $1,509. There have been no material adjustments to the liability during the nine month period ended December 31, 2012.  All of our unrecognized tax benefits at December 31, 2012 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $106 for the nine months ended December 31, 2012, resulting in a cumulative total accrual of $1,615.
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

12. Geographic Information
We have defined our operating segments based on geographic regions. These regions share similar economic characteristics, product mix, customers and distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment.
Within our single reporting segment, we present additional detail for those countries or regions that generate significant revenue and operating income. During the nine months ended December 31, 2012, we changed our basis of presentation of additional geographic information from the Eastern and Western Hemispheres to the four geographic regions of the United States, Canada, Europe and Asia. Each of these regions were reported previously within the hemisphere presentation, therefore there is no material difference with this change in presentation of geographic information.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Sales by geographic area:
United States	$21,843	$25,328	$61,197	$71,061
Canada	27,997	17,925	73,707	60,267
Europe	13,700	19,089	44,584	49,444
Asia	13,210	6,855	32,463	21,711
	$76,750	$69,197	$211,951	$202,483
Operating income :
United States	$3,105	$5,497	$11,664	$6,694
Canada	10,559	7,022	25,859	20,663
Europe	(343)	1,805	3,234	6,401
Asia	2,471	1,279	5,434	3,839
Unallocated:
Management fees	—	(21)	—	(8,141)
Other	(539)	—	(1,061)	—
	$15,253	$15,582	$45,130	$29,456

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

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of December 31, 2012  and March 31, 2012 the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2012 and December 31, 2011 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2012 and December 31, 2011.  The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

	Thermon Holding Corp.
	Condensed Balance Sheet (Unaudited)
	December 31, 2012
	Thermon Holding Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,990	$18,399	$—	$28,389
Accounts receivable, net	—	—	30,917	44,503	(19,521)	55,899
Inventories, net	—	—	21,332	21,533	(1,942)	40,923
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	2,373	301	—	2,674
Income taxes receivable	—	—	5,093	(23)	—	5,070
Prepaid expenses and other current assets	—	354	954	5,070	721	7,099
Deferred Income taxes	—	—	2,752	644	—	3,396
Total current assets	—	354	73,411	90,427	(20,742)	143,450
Property, plant and equipment, net	—	—	25,601	5,496	—	31,097
Goodwill	—	—	47,391	70,593	—	117,984
Intangible assets, net	887	—	67,638	67,795	—	136,320
Debt Issuance costs, net	—	4,570	—	—	—	4,570
Investment in subsidiaries	141,361	264,389	91,887	—	(497,637)	—
Total assets	$142,248	$269,313	$305,928	$234,311	$(518,379)	$433,421
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$12,358	$11,798	$—	$24,156
Accrued liabilities	—	1,870	5,179	8,008	—	15,057
Obligations in settlement of the CHS Transactions	—	—	3,325	—	—	3,325
Borrowings under revolving lines of credit	—	—	—	—	—	—
Income tax payable	—	—	1,748	637	—	2,385
Billings in excess of costs and estimated	—	—	1,407	771	—	2,178
Intercompany loans	(18,591)	144,290	(67,981)	18,517	(76,235)	—
Total current liabilities	(18,591)	146,160	(43,964)	39,731	(76,235)	47,101
Long-term debt, net of current maturities	—	118,145	—	—	—	118,145
Deferred Income taxes	—	—	27,423	15,650	—	43,073
Other noncurrent liabilities	—	—	1,891	811	—	2,702
Shareholders' equity	160,839	5,008	320,578	178,119	(442,144)	222,400
Total liabilities and shareholders' equity	$142,248	$269,313	$305,928	$234,311	$(518,379)	$433,421

	Thermon Holding Corp.
	Condensed Balance Sheet
	March 31, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5,815	$15,653	$—	$21,468
Accounts receivable, net	—	—	28,466	38,431	(16,860)	50,037
Inventories, net	—	—	20,225	19,949	(1,721)	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	1,458	538	—	1,996
Income taxes receivable	—	—	5,193	—	—	5,193
Prepaid expenses and other current assets	—	—	932	5,398	523	6,853
Deferred Income taxes	—	—	2,758	906	—	3,664
Total current assets	—	—	64,847	80,875	(18,058)	127,664
Property, plant and equipment, net	—	—	21,870	5,791	—	27,661
Goodwill	—	—	47,391	70,616	—	118,007
Intangible assets, net	1,078	—	72,019	71,704	—	144,801
Debt Issuance costs, net	—	7,446	—	—	—	7,446
Intercompany loans	—	—	160	—	(160)	—
Investment in subsidiaries	127,622	252,209	118,455	—	(498,286)	—
Total assets	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$8,615	$18,768	$(11,655)	$15,728
Accrued liabilities	—	6,136	8,577	11,779	(4,050)	22,442
Current portion of long term debt	—	21,000	—	—	—	21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	2,098	348	—	2,446
Income taxes payable	—	—	114	1,260	—	1,374
Obligations in settlement of the CHS Transactions	—	—	3,528	—	—	3,528
Intercompany payables	(70,732)	110,062	(38,288)	273	(1,315)	—
Total current liabilities	(70,732)	137,198	(15,356)	32,428	(17,020)	66,518
Long-term debt, net of current maturities	—	118,145	—	—	—	118,145
Deferred Income taxes	—	—	29,725	16,274	—	45,999
Other noncurrent liabilities	—	—	1,702	735	—	2,437
Shareholders' equity	199,432	4,312	308,671	179,549	(499,484)	192,480
Total liabilities and shareholders' equity	$128,700	$259,655	$324,742	$228,986	$(516,504)	$425,579

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$21,843	$57,195	$(2,288)	$76,750
Cost of sales	—	—	9,641	34,462	(2,304)	41,799
Gross profit	—	—	12,202	22,733	16	34,951
Operating expenses:
Marketing, general and administrative and engineering	475	—	8,004	8,406	—	16,885
Amortization of intangible assets	64	—	1,460	1,289	—	2,813
Income (loss) from operations	(539)	—	2,738	13,038	16	15,253
Other income/(expenses):
Equity in earnings of subsidiaries	916	2,851	1,288	—	(5,055)	—
Interest income	—	—	14	22	—	36
Interest expense	—	(3,030)	(45)	(41)	—	(3,116)
Miscellaneous income/(expense)	—	—	1,769	(2,043)	—	(274)
Income before provision for income taxes	377	(179)	5,764	10,976	(5,039)	11,899
Income tax expense (benefit)	(189)	(1,051)	2,698	2,802	(99)	4,161
Net income	$566	$872	$3,066	$8,174	$(4,940)	$7,738
Comprehensive income
Net income	$566	$872	$3,066	$8,174	$(4,940)	$7,738
Foreign currency translation adjustment	—	—	—	(180)	—	(180)
Comprehensive income	$566	$872	$3,066	$7,994	$(4,940)	$7,558

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$42,088	$45,234	$(18,125)	$69,197
Cost of sales	—	—	27,601	26,385	(18,480)	35,506
Gross profit	—	—	14,487	18,849	355	33,691
Operating expenses:
Marketing, general and administrative and engineering	58	—	7,847	7,395	—	15,300
Amortization of intangible assets	64	—	1,460	1,285	—	2,809
Income (loss) from operations	(122)	—	5,180	10,169	355	15,582
Other income/(expenses):
Equity in earnings of subsidiaries	6,546	6,381	3,765	—	(16,692)	—
Interest income	—	—	12	60	—	72
Interest expense	—	(4,048)	(55)	(100)	—	(4,203)
Loss on retirement of debt	—	(229)	—	—	—	(229)
Miscellaneous income/(expense)	—	—	2,087	(2,302)	—	(215)
Income before provision for income taxes	6,424	2,104	10,989	7,827	(16,337)	11,007
Income tax expense	—	—	1,697	2,266	111	4,074
Net income	$6,424	$2,104	$9,292	$5,561	$(16,448)	$6,933
Comprehensive income
Net income	$6,424	$2,104	$9,292	$5,561	$(16,448)	$6,933
Foreign currency translation adjustment	—	—	—	113	—	113
Comprehensive income	$6,424	$2,104	$9,292	$5,674	$(16,448)	$7,046

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Unaudited)

	Nine Months Ended December 31, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$61,196	$155,868	$(5,113)	$211,951
Cost of sales	—	—	24,593	91,303	(4,874)	111,022
Gross profit	—	—	36,603	64,565	(239)	100,929
Operating expenses:
Marketing, general and administrative and engineering	869	—	20,914	25,611	—	47,394
Amortization of intangible assets	191	—	4,380	3,834	—	8,405
Income (loss) from operations	(1,060)	—	11,309	35,120	(239)	45,130
Other income/(expenses):
Equity in earnings of subsidiaries	21,755	12,992	5,312	—	(40,059)	—
Interest income	—	—	15	78	—	93
Interest expense	—	(11,732)	(156)	(288)	—	(12,176)
Miscellaneous income/(expense)	—	—	5,603	(5,740)	—	(137)
Income before provision for income taxes	20,695	1,260	22,083	29,170	(40,298)	32,910
Income tax expense (benefit)	(371)	(4,096)	8,874	7,374	(196)	11,585
Net income	$21,066	$5,356	$13,209	$21,796	$(40,102)	$21,325
Comprehensive income
Net income	$21,066	$5,356	$13,209	$21,796	$(40,102)	$21,325
Foreign currency translation adjustment	—	—	—	(216)	—	(216)
Comprehensive income	$21,066	$5,356	$13,209	$21,580	$(40,102)	$21,109

Thermon Holding Corp.
Condensed Statement of Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended December 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Revenues	$—	$—	$116,731	$136,374	$(50,622)	$202,483
Cost of sales	—	—	76,863	78,377	(50,388)	104,852
Gross profit	—	—	39,868	57,997	(234)	97,631
Operating expenses:
Marketing, general and administrative and engineering	6,573	7,860	22,224	22,946	—	59,603
Amortization of intangible assets	192	—	4,381	3,999	—	8,572
Income (loss) from operations	(6,765)	(7,860)	13,263	31,052	(234)	29,456
Other income/(expenses):
Equity in earnings of subsidiaries	12,546	26,403	13,336	—	(52,285)	—
Interest income	—	—	33	206	—	239
Interest expense	—	(15,637)	(90)	(296)	—	(16,023)
Loss on retirement of debt	—	(3,195)	—	—	—	(3,195)
Miscellaneous income/(expense)	—	—	5,735	(7,137)	—	(1,402)
Income (loss) before provision for income taxes	5,781	(289)	32,277	23,825	(52,519)	9,075
Income tax expense (benefit)	—	—	(3,167)	6,532	(71)	3,294
Net income (loss)	$5,781	$(289)	$35,444	$17,293	$(52,448)	$5,781
Comprehensive income (loss)
Net income (loss)	$5,781	$(289)	$35,444	$17,293	$(52,448)	$5,781
Foreign currency translation adjustment	—	—	—	(11,017)	—	(11,017)
Comprehensive income (loss)	$5,781	$(289)	$35,444	$6,276	$(52,448)	$(5,236)

Thermon Holding Corp.
Condensed Statement of Cash Flows (Unaudited)

	Nine Months Ended December 31, 2012
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Net cash (used in) provided by operations	$—	$(12,598)	$16,676	$21,982	$84	$26,144
Investing activities
Purchases of P.P.&E.	—	—	(4,987)	(258)	—	(5,245)
Cash paid for Thermon	—	—	(203)	—	—	(203)
Net cash (used in) investing activities	—	—	(5,190)	(258)	—	(5,448)
Financing activities
Payments on Senior Secured Notes	—	(21,000)	—	—	—	(21,000)
Proceeds from revolving lines of credit	—	—	—	—	—	—
Issuance costs associated with revolving line of credit	—	(248)	—	—	—	(248)
Proceeds from stock option exercises	4,571	—	—	—	—	4,571
Excess tax deduction on stock option exercises	3,369	—	—	—	—	3,369
Intercompany dividends	—	—	23,328	(23,328)	—	—
Premiums paid on redemption of Senior Secured Notes	—	(630)	—	—	—	(630)
Change in affiliate debt	(7,940)	34,228	(30,391)	4,350	(247)	—
Net cash (used in) provided by financing activities	—	12,350	(7,063)	(18,978)	(247)	(13,938)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	163	163
Change in cash and cash equivalents	—	(248)	4,423	2,746	—	6,921
Cash at beginning of period	—	—	5,815	15,653	—	21,468
Cash at End of period	$—	$(248)	$10,238	$18,399	$—	$28,389

Thermon Holding Corp.
Condensed Statement of Cash Flows (Unaudited)

	Nine Months Ended December 31, 2011
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Net cash (used in) provided by operations	$1,139	$(25,588)	$6,908	$11,345	$(285)	$(6,481)
Investing activities
Purchases of P.P.&E.	—	—	(5,948)	(231)	—	(6,179)
Cash paid for Thermon	—	—	(663)	—	—	(663)
Net cash (used in) investing activities	—	—	(6,611)	(231)	—	(6,842)
Financing activities
Payments on senior secured notes	—	(70,855)	—	—	—	(70,855)
Proceeds from revolving lines of credit	—	9,000	—	—	—	9,000
Payments on revolving lines of credit	—	—	—	(2,063)	—	(2,063)
Capital contributions	50,288	—	—	—	—	50,288
Premiums paid on redemption of senior secured notes	—	(3,825)	—	—	—	(3,825)
Change in affiliate debt	(51,427)	91,268	(34,469)	(5,657)	285	—
Net cash (used in) provided by financing activities	(1,139)	25,588	(34,469)	(7,720)	285	(17,455)
Effect of exchange rates on cash and cash equivalents	—	—	—	(462)	—	(462)
Change in cash and cash equivalents	0	—	(34,172)	2,932	—	(31,240)
Cash at beginning of period	—	—	41,829	9,187	—	51,016
Cash at End of period	$—	$—	$7,657	$12,119	$—	$19,776

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2012 and 2011 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three and nine month periods ended December 31, 2012 and 2011 as Interim 2013 and Interim 2012 and YTD 2013 and YTD 2012, respectively.  The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and related notes included above.
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
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For Interim 2013 and YTD 2013, approximately 71.5% and 71.1% of our revenues were generated outside of the United States, respectively.
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
We believe that our pipeline of planned projects, as evidenced by our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2012 was $107.1 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Greenfield	42%	35%	43%	37%
MRO/UE	58%	65%	57%	63%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For Interim 2013, MRO/UE sales comprised approximately 58% of our consolidated revenues.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations

The following table sets forth our statements of operations for the three months ended December 31, 2012 and the three months ended December 31, 2011 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/ (Decrease)
	2012	2011	$	%
Consolidated Statements of Operations Data:
Sales	$76,750	$69,197	$7,553	10.9%
Cost of sales	41,799	35,506	6,293	17.7%
Gross profit	$34,951	$33,691	$1,260	3.7%
Gross margin %	45.5%	48.7%
Operating expenses:
Marketing, general and administrative and engineering	$16,410	$15,242	$1,168	7.7%
Stock compensation expense	475	58	417	719.0%
Management fees	—	—	—	—%
Amortization of intangible assets	2,813	2,809	4	0.1%
Income from operations	$15,253	$15,582	$(329)	(2.1)%
Interest expense, net:
Interest income	36	72	(36)	(50.0)%
Interest expense	(2,896)	(3,867)	971	(25.1)%
Acceleration of unamortized debt cost	—	(174)	174	(100.0)%
Loss on retirement of debt	—	(229)	229	(100.0)%
Amortization of debt costs	(220)	(162)	(58)	35.8%
Interest expense, net	(3,080)	(4,360)	1,280	(29.4)%
Other income/(expense)	(274)	(215)	(59)	27.4%
Income before provision for income taxes	$11,899	$11,007	$892	8.1%
Income tax expense	4,161	4,074	87	2.1%
Net income	$7,738	$6,933	$805	11.6%
__________________________________

Three Months Ended December 31, 2012 (“Interim 2013”) Compared to the Three Months Ended December 31, 2011 (“Interim 2012”)
Revenues. Revenues for Interim 2013 were $76.8 million, compared to $69.2 million for Interim 2012, which is an increase of $7.6 million or 10.9%.  We experienced revenue growth in Canada of $10.1 million where demand in the upstream oil and gas industry continues to be strong. We also experienced revenue growth in Asia of $6.4 million due to several large ongoing Greenfield projects. Revenue declined in the United States by $3.5 million mostly due to better than expected performance in the prior Interim 2012 period. Revenue also declined $5.4 million in Europe where we are experiencing softer market conditions that are reflective of the current distressed economic conditions in the region.  Revenue from Greenfield projects was slightly higher in Interim 2013, representing 42% of total sales as compared to 35% in Interim 2012. While both periods are in line with our historical mix of MRO/UE and Greenfield revenues, Interim 2013 does reflect several large Greenfield projects as compared to Interim 2012.
Gross profit and margin. Gross profit totaled $35.0 million in Interim 2013, compared to $33.7 million in Interim 2012, an increase of $1.3 million million or 3.7%. The increase in gross profit is attributable to higher overall revenue. As a percentage of revenues, gross margin decreased to 45.5% in Interim 2013 from 48.7% in Interim 2012.  Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales. Generally, Greenfield sales generate lower margins as compared to MRO/UE sales. We saw a greater contribution of Greenfield sales to total revenue in Interim 2013 than in Interim 2012. During Interim 2013, we had two large projects that were strategically bid and generated comparatively lower margins which in turn reduced overall margins.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation expense) were $16.9 million for Interim 2013, compared to $15.3 million in Interim 2012, an increase of $1.6 million or 10.4%. The increase is almost entirely due to increased personnel costs associated with supporting our growing business. Marketing, general and administrative and engineering costs were 22.0% of total revenue in Interim 2013 as compared to 22.1% in Interim 2012, remaining consistently proportional with our revenues.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million in Interim 2013, compared to $2.8 million in Interim 2012. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be in line with our estimated quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense. Interest expense, net, was $3.1 million in Interim 2013, compared to $4.4 million in Interim 2012, a decrease of $1.3 million. In Interim 2012, we made partial redemptions of our senior secured notes with $4.3 million in aggregate principal amount being redeemed. In connection with these bond redemptions, we incurred deferred debt acceleration costs of $0.2 million and loss on retirement of debt of $0.2 million. There were no redemptions on the senior secured notes in Interim 2013. Interest expense on outstanding principal balances was $2.9 million and $3.9 million for Interim 2013 and Interim 2012, respectively.  The decrease in interest expense is the result of a total of $91.9 million of our senior secured notes being redeemed, repurchased and retired since March 31, 2011.
Miscellaneous expense. Other expense was $0.3 in Interim 2013 and $0.2 million in Interim 2012. In each period, the expense is almost entirely due to net losses from foreign exchange transactions. We implement forward currency transaction contracts to mitigate the risk of foreign exchange gains and losses associated with intercompany transactions. See "Item 3- Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $4.2 million in Interim 2013, compared to $4.1 million in Interim 2012. Our effective tax rates were 35.0% in Interim 2013 and 37.0% in Interim 2012. Our anticipated annual effective tax rate of approximately 34.8% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for the three months ended December 31, 2012. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended December 31, 2012, included elsewhere in this quarterly report, for further detail on income taxes.
Net income . Net income was $7.7 million in Interim 2013 as compared to $6.9 million in Interim 2012, an increase of $0.8 million. The increase in net income is the result of the reduction of interest expense of $1.3 million and the increased gross profit of $1.3 million. This was offset by the increase in marketing, general and administrative and engineering costs of $1.6 million.
Results of Operations
The following table sets forth our statements of operations for the nine months ended December 31, 2012 and the nine months ended December 31, 2011 and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/ (Decrease)
	2012	2011	$	%
Consolidated Statements of Operations Data:
Sales	$211,951	$202,483	$9,468	4.7%
Cost of sales	111,022	104,852	6,170	5.9%
Gross profit	$100,929	$97,631	$3,298	3.4%
Gross margin %	47.6%	48.2%
Operating expenses:
Marketing, general and administrative and engineering	$46,525	$45,006	$1,519	3.4%
Stock compensation expense	869	6,456	(5,587)	(86.5)%
Management fees, including termination fees	—	8,141	(8,141)	(100.0)%
Amortization of intangible assets	8,405	8,572	(167)	(1.9)%
Income from operations	$45,130	$29,456	$15,674	53.2%
Interest expense, net (1):
Interest income	93	239	(146)	(61.1)%
Interest expense	(9,052)	(11,924)	2,872	(24.1)%
Acceleration of unamortized debt cost	(2,318)	(3,096)	778	(25.1)%
Loss on retirement of debt	—	(3,195)	3,195	(100)%
Amortization of debt costs	(806)	(1,003)	197	(19.6)%
Interest expense, net	(12,083)	(18,979)	6,896	(36.3)%
Other income/(expense)	(137)	(1,402)	1,265	(90.2)%
Income before provision for income taxes	$32,910	$9,075	$23,835	262.6%
Income tax expense	11,585	3,294	8,291	251.7%
Net income	$21,325	$5,781	$15,544	268.9%
__________________________________
(1)                                 We made redemption payments on our senior secured notes totaling $21 million and $70.9 million during the nine months ended December 31, 2012 and 2011, respectively. In addition, during the nine months ended December 31, 2012, we negotiated a new revolving line of credit agreement and terminated the existing one. These payments and contract terminations resulted in accelerated amortization of deferred debt costs as well as premium payments on bond principal. We have presented the breakdown of these charges in order to provide our expected interest and debt amortization cost in future periods.
Nine Months Ended December 31, 2012 (“YTD 2013”) Compared to the Nine Months Ended December 31, 2011 (“YTD 2012”)
Revenues. Revenues for YTD 2013 were $212.0 million, compared to $202.5 million for YTD 2012, an increase of $9.5 million or 4.7%.  We experienced revenue growth in Canada of $13.4 million where demand in the upstream oil and gas industry continues to be strong. We also experienced revenue growth in Asia of $10.8 million due to several large ongoing Greenfield projects. Revenue declined in the United States by $9.9 million mostly due to better than expected performance in the prior YTD 2012 period. Revenue also declined $4.9 million in Europe where we are experiencing softer market conditions that are reflective of the current distressed economic conditions in the region. Revenue from Greenfield projects was higher in YTD 2013, representing 43% of total sales as compared to 37% in YTD 2012.  While both periods are in line with our historical mix of MRO/UE and Greenfield revenues, YTD 2013 had substantially more Greenfield projects than YTD 2012.
Gross profit and margin. Gross profit totaled $100.9 million in YTD 2013, compared to $97.6 million in YTD 2012, an increase of $3.3 million or 3.4%, which was comparable with our increase in revenues. As a percentage of revenues, gross profit decreased to 47.6% in YTD 2013 from 48.2% in YTD 2012.  Generally, our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. We saw a greater contribution from Greenfield sales to total revenue in YTD 2013 than in YTD 2012. Accordingly, our gross margins were lower in YTD 2013. Greenfield sales include all of our product types including design and installation services as well our manufactured products and those products that we outsource. Since we derive higher margins from our manufactured products than we do from outsourced products, design and installations, gross margins on our Greenfield sales will fluctuate accordingly. Gross margins on MRO/UE sales in YTD 2013 were also slightly higher than in YTD 2012.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation and management fee expenses) were $47.4 million for YTD 2013, compared to $59.6 million in YTD 2012, a decrease of $12.2 million or 20.5%. Included in the YTD 2012 amount are stock compensation charges of $6.5 million relating to the acceleration of options outstanding under our prior stock option plan at the IPO date and $8.1 million in termination and management fees paid to our private equity sponsors in consideration for their agreement to terminate their management contract with us.   Excluding these charges, marketing, general and administrative and engineering costs would have been $45.0 million in YTD 2012 or 22.2% of total revenue as compared to 22.4% in YTD 2013, remaining proportional with revenue in both periods.
Amortization of intangible assets. Amortization of intangible assets was $8.4 million in YTD 2013, compared to $8.6 million in YTD 2012, a decrease of $0.2 million. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be in line with our estimated quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense. Interest expense, net, was $12.1 million in YTD 2013, compared to $19.0 million in YTD 2012, a decrease of $6.9 million. In both YTD 2013 and in YTD 2012, we made partial redemptions of our senior secured notes with $21.0 million aggregate principal amount being redeemed in YTD 2013 and $70.9 million aggregate principal being redeemed in YTD 2012. In YTD 2013 we negotiated a new revolving line of credit agreement. As a result, we wrote off $1.4 million of unamortized debt costs related to the terminated contract.   In connection with the bond redemptions and the termination of the previous revolving line of credit, we incurred deferred debt cost acceleration costs of $2.3 million in YTD 2013.  In YTD 2012, we incurred deferred debt cost acceleration costs of $3.1 million and loss on retirement of debt of $3.2 million. Interest expense on outstanding principal balances was $9.1 million and $11.9 million for YTD 2013 and YTD 2012, respectively.  The decrease in interest expense is the result of a total of $91.9 million of our senior secured notes being redeemed, repurchased and retired since March 31, 2011.
Miscellaneous income/expense. Miscellaneous other expense was $0.1 million in YTD 2013 and miscellaneous other expense of $1.4 million in YTD 2012. In each period, the expense is almost entirely due to net losses from foreign exchange transactions. During the prior period YTD 2012, there was significant volatility in currency rates, most notably the strengthening of the US Dollar. The foreign exchange losses that occurred in YTD 2012 were, in part, prior to the use of foreign currency forward contracts which minimized the foreign exchange transaction losses in YTD 2013. See "Item 3- Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $11.6 million in YTD 2013, compared to $3.3 million in YTD 2012, an increase of $8.3 million in income tax expense. The increase is attributable to higher income before tax in YTD 2013 which was $32.9 million compared to $9.1 million in YTD 2012. The effective tax rates were 35.2% in YTD 2013 and 36.3% in YTD 2012. Our anticipated annual effective tax rate of approximately 34.8% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for the nine months ended December 31, 2012. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences, our expectations of earnings repatriations as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements for the nine months ended December 31, 2012, included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income was $21.3 million in YTD 2013 as compared to $5.8 million in YTD 2012, an increase of $15.5 million. The improved results are attributable to improved gross profit of $3.3 million, the elimination of stock compensation charges of $5.6 million and $8.1 million in termination and management fees paid which were incurred in YTD 2012 and were related to our IPO.  In addition, the reduction of interest expense of $6.9 million and the reduction of losses from foreign exchange transactions of $1.3 million, included in miscellaneous expense, contributed to the increase in net income. These were offset in part by increased tax expense of $8.3 million and increased personnel costs of approximately $2.7 million.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our material contractual payment obligations as of December 31, 2012.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior secured notes	$118,145	$—	$—	$118,145	$—
Estimated interest payments on above indebtedness(1)	48,637	11,224	22,448	14,965	—
Operating lease obligations(2)	8,838	2,444	3,024	1,459	1,911
Obligations in settlement of the CHS Transactions(3)	3,325	3,325	—	—	—
Raw material supply obligation(4)	3,862	2,974	888	—	—
Information technology services agreement(5)	1,699	879	768	52	—
Total	$184,506	$20,846	$27,128	$134,621	$1,911
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
Contingencies.  We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which, from time to time, may adversely affect our financial results. For a discussion of contingencies that may adversely affect our results of operations, see Note 10, “Commitments and Contingencies” to our unaudited consolidated financial statements contained elsewhere in this quarterly report. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable) and management’s strategy with regard to the settlement or defense of such claims and obligations.  While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the Agency, advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  As a result, the Agency proposes to disallow the interest deductions taken in Canada for tax years 2008, 2009 and 2010.  In total these interest deductions amounted to $11.6 million.  The statutory tax rate in Canada is approximately 25%, accordingly, the Agency has made an assessment of approximately $2.9 million.  At December 31, 2012, we have not recorded a tax liability reserve due for this matter with the Agency as a loss is not probable or estimable.  While we will vigorously contest this ruling, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.
Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities. During the year ended March 31, 2012, we concluded settlement of some of these matters whereby our Indian subsidiary paid approximately $0.1 million.  At December 31, 2012, we have reserved $0.2 million in estimated settlement of the remaining matters.

Other than the aforementioned items, there are no other gains or losses or litigation settlements that are not provided for in the accounts.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At December 31, 2012, we had in place standby letters of credit, bank guarantees and performance bonds totaling $14.9 million to back our various customer contracts. Our Indian subsidiary also has $3.9 million in customs bonds outstanding.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At December 31, 2012, we had $28.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $10.0 million, or 35% of these amounts were held in domestic accounts with various institutions and approximately $18.4 million, or 65%, of these amounts were held in accounts outside of the United States with various financial institutions.
Revolving credit facility and senior secured notes.
See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Notes” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured notes, which is hereby incorporated by reference into this Item 2.  At December 31, 2012, we had no borrowings under the revolving line of credit. From time to time, we may choose to utilize our revolving line of credit to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations involved with repatriating funds from certain of our foreign subsidiaries (see “— Repatriation Considerations” below).  At December 31, 2012, we had $37.4 million of available borrowing capacity under the revolving credit facility.
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
Since the issuance of our senior secured notes on April 30, 2010, we have been able to meet our regular debt service obligations through cash generated through our U.S. operations, and it is our expectation that we will continue to be able to do so in the future. Since that time, we have, however, repatriated approximately $62.4 million in the form of incremental dividends from our non-U.S. subsidiaries in order to complete cumulative redemptions of $91.9 million on our senior secured notes.  In order to repay our senior secured notes on or before their maturity date, we expect to make further repatriations of our foreign earnings. In addition, our ability to repatriate cash from our foreign subsidiaries may be subject to legal, contractual or other restrictions and other business considerations.
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
Net cash provided by (used by) operating activities totaled $26.1 million for YTD 2013, compared to $6.5 million used in YTD 2012. The increase in cash provided by operations of $32.6 million is primarily the result of improved net income.  Net income was $21.3 million in YTD 2013, whereas YTD 2012 had income of $5.8 million. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes amounted to a source of cash of $11.3 million and $21.0 million in YTD 2013 and YTD 2012, respectively.   As a result of the general growth in the business, accounts receivable increased in both periods.  This is reflected as a use of cash of $5.9 million and $8.2 million in YTD 2013 and YTD 2012, respectively. During both YTD 2013 and in YTD 2012, inventory grew, using $2.8 million and $10.4 million, respectively.   During YTD 2013, our combined balances of liabilities and payables increased

$1.4 million, while during YTD 2012 we reduced liabilities and payables using $6.6 million. During YTD 2013, our net tax liability decreased resulting in a source of cash of $0.7 million. In YTD 2012, we used $12.3 million to pay tax liabilities.
Net cash used in investing activities totaled $5.4 million for YTD 2013, compared to $6.8 million used in YTD 2012. Cash used in investing activities almost entirely related to capital expenditures in both periods.
Net cash used in financing activities totaled $13.9 million used in YTD 2013 and $17.7 million used in YTD 2012 reflecting a decrease in the use of cash of $3.8 million. In YTD 2013, we paid $21.6 million in principal and related prepayment premiums on our senior secured notes.  In YTD 2013, we received $4.6 million from stock option exercises plus the tax benefit of $3.4 million which is associated with these stock option exercises. We report the taxable income earned by our employees on stock option exercises as a tax deduction on the company's income tax return. This tax benefit is a result of the differences between our GAAP and tax accounting. In YTD 2012, we received net proceeds on our IPO of $48.5 million.  In YTD 2012, we used cash to redeem $74.7 million in aggregate principal of our senior secured notes and related prepayment premiums. In YTD 2012, net borrowings on our line of credit were $6.9 million.
For YTD 2013, the consolidated statements of cash flows were identical for TGH and THC. For YTD 2012, the consolidated statements of cash flows for TGH and THC were substantially the same. In the previous analysis, we discuss the cash used in operating activities as it relates to TGH. However, THC had cash used by financing activities of $17.5 million, or $250,000 more than TGH. This is the result of cash contributed by TGH to THC in addition to the IPO proceeds in YTD 2012.
Off-Balance Sheet Arrangements
As of December 31, 2012, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 71% of our YTD 2013 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso and Japanese Yen.
During YTD 2013, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.5 million for YTD 2013. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $1.8 million for YTD 2013. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.1 million for YTD 2013. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.1 million for YTD 2013.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of net foreign currency gains and losses on our condensed consolidated statements of operations YTD 2013 was a $(0.2) million loss compared to a loss of $(1.5) million in YTD 2012.  The loss in YTD 2012 was prior to the implementation of our use of foreign currency forward contracts which attempts to mitigate foreign exchange gains and losses.
As of December 31, 2012, we had approximately $12.0 million in notional forward contracts to purchase foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
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
Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. As compared to YTD 2012, we estimate that our sales were negatively affected by $7.1 million due to the strengthening of the U.S. dollar since YTD 2012.

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our balance sheet. The unrealized effect of foreign currency translation was a loss of $216 in YTD 2013, compared to a loss of $11.0 million in YTD 2012. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of miscellaneous income in the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At December 31, 2012, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 3%, had there been any borrowings outstanding. Based on our average borrowings during YTD 2013, a one percent increase or decrease in our interest rate would result in a net increase or decrease, respectively, of our annual interest expense of approximately $17.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012.
Item 1A — Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 8, 2012.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of TGH equity securities during the three months ended December 31, 2012.  THC is a direct wholly-owned subsidiary of TGH.  THC’s common stock is not listed for trading on any stock exchange, and there is no established public trading market for THC’s common stock.
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