Form 10-K
period 2013-03-31
Thermon Group Holdings, Inc.
filed 2013-06-10
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2013

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-35159
THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2228185 (IRS Employer Identification No.)
100 Thermon Drive, San Marcos, Texas (Address of principal executive offices)	78666 (Zip Code)
(512) 396-5801
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2012 was $684,651,380 based on the closing price of $24.99 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of June 4, 2013, the registrant had 31,358,176 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2013

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K ("this annual report") includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this annual report, including in the sections entitled “Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate”, “assume”, “believe”, “budget”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “predict”, “project”, “will”, “future” and similar terms and phrases are intended to identify forward-looking statements in this annual report.

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

ii

PART I

References in this annual report to “we”, “our”, “us” or the “Company” mean Thermon Group Holdings, Inc. (“TGH”) and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year ( e.g. “fiscal 2013”, “fiscal 2012” and “fiscal 2011” mean the Company's fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011, respectively). We are a holding company that conducts all of our business through our subsidiaries. Our common stock is listed on the New York Stock Exchange under the symbol “THR”.

ITEM 1. BUSINESS

Business Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For almost 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction, or "EPC", companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2013, approximately 70.6% of our revenues were generated outside of the United States.

Our thermal solutions, also referred to as heat tracing, provide an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. Customers typically purchase our products when constructing a new facility, which we refer to as Greenfield projects, or when performing maintenance, repair and operations on a facility's existing heat-traced pipes or upgrading or expanding a current facility, which we refer to collectively as "MRO/UE". A large processing facility may require our thermal solutions for a majority of its pipes, with the largest facilities containing hundreds of thousands of feet of heat-tracing cable and thousands of control points. Our products are low in cost relative to the total cost of a typical processing facility, but critical to the safe and profitable operation of the facility. These facilities are often complex, with numerous classified areas that are inherently hazardous and where product safety concerns are paramount. We believe that our strong brand and established reputation for safety, reliability and customer service are critical contributors to our customers' purchasing decisions.

Our customers' need for MRO/UE solutions provides us with an attractive recurring revenue stream. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 58% of our revenues for fiscal 2013 were derived from such MRO/UE activities.

Our corporate offices are located at 100 Thermon Drive, San Marcos, TX 78666. Our telephone number is (512) 396-5801. Our website address is www.thermon.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K and our Current Reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. None of the information on our website or any other website identified herein is incorporated by reference in this annual report and should not be considered a part of this annual report.

Company History

Thermon Manufacturing Company, historically our principal operating subsidiary, was founded as a partnership in October 1954 and later incorporated in Texas in 1960. At that time, our primary product was a thermally conductive heat transfer compound invented by our founder, Richard Burdick. Under Mr. Burdick's leadership, we experienced steady growth by diversifying our products and expanding our geographic reach. Mr. Burdick and his family maintained a controlling interest in us until August 2007, when the controlling interest was sold to an affiliate of the Audax Group private equity firm in the Audax Transaction. During Audax's tenure as our majority owner, we positioned ourselves to take advantage of rising demand in the energy end market and secured significant capital projects. Over the last five years, our management team has focused on significant organic growth opportunities, particularly in high growth markets such as the Canadian oil sands region and Russia.

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms, which we refer to collectively as our former private equity sponsors acquired Audax's controlling interest in us. The acquisition and related transaction fees and expenses were financed through (i) the issuance of $210.0 million aggregate principal amount of our senior secured notes and (ii) a $129.3 million equity investment by our private equity sponsors and certain members of our current and former management team. Concurrent with the closing of the acquisition, we entered into a five-year, $40.0 million senior secured revolving credit facility, of which up to $20.0 million was available to our Canadian subsidiary, subject to borrowing base availability. As used in this annual report, the “CHS Transactions” refer collectively to such acquisition, the equity investment in us by CHS, our other former private equity sponsors and certain members of our management team, the entry into such revolving credit facility, the repayment of amounts owed under, and the termination of, certain then-existing revolving credit and term loan facilities, the issuance of our senior secured notes and the application of the gross proceeds from the offering of our senior secured notes and the equity investment to complete such acquisition and to pay related fees and expenses of these transactions.

In May 2011, we completed the initial public offering of our common stock (or “IPO”), and our common stock became listed on The New York Stock Exchange under the ticker symbol “THR.” Our former private equity sponsors sold shares of our common stock in both the IPO and a secondary public offering in September 2012. As of March 31, 2013, our former private equity sponsors had sold or otherwise disposed of all of their shares of common stock in the Company.

Industry Overview

Alvarez & Marsal Private Equity Performance Improvement Group, LLC, or "A&M", estimates that the market for industrial electric heat tracing is approximately $1.2 billion in annual revenues and estimates that it is growing its share of the overall heat tracing market as end users appear to continue to favor electric heat tracing solutions over steam heat tracing solutions for new installations. When revenues for steam heat tracing parts are included, A&M estimates the overall addressable market for heat tracing to be approximately $2.8 billion in annual revenues. The industrial electric heat tracing industry is fragmented and consists of more than 30 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. Heat tracing providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require heat tracing, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meet these criteria.

The major end markets that drive demand for heat tracing include energy, chemical processing and power generation. We believe that there are attractive near- to medium-term trends in each of these end markets. In addition, we believe that the growth rate of the electric heat tracing market is accelerating as end-users continue to favor electric-based heat tracing solutions over steam-based heat tracing solutions for new installations.

·
Energy. Heat tracing is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. In order to meet growing demand and offset natural declines in existing oil and gas production, a significant increase in capital expenditures in upstream infrastructure will be required, with a particular focus on reservoirs that are in harsher climates, are deeper or have other complex characteristics that magnify the need for heat tracing. A&M estimates that the oil and gas end market accounted for approximately 67% of the total market for electric heat tracing in 2012, or approximately $800 million. Additionally, A&M forecasts an 8.2% compound annual growth rate through 2017 for electric heat tracing within the oil and gas production industry.

·
Chemical Processing. Heat tracing is required for temperature maintenance and freeze protection in a variety of chemical processing applications. Factors that may impact heat tracing demand in chemicals end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance. A&M estimates that the chemicals end market accounted for approximately 10% of the total market for electric heat tracing in 2012, or approximately $123 million and forecasts a compound annual growth rate of 6.8% through 2017.

·
Power Generation. Heat tracing is required in high-temperature processes, freeze protection and environmental regulation compliance in coal and gas facilities and for safety injection systems in nuclear facilities. An important driver of demand for heat tracing solutions for power generation is increasing demand for electricity worldwide. A&M estimates that the power generation end market accounted for approximately 20% of the total market for electric heat tracing in 2012, or approximately $243 million. The U.S. Energy Information Administration, or "EIA", projects that global net electricity generation will increase 84% between 2008 and 2035. We believe capital spending on new and existing power generation infrastructure will be required to meet this demand.

·
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

Segments

We operate in one reportable segment, thermal engineered solutions. We have further defined our reportable segment based on four geographic countries or regions; United States, Canada, Europe and Asia. See Note 18, “Geographic Information” to our consolidated financial statements for fiscal 2013 contained elsewhere in this annual report for geographic financial data relating to our business.

Products and Services

Our products include a wide range of electric heat tracing cables, steam tracing components, and tubing bundles, as well as instrument and control products, including:

•	self-regulating and power limiting heating cables, which automatically increase or decrease heat output as pipe temperature changes;

•	mineral insulated, or "MI", cable, which is a high performance heat tracing cable for generating high temperatures that is typically used in harsh environments;

•	heat traced tube bundles for environmental gas sampling systems;

•	heat transfer compounds and steam tracers for comprehensive steam tracing solutions;

•	control and monitoring systems for electric tracing of pipes, tanks, hoppers and instrument sampling systems; and

•	turnkey solutions that provide customers with complete solutions for heat tracing, including design, optimization, installation and ongoing maintenance.

Electric Heat Tracing Applications

We manufacture critical components of an electric heat tracing system, including heating cables, control and monitoring systems and heating systems for tanks and hoppers. We customize these products to fit the specific design parameters for each client's installation. We offer various electric heating cables, including conductive polymer self-regulating heating cables, power limiting cables and MI high temperature heating cables.

Self-regulating heating cables-Our self-regulating heating cables are flexible and engineered to automatically increase or decrease heat output as pipe or vessel temperature changes. BSX™ self-regulating cables are designed to provide freeze protection or process temperature maintenance to metallic and non-metallic piping, vessels and equipment. HTSX™ self-regulating heating cable is suitable for heat tracing applications involving crude oil and most chemicals. VSX™ premium self-

regulating cable is rated for maintenance temperatures of 300°F/149°C and exposure temperatures of up to 450°F/232°C and has among the highest self-regulating temperature ratings in the industry.

Power-limiting and constant watt heating cables-Power limiting and constant watt heating cables are flexible parallel resistance cables used to heat trace piping in lengths longer than 500 feet. Such intermediate lengths of pipe are commonly found in pipe racks that connect process units within a plant. These heaters allow longer lengths between power supply points than self-regulating cables.

TEK™ HTEK™ and MIQ™ cables-The TEK™ and HTEK™ series resistance, constant watt heating cables are used where circuit lengths exceed the limitations of parallel resistance heating cables. By using series constant watt heating cables, a single power supply point can energize circuit lengths up to 12,000 feet. MIQ™ high performance mineral insulated heating cables are used for high temperature maintenance, high temperature exposure and/or high watt density applications that exceed the limitations of thermoplastic insulated cables. MIQ™ cables are composed of a high nickel/chromium alloy sheath, which is well-suited for high temperature service and offers high resistance to stress corrosion in chloride, acid, salt and alkaline environments.

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

Temperature Controls and Monitoring

We supply a wide range of control and monitoring products, from simple mechanical thermostats to sophisticated microprocessor-based systems that control and monitor the status of electric heat tracing systems. We provide individual units for smaller projects, as well as multi-point controllers that can be integrated into and communicate with a plant's central operating controls.

Our TraceNet™ temperature control monitoring system allows up to 180 monitoring circuits to be controlled from a single control module. The temperature controllers work in conjunction with our TraceView control system software. The TraceView system collects and analyzes data from all heat tracing sensors of a facility, which is then analyzed and controlled by a single technician at a workstation.

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

Tank Insulation and Heating Systems

In 1992, we introduced the ThermaSeam™ Tank Insulation System, which provides a product for insulating large vessels that commonly contain petroleum, chemical, asphalt, anhydrous ammonia, beverages or chilled water for HVAC storage. The design of the ThermaSeam™ Tank Insulation Systems enables installation without the use of scaffolding and is durable, low maintenance and cost-effective. The machine-formed, double-locking standing seams between adjacent panels that create a weatherproof barrier and also extend the entire height of the tank enhance the system's strength and durability. The system's external banding eliminates traditional weak spots in the tank insulation process. In addition to ThermaSeam™, we also offer the RT FlexiPanel® flexible heating panel, designed specifically for use on metallic tanks or vessels.

Hopper Heating

The HT Hopper Heating Module is a self-contained heater designed for operation on surfaces prone to vibration. In cement plants and fossil fuel power facilities, hoppers facilitate the filtering of a facility's ash emissions. Hopper heaters maintain the walls of the hopper at a temperature above the dew point to prevent moisture from combining with ash, thus clogging the filtering equipment. We engineer each system based on the heating requirements of the specific application. The HT Hopper Heating Module has multiple flow paths for electrical current, which eliminates the burnout potential common with series wire-based designs. Protection of the heating element from vibration is accomplished with a cushion layer of insulation that also directs the flow of heat from the module to the surface being heated. The module provides mechanical protection during handling, installation and operation, and its low profile design helps facilitate installation.

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

Our turnkey business in the United States is based in Houston, Texas and Baton Rouge, Louisiana. We currently have over 217 turnkey clients; the largest project as of the date of this annual report is approximately $1.5 million. Engineering and construction companies in the United States often subcontract their heat tracing projects to outside parties, including us, because of the field's highly specialized nature.

Design and Engineering Services

We offer heat tracing design and engineering services during every stage of a project. Providing design services within the quote process is a core element of our business strategy. By delivering design drawings in conjunction with early project specifications, we can determine the customer's heat tracing requirements which leads to subsequent sales of heat tracing products for that project.

We are focused on providing comprehensive solutions to fulfill the heat tracing needs of our customers. As a manufacturer of a wide range of heat tracing products, we believe that we are well positioned to evaluate and optimize a system for a customer without bias towards a particular product, and rely on almost 60 years of experience to craft the most appropriate heat tracing solution for a customer's situation and demands.

We provide design and engineering services to our customers through our full-time staff of engineers and technicians. Through the design and engineering process, our engineers and technicians located throughout the world provide our customers with design optimization studies, product selection assistance, computer-generated drawing packages and detailed wiring diagrams.

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

In April 2012, we opened a new manufacturing building at our production facility in San Marcos, Texas. The expansion was completed at an approximate cost of $6.2 million. The new manufacturing building has approximately 48,000 square feet of floor space, including offices. In addition to purchasing new manufacturing equipment, we have moved certain of our existing manufacturing lines to the new building, which we believe will create efficiencies in the cable production process. We expect the new manufacturing building will enable us to approximately double production capacity for our low temperature cables, as well as increase our high temperature cable production capacity by approximately 30%. We currently estimate that the facility expansion, when operating at full capacity, will support revenue levels of up to $400 to $500 million. This should satisfy our core cable growth needs for the next several years, assuming that current trends in product mix continue.

Our electronic cross-linking facility, which we refer to as our "ECLF", is also located at the San Marcos facility. Cross-linking enhances the thermal, chemical and electrical stability of our low-temperature self-regulating heater cables. By performing cross-linking in-house, we condense the overall manufacturing cycle by approximately six weeks. This enhances our ability to ensure a high level of product quality and to better control the production process.

Our pre-insulated tubing products are manufactured in our facilities in San Marcos and the Netherlands. The majority of our pre-insulated tubing product is custom ordered and made to customers' specifications in a two-part process. The thermal insulation is first applied over the heating cable and process tubing, and a protective plastic outer jacket is extruded onto the bundle to protect the insulation.

Our MI cable manufacturing facility in Calgary, Canada gives us adequate capacity to service the demands of clients in the oil sands projects of Western Canada in a time efficient manner. The facility's strategic location has enabled us to expand our sale of MI cable, which is well-suited for high temperature applications and harsh, arctic environments, into a global business.

We maintain quality control testing standards in all of our manufacturing operations and perform various quality control checks on our products during the manufacturing process. We believe that our highly automated manufacturing process and multiple quality control checkpoints create high levels of operational efficiency.

Purchasing Strategy-We have multiple suppliers for all of our critical raw materials, including polymer, graphite, copper and stainless steel. For each of these raw materials, a minimum of two suppliers are selected and approved. We evaluate pricing and performance of these suppliers annually. For our low-volume custom-built electronic controller components, we select a single supplier based on past performance reliability and monitor the process closely as volumes are too low to divide this product over multiple suppliers. Our purchase specifications are usually based on industry or manufacturer standards. Testing of the raw materials is performed and documented by our suppliers and is reviewed by us at the time of receipt.

Distribution-We maintain three central distribution centers located in San Marcos, Texas, Calgary, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain “safety stocks” of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia.

Customers

We serve a broad base of large multinational customers, many of which we have served for almost 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenues in fiscal 2013.

Sales and Marketing

Our direct sales force, consisting of 97 employees, is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective heat tracing solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international heat tracing standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high quality heat tracing products. In addition, we believe that our 14 registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

Standards and Certifications-We continually test our products to demonstrate that they can withstand harsh operating environments. Our heating cable products and associated design practices are subjected to various tests, including heat output, thermal stability and long-term aging, with the goal of producing products capable of performing at or beyond the expectations of our customers. All products are further tested and certified by various approval agencies to verify compliance with applicable industry standards.

Our products comply with national and international heat tracing industry standards such as ANSI/IEEE-515 in the United States, Canadian Standards Association 130.03 in Canada; International Electrical Commission 60079-30-1 in Europe, IECEx in Australia and ANSI/IEC in the Middle East. We also hold product certifications from approval agencies around the world.

Competition

The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is the Thermal Controls subdivision of Pentair, Inc. (NYSE: PNR). In September 2012, Tyco Thermal Controls, a subdivision of Tyco International Ltd. was combined with Pentair, Inc. in a stock-for-stock merger transaction. The combined company provides comprehensive heat tracing solutions, manufactures water pumps, water filtration products and enclosures for electronics and electrical components.

Heat tracing providers differentiate themselves through value-added services, long-term customer relationship management and the ability to provide a full range of solutions. We differentiate ourselves from local providers by a global footprint, a full suite of products and services and a track record with some of the largest multinational energy, chemical processing, power and EPC companies in the world. In addition, we are dedicated solely to providing thermal solutions, whereas some of our competitors' thermal solutions operations constitute only one of numerous operating segments.

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

Research and Development

Our research and development group is focused on identifying new technologies to enhance our industrial heat tracing solutions through identifying opportunities to maximize product reliability and reduce the customer's total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current initiatives include conductive polymer technology research and the development of integrated control systems and advanced communication software for our electric heat tracing systems.

Employees

As of March 31, 2013, we employed approximately 821 persons on a full-time basis worldwide. None of our employees is covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage or strike. We consider our employee relations to be good.

Governmental Regulation

Due to the international scope of our operations, we are subject to complex United States and foreign laws governing, among others, anti-corruption matters, export controls, economic sanctions, antiboycott rules, currency exchange controls and transfer pricing rules. These laws are administered, among others, the U.S. Department of Justice, the SEC, the Internal Revenue Service, Customs and Border Protection, the Bureau of Industry and Security, or "BIS", the Office of Antiboycott Compliance, or "OAC", and the Office of Foreign Assets Control, or "OFAC", as well as the counterparts of these agencies in foreign countries. Our policies mandate compliance with these laws. Despite our training and compliance programs, no assurances can be made that we will be found to be operating in full compliance with, or be able to detect every violation of, any such laws. For example, in fiscal 2009, we paid penalties of $176,000 and $14,613 to BIS and OFAC, respectively, to settle allegations that certain of our subsidiaries had committed apparent export control and economic sanctions violations that we voluntarily disclosed to the agencies. In August 2010, we paid a penalty of $32,500 to OAC to settle allegations that certain of our subsidiaries had committed apparent violations of antiboycott laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

Environmental Compliance

Our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites, the emission of greenhouse gases, and workplace health and safety. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our sites are affected by soil and groundwater contamination relating to historical site operations, which could require us to incur expenses to investigate and remediate the contamination in compliance with environmental laws. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. A failure to obtain, maintain, and comply with these permit requirements could result in substantial penalties, including facility shutdowns. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties, Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gasses, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers' premises.

Seasonality

For information on seasonality, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality”, which is hereby incorporated by reference into this Item 1.

Backlog

For information on backlog, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview- Revenue”, which is hereby incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

The following risk factors address the material risks concerning our business. If any of the risks discussed in this annual report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt could be materially and adversely affected and the trading price of our common stock could decline significantly. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements”.

Risks Related to Our Business and Industry

The markets we serve are subject to general economic conditions and cyclical demand, which could harm our business and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.

Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which our customers and end users operate. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Prolonged periods of little or no economic growth could decrease demand for oil and gas which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance.

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

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas have been very volatile over the past five years, with significant increases until achieving historic highs in July 2008, followed immediately by a steep decline through 2009. Since 2009, the price of oil has increased 86% with a moderate price decrease in 2013. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock.

As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability or cash flows or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have a material adverse effect on our business and financial condition.

For fiscal 2013, approximately 70.6% of our revenues were generated outside of the United States, and approximately 35.5% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

Conducting business outside the United States is subject to additional risks, including the following:

•	changes in a specific country's or region's political, social or economic conditions, particularly in emerging markets;

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

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. The dollar amount of backlog as of March 31, 2013 was $95.2 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

We operate in competitive domestic and international markets and compete with highly competitive domestic and international manufacturers and service providers. The fragmented nature of the industrial electric heat tracing industry, which consists of more than 30 companies, makes the market for our products and services highly competitive. A number of our direct and indirect competitors are major multinational corporations, some of which have substantially greater technical, financial and marketing resources than us, and additional competitors may enter these markets. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

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

In order to meet our global cash management needs, we often transfer cash between the United States and foreign operations and sometimes between foreign entities. In addition, our debt service requirements are primarily denominated in U.S. dollars and a substantial portion of our cash flow is generated in foreign currencies, and we may need to repatriate cash to the United States in order to meet our U.S. debt service obligations. These transfers of cash expose us to currency exchange rate risks, and significant changes in the value of the foreign currencies relative to the U.S. dollar could limit our ability to meet our debt obligations, and impair our financial condition.

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

We face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. Although we maintain quality controls and procedures, we cannot be sure that our products will be free from defects. If any of our products prove to be defective, we may be required to replace the product. In addition, we may be required to recall or redesign such products, which could result in significant unexpected costs. Some of our products contain components manufactured by third parties, which may also have defects. In addition, if we are installing our products, we may be subject to claims that our installation caused damage or loss. Our products are often installed in our customers' or end users' complex and capital intensive facilities in inherently hazardous or dangerous industries, including energy, chemical processing and power generation, where the potential liability from risk of loss could be substantial. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any potential liabilities. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be insufficient to cover claims made against us. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations.

Under our customer contracts, we often indemnify our customers from damages and losses they incur due to our work or services performed by us, as well as for losses our customers incur due to any injury or loss of life suffered by any of our employees or our subcontractor's personnel occurring on our customer's property. Many, but not all, of our customer contracts include provisions designed to limit our potential liability by excluding consequential damages and lost profits from our indemnity obligations. However, substantial indemnity claims may exceed the amount of insurance we maintain and could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice, or the "DOJ", the SEC, the Internal Revenue Service, or the "IRS", Customs and Border Protection, BIS, OAC and OFAC, as well as the counterparts of these agencies in foreign countries. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. In 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies.

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

The U.S. Foreign Corrupt Practices Act, which we refer to as the "FCPA", and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

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

Our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites and workplace health and safety. As an owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties. Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gases, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers' premises.

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

Because we are a public company with equity securities listed on a national securities exchange we are required to comply with certain laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, which we refer to the "Exchange Act", certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, which we refer to as the "Sarbanes-Oxley Act", related regulations of the SEC and requirements of the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and results in significant legal, accounting and other expenses. We maintain, and will continue to maintain, internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs incurred in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments and attestation by our independent registered public accounting firm of the effectiveness of our internal control over financial reporting. In connection with the necessary procedures and practices related to internal control over financial reporting, we or our independent registered public accounting firm may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we fail to comply with Section 404, or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, which could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.

We have substantial indebtedness. At March 31, 2013, we had $118.1 million outstanding in senior secured notes. On May 20, 2013, we redeemed all of the remaining outstanding senior secured notes pursuant to the optional make-whole redemption provisions of the senior secured notes indenture.  We financed the make-whole redemption through a $135 million variable rate term loan. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our new credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

We are also subject to interest rate risk related to borrowings under our new credit facility.  When the LIBOR rate increases, our interest expense could increase, which would require us to dedicate a larger portion of cash flow from operations to service our debt obligations, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes.

If we cannot make scheduled payments on our debt, or if we breach any of the covenants in debt agreements, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our new credit facility could terminate their commitments to lend us money and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation.

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

Approximately 70.6% of our fiscal 2013 revenues were generated outside of the United States. While we have been able to meet the regular interest payment obligations on our senior secured notes to date from cash generated through our U.S. operations and expect to be able to continue to do so in the future, we may seek to repatriate cash for other uses, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In particular, to the extent our foreign subsidiaries incur additional indebtedness; the ability of our foreign subsidiaries to provide us with cash may be limited. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

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

Our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future. You should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or the price of our common stock. Factors that might cause our operating results to vary from quarter to quarter include, but are not limited to:

•	general economic conditions and cyclicality in the end markets we serve;

•	future growth of energy and chemical processing capital investments;

•	a material disruption at any of our manufacturing facilities;

•	delays in our customers' projects for which our products are a component;

•	competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; and

•	the seasonality of demand for MRO/UE orders, which is typically highest during the second and third fiscal quarters.

If our results of operations from quarter to quarter fail to meet the expectations of securities analysts and investors, the price of our common stock could be negatively impacted.

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

The price of our common stock on the NYSE constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	quarterly fluctuations in our operating results;

•	changes in investors' and analysts' perception of the business risks and conditions of our business or our competitors;

•our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•unfavorable commentary or downgrades of our stock by equity research analysts;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	disruption to our operations;

•	fluctuations in the stock prices of our peer companies or in stock markets in general; and

•	general economic or political conditions.

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

We do not expect to pay dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors or a duly authorized committee of the board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In particular, our new credit facility limits our ability to pay dividends from cash generated from operations. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. See Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal executive offices are located at 100 Thermon Drive, San Marcos, Texas. A summary of the physical properties that we use as of March 31, 2013 follows in the table below.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. We have manufacturing facilities in the United States, Canada, Europe and India. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards.

Location	Country	Approximate Size	Function	Owned/Leased
Corporate Headquarters San Marcos ,TX	United States	198,000 sq. ft. on 30 acres	Manufacturing, fabrication, , sales, engineering, marketing, research & development, warehouse and Corporate Headquarters	Owned
Hunter Road Facility San Marcos, TX	United States	3,500 sq. ft.	Fabrication, engineering, and warehouse	Leased
McCarty Lane Property San Marcos, TX	United States	6.6 acres	Storage	Owned
Houston, TX	United States	41,000 sq. ft.	Fabrication, engineering, and sales	Leased
Houston, TX	United States	44,000 sq. ft.	Office and warehouse	Owned
Baton Rouge, LA	United States	10,000 sq. ft.	Sales, engineering and warehouse	Owned
Newark, DE	United States	500 sq. ft.	Sales	Leased
Office: Calgary, AB	Canada	34,000 sq. ft.	Fabrication, sales, engineering and warehouse	Leased
MI Plant: Calgary, AB	Canada	46,000 sq. ft.	Manufacturing, fabrication, and warehouse	Leased
Edmonton, AB	Canada	9,800 sq. ft.	Sales and warehouse	Leased
Sarnia, ON	Canada	4,500 sq. ft.	Sales and warehouse	Leased
London, ON	Canada	1,240 sq. ft.	Sales	Leased
Mexico City	Mexico	2,000 sq. ft.	Sales and Engineering	Leased
Pijnacker	Netherlands	35,000 sq. ft. on 1.5 acres	Manufacturing, fabrication, sales, engineering, warehouse, marketing and European Headquarters	Owned
Moscow	Russia	4,400 sq. ft.	Sales and engineering	Leased
Paris	France	2,000 sq. ft.	Sales and engineering	Leased
Gateshead, Tyne & Wear	United Kingdom	5,000 sq. ft.	Sales, engineering, and warehouse	Leased
Bergisch Gladbach	Germany	2,750 sq. ft.	Sales and engineering	Leased
Manama	Bahrain	700 sq. ft.	Sales and engineering	Leased
Shanghai	China	2,500 sq. ft.	Sales and engineering	Leased
Shanghai	China	4,500 sq. ft.	Warehouse	Leased
Shanghai	China	400 sq. ft.	Warehouse	Leased
Beijing	China	1,650 sq. ft.	Sales and engineering	Leased
Mumbai	India	3,750 sq. ft.	Sales and engineering	Leased
Koregon Bhima, Pune	India	15,000 sq. ft. on 3 acres	Manufacturing, fabrication and warehouse	Owned
Delhi	India	2,800 sq. ft.	Engineering	Leased
Caringbah, New South Wales	Australia	200 sq. ft.	Sales	Leased

Bayswater, Victoria	Australia	1,350 sq. ft.	Fabrication, sales, engineering and warehouse	Owned
Kuala Lumpur	Malaysia	475 sq. ft.	Sales and engineering	Leased
Yokohama	Japan	1,500 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	2,900 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	950 sq. ft.	Warehouse	Leased

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, see Note 12, “Commitments and Contingencies” to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company began trading on the NYSE under the symbol “THR” in connection with our IPO, on May 5, 2011. Prior to that date, there was no public market for the common stock of the Company. The IPO price on May 5, 2011 was $12.00 per share of common stock. The following table sets forth for each period indicated the reported high and low sales prices for the common stock of the Company on the NYSE.

	Thermon Common Stock
	High	Low	Dividends Paid

For the quarterly period ended:
June 30, 2011 (from May 5, 2011)	$13.14	$11.05
September 30, 2011	$16.42	$11.87
December 31, 2011	$17.79	$12.75
March 31, 2012	$21.53	$16.50
For the quarterly period ended:
June 30, 2012	$23.17	$19.28	—
September 30, 2012	$26.14	$19.94	—
December 31, 2012	$26.24	$21.76	—
March 31, 2013	$24.50	$20.03	—
For the quarterly period ended:
June 30, 2013 (Through June 4, 2013)	$22.25	$17.99	—

On June 4, 2013, the closing sale price of our common stock, as reported by the NYSE, was $20.76. As of June 4, 2013, there were approximately 78 holders of our common stock of record.

Stock Performance

The following line graph and table present a comparison of cumulative total returns for our common stock on a quarterly basis since our IPO, as compared to the Dow Jones Industrial Average and the Russell 2000 Index for the same period. The plotted points in the line graph are based on the closing price on the last trading date of the quarter. The values assume an initial investment of $100 was made in our common stock and the respective indexes on May 5, 2011, the date our common stock began trading on the NYSE in connection with our IPO. The stock price performance shown below is not necessarily indicative of future price performance.

	Cumulative Total Return
	May 5, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Thermon Group Holdings, Inc.	$100.00	$97.72	$112.54	$143.49	$166.53	$168.65	$203.50	$183.47	$180.86
SPDR Dow Jones Industrial Average	$100.00	$98.54	$87.24	$98.29	$106.93	$104.87	$110.14	$108.05	$120.93
iShares Russell 2000 Index	$100.00	$99.96	$78.16	$90.09	$101.46	$97.96	$103.14	$105.13	$118.07

The information in this "Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Dividend Policy

Since the completion of the CHS Transactions on April 30, 2010, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law and other factors. In particular, our new credit facility limits our ability to pay dividends from cash generated from operations. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information”.  See also Note 15, “Stock-Based Compensation Expense” to our consolidated financial statements included elsewhere in this annual report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2009 (“fiscal 2009”), March 31, 2010 (“fiscal 2010”), March 31, 2011 (“fiscal 2011”), March 31, 2012 (“fiscal 2012”) and March 31, 2013 ("fiscal 2013"). The data set forth below should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2012 and 2013 and for fiscal 2011, fiscal 2012 and fiscal 2013, which are contained elsewhere in this annual report.

In this annual report, we have included the consolidated financial statements of Thermon Group Holdings, Inc. (“successor”) for fiscal 2013, fiscal 2012 and the period from May 1, 2010 through March 31, 2011 and the consolidated financial statements of Thermon Holdings, LLC (“predecessor”) for the period from April 1, 2010 to April 30, 2010 and for fiscal 2010 and fiscal 2009. Concurrent with the completion of the CHS Transactions on April 30, 2010, predecessor no longer owned any interest in us, and, beginning with the period from May 1, 2010 through March 31, 2011, we have reported the consolidated financial statements of successor. We do not anticipate that there would have been any material difference in our consolidated financial statements and notes thereto for fiscal 2009, fiscal 2010 and the period from April 1, 2010 to April 30, 2010 had such statements been prepared for Thermon Group Holdings, Inc., except as it relates to purchase accounting in connection with the CHS Transactions.

The presentation of fiscal 2011 includes the combined results of the predecessor and successor periods. We have presented the combination of these periods because it provides an easier-to-read discussion of the results of operations and provides the investor with information from which to analyze our financial results in a manner that is consistent with the way management reviews and analyzes our results of operations. In addition, the combined results provide investors with the most meaningful comparison between our results for prior and future periods. Please refer to Note 1 to the table set forth below for a separate presentation of the results for the predecessor and successor periods, for fiscal 2011. Please also refer to the historical consolidated financial statements and notes thereto for fiscal 2013 included elsewhere in this annual report.

	Predecessor			Predecessor/Successor Combined (Non-GAAP) (1)	Successor
	Year Ended March 31,
	2009		2010	2011	2012	2013
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Sales	$204,171		$194,096	$241,063	$272,323	$284,036
Cost of sales	106,872		102,784	131,348	140,208	151,204
Purchase accounting adjustments (2)	—		—	7,614	—	—
Gross profit	$97,299		$91,312	$102,101	$132,115	$132,832
Operating expenses:
Marketing, general and administrative and engineering	49,825		47,344	58,893	76,280	64,633
Amortization of intangible assets	6,627		2,426	18,245	11,379	11,211
Income from operations	$40,847	—	$41,542	$24,963	$44,456	$56,988
Interest income	94		6	49	122	112
Interest expense (3)	(9,625)		(7,357)	(29,000)	(19,584)	(15,225)
Loss on retirement of debt	—		—	(630)	(3,825)	—
Success fees to owners related to the
CHS Transactions (4)	—		—	(7,738)	—	—
Miscellaneous income/(expense) (5)	(3,120)		(1,285)	(14,125)	(1,671)	(325)
Income (loss) from continuing
operations before provision for
income taxes	$28,196		$32,906	$(26,481)	$19,498	$41,550
Income tax expense (benefit)	1,795		13,966	(11,274)	7,468	14,576
Net income (loss)	$26,401		$18,940	$(15,207)	$12,030	$26,974
Net income (loss) per common share: (6)
Basic	nm		nm	nm	$0.41	$0.88
Diluted	nm		nm	nm	0.40	0.85
Weighted-average shares used in
computing net income (loss) per
common share (thousands) (5):
Basic	nm		nm	nm	29,083	30,797
Diluted	nm		nm	nm	30,454	31,797

Cash dividends per share	—		$182.18	—	—	—

Other Financial and Operating Data:
Capital expenditures	$2,708		$1,587	$1,799	$8,883	6,264
Backlog at end of period (7)	$66,779		$82,459	$76,298	$117,748	95,228

	Predecessor		Predecessor/Successor Combined (Non-GAAP)	Successor
	At March 31,
	2009	2010	2011	2012	2013
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,402	$30,147	$51,266	$21,468	$43,847
Accounts receivable, net	37,874	41,882	40,013	50,037	56,123
Inventory, net	25,103	22,835	31,118	38,453	34,391
Total assets	193,736	221,116	451,032	425,579	435,523
Total debt	99,032	109,249	212,063	139,145	118,145
Total shareholders' equity	38,214	55,074	126,532	192,480	226,047

(1)
The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through March 31, 2011 (“successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our historical consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011 included elsewhere in this annual report for a separate presentation of the results for the predecessor and successor periods in accordance with U.S. generally accepted accounting principles (“GAAP”).

	For the Period from April 1, Through April 30 2010 (Predecessor)	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	Fiscal Year Ended March 31, 2011 (Predecessor/Successor Combined)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$13,183	$227,880	$241,063
Cost of sales	6,567	124,781	131,348
Purchase accounting non-cash adjustment	—	7,614	7,614
Gross profit	6,616	95,485	102,101
Marketing, general and administrative and engineering	4,263	54,630	58,893
Amortization of intangible assets	215	18,030	18,245
Income from operations	2,138	22,825	24,963
Interest income	7	42	49
Interest expense	(6,229)	(22,771)	(29,000)
Loss on retirement of debt	—	(630)	(630)
Success fees to owners related to the CHS Transactions	(4,716)	(3,022)	(7,738)
Miscellaneous income/(expense)	(8,901)	(5,224)	(14,125)
Loss before provision for income taxes	(17,701)	(8,780)	(26,481)
Income tax expense (benefit)	(17,434)	6,160	(11,274)
Net loss	$(267)	$(14,940)	$(15,207)
Statement of Cash Flows Data:
Net cash used in:
Capital expenditures	$97	$1,702	$1,799

(2)	In fiscal 2011, there was a non-cash negative impact of $7.6 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(3)
Interest expense for fiscal 2011 of $29.0 million reflected in part increased interest expense on our senior secured notes issued in connection with the CHS Transactions. In addition, we recorded $4.9 million in acceleration of amortized loan costs of the predecessor as well as $1.6 million of amortized loan costs related to the successor. Interest expense for fiscal 2012 included $3.1 million of accelerated amortized loan costs due to certain partial redemptions of our senior secured notes and $1.0 million of amortized loan costs. Interest expense in fiscal 2013 included accelerated amortized loan costs of $2.3 million due to partial redemptions of our senior secured notes and a refinancing of our prior revolving credit facility. $1.0 million of amortized loan costs were recorded in the period.

(4)
We paid fees to both the predecessor and successor owners related to the successful completion of the CHS Transactions. As related party transactions, they were reported separately from other CHS Transactions expenses included in miscellaneous expense.

(5)
Miscellaneous expense for fiscal 2011 of $14.1 million consisted primarily of $15.0 million of non-recurring expenses related to the CHS Transactions, partially offset by $0.6 million of income related to the reversal of our compliance reserve.

(6)
While we have presented net income (loss) per common share and weighted-average shares used in computing net income (loss) per common share for fiscal 2012 and fiscal 2013, we have not presented such information for the prior periods, as the capital structures of the predecessor and successor are substantially different, and the net income (loss) per share amounts and weighted-average shares used in computing net income (loss) per common share are therefore not comparable or meaningful. Please refer to our consolidated financial statements and notes thereto for, fiscal 2011, fiscal 2012 and for fiscal 2013, which are contained elsewhere in this annual report, for a presentation of the net income (loss) per share and the weighted average shares outstanding for the predecessor and successor periods.

(7)	Represents the future revenue attributable to signed, but unperformed, purchase orders that set forth specific revenue amounts at the end of the applicable period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. The discussions in this section contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in Item 1A,“Risk Factors”. Actual results could differ materially from those discussed below.

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For almost 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2013, approximately 70.6% of our revenues were generated outside of the United States.

Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services and installation services. Our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations.

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2013 was $95.2 million, as compared to $117.7 million at March 31, 2012. The decline in backlog is mostly attributable to the completion of several large Greenfield projects in fiscal 2013 and a decrease in new order volume of the same magnitude. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have noted particular cyclicality in capital spending for new facilities in Asia, Eastern Europe and the Middle East. Revenues derived from Europe, including the Middle East, accounted for 21% and 25% of our total revenues during fiscal 2013 and fiscal 2012, respectively, and revenues derived from the Asia region accounted for 15% and 11% of our total revenues during fiscal 2013 and fiscal 2012, respectively. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Fiscal Year Ended March 31,
	2011	2012	2013
Greenfield	45%	39%	42%
MRO/UE	55%	61%	58%

We believe that our analysis of Greenfield and MRO/UE is an important measurement to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new contracts as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years.

For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenues associated with such order than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services than MRO/UE orders, and often require us to purchase materials from third party vendors. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For fiscal 2013, MRO/UE sales comprised approximately 58% of our consolidated revenues.

Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations

The following table sets forth data from our statements of operations and comprehensive income (loss) as a percentage of sales for the periods indicated.

	Predecessor/Successor Combined (Non-GAAP)(1)		Successor
	Fiscal Year Ended March 31,
	2011		2012		2013
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$241,063	100%	$272,323	100%	$284,036	100%
Cost of sales	131,348	54	140,208	51	151,204	53
Purchase accounting adjustments (2)	7,614	3	—	—	—	—
Gross profit	$102,101	42%	$132,115	49%	$132,832	47%
Operating Expenses:
Marketing, general, and
administrative and engineering	58,893	24%	76,280	28%	64,633	23%
Amortization of intangible assets	18,245	8	11,379	4	11,211	4
Income from operations	$24,963	10%	$44,456	16%	$56,988	20%
Interest expense, net (3)	(28,951)	(12)	(19,462)	(7)	(15,113)	(5)
Loss on redemption of debt	(630)	—	(3,825)	(1)	—	—
Success fees to owners related the
CHS Transactions (4)	(7,738)	(3)	—	—	—	—
Miscellaneous income/(expense) (5)	(14,125)	(6)	(1,671)	(1)	(325)	—
Income (loss) before provision for income taxes	$(26,481)	(11)%	$19,498	7%	$41,550	15%
Income tax expense (benefit)	(11,274)	(5)	7,468	3	14,576	5
Net income/(loss)	$(15,207)	(6)%	$12,030	4%	$26,974	9%

(1)
The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through March 31, 2011 (“successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to Note 1 to the table set forth in Item 6, “Selected Financial Data” and our consolidated financial statements and notes thereto for fiscal 2013 included elsewhere in this annual report for a separate presentation of the 2011 results for the predecessor and successor periods in accordance with GAAP.

(2)	In fiscal 2011, there was a non-cash negative impact of $7.6 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

(3)
Interest expense for fiscal 2011 of $29.0 million reflected in part increased interest expense on our senior secured notes issued in connection with the CHS Transactions. In addition, we recorded $4.9 million in acceleration of amortized loan costs of the predecessor as well as $1.6 million of amortized loan costs related to the successor. Interest expense for fiscal 2012 included $3.1 million of accelerated amortized loan costs due to certain partial redemptions of our senior secured notes and $1.0 million of amortized loan costs. During fiscal 2013, we accelerated amortized loan costs of $2.3 million associated with the refinancing of our prior revolving credit facility and a partial redemption of our senior secured notes, in addition to $1.0 million of scheduled amortized loan costs.

(4)
We paid fees to both the predecessor and successor owners related to the successful completion of the CHS Transactions. As related party transactions, they were reported separately from other CHS Transactions expenses included in miscellaneous expense.

(5)
Miscellaneous expense for fiscal 2011 of $14.1 million, which includes “Success fees to owners related to the CHS Transactions,” consisted primarily of $15.0 million of non-recurring expenses related to the CHS Transactions, partially offset by $0.6 million of income related to the reversal of our compliance reserve.

Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

Revenues. Revenues for fiscal 2013 were $284.0 million, compared to $272.3 million for fiscal 2012, an increase of $11.7 million, or 4%. During fiscal 2013, we experienced growth in both Greenfield and MRO/UE sales. In fiscal 2013, we experienced higher than usual Greenfield sales at approximately 42% of total revenue. In fiscal 2012, Greenfield sales contributed approximately 39% to total revenue, whereas MRO/UE sales contributed approximately 61%, which is more in line with our expected product mix based on historical results.

In fiscal 2013, we experienced growth of $16.3 million and $12.3 million in our Canada and Asia regions, respectively. We continued to see strong demand from customers in the Canadian oil sands region, as well as continued growth in our MRO/UE business as we grow our installed base. In Asia, our growth was driven by several large Greenfield jobs. In the United States, revenue declined $9.6 million in fiscal 2013 compared to fiscal 2012. The decline in the United States was attributable to a strong comparable year in fiscal 2012 when we experienced $5.0 million of unexpected revenue due to freeze protection initiatives after an unusually cold winter in the southern United States. Within Europe, our fiscal 2013 revenue decreased $7.2 million from fiscal 2012, which is primarily attributable to macroeconomic volatility in the region, as well as the depreciation of the Euro relative to the U.S. dollar in fiscal 2013.

We expect that revenue contributed from large Greenfield projects will fluctuate from period to period as construction schedules are inherently difficult to estimate.  While our percentage of revenue from MRO/UE during fiscal 2013 was comparable to historical averages, we expect MRO/UE percentage to fluctuate as large project volume increases or decreases.

Gross profit and margin. Gross profit totaled $132.8 million in fiscal 2013, compared to $132.1 million in fiscal 2012, an increase of $0.7 million, or 0.5%. As a percentage of revenues, profit margin decreased to 46.8% in fiscal 2013 from 48.5% in fiscal 2012. This decrease is attributable to the higher mix of Greenfield sales during fiscal 2013 as we typically realize higher margins from MRO/UE revenue. Within our Greenfield sales in fiscal 2013, we had two large projects that were competitively bid and generated comparatively lower margins which in turn reduced overall margins.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $64.6 million in fiscal 2013, compared to $76.3 million in fiscal 2012, a decrease of $11.7 million, or 15.3%. The decrease is primarily attributable to expenses incurred during fiscal 2012 related to our IPO. In connection with our IPO, $7.4 million was paid to our former private equity sponsors to terminate our management services agreement. Additionally, we incurred $6.1 million of stock compensation expense relating to the vesting of all outstanding stock options in connection with our IPO. These decreases were offset by increases in our salaries and benefits of approximately $3.4 million, which were primarily incurred to meet the needs of our growing sales and engineering operations. Excluding stock compensation and other expenses associated with our IPO, marketing, general and administrative and engineering expenses were 23% in both fiscal 2013 and 2012.

Amortization of intangible assets. Amortization of intangible assets was $11.2 million in fiscal 2013, compared to $11.4 million in fiscal 2012, a decrease of $0.2 million. The decrease is attributed to foreign currency translation adjustments. We expect fiscal 2013 and fiscal 2012 to be representative of our annual amortization expense for the foreseeable future.

Interest expense, net. Interest expense and loss on redemptions of debt totaled $15.1 million in fiscal 2013, compared to $23.3 million in fiscal 2012, a decrease of $8.2 million. In fiscal 2013 and fiscal 2012, we made redemptions on our senior notes totaling $21.0 million and $70.9 million, respectively. The decrease in our senior secured notes outstanding resulted in an approximate decrease of $3.6 million of interest expense during fiscal 2013. In connection with the senior note redemptions, we accelerated the amortization of our deferred debt issuance costs in the amounts of $0.9 million and $3.1 million in fiscal 2013 and fiscal 2012, respectively. In fiscal 2013, we refinanced our prior revolving credit facility and incurred $1.4 million in acceleration of deferred debt issuance costs. In fiscal 2012, we experienced a $3.8 million loss on retirement of debt related to early redemption premium payments on the senior notes.

Miscellaneous expense. Miscellaneous expense was $0.3 million in fiscal 2013, compared to $1.7 million in fiscal 2012, a decrease in expense of $1.4 million due mostly to decreased losses on foreign exchange transactions in fiscal 2013. Miscellaneous expense consisted primarily of losses on foreign exchange transactions and our use of foreign currency forward contracts which were $0.4 million and $1.6 million in fiscal 2013 and 2012, respectively.

Income taxes. We reported an income tax expense of $14.6 million in fiscal 2013, compared to $7.5 million in fiscal 2012, an increase of $7.1 million due to an increase of $22.1 million of taxable income in fiscal 2013. The effective tax rates were 35.1% in fiscal 2013 and 38.3% in fiscal 2012, respectively.

We have subsidiaries in multiple foreign locations and the statutory income tax rate in many of our foreign subsidiaries is lower than the U.S. federal rate of 35%. To the extent that we expect to repatriate dividends from these subsidiaries, we are required to accrue the estimated incremental U.S. tax in anticipation of the foreign dividends being repatriated. The accrual for these estimated taxes results in an effective tax rate which is nearly the same as the U.S. federal statutory rate plus state and other miscellaneous taxes. In fiscal 2012, our effective tax rate was higher due to the permanent tax effect of items related to our IPO such as the accelerated vesting of stock options. Some of the accelerated stock options had been granted to employees in foreign jurisdictions in which there is no tax deduction for stock compensation expense. See also Note 16, “Income Taxes” to our consolidated financial statements.

Net income. Net income was $27.0 million in fiscal 2013 as compared to $12.0 million in fiscal 2012, an increase of $15.0 million. In connection with our IPO, during fiscal 2012 we incurred $13.5 million of expenses related to the termination of our management services agreement and the acceleration of stock compensation expenses. Expenses related to our debt redemptions and refinancing of our prior revolving credit facility and the decrease in interest expense on our senior secured notes resulted in a decrease in interest expenses of $8.2 million in fiscal 2013. These decreases in expenses were partially offset by an increase of $7.1 million in income taxes as a result of a $22.1 million increase in pre-tax income in fiscal 2013.

Year Ended March 31, 2012 (Successor) Compared to the Year Ended March 31, 2011 (Predecessor/Successor)(Non-GAAP)

We have prepared our consolidated and combined financial statements as if Thermon Group Holdings, Inc. ("successor") had been in existence throughout all relevant periods. The historical financial and other data prior to the CHS Transactions, which occurred on April 30, 2010 and which established a new basis of accounting, have been prepared using the historical results of operations and assets and liabilities of Thermon Holdings, LLC and its subsidiaries ("predecessor"). Our historical financial data prior to April 30, 2010 may not necessarily be indicative of our future performance. For comparability to the periods discussed herein, please refer to Note 1 to the table set forth in Item 6, “Selected Financial Data.”

Revenues. Revenues for fiscal 2012 were $272.3 million, compared to $241.0 million for fiscal 2011, an increase of $31.3 million, or 13.0%. During fiscal 2012, we experienced growth in both Greenfield and MRO/UE sales. In fiscal 2011, we experienced higher than usual Greenfield sales at approximately 45% of total revenue. In fiscal 2012, Greenfield sales contributed approximately 39% to total revenue, whereas MRO/UE sales contributed approximately 61%, which is more in line with our expected product mix based on historical results. During fiscal 2012, we continued to experience sales growth from oil and gas production and refining, especially as it relates to activity in Arctic climates. Also in fiscal 2012, we experienced approximately $5.0 million in unanticipated sales due to freeze protection initiatives on existing electrical power plants located in the southern United States. These projects were in response to power disruptions due to an unusually-cold weather during the previous winter.

Revenues increased in all geographies in which we operate during fiscal 2012. We experienced growth of $18.4 million, $6.7 million, $3.7 million and $2.5 million in the United States, Canada, Europe and Asia, respectively.

Gross profit and margin. Gross profit totaled $132.1 million in fiscal 2012, compared to $102.1 million in fiscal 2011, an increase of $30.0 million, or 29.4%. As a percentage of revenues, profit margin increased to 48.5% in fiscal 2012 from 42.4% in fiscal 2011. In fiscal 2011, there was a non-cash $7.6 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting rules, inventories that were carried at lower of cost or fair value are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross margin would have been 45.5% in fiscal 2011. On an adjusted basis, profit margin was 3.0% higher in fiscal 2012. This increase is attributable to the higher mix of MRO/UE sales during the year as MRO/UE revenue generally provides us with higher gross margins.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $76.3 million in fiscal 2012, compared to $58.9 million in fiscal 2011, an increase of $17.4 million, or 29.5%. The increase is mostly attributable to an increase in salaries and benefits of $11.1 million to support our growing business. Of this amount, we had a $4.6 million increase in stock compensation expense associated with the acceleration of employee stock options at the IPO date. During fiscal 2012, we added 178 additional employees to support our growing sales and engineering needs. Fiscal 2012 also reflected an increase of $6.1 million in management fees paid to our former private equity sponsors over fiscal 2011. Management fee expense of $8.1 million during fiscal 2012 included a payment of $7.4 million in connection with the termination of the management services agreement at the time of the IPO. As a percentage of revenues, marketing, general and administrative and engineering expenses were 28.0% in fiscal 2012 and 24.4% in fiscal 2011. Excluding the management fees, that will no longer be recurring, marketing, general and administrative and engineering would have been 25.0% of revenue.

Amortization of intangible assets. Amortization of intangible assets was $11.4 million in fiscal 2012, compared to $18.2 million in fiscal 2011, a decrease of $6.8 million. We expect that fiscal 2012 is more representative of our estimated expense for amortization of intangible assets for the foreseeable future.  Amortization of intangible assets was higher in fiscal 2011 because it included the amortization of estimated backlog that was expensed over five months, which was the estimated life for that intangible asset generated by the CHS Transactions.  The amortization related to backlog accounted for the entire $6.8 million difference between the comparative periods.

Interest expense, net. Interest expense and loss on debt redemptions totaled $23.3 million in fiscal 2012, compared to $29.6 million in fiscal 2011, a decrease of $6.3 million. In fiscal 2012, we made redemptions on our senior notes totaling $70.9 million and in fiscal 2011, our predecessor repaid $109.0 million of debt in connection with the completion of the CHS Transactions which occurred April 30, 2010.  As a result of these repayments, deferred debt cost acceleration and other prepayment costs totaled $6.9 million and $4.9 million for fiscal 2012 and fiscal 2011, respectively.  Interest expense on our senior secured notes was $17.6 million and $21.3 million for fiscal 2012 and fiscal 2011, respectively.

Miscellaneous expense. Miscellaneous expense was $1.7 million in fiscal 2012, compared to $14.1 million in fiscal 2011, a decrease in expense of $12.4 million. Miscellaneous expense in fiscal 2012 consisted primarily of a $1.6 million loss on foreign exchange transactions. Miscellaneous expense in fiscal 2011 consisted primarily of $15.0 million in fees and expenses related to the CHS Transactions. We did not incur any CHS Transaction expenses in fiscal 2012.

Income taxes. We reported an income tax expense of $7.5 million in fiscal 2012, compared to an $11.3 million tax benefit in fiscal 2011, an increase of $18.8 million. The effective tax rates were 38.3% in fiscal 2012 and a benefit rate of 42.6% in fiscal 2011.

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

Net income (loss). Net income was $12.0 million in fiscal 2012, as compared to a net loss of $15.2 million in fiscal 2011, an increase of $27.2 million. The increase in net income was primarily due to increased gross profit in fiscal 2012 of $30.0 million. Increased net income was also impacted by the elimination or reduction of expenses incurred in fiscal 2011 in connection with the CHS Transactions. These included the transaction fees and expenses of $22.7 million and a decrease in amortization of intangible assets of $6.9 million. In addition, interest expense decreased by $6.3 million as compared to fiscal 2011 due to decreased levels of indebtedness. In total, the increase in gross profit and the decreases in amortization of intangible assets, interest expense and transaction costs related to the CHS Transactions contributed $65.9 million in positive impacts to fiscal 2012 net income. These were offset in fiscal 2012 by increased marketing, general, and administrative expenses of $17.4 million and income tax expense of $18.8 million and other increased miscellaneous expense (after excluding the CHS Transactions expense in fiscal 2011) of $2.5 million.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our significant contractual payment obligations as of March 31, 2013 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Senior secured notes (1)	$118,145	$—	$—	$118,145	$—
Interest payments on senior secured notes (1)	45,831	11,224	22,448	12,159	—
Operating lease obligations (2)	12,453	3,077	4,938	2,631	1,807
Obligations in settlement of the CHS Transaction (3)	3,239	3,239	—	—	—
Raw Material Supply Agreement (4)	3,543	3,543	—	—	—
Information technology services agreements (5)	1,276	630	608	38	—
Total	$184,487	$21,713	$27,994	$132,973	$1,807

(1)
Our senior secured notes, scheduled to mature on May 1, 2017, accrue interest at a fixed rate of 9.5%. We redeemed these notes on May 20, 2013. We have presented the obligation as though they were outstanding to maturity. Subsequent to March 31, 2013, we entered into an amended and restated credit agreement pursuant to which we borrowed $135 million under a variable rate term loan and used the proceeds to redeem all of the outstanding senior secured notes and pay associated make-whole premiums to the respective noteholders. See Note 20, "Subsequent Events" to our consolidated financial statements contained elsewhere in this annual report.

(2)	We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.

(3)	Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustment for estimated income tax refunds.

(4)
Represents the future committed supply purchases of nickel alloy tubing, a raw material used in our manufacturing process. We are committed to take delivery of a minimum of 700 pieces of nickel alloy tubing monthly over a one year period, at a fixed price.

(5)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies. We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which, from time to time, may adversely affect our financial results. For a discussion of contingencies that may adversely affect our results of operations, see Note 12, “Commitments and Contingencies” to our audited consolidated financial statements contained elsewhere in this annual report. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable), and management's strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment may exceed $3 million plus penalties and interest. At March 31, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we believe it is more likely than not that we will be able to sustain our tax position.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the predecessor owners.

Other than the items noted above, there are no other gains or losses or litigation settlements that are not provided for in the accounts.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2013, we had in place standby letters of credit, bank guarantees and performance bonds totaling $15.4 million to back our various customer contracts. Our Indian subsidiary also has $4.3 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our new revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs. On May 20, 2013, we completed a $118.1 million redemption of all of our outstanding senior secured notes. In connection with the redemption, we entered into a five year $135.0 million variable rate term loan. Based on the variable interest rate of 2.75% at the time of borrowing on May 20, 2013, we expect our annual interest expense to decrease by approximately $7.5 million.

Cash and cash equivalents. At March 31, 2013, we had $43.8 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $19.3 million, or 44%, of these amounts were held in domestic accounts with various institutions and approximately $24.5 million, or 56%, of these amounts were held in accounts outside of the United States with various financial institutions.

Revolving credit facility, senior secured notes and refinancing under a term loan.
Revolving credit facility.  On August 7, 2012, Thermon Industries, Inc. and Thermon Canada Inc. terminated their existing revolving credit facility, and entered into a credit facility agreement with a new syndicate of lenders led by JP Morgan Chase Bank, N.A. as administrative agent. As a result of the termination, we accelerated the remaining $1.4 million of unamortized deferred debt costs associated with the previous revolving credit facility, which is included as interest expense. Under our August 2012 revolving credit facility, which we refer to as our "prior revolving credit facility", we had availability of up to $40.0 million of aggregate loans, of which up to $20.0 million was available to our Canadian subsidiary, subject to borrowing base availability. At March 31, 2013, $37.4 million of capacity was available under our prior revolving credit facility.
On April 19, 2013, we entered into an amended and restated credit agreement with a group of lenders in the United States and Canada with JP Morgan Chase Bank, N.A. continuing to serve as lead administrative agent, which provided for a (i) a five year $135.0 million senior secured term loan facility and (ii) a five year $60.0 million senior secured revolving credit facility which we refer to collectively as our "new credit facility". On May 20, 2013, we borrowed $135.0 million under a five year term loan under our new credit facility. Proceeds from the term loan were used to redeem our outstanding senior secured notes, see "senior secured notes and refinancing under a term loan" below.
     Under our new credit facility in no case shall availability exceed commitments thereunder. In addition to our new credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At March 31, 2013, we had no outstanding borrowings under our prior revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been approximately 3%. The new credit facility will mature in April 2018. Any borrowings on our new credit facility will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate , plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our new credit facility, we are currently required to pay a 0.4% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee.

Senior secured notes and refinancing under a term loan. We have incurred substantial indebtedness in connection with the CHS Transactions in which we issued senior secured notes. As of March 31, 2013, we had $118.1 million of aggregate principal amount outstanding of our senior secured notes, which bear interest at a fixed rate of 9.5% or approximately $11.2 million annually. On May 20, 2013, we borrowed $135.0 million under a new variable rate term loan to redeem all of our outstanding senior secured notes and pay $15.5 million in call premiums. The variable rate term loan used to finance the redemption bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. At the time of borrowing, the interest rate was 2.75%. As a result of this refinancing our annual estimated interest expense is expected to be approximately $3.7 million reflecting an annual expected reduction of $7.5 million after accounting for the call premiums, which will be expensed in fiscal 2014. The term loan includes quarterly principal reduction payments beginning June 30, 2013 which in the aggregate total $81.0 million over the five year term, with the remaining $54.0 million due in April 2018.

Guarantees; security. The obligations under our new credit facility are guaranteed on a senior secured basis by each of our existing and future domestic restricted subsidiaries, including Thermon Industries, Inc., U.S. borrower under our new credit facility. The obligations under our new credit facility are secured by a first priority perfected security interest in substantially all of our assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the administrative agent under our new credit facility.

Restrictive covenants. The new credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to exceptions.

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

Since the issuance of our senior secured notes on April 30, 2010, we have been able to meet our regular debt service obligations through cash generated through our U.S. operations, and it is our expectation that we will continue to be able to do so in the future. We did, however, repatriate $24.6 million and $5.4 million in fiscal 2013 and 2012, respectively, in the form of incremental dividends from our non-U.S. subsidiaries in order to complete optional partial redemptions of our outstanding senior secured notes. Through March 31, 2013, we expected to make further repatriations of our foreign earnings. Accordingly, we accrued the estimated incremental taxes on the earnings of our foreign subsidiaries that we expect to repatriate as dividends. The accrual for these estimated tax resulted in an effective tax rate of 35.1% and 38.3% in fiscal 2013 and fiscal 2012, respectively, which is nearly the same as the U.S. federal statutory rate, plus state and other miscellaneous taxes. See also Note 16, “Income Taxes” to our consolidated financial statements.

Our ability to repatriate cash from our foreign subsidiaries may be subject to legal, contractual or other restrictions and other business considerations. See Item 1A,- "Risk Factors-Risks Related to Our Business and Industry-A significant portion of our business is conducted through foreign subsidiaries and our failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.”

Future capital requirements. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our new credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us in an amount sufficient to enable us to service our indebtedness, including our new credit facility borrowings, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, our new credit facility, on commercially reasonable terms or at all.

In fiscal 2013, we invested $6.3 million in capital expenditures, of which $4.7 million was incurred for upgrades and enhancements to our manufacturing facilities and equipment in San Marcos, Texas and $0.5 million was incurred for the development of a new heat tracing design software solution. The remaining $1.1 million represents our annual expected investments in furniture and fixture replacements, and minor maintenance. Going forward, we expect to invest approximately $5.9 million in fiscal 2014, including $3.7 million of investments to replace or extend the lives of plant and equipment, $0.5 million to enhance our proprietary software solutions, and $0.4 million to build a new warehouse in Europe and the remainder to address general capital maintenance needs.

Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

Net cash provided by operating activities totaled $41.4 million for fiscal 2013 compared to $3.1 million for fiscal 2012, an increase of $38.3 million. Our net income increased from $12.0 million in fiscal 2012 to $27.0 million in fiscal 2013, an increase of $15.0 million. In fiscal 2013, increases in accounts receivable resulted in a use of cash of $7.1 million compared to a use of cash of $11.4 million in fiscal 2012, an improvement of $4.3 million. In fiscal 2013, our inventories declined and thereby generated cash of $3.4 million compared to fiscal 2012 when our inventory grew in preparation for a temporary shutdown as we moved into our new manufacturing facility. Improvement in our accounts receivable are attributed to the timing and collection of our billings. Our accounts payable and accrued liabilities in fiscal 2013 were a source of cash of $1.5 million compared to a use of cash of $4.8 million in fiscal 2012, an improvement of $6.3 million.

Net cash used in investing activities totaled $6.6 million for fiscal 2013 compared to $9.6 million for fiscal 2012, a decrease of $3.0 million. The decrease is primarily attributable to expenditures to improve our manufacturing facilities. In fiscal 2012, we incurred $5.8 million of expenses for our new manufacturing facility, where in fiscal 2013 we only invested $2.1 million on facility enhancements as we completed the project.

Net cash used in financing activities totaled $12.2 million in fiscal 2013, compared to $22.7 million used in financing activities for fiscal 2012. In fiscal 2012, we received net proceeds on our IPO of $48.5 million. From a combination of IPO proceeds and cash on hand, we redeemed $70.9 million in aggregate principal of our senior secured notes for a use of cash totaling $74.7 million including cash premiums paid. In fiscal 2013, redemption and premiums paid on redemption of our senior secured notes were a use of cash of $21.6 million. Stock option exercises and our associated tax benefit were a source of cash of $9.7 million in fiscal 2013 compared to $5.6 million in fiscal 2012.

Year Ended March 31, 2012 (Successor) Compared to the Year Ended March 31, 2011 (Predecessor/Successor Combined) (Non-GAAP)
Net cash provided by operating activities totaled $3.1 million for fiscal 2012, compared to $32.6 million for the combined periods in fiscal 2011, a decrease of $29.5 million. In fiscal 2012, our operations improved from a loss of $15.2 million in fiscal 2011 to net income of $12.0 million in fiscal 2012. While this improvement amounted to an increase to cash flows of $27.2 million, the overall decrease in cash flows from operating activities was primarily due to the reduction of liabilities during fiscal 2012. During fiscal 2011, our cash flow from operations reflected the increase in accounts payable, interest payable, customer prepayments and taxes payable that totaled $42.8 million. In fiscal 2012, these same liabilities, as a group, decreased and therefore reflect a use of cash of $11.7 million. This change is mostly due to the reduction in taxes payable of $13.9 million. With the additional debt from the CHS Transactions, fiscal 2011 reflected an $8.8 million increase in interest payable. In total the change in liabilities as presented in our cash flow from operations amounted to a decrease of $56.7 million.

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

Net cash used in investing activities totaled $9.6 million for fiscal 2012 compared to $318.1 million for fiscal 2011. The significant increase in cash flows used in investing activities in fiscal 2011 was attributable to the $314.4 million purchase price in the CHS Transactions. Subsequent to the transaction date on April 30, 2010, we paid $3.0 million in partial settlement of obligations related to the CHS Transactions. Payment of the $3.5 million that is estimated to be due to the former shareholders will be reported as additional cash consideration paid for the CHS Transactions, in future periods. Investing activities in fiscal 2012 also consisted of $8.9 million of capital expenditures. This included a $5.8 million investment in a new manufacturing facility on our San Marcos, Texas campus. Investing activities in fiscal 2011 consisted of $1.8 million of capital expenditures.

Net cash (used in) provided by financing activities totaled $22.7 million used in fiscal 2012, compared to $306.9 million provided by financing activities for fiscal 2011. In fiscal 2012, we received net proceeds from our IPO of $48.5 million. From a combination of IPO proceeds and cash on hand, we redeemed $70.9 million in aggregate principal of our senior secured notes for a use of cash totaling $74.7 million including cash premiums paid. Financing activities in fiscal 2011 consisted of proceeds from the issuance of $210.0 million under the senior secured notes and $129.3 million received from equity investments in us offset by $15.5 million used for the payment of deferred debt costs.

Off-Balance Sheet Arrangements

As of March 31, 2013, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

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

Seasonality

Our quarterly revenues are impacted by the level of large Greenfield projects that may be occurring at any given time. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those customers in the oil and gas, refining, and chemical processing markets. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns.

Our operating expenses remain relatively consistent with some variability related to overall headcount of the Company which increased during fiscal 2013.

Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of MRO/UE demand for our products. Most of our customers perform preventative maintenance prior to the winter season, thus in our experience making the months of October and November typically our largest for MRO/UE revenue. However, revenues from Greenfield projects are not seasonal and tend to be level throughout the year, depending on the capital spending environment. Overall, seasonality does not have a material effect on our business.

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

Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be materially different from the estimates.

Revenue recognition. Revenues from sales of products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.

On average, less than 20% of our annual revenues are derived from the installation of heat tracing solutions for which we apply construction-type accounting. These construction-related contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Most of our construction contract revenue is recognized using either the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract or as it relates to cost-reimbursable projects, revenue is recognized as work is performed. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims and combining and segmenting contracts. We utilize the cost-to-cost approach to measure the extent of progress toward completion, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of total estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates as contracts progress is reflected in the period in which these changes become known, including the recognition of any losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our construction contract accounting, actual results could differ from those estimates. Our historical construction contract cost estimates have generally been accurate, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or the methodology used to calculate these estimates.

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and “field” services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenues associated with the sale of a product are recognized upon delivery, while the revenue for engineering and field services are recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence (“VSOE”), if available, Third Party Evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available.
Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories. The Company's receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of allowance for doubtful accounts, represents their estimated net realizable value. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to the Company's ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for doubtful accounts based upon an analysis of aged receivables. Past-due receivable balances are written-off when the Company's internal collection efforts have been unsuccessful in collecting the amounts due.

The Company's primary base of customers operates in the oil, chemical processing and power generation industries. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic region nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $1.1 million and $1.4 million as of March 31, 2013 and 2012, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions.  Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries.  Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors.  Our allowance for excess and obsolete inventories was $1.1 million at both March 31, 2013 and 2012.  Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

Significant judgments and estimates must be made and used in connection with establishing these allowances. If our assumptions used to calculate these allowances do not agree with our future ability to collect outstanding receivables, actual demand for our inventory, or the number of products and installations returned under warranty, additional provisions may be needed and our future results of operations could be adversely affected.

Valuation of long-lived, goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as a single reportable segment with four geographic reporting units, each of which are assessed. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. The Company determined that no impairment of goodwill existed during fiscal 2013 and fiscal 2012.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark, then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2013 or 2012.

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

As of March 31, 2013, we expect to repatriate earnings from our foreign operations to the extent that a foreign subsidiary generates earnings in excess of its working capital or other investment requirements. If available, such earnings may be monetized in the form of dividends to the U.S. parent. Accordingly, we have accrued the estimated incremental tax on the earnings of our foreign subsidiaries that we expect to repatriate as dividends. In developing our estimate of foreign earnings that are available to be repatriated, we consider the required levels of working capital at each subsidiary and accrue a deferred tax liability for the earnings and profits in excess of those requirements. We consider our original investment and our working capital portion of retained earnings at each of our foreign subsidiaries to be permanently reinvested. The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the local currency exchange rates each year.

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

Stock-based compensation expense. We account for share-based payments to employees in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations and comprehensive income based on their fair values.

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

We are also required to determine the fair value of stock-based awards at the grant date. For option awards that are subject to service conditions and/or performance conditions, we estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. Some of our option grants and awards included a market condition for which we used a Monte Carlo pricing model to establish grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, stock- based compensation expense and our results of operations could be impacted.

Recent Accounting Pronouncements

Presentation of Comprehensive Income - The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in February 2013 that provides entities the option of presenting information related to reclassification adjustments on the face of the financial statements or in the notes to the financial statements for items that are reclassified from other comprehensive income to net income in the statement where those components are presented. The requirements from the new ASU are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company expects that adoption of this ASU will not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures - The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for annual periods and interim periods within those years beginning on or after January 1, 2013. The Company expects that the adoption of this ASU will not have a material impact on our consolidated financial statements.

Non-GAAP Financial Measures

References in this annual report to “Adjusted EPS,” “Adjusted EBITDA,” “Adjusted net income”, and “Free cash flow per share” which are "non-GAAP financial measures" as defined under the rules of the SEC, are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). “Adjusted net income” represents net income before certain transaction expenses and expenses related to the CHS Transactions, debt redemptions and refinancing of our revolving line of credit, and "Adjusted EPS" represents Adjusted net income per fully-diluted common share. “Adjusted EBITDA” represents net income before interest expense (net of interest income), income tax expense, depreciation and amortization expense and other non-cash charges such as stock-based compensation expense, transaction expenses related to the CHS Transactions, our IPO, shelf registration and secondary offering, and other transactions not associated with our ongoing operations, such as the loss on retirement of debt. “Free cash flow per share” represents cash provided by operations less cash used for the purchase of property plant and equipment. The resultant cash provided or used is then divided by the fully diluted common shares outstanding.

We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, Adjusted net income or Free cash flow per share. Adjusted EPS, Adjusted EBITDA, Adjusted net income and Free cash flow per share should be considered in addition to, and not as substitutes for, income from operations, net income, net income per share, net cash provided by operating activities and other measures of financial performance reported in accordance with GAAP. Our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted net income and Free cash flow per share may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Predecessor/Successor Combined	Successor
	Year Ended March 31,
	2011	2012	2013
Net income (loss)	$(15,207)	$12,030	$26,974
Interest expense, net	28,951	19,462	15,113
Income tax expense	(11,274)	7,468	14,576
Depreciation and amortization
Expense	27,930	13,971	13,831
Stock-based compensation
Expense	1,939	6,514	1,341
Loss on retirement of debt (a)	630	3,825	—
CHS Transactions expenses (b)	22,694	—	—
Management fees (c)	2,003	8,105	—
Secondary offering expenses (d)	—	—	536
Adjusted EBITDA	$57,666	$71,375	$72,371

(a)	Represents premium expense associated with redemptions totaling $70.9 million of our senior secured notes. These redemptions took place between April 30, 2011 and April 30, 2012.

(b)	Represents expenses related to the sale process that culminated with the successful completion of the CHS Transactions, which were incurred during fiscal 2011.

(c)	Represents management fees paid to our former private equity sponsors that terminated in connection with our May 2011 IPO.

(d)
Represents legal, financial and other advisory and consulting fees and expenses incurred during fiscal 2013 in connection with our shelf registration and secondary offering in which our former private equity sponsors sold 11.5 million shares of our common stock.

The following table reconciles net income (loss) to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	Predecessor/Successor Combined	Successor
	2011 (a)	2012	2013
Net income (loss)	$(15,207)	$12,030	$26,974
Fair value adjustment to gross profit	7,614	—	—
Acceleration of stock compensation in
connection with the IPO	—	6,341	—
Management fees which terminated
at the IPO	2,003	8,105	—
Transaction expense related to the CHS
CHS Transactions	22,694	—	—
Premium charges on long term debt	630	3,825	—
Acceleration of unamortized debt costs	4,932	3,096	2,318
Discrete tax items related to the CHS
Transactions	(6,339)	—	—
Secondary offering expenses			536
Tax effect of financial adjustments	(13,265)	(7,500)	(1,007)

Adjusted Net Income - non-GAAP basis	$3,062	$25,897	$28,821
Adjusted fully-diluted earnings
per common share - non-GAAP basis	$0.10	$0.85	$0.91

Fully-diluted common shares - non-
GAAP basis (thousands)	30,454	30,454	31,797

(a)
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

The following table reconciles cash provided by operating activities to Free cash flow per share for the periods presented:

	Year Ended March 31,
	Predecessor/Successor Combined	Successor
	2011 (a)	2012	2013
Cash provided by operating activities	32,560	3,112	41,370
Less: Purchases of property, plant and equipment	(1,799)	(8,883)	(6,264)
Free cash flow provided (used)	30,761	(5,771)	35,106

Free cash flow provided (used) per fully-diluted common share	1.01	(0.19)	1.10
Fully-diluted common shares (a)	30,454	30,454	31,797

(a)
The combined predecessor/successor period in fiscal 2011 includes 11 months under the current capital structure of the successor. We have presented free cash flow provided (used) per fully-diluted common shares using the fully diluted shares for fiscal 2012. We used the fiscal 2012 denominator for the calculation because the fiscal 2011 fully diluted share count was substantially different and therefore not comparable due to the CHS Transactions, and we believe that using the fiscal 2012 fully diluted shares offers a more meaningful comparison to fiscal 2011.

Recent Developments

On April 19, 2013, we entered into an amended and restated credit agreement, with certain lenders in the United States and Canada, pursuant to which, on May 20, 2013, we borrowed $135 million under a new variable rate term loan and our revolving credit facility was increased to $60 million. Both the term loan and new revolving credit facility will mature in April 2018.

In connection with our entry into the amended and restated credit agreement, the Company delivered a notice of optional redemption to registered holders of its outstanding 9.5% senior secured notes due 2017. The outstanding notes were redeemed on May 20, 2013, with a redemption price equaling the sum of the aggregate principal amount of $118.1 million and a $15.5 million call premium. The premium payment will be expensed in our first quarter of fiscal 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 70.6% of our fiscal 2013 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

During fiscal 2012, we established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2013 and 2012, the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other major international currencies were $10.1 million and $14.4 million, respectively.

During fiscal 2013, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $2.0 million for fiscal 2013. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $2.4 million for fiscal 2013. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.1 million for fiscal 2013. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.1 million for fiscal 2013.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our consolidated statements of operations for fiscal 2013 was a loss of $0.4 million compared to a loss of $1.1 million in fiscal 2012.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The unrealized effect of foreign currency translation was a loss of $4.1 million in fiscal 2013, compared to a loss of $6.5 million in fiscal 2012. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Interest rate risk and foreign currency risk relating to debt.  Any borrowings on our new credit facility will incur interest expense that is variable in relation to the LIBOR rate. Had there been any outstanding borrowings, at March 31, 2013, the interest rate on amounts outstanding on our prior revolving credit facility was 3%. Based on our average outstanding borrowings under our prior revolving credit facility during fiscal 2013, a one percentage point increase or decrease in our interest rate would result in a net increase or decrease, respectively, of our annual interest expense of approximately $42 thousand.

The term loan under our amended and restated credit agreement pursuant to which we borrowed $135.0 million on April 19, 2013 is a variable rate LIBOR-based loan. Based on the outstanding borrowings thereunder at April 19, 2013, a 1% change in the interest rate could result in a $1.4 million increase or decrease in our annual interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of Thermon Group Holdings, Inc. and its Consolidated Subsidiaries
Report of Independent Registered Public Accounting Firm	46
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2013 and 2012 (“Successor”), the periods from May 1, 2010 to March 31, 2011 (“Successor”) and April 1 to April 30, 2010 (“Predecessor”)	48
Consolidated Balance Sheets as of March 31, 2013 and 2012	49
Consolidated Statements of Shareholders'/Members' Equity for the years ended March 31, 2013 and 2012 (“Successor”), the periods from May 1, 2010 to March 31, 2011 (“Successor”) and from April 1 to April 30, 2010 (“Predecessor”)	50
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 (“Successor”), the period from May 1, 2010 to March 31, 2011 (“Successor”) and for the period from April 1 to April 30, 2010 (“Predecessor”)	51
Notes to Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Thermon Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. (the Company or Successor) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders'/members' equity and cash flows for each of the two years in the period ended March 31, 2013, for the period from May 1, 2010 to March 31, 2011 (Successor), and for the period from April 1, 2010 to April 30, 2010 (Predecessor) of Thermon Holdings, LLC. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermon Group Holdings, Inc. at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2013, the period from May 1, 2010 to March 31, 2011 (Successor), and for the period from April 1, 2010 to April 30, 2010 (Predecessor) of Thermon Holdings, LLC., in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thermon Group Holdings, Inc.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
June 10, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Thermon Group Holdings, Inc.

We have audited Thermon Group Holdings, Inc. internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Thermon Group Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Thermon Group Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thermon Group Holdings, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders'/members' equity and cash flows for each of the two years in the period ended March 31, 2013, the period from May 1, 2010 to March 31, 2011 of Thermon Group Holdings, Inc., and for the period from April 1, 2010 to April 30, 2010 of Thermon Holdings, LLC and our report dated June 10, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
June 10, 2013

Thermon Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in Thousands, except share and per share data)

	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)

Sales	$284,036	$272,323	$227,880	$13,183
Cost of sales	151,204	140,208	132,395	6,567
Gross profit	132,832	132,115	95,485	6,616
Operating expenses:
Marketing, general and administrative and engineering	64,633	76,280	54,630	4,263
Amortization of intangible assets	11,211	11,379	18,030	215
Income from operations	56,988	44,456	22,825	2,138
Other income/(expenses):
Interest income	112	122	42	7
Interest expense	(15,225)	(19,584)	(22,771)	(6,229)
Loss on retirement of senior secured notes	—	(3,825)	(630)	—
Success fees to owners related to the CHS Transaction	—	—	(3,022)	(4,716)
Miscellaneous expense	(325)	(1,671)	(5,224)	(8,901)
Income (loss) before provision for income taxes	41,550	19,498	(8,780)	(17,701)
Income tax expense (benefit)	14,576	7,468	6,160	(17,434)
Net income (loss)	$26,974	$12,030	$(14,940)	$(267)
Other comprehensive income (loss):
Net income (loss)	$26,974	$12,030	$(14,940)	$(267)
Foreign currency translation adjustment	(4,133)	(6,517)	10,031	(576)
Other	(304)	(152)	—	—
Total comprehensive income (loss)	$22,537	$5,361	$(4,909)	$(843)
Net income (loss) per common share:
Basic	$0.88	$0.41	$(0.60)	$(5.11)
Diluted	0.85	0.40	(0.60)	(5.11)
Weighted-average shares used in computing net income (loss) per common share:
Basic	30,796,675	29,083,478	24,900,332	52,253
Diluted	31,796,830	30,454,255	24,900,332	52,253

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2013	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$43,847	$21,468
Accounts receivable, net of allowance for doubtful accounts of $1,141 and $1,434 as of March 31, 2013 and March 31, 2012, respectively	56,123	50,037
Inventories, net	34,391	38,453
Costs and estimated earnings in excess of billings on uncompleted contracts	3,515	1,996
Income taxes receivable	5,287	5,193
Prepaid expenses and other current assets	6,203	6,853
Deferred income taxes	2,211	3,664
Total current assets	151,577	127,664
Property, plant and equipment, net	31,211	27,661
Goodwill	116,303	118,007
Intangible assets, net	131,916	144,801
Debt issuance costs, net	4,373	7,446
Other long term assets	143	—
Total assets	$435,523	$425,579
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,370	$15,728
Accrued liabilities	18,715	22,442
Current portion of long term debt	—	21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,629	2,446
Income taxes payable	1,706	1,374
Obligations due to settle the CHS Transactions	3,239	3,528
Total current liabilities	45,659	66,518
Long-term debt, net of current maturities	118,145	118,145
Deferred income taxes	42,599	45,999
Other noncurrent liabilities	3,073	2,437
Common stock: $.001 par value; 150,000,000 authorized; 31,307,582 and 30,208,084 shares issued and outstanding at March 31, 2013 and March 31, 2012, respectively	31	30
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	203,027	191,998
Accumulated other comprehensive income (loss)	(1,075)	3,362
Retained earnings (accumulated deficit)	24,064	(2,910)
Shareholders’ equity	226,047	192,480
Total liabilities and shareholders' equity	$435,523	$425,579

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Consolidated Statements of Shareholders'/Members' Equity
(Dollars in Thousands)
	Ownership Units Outstanding (Predecessor)	Shares Outstanding (Successor)	Stock/Capital Amount	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor:
Balances at March 31, 2010	52,253	—	$37,501	$16,513	$1,060	$55,074
Net Loss	—	—	—	(267)	—	(267)
Foreign currency translation adjustment	—	—	—	—	(576)	(576)
Balances at April 30,2010	52,253	—	$37,501	$16,246	$484	$54,231
Successor:
Initial Capitalization at May 1, 2010:
Issuance of common stock for cash	—	21,658,530	$112,536	$—	$—	$112,536
Exchange for certain units of Thermon Holdings, LLC	—	2,825,293	14,680	—	—	14,680
Issuance of common stock for cash to certain members of management	—	391,846	2,036	—	—	2,036
Issuance of common stock in lieu of compensation	—	9,623	50	—	—	50
Stock-based compensation expense	—	—	1,889	—	—	1,889
Issuance of common stock for cash to directors	—	48,115	250	—	—	250
Net loss	—	—	—	(14,940)	—	(14,940)
Foreign currency translation adjustment (net of $197 tax expense)	—	—	—	—	10,031	10,031
Balances at March 31, 2011	—	24,933,407	$131,441	$(14,940)	$10,031	$126,532
Issuance of common stock on initial public offering net of issuance costs	—	4,575,098	48,459	—	—	48,459
Issuance of common stock in exercise of stock options	—	683,443	3,433	—	—	3,433
Stock-based compensation expense	—	—	6,514	—	—	6,514
Issuance of restricted stock as deferred compensation to employees and directors	—	16,136	—	—	—	—
Excess tax deduction from stock option exercises	—	—	2,181	—	—	2,181
Net Income	—	—	—	12,030	—	12,030
Foreign currency translation adjustment (net of $135 tax expense)	—	—	—	—	(6,517)	(6,517)
Other	—	—	—	—	(152)	(152)
Balances at March 31, 2012	—	30,208,084	$192,028	$(2,910)	$3,362	$192,480
Issuance of common stock in exercise of stock options	—	1,086,486	5,558	—	—	5,558
Issuance of restricted stock as deferred compensation to employees and directors	—	13,012	—	—	—	—
Stock Compensation expense	—	—	1,341	—	—	1,341
Excess tax deduction from stock options	—	—	4,131	—	—	4,131
Net Income	—	—	—	26,974	—	26,974
Foreign currency translation adjustment	—	—	—	—	(4,133)	(4,133)

Other	—	—	—	—	(304)	(304)
Balance at March 31, 2013	—	31,307,582	$203,058	$24,064	$(1,075)	$226,047

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Consolidated Statement of Cash Flows
(Dollars in Thousands)

	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating activities
Net income (loss)	$26,974	$12,030	$(14,940)	$(267)
Adjustment to reconcile net income to net cash (used in), provided by operating activities:
Depreciation and amortization	13,831	13,971	27,538	392
Amortization of debt costs	3,321	4,127	3,948	2,586
Stock compensation expense	1,341	6,514	1,939	—
Benefit for deferred income taxes	(1,919)	(4,947)	(8,393)	(15,122)
Premiums paid on redemptions, included as financing activities	—	3,825	—	—
Loss on disposition of property, plant and equipment	—	—	1,101	—
Other non-cash operating activities	551	721	(287)	33
Changes in operating assets and liabilities:
Accounts receivable	(7,120)	(11,435)	2,294	1,365
Inventories	3,389	(8,189)	(5,403)	(1,719)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,807)	(478)	(365)	34
Other current and noncurrent assets	611	1,591	(2,113)	(3,151)
Accounts payable	4,895	(1,292)	7,253	825
Accrued liabilities and noncurrent liabilities	(3,354)	(3,549)	19,175	9,482
Income taxes payable	657	(9,777)	7,215	(860)
Net cash (used in) provided by operating activities	41,370	3,112	38,962	(6,402)
Investing activities
Purchases of property, plant and equipment	(6,264)	(8,883)	(1,702)	(97)
Cash paid for Thermon Holding Corp.	(289)	(685)	(314,410)	—
Other investing activities	—	—	(493)	(1,397)
Net cash used in investing activities	(6,553)	(9,568)	(316,605)	(1,494)
Financing activities
Proceeds from senior secured notes	—	—	210,000	—
Payments on senior secured notes	(21,000)	(70,855)	—	—
Payments on long term debt	—	—	—	(19,385)
Proceeds or payments on revolving lines of credit	—	(2,063)	2,063
Proceeds from Initial Public Offering, net of transaction costs	—	48,459	—	—
Issuance costs associated with debt financing	(248)	—	(15,249)	—

Capital contributions	—	—	129,252	—
Issuance of common stock including exercise of stock options	5,558	3,432	250	—
Benefit from excess tax deduction from option exercises	4,131	2,181	—	—
Premium paid on redemption of senior secured notes	(630)	(3,825)	—	—
Net cash (used in) provided by financing activities	(12,189)	(22,671)	326,316	(19,385)
Effect of exchange rate changes on cash and cash equivalents	(249)	(671)	2,593	(14)
Change in cash and cash equivalents	22,379	(29,798)	51,266	(27,295)
Cash and cash equivalents at beginning of period	21,468	51,266	—	30,147
Cash and cash equivalents at end of period	$43,847	$21,468	$51,266	$2,852
Cash paid for interest and income taxes
Interest, net	$12,734	$19,022	$10,370	$3,923
Income taxes paid	$10,639	$17,723	$5,605	$860
Income tax refunds received	$(207)	$(512)	$(1,172)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
March 31, 2013

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we”, “our”, the “Company” or “Successor” herein. We refer to CHS and the two other private equity fund investors collectively as “our former private equity sponsors”.

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

Corrections of classification errors in previously reported Consolidated Statements of Operations and Comprehensive Income (Loss)

During fiscal 2013, we identified a classification error in our consolidated statements of operations and comprehensive income (loss) for all previously reported periods. We determined that charges that were invoiced to customers had been recorded as a reduction to cost of sales instead of as additional sales. The result of this error was an understatement of sales and cost of sales of $1,808 for the year ended March 31, 2012, $2,135 for the period from May 1, 2010 to March 31, 2011, and $120 for the period from April 1, 2010 through April 30, 2010. The classification errors had no effect on the reported gross profit, income from operations or net income and also had no effect on the consolidated balance sheets, the consolidated statements of cash flows or the consolidated statement of shareholders'/members' equity.

Though the correction of the classification errors had no effect on our gross profit, it did result in a slight reduction to our previously reported gross margin as a percentage of revenue as follows below:

	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
As reported:
Sales	$270,515	$225,745	$13,063
Cost of sales	138,400	130,260	6,447
Gross profit	132,115	95,485	6,616
Gross profit as a percentage of revenue	48.8%	42.3%	50.6%

	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Predecessor)
As corrected:
Sales	$272,323	$227,880	$13,183
Cost of sales	140,208	132,395	6,567
Gross profit	132,115	95,485	6,616
Gross profit as a percentage of revenue	48.5%	41.9%	50.2%

The quarterly impact of our classification error was an understatement of sales and cost of sales of $80, $491 and $477 for the three months ended December 31, 2012, September 30, 2012 and June 30, 2012, respectively. In fiscal 2012, the results of the error were an understatement of sales and cost of sales of $531, $443, $376, and $458, for the three months ended March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively. These amounts have been corrected in the quarterly results disclosed in Note 19. "Quarterly Results".

	Three Months Ended December 31, 2012	Three Months Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended March 31, 2012	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011
As reported:
Sales	$76,750	$67,358	$67,213	$69,037	$68,837	$68,023	$64,618
Cost of sales	41,799	34,719	33,874	34,553	35,146	36,072	32,629
Gross profit	34,951	32,639	33,339	34,484	33,691	31,951	31,989
Gross profit as a percentage of revenue	45.5%	48.5%	49.6%	50.0%	48.9%	47.0%	49.5%

	Three Months Ended December 31, 2012	Three Months Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended March 31, 2012	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011
As corrected:
Sales	$76,830	$67,849	$67,690	$69,568	$69,280	$68,399	$65,076
Cost of sales	41,879	35,210	34,351	35,084	35,589	36,448	33,087
Gross profit	34,951	32,639	33,339	34,484	33,691	31,951	31,989
Gross profit as a percentage of revenue	45.5%	48.1%	49.3%	49.6%	48.6%	46.7%	49.2%

Corrections of classification errors in previously reported Consolidated Statements of Cash Flows

During the second quarter of fiscal 2013, the Company identified a classification error in its cash flow statements for the year ended March 31, 2012 and for the three months ended June 30, 2012 related to the classification of excess income tax benefits associated with stock option exercises. Such benefits were improperly classified as a cash inflow from operating activities rather than a cash inflow from financing activities in the fourth quarter of fiscal 2012 and in the first quarter of fiscal 2013. The result of this error was an overstatement of cash flows from operating activities of $2,181 for the year ended March 31, 2012 and $1,243 in the first quarter of fiscal 2013. The classification errors had no effect on the reported changes in cash and cash equivalents, and also had no effect on the consolidated balance sheets, the consolidated statement of operations and comprehensive income (loss), or the consolidated statements of stockholders'/members' equity.

The reduction to cash flows from operating activities for the excess tax deduction has been properly reflected in the cash flow statement for the year ended March 31, 2013. Based on our evaluation of relevant quantitative and qualitative factors, we determined that the classification errors are immaterial to our prior period financial statements and did not warrant an amendment of our financial statements for fiscal 2012. The Company has corrected the comparative presentation of the prior period in the consolidated statements of cash flows for the year ended March 31, 2012 as follows:

Year Ended
March 31, 2012
Cash flows from operating activities:
As reported	$5,293
Error correction	(2,181)
As adjusted	3,112

Cash flows from financing activities:
As reported	$(24,852)
Error correction	2,181
As adjusted	(22,671)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 71%, 66%, 62%, and 70% of the Company's consolidated sales and $36,358, $33,912 $16,271 and $18,509 of the Company's consolidated pretax income for fiscal 2013, fiscal 2012, for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010 (the two periods which represent fiscal 2011), respectively, and 54% and 54%, of the Company's consolidated total assets at March 31, 2013 and 2012, respectively.

Segment Reporting

The Company's senior management allocates resources and assesses the performance of its electrical and steam heat tracing of piping, vessels, instrumentation and associated equipment sales activities as one reportable segment. Resources are further allocated to four operating segments which are the United States, Canada, Europe and Asia.

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

Receivables

The Company's receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of allowance for doubtful accounts, represents their estimated net realizable value. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to the Company's ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for doubtful accounts based upon an analysis of aged receivables. Past-due receivable balances are written-off when the Company's internal collection efforts have been unsuccessful in collecting the amounts due.

The Company's primary base of customers operates in the oil, chemical processing and power generation industries. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic region nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

The Company performs credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $1,141 and $1,434 as of March 31, 2013 and 2012, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Predecessor:
Balance at March 31, 2010	$1,835
Reductions to expense	(53)
Write-off of uncollectible accounts	—
Balance at April 30, 2010	$1,782
Successor:
Balance at May 1, 2010	$1,782
Additions charged to expense	792
Write-off of uncollectible accounts	(1,087)
Balance at March 31, 2011	$1,487
Additions charged to expense	307
Write-off of uncollectible accounts	(360)
Balance at March 31, 2012	$1,434
Reductions to expense	(21)
Write-off of uncollectible accounts	(272)
Balance at March 31, 2013	$1,141

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

Significant judgments and estimates must be made and used in connection with establishing these allowances. If our assumptions used to calculate these allowances do not agree with our future ability to collect outstanding receivables, actual demand for our inventory, or the number of products and installations returned under warranty, additional provisions may be needed and our future results of operations could be adversely affected.

Revenue Recognition

Revenues from sales of products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.

On average, less than 20% of our annual revenues are derived from the installation of heat tracing solutions for which we apply construction-type accounting. These construction-related contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Most of our construction contract revenue is recognized using either the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract or as it relates to cost-reimbursable projects, revenue is recognized as work is performed. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims and combining and segmenting contracts. We utilize the cost-to-cost approach to measure the extent of progress toward completion, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of total estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates as contracts progress is reflected in the period in which these changes become known, including the recognition of any losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our construction contract accounting, actual results could differ from those estimates. Our historical construction contract cost estimates have generally been accurate, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or the methodology used to calculate these estimates.

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and “field” services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenues associated with the sale of a product are recognized upon delivery, while the revenue for engineering and field services are recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence (“VSOE”), if available, Third Party Evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available.

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

Depreciation is computed using the straight-line method over the following lives:

	Useful Lives in Years
Land improvements	15	-	20
Buildings and improvements	10	-	40
Machinery and equipment	3	-	25
Office furniture and equipment	3	-	10
Internally developed software	5	-	7

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as a single reportable segment with four geographic reporting units, each of which are assessed. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. The Company determined that no impairment of goodwill existed during fiscal 2013 and fiscal 2012.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2013 or 2012.

Debt Issuance Costs

The Company defers the costs associated with the debt and financing arrangements. These costs are amortized over the life of the loan or financing as interest expense using the effective interest method. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2013 and fiscal 2012, for the period from May 1, 2010 to March 31, 2011 and April 1 to April 30, 2010, were $3,321, $4,127, $3,948 and $2,586, respectively. Included in these amounts are the acceleration of amortization associated with early retirements of our senior secured notes and our prior revolving credit facility.

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

Stock-based Compensation

We account for share-based payments to employees in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations and comprehensive income based on their fair values.

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

We are also required to determine the fair value of stock-based awards at the grant date. For option awards that are subject to service conditions and/or performance conditions, we estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. Some of our option grants and awards included a market condition for which we used a Monte Carlo pricing model to establish grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, stock- based compensation expense and our results of operations could be impacted.

Income Taxes

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

As of March 31, 2013, we expect to repatriate earnings from our foreign operations to the extent that a foreign subsidiary generates earnings in excess of its working capital or other investment requirements. If available, such earnings may be monetized in the form of dividends to the U.S. parent. Accordingly, we have accrued the estimated incremental tax on the earnings of our foreign subsidiaries that we expect to repatriate as dividends. In developing our estimate of foreign earnings that are available to be repatriated, we consider the required levels of working capital at each subsidiary and accrue a deferred tax liability for the earnings and profits in excess of those requirements. We consider our original investment and our working capital portion of retained earnings at each of our foreign subsidiaries to be permanently reinvested. The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the local currency exchange rates each year.

Foreign Currency Transactions and Translation

Exchange adjustments resulting from foreign currency transactions are recognized in income as realized. For the Company's non-U.S. dollar functional currency subsidiaries, assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Income and expense items are translated at a weighted average exchange rate prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.

Loss Contingencies

We accrue for probable losses from contingencies on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Warranties

The Company offers a standard warranty on product sales in which they will replace a defective product for a period of one year. Warranties on construction projects are negotiated individually, are typically one year in duration, and may include the cost of labor to replace products. Factors that affect the Company's warranty liability include the amount of sales, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal 2013, fiscal 2012, for the period from May 1, 2010 to March 31, 2011 and April 1 to April 30, 2010, were $2,832, $881, $1,770, and $1,676, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of goods sold, and freight collections from customers is included as part of revenue.

Economic Dependence

No customer represented more than 10% of the Company's accounts receivable at March 31, 2013 or 2012.

Reclassifications

Certain reclassifications have been made within these consolidated financial statements to conform prior periods to current year presentation.

Recent Accounting Pronouncements
Presentation of Comprehensive Income - The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in February 2013 that provides entities the option of presenting information related to reclassification adjustments on the face of the financial statements or in the notes to the financial statements for items that are reclassified from other comprehensive income to net income in the statement where those components are presented. The requirements from the new ASU are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company expects that adoption of this ASU will not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures - The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for annual periods and interim periods within those years beginning on or after January 1, 2013.The Company expects that the adoption of this ASU will not have a material impact on our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At March 31, 2013 and March 31, 2012, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value follows:

	March 31, 2013		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,145	$131,436	$139,145	$153,755	Level 2 - Market Approach

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
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2013 and March 31, 2012, the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other major international currencies were as follows:

Notional amount of foreign exchange forward contracts by currency
	March 31, 2013	March 31, 2012
Russian Ruble	$4,233	$5,625
Euro	2,510	7,495
Canadian Dollar	2,134	1,309
South Korean Won	919	—
Other	329	—
Total notional amounts	$10,125	$14,429
The consolidated balance sheets reflects unrealized gains and losses at their fair value as of the reporting date. Unrealized gains are reflected in accounts receivable, net and unrealized losses within accrued liabilities.

	March 31, 2013		March 31, 2012
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$87	$32	$8	$196
Realized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income (loss) were a gain of $3, and a loss of $554 for fiscal 2013 and fiscal 2012, respectively. We did not enter any foreign currency forward contracts for the period from May 1, 2010 to March 31, 2011 and the period from April 1, 2010 to April 30, 2010. Gains and losses from our forward contracts were offset by transaction gain and losses from the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $423, $1,625, and $276 for fiscal 2013, fiscal 2012, and the period from May 1, 2010 to March 31, 2011, respectively and a gain of $254 for the period from April 1, 2010 to April 30, 2010.

3. Net Income (Loss) per Common Share
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share for fiscal 2013, the only period in which the performance stock units were outstanding.
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for fiscal 2013, fiscal 2012, and for the periods from May 1, 2010 to March 31, 2011 and from April 1, 2010 to April 30, 2010, respectively, is as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Basic net income (loss) per common share
Net income (loss)	$26,974	$12,030	$(14,940)	$(267)
Weighted-average common shares outstanding	30,796,675	29,083,478	24,900,332	52,253
Basic net income (loss) per common share	$0.88	$0.41	$(0.60)	$(5.11)

	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period From April 1, Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Diluted net income (loss) per common share
Net income (loss)	$26,974	$12,030	$(14,940)	$(267)
Weighted-average common shares outstanding	30,796,675	29,083,478	24,900,332	52,253
Common share equivalents:
Stock options issued	953,710	1,370,777	—	—
Restricted and performance stock units issued	46,445	—	—	—
Weighted average shares outstanding – dilutive	31,796,830	30,454,255	24,900,332	52,253
Diluted net income (loss) per common share (1)	$0.85	$0.40	$(0.60)	$(5.11)

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

In those periods in which the Company was in a net income position, all stock options outstanding were dilutive and no options had a strike price below the average market price of the stock during the year.

See Note 14. "Shareholders' Equity (Successor)", for additional information regarding the stock split on March 31, 2011. The Board of Directors of Thermon Group Holdings, Inc. (“Successor”) approved a 192.4586811-for-one split of Successor's issued and outstanding common stock. These consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 192.458681-for-one split. Note that the capital structures of the predecessor and successor are substantially different and the reported per common share amounts are not comparable.

4. Inventories
Inventories consisted of the following at March 31:

	2013	2012
Raw materials	$10,232	$11,721
Work in process	1,685	1,402
Finished goods	23,550	26,424
	35,467	39,547
Valuation reserves	(1,076)	(1,094)
Inventories, net	$34,391	$38,453

The following table summarizes the annual changes in our valuation reserve accounts:

Predecessor:
Balance at March 31, 2010	$1,172
Additions charged to expense	42
Charged to reserve	(16)
Balance at April 30, 2010	$1,198
Successor:
Balance at May 1, 2010	$1,198
Additions charged to expense	507
Balance at March 31, 2011	$1,705
Reduction in reserve (reducing cost of goods sold)	(594)
Charged to reserve	(17)
Balance at March 31, 2012	$1,094
Additions charged to expense	179
Charged to reserve	(197)
Balance at March 31, 2013	$1,076

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2013	2012
Land, buildings and improvements	$19,372	$16,391
Machinery and equipment	12,114	9,276
Office furniture and equipment	3,110	1,848
Internally developed software	1,744	816
Construction in Progress	1,042	2,687

Accumulated depreciation	(6,171)	(3,357)
	$31,211	$27,661

Depreciation expense was $2,619, $2,593, $1,894, and $177 in fiscal 2013 and fiscal 2012, the period from May 1, 2010 to March 31, 2011, and the period from April 1 to April 30, 2010, respectively.

Included within depreciation expense was amortization of internally developed software of $237, $151, $137, and $12 in fiscal 2013, fiscal 2012, the period from May 1, 2010 to March 31, 2011, and the period from April 1 to April 30, 2010, respectively.

6. Goodwill and Other Intangible Assets

The carrying amount of goodwill as of March 31, 2013, is as follows:

Amount
Balance as of March 31, 2012	$118,007
Foreign currency translation impact	(1,704)
Balance as of March 31, 2013	$116,303

The Company does not expect goodwill recorded to be deductible for tax purposes.

At March 31, 2013, approximately $3,589 of the purchase related to the CHS Transactions was held in escrow to secure the Predecessor's indemnification obligations in the event of any breaches of representation and warranties contained in the definitive agreements.

Intangible assets at March 31, 2013 and March 31, 2012 consisted of the following:

	Gross Carrying Amount at March 31, 2013	Accumulated Amortization	Net Carrying Amount at March 31, 2013	Gross Carrying Amount at March 31, 2012	Accumulated Amortization	Net Carrying Amount at March 31, 2012
Trademarks	$47,693	$—	$47,693	$48,348	$—	$48,348
Developed technology	10,929	(1,659)	9,270	11,080	(1,135)	9,945
Customer relationships	101,355	(27,723)	73,632	102,492	(17,569)	84,923
Backlog	10,167	(10,167)	—	10,287	(10,287)	—
Certification	498	—	498	505	—	505
Other	1,630	(807)	823	1,633	(553)	1,080
Total	$172,272	$(40,356)	$131,916	$174,345	$(29,544)	$144,801

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, backlog and other intangible assets have estimated lives of 20 years, 10 years, 4 months and 6 years, respectively. The weighted average useful life for the group is 10 years. Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2013 and 2012 were the results of foreign currency translation adjustments.

The Company recorded amortization expense of $11,211, $11,379, $18,030 and $215 in fiscal 2013. fiscal 2012, the period from May 1, 2010 through March 31, 2011, and the period April 1, 2010 through April 30, 2010, respectively. Annual amortization for the next five years and thereafter will approximate the following:

2014	$11,151
2015	11,151
2016	11,151
2017	11,151
2018	11,151
Thereafter	27,970
Total	$83,725

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2013	March 31, 2012
Accrued employee compensation and related expenses	$8,047	$10,970
Interest	4,703	6,162
Customer prepayment	2,197	1,518
Warranty reserve	552	857
Professional fees	1,436	1,346
Sales tax payable	175	183
Other	1,605	1,406
Total accrued current liabilities	$18,715	$22,442
8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,126 USD at March 31, 2013). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at March 31, 2013 or March 31, 2012.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,471 USD at March 31, 2013). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No loans were outstanding under the facility at March 31, 2013 or March 31, 2012.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $339 USD at March 31, 2013). The facility is collateralized by real estate. No loans were outstanding under the facility at March 31, 2013 or March 31, 2012.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $477 USD at March 31, 2013).  No loans were outstanding under the Japanese revolving credit facility at March 31, 2013 or March 31, 2012.
Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either March 31, 2013, or March 31, 2012, respectively.
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2013	March 31, 2012
9.500% Senior Secured Notes, due May 2017	$118,145	$139,145
	118,145	139,145
Less current portion	—	(21,000)
	$118,145	$118,145

Revolving Credit Facility and Senior Secured Notes
Revolving credit facility.  On August 7, 2012, Thermon Industries, Inc. and Thermon Canada Inc. terminated their existing revolving credit facility, and entered into a new credit facility agreement with a new syndicate of lenders led by JP Morgan Chase Bank, N.A. as administrative agent. As a result of the termination, we accelerated the remaining $1,447 of unamortized deferred debt costs associated with the prior revolving credit facility, which is included as interest expense. Under the August 2012 revolving credit facility, we had available up to $40,000 of aggregate loans, of which up to $20,000 was available to our Canadian subsidiary, subject to borrowing base availability. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of March 31, 2013, we had $37,420 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our August 2012 revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates.  At March 31, 2013, we had no outstanding borrowings under the revolving credit facility. Had there been any outstanding borrowings, the interest rate would have been approximately 3%.

On April 19, 2013, the August 2012 revolving credit facility was amended and restated. See Note 20. "Subsequent Events".
Senior secured notes.  As of March 31, 2013, we had $118,145 of aggregate principal amount outstanding of our senior secured notes with annual cash interest expense of approximately $11,224. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.5%. We pay interest in cash semi-annually on May 1 and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the CHS Transactions and related transaction costs.  The senior secured notes are secured by all of the assets of the Company.
During fiscal 2013 and 2012, the Company made partial redemptions of the senior secured notes in the amount of $21,000 and $70,855, respectively.  In connection with these redemptions, the Company paid early redemption premiums of $630 and $3,825 for fiscal 2013 and fiscal 2012, respectively. As a result of these partial redemptions, we accelerated the amortization of deferred debt cost of $871 and $3,096 for fiscal 2013 and fiscal 2012, respectively.  These expenses were included in interest expense for the periods reported.
On May 20, 2013, the Company completed an optional redemption of all outstanding senior secured notes in connection with the amended and restated revolving credit facility in which the Company borrowed $135,000 under a five-year variable rate term loan. See Note 20. "Subsequent Events".
Guarantees; security.  The obligations under August 2012 revolving credit facility are guaranteed on a senior secured basis by the Company and each of its existing and future domestic restricted subsidiaries. The obligations under our revolving credit facility are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the administrative agent under our revolving credit facility. Our guarantees are also secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions; provided, however, that the liens are contractually subordinated to the liens thereon that secure our revolving credit facility.
Restrictive covenants.  The revolving credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to customary exceptions.

Maturities of long-term debt are as follows for the years ended March 31:

2014	$—
2015	—
2016	—
2017	—
2018	118,145
Total	$118,145

10. Related-Party Transactions
Included in our consolidated balance sheet is “Obligations due to settle the CHS Transactions,” which totaled $3,239 and $3,528 at March 31, 2013 and March 31, 2012, respectively.  These amounts represent amounts due to the predecessor owners in final settlement of the acquisition by our former private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During fiscal 2013, fiscal 2012, and for the period from May 1, 2010 to March 31, 2011 we paid $289, $685, and $2,962, respectively, to the predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions".  At March 31, 2013, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the predecessor and remaining encumbered cash to be released as letters of credit expire.

We paid management and transaction success fees to, and reimbursed the out of pocket expenses of, our former private equity sponsors of $8,158 and $8,569 in fiscal 2012 and in the period from May 1, 2010 to March 31, 2011, respectively. The amount in fiscal 2012 was reported as part of marketing general and administrative and engineering expense and included $7,400 paid to the former private equity sponsors in fees for the termination of their respective management agreements. Of the amount in the period from May 1, 2010 to March 31, 2011, $620 was included in prepaid expenses and has since been expensed, $2,605 was included as debt issuance costs, net on the consolidated balance sheet, $3,022 was included in success fees to owners related to the CHS Transactions expense, $398 was included in miscellaneous expense, and $1,924 of management fees to our former private equity sponsors was included in marketing, general and administrative and engineering expense.

The predecessor paid management fees and expenses to its private equity sponsor, Audax, in the period from April 1 to April 30, 2010 of $4,795. Of this amount $79 was included in marketing, general and administrative and engineering expense and $4,716 was included in Success fees to owners related to the CHS Transactions.

11. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $1,458, $1,357, $673 and $125 in fiscal 2013, fiscal 2012, the period ended May 1, 2010 to March 31, 2011 and the period from April 1 to April 30, 2010, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain profitability objectives. The Company recorded approximately $4,268, $6,943, $5,131, and $273, for incentive compensation earned in fiscal 2013, fiscal 2012, the period ended May 1, 2010 to March 31, 2011 and the period from April 1 to April 30, 2010, respectively.

The Company paid a bonus totaling $3,545 to certain employees in connection with the CHS Transactions, which is included as miscellaneous expense in the period from April 1, 2010 to April 30, 2010.

12. Commitments and Contingencies
At March 31, 2013, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $15,398. Of this amount, $1,978 is secured by cash deposits at the Company's financial institutions. The remaining $13,420 represents a reduction of the available amount of the company's short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2013 and March 31, 2012, was approximately $1,978 and $2,398, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $2,362, $2,021, $1,712 and $156 in fiscal 2013, fiscal 2012, the period from May 1, 2010 to March 31, 2011 and the period from April 1 to April 30, 2010, respectively. Future minimum annual lease payments under these leases are as follows for the years ended March 31:

2014	$3,077
2015	2,634
2016	2,304
2017	1,493
2018	1,138
Thereafter	1,807
$12,453

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,160, $1,026, $1,010 and $92 in fiscal 2013, fiscal 2012, the period from May 1, 2010 to March 31, 2011 and the period from April 1 to April 30, 2010, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2014	$630
2015	453
2016	155
2017	38
2018	—
Thereafter	—
$1,276

        In addition to the foregoing, we are committed to take delivery of a 700 pieces of nickel alloy tubing monthly over a one year period, at a fixed price, which in total is $3,543

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties, or judgment being assessed against the Company, which, from time to time, may have an impact on earnings. We do not currently expect any of the following proceedings will have a material adverse effect on the Company's operations or financial position. We cannot, however, provide any assurances that we will prevail in any of these matters.

Notice of Tax Dispute with the Canada Revenue Agency- On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment could be $3.0 million plus penalties and interest. At March 31, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we consider it more likely than not that our tax position will be sustained.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the predecessor owners.

Changes in the Company's warranty reserve are as follows:

Predecessor:
Balance at March 31, 2010	$699
Reserve for warranties issued during the period	58
Settlements made during the period	(1)
Balance at April 30, 2010	$756
Successor:
Balance at May 1, 2010	$756
Reserve for warranties issued during the period	1,662
Settlements made during the period	(1,093)
Balance at March 31, 2011	$1,325
Reserve for warranties issued during the period	445
Settlements made during the period	(913)
Balance at March 31, 2012	$857
Reserve for warranties issued during the period	15
Settlements made during the period	(320)
Balance at March 31, 2013	$552

Management Employment Contracts-Our four senior executive officers are subject to employment contracts that provide for benefits under various circumstances of termination which include continued payment of their salary for up to twelve months. As a group, the combined possible salary payment would be $1,000 if they were terminated in connection with circumstances such as a change of control.

13. Members' Equity (Predecessor)

The limited liability company agreement (Operating Agreement) entered into in August 2007 in connection with the acquisition of Thermon set forth that ownership interests were comprised of Class A Units for investors and a series of Class P Units as profits interest units. The Operating Agreement set forth the terms of ownership and how the profits, losses and gains were allocated to the capital accounts of its members. The timing and aggregate amount of distributions to unit holders were determined at the sole discretion of the Board of Managers. Only Class A Units were voting units. Unless specifically agreed, holders of the Company's ownership interest had no liability for the Company's obligations.

Units were not transferable, except in limited circumstances as set out in the Operating Agreement.

Class P Units were additionally subject to the terms of the certificate documenting the award, including vesting and repurchase rights at the lower of original cost of fair market value upon separation of service.

With the close of the CHS Transactions, all Class A Units and all vested Class P Units were liquidated through cash distributions to their respective holders.

14. Shareholders' Equity (Successor)

On March 31, 2011, the Board of Directors of Thermon Group Holdings, Inc. (“Successor”) approved an increase in the number of authorized shares to 150,000,000 shares of common stock and a 192.458681-for-one split of Successor's issued and outstanding common stock. The increase in the authorized shares and the stock split became effective on March 31, 2011. The common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have been presented to reflect the 192.458681-for-one split for the period from May 1, 2010 to March 31, 2011. The stock split only applied to the Successor and had no effect on capital structure of the Predecessor, which is reported within these financial statements.

We have 10,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were issued or outstanding at March 31, 2013 or 2012.

15. Stock-Based Compensation Expense

Since the completion of the CHS Transactions on April 30, 2010, the board of directors has adopted and the shareholders have approved two stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (“2010 Plan”) was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company's common stock that may be awarded to employees, directors or non-employee contractors compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan and the 2011 LTIP are referred to as the “Stock Plans.”

At the completion of the IPO on May 5, 2011, 2,757,524 options that were then unvested became vested and exercisable. Accordingly, the Company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the 2010 Plan.
Unvested options outstanding are scheduled to vest over five years with 20% vesting on the anniversary date of the grant each year. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During fiscal 2013, we did not make any changes in accounting principles or methods of estimates relating to stock-based compensation expense.

A summary of activity under our Stock Plans for fiscal 2013, fiscal 2012 and for the period from May 1, 2010 to March 31, 2011 is as follows (no options were issued or outstanding in fiscal 2010 or for the period from April 1 to April 30, 2010, see Note 13, "Members' Equity (Predecessor)"):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2010	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at April 30, 2010	—	$—
Granted	2,757,524	5.38
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2011	2,757,524	$5.38
Granted	117,600	12.00
Exercised	(683,443)	5.38
Forfeited	(12,056)	6.46
Balance at March 31, 2012	2,179,625	$5.74
Granted	56,532	21.52
Exercised	(1,086,486)	5.31
Forfeited	(16,891)	7.98
Balance at March 31, 2013	1,132,780	$6.98
For fiscal 2013 and fiscal 2012, the intrinsic value of stock option exercises was $18,387, and $8,860 respectively.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2010	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at April 30, 2010	—	—
Granted	2,757,524	2.97
Vested	—	—
Forfeited	—	—
Balance at March 31, 2011	2,757,524	2.97
Granted	117,600	5.99
Vested	(2,757,524)	2.97
Forfeited	—	—
Balance at March 31, 2012	117,600	5.99
Granted	56,532	12.26
Vested	(23,520)	5.99
Forfeited	(4,386)	8.32
Balance at March 31, 2013	146,226	8.34

For fiscal 2013, fiscal 2012, we recorded stock based compensation of $1,341 and $6,514, respectively, and from the period from May 1, 2010 to March 31, 2011, we recorded expense of $1,939. No options were issued for the period from April 1, 2010 to April 30, 2010. Total unrecognized expense related to non-vested stock option awards was approximately $1,053 as of March 31, 2013. We anticipate this expense will be recognized over a weighted average period of approximately 3.51 years.

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding				Options Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2013	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2013
$5.20	883,904	7.55	$5.20	$15,035,207	883,904		$5.20
$9.82	89,740	7.91	$9.82	1,111,879	89,740		$9.82
$12.00	104,230	8.12	$12.00	1,064,188	10,150		$12.00
$21.52	54,906	9.34	$21.52	37,885	—
$5.20-$21.52	1,132,780	7.71	$6.98	$17,249,159	983,794	7.66	$5.71	$16,250,718
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing price of $22.21 as of March 31, 2013, which would have been received by the option holders had all option holders exercised as of that date.
Stock options are valued by using a Black-Scholes-Merton option pricing model. We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The expected life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options. Due to the fact that the common stock underlying the options was not publicly traded for an equivalent period of the expected term of the options, the expected volatility was based on a comparable group of companies in conjunction with the historical volatility from traded shares of our stock. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.
The following table reflects the assumptions used for the past two fiscal years and in the period from May 1, 2010 to March 31, 2011. No options were granted in the period from April 1, 2010 to April 30, 2010.

	Year Ended March 31, 2013	Year Ended March 31, 2012	Period from May 1, 2010 to March 31, 2011
Expected life	6.5	6.66	6.66
Expected volatility	59.9%	45.0%	45.0%
Risk free interest rate	0.98%	3.25%	2.02%
Dividend expense yield	—	—	—

Restricted Stock Awards and Units

Restricted stock awards have been issued to members of our board of directors and restricted stock units have been issued to certain employees. For restricted stock awards, the actual common shares have been issued with voting rights and are included as part of our total common shares outstanding. The common shares may not be sold or exchanged until the vesting period is completed. For restricted stock units, no common shares are issued until the vesting period is completed. For both restricted stock awards and units, fair value is determined by the market value of our common stock on the date of the grant

The following table summarizes the activity with regard to unvested restricted stock awards during fiscal 2013 and fiscal 2012. (No restricted stock awards were issued or outstanding in fiscal 2010, for the period from April 1 to April 30, 2010, or for the period from May 1, 2010 to March 31, 2011, see Note 13, "Members' Equity (Predecessor)")

Restricted Stock Awards	Number of Shares	Weighted Average Grant Price
Balance at March 31, 2011	—	$—
Granted	16,136	12.42
Exercised	—	—
Forfeited	—	—
Balance of unvested awards at March 31, 2012	16,136	12.42
Granted	13,012	21.52
Exercised	(8,068)	12.42
Forfeited	—	—
Balance of unvested awards at March 31, 2013	21,080	$18.09

Based on our closing stock price of $22.21, the aggregate intrinsic value of the unvested restricted stock awards at March 31, 2013 was $468. Total unrecognized expense related to unvested restricted stock awards was approximately $130 as of March 31, 2013. We anticipate this expense to be recognized over a weighted average period of approximately 0.3 years.

The following table summarizes the activity with regard to unvested restricted stock units during fiscal 2013 and fiscal 2012. (No restricted stock awards were issued or outstanding in fiscal 2010, for the period from April 1 to April 30, 2010, or for the period from May 1, 2010 to March 31, 2011, see Note 13, "Members' Equity (Predecessor)")

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance at March 31, 2011	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance of unvested units at March 31, 2012	—	—
Granted	71,923	21.52
Exercised	—	—
Forfeited	(814)	—
Balance of unvested units at March 31, 2013	71,109	21.52

Based on our closing stock price of $22.21, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2013 was $1,579. Total unrecognized expense related to unvested restricted stock awards was approximately $1,204 as of March 31, 2013. We anticipate this expense to be recognized over a weighted average period of approximately 1.41 years.

Performance Stock Units
During fiscal 2013, performance stock unit awards were issued to our four named executive officers had a total fair value at grant date of $960. The performance indicator for these stock awards is based on the market performance of our stock price as compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the performance indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The fair value of the performance units will be expensed over three years, whether or not the market condition is met. At the end of each fiscal year, one-third of the performance units will be evaluated. It will then be determined how many shares of stock will be issued. In each year, the possible number of shares that will be issued ranges from zero to 29,430 in the aggregate. Shares that are not awarded in a given year will be forfeited. At March 31, 2013, there was $438 in stock compensation that remained to be expensed.

16. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period from May, 1 2010 to March 31, 2011	For the Period from April 1, 2010 to April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current provision:
Federal provision (benefit)	$3,835	$(1,072)	$4,878	$(2,016)
Foreign provision (benefit)	12,352	12,551	9,394	(177)
State provision (benefit)	422	356	281	(119)
Deferred provision:
Federal deferred provision (benefit)	(376)	(1,424)	(4,975)	(14,730)
Foreign deferred provision (benefit)	(1,646)	(2,788)	(3,288)	(354)
State deferred provision (benefit)	(11)	(155)	(130)	(38)
Total provision for income taxes (benefit)	$14,576	$7,468	$6,160	$(17,434)

Deferred income tax assets and liabilities were as follows:

	March 31,
	2013	2012
Deferred tax assets:
Current
Accrued liabilities and reserves	$946	$2,411
Unrealized gain on hedge	11	68
Inventories	433	383
International, net	945	912
Total current deferred tax assets	2,335	3,774

Non-current
Foreign tax credit carry forward	1,159	—
Capitalized transaction costs	740	809
Stock option compensation	963	1,434
Other	18	72
Total non-current deferred tax assets	2,880	2,315

Deferred tax liabilities:
Current
Prepaid expenses	(124)	(110)
Total current deferred tax liabilities	(124)	(110)
Non-current
Intangible assets	(38,783)	(42,498)
Property, plant and equipment	(3,011)	(2,246)
Undistributed foreign earnings	(3,685)	(3,570)
Total non-current tax liabilities	(45,479)	(48,314)

Net current deferred tax asset	$2,211	$3,664
Net non-current deferred tax liability	$(42,599)	$(45,999)

As of March 31, 2013, the Company had foreign tax credit carryforwards of approximately $1,159. These carryforwards expire in fiscal 2023. Recognition of these credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Successor			Predecessor
	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period from May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
U.S.	$4,951	$(14,480)	$(13,894)	$(16,652)
Non-U.S.	36,599	33,978	5,114	(1,049)
Income (loss) from continuing operations	$41,550	$19,498	$(8,780)	$(17,701)

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Successor			Predecessor
	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Notional U.S. federal income tax expense (benefit) at statutory rate	$14,543	$6,825	$(3,073)	$(6,196)
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	263	77	61	—
Undistributed foreign earnings	44	1,728	1,978	—
Effects on Canadian debt facility	—	—	—	(8,713)
Rate difference-international subsidiaries	(270)	(1,974)	5,190	(3,587)
Nondeductible expenses	115	774	1,541	1,041
Charges related to uncertain tax positions	143	211	582	—
Other	(262)	(173)	(119)	21
Provision (benefit) for income taxes	$14,576	$7,468	$6,160	$(17,434)

The Company views undistributed earnings of its foreign subsidiaries as eligible for repatriation to the extent that the earnings have exceeded their local working capital requirements and therefore the foreign subsidiary has the ability to distribute earnings to the U.S. parent. The Company considers its original investment and the working capital portion of retained earnings of each foreign subsidiary to be permanently reinvested. The deferred tax liability recorded on the U.S. financial statements is subject to fluctuations in the U.S. dollar/foreign currency exchange rate each year. The translation effect to our deferred tax liability was a$52 decrease and a $287 increase as of March 31, 2013 and 2012, respectively.

In connection with the Audax Transaction in 2007, the Predecessor obtained financing in Canada, which was repaid through the CHS Transactions. In completing the Audax Transaction, the stock of Thermon Canada, a subsidiary of Thermon Manufacturing Company (“TMC”), was distributed to Thermon Holding Corp. (“THC”). This caused TMC to realize a gain on the difference between its tax basis in Thermon Canada and the fair market value of Thermon Canada's stock under Section 311(b) of the Internal Revenue Code; however, the gain was deferred under the consolidated return rules and created a “deferred intercompany gain”. This deferred gain is a tax attribute that is not reflected on the financial statements of the Company since it is avoidable.

As of March 31, 2013, the tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The Company’s U.S. federal income tax returns are under exam for the Predecessor’s tax period ending April 30, 2010 and the tax years ended March 31, 2010, 2009 and 2008. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ended March 31, 2008, 2009 and 2010. See Note 12, “Commitments and Contingencies”.

No additional liability was booked during fiscal 2013 relating to uncertain positions however; $142 of interest and penalties were accrued on previously established reserves. Such penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012
Beginning balance	$1,509	$1,298
Additions based on tax positions related to the current year	—	70
Interest and penalties on prior reserves	142	141
Reserve for uncertain income taxes	$1,651	$1,509

17. Miscellaneous Income (Expense)

Miscellaneous income (expense) included in the consolidated statement of operations and comprehensive income (loss) consisted of the following:

	Successor			Predecessor
	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period From May 1, 2010 Through March 31, 2011	For the Period from April 1, 2010 Through April 30, 2010
Professional fees and expenses related to CHS Transactions and debt registration	$—	$—	$(5,752)	$(5,660)
Employee bonus payments paid in connection with the CHS Transactions	—	—	—	(3,545)
Foreign currency transaction gain or (loss)	(426)	(1,071)	(276)	254
Gain (loss) on foreign exchange forwards	3	(554)	—	—
Compliance fees and costs	55	—	600	—
Other	43	(46)	204	50
Total	$(325)	$(1,671)	$(5,224)	$(8,901)
18. Geographic Information
We have defined our operating segments based on geographic regions. These regions share similar economic characteristics, product mix, customers and distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment.
Within our single reportable segment, we present additional detail for those countries or regions that generate significant revenue and operating income. During fiscal 2013, we changed our basis of presentation of additional geographic information from the Eastern and Western Hemispheres to the four geographic regions of the United States, Canada, Europe and Asia. Each of these regions were reported previously within the hemisphere presentation, therefore there is no material difference with this change in presentation of geographic information.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales, income from operations and long-lived assets, classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012	For the Period May 1, 2010 Through March 31, 2011	For the Period April 1, 2010 Through April 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Sales by geographic area:
United States	$83,458	$93,074	$69,659	$5,057
Canada	99,808	83,532	72,861	3,997
Europe	59,495	66,709	60,017	3,006
Asia	41,275	29,008	25,343	1,123
	$284,036	$272,323	$227,880	$13,183
Income from Operations:
United States	$14,209	$9,619	$2,348	$1,096
Canada	34,352	29,648	16,053	1,066
Europe	4,080	8,252	4,516	125
Asia	5,943	5,095	2,922	18
Unallocated:
Management fees	—	(8,158)	(1,924)	(79)
Other	(1,596)	—	(1,090)	(88)
	$56,988	$44,456	$22,825	$2,138

	March 31,
	2013	2012
Property, plant and equipment, net:
United States	$25,906	$21,889
Canada	1,573	1,933
Europe	3,069	3,225
Asia	663	614
	$31,211	$27,661
At March 31, 2013 and 2012, non-current deferred tax assets of $2,880 and $2,315 respectively, were applicable to the United States.

19. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. Adjustments have been made to periods prior to December 31, 2012 to reflect a misclassification of freight revenue, See Note 1. "Organization and Summary of Significant Accounting Policies". The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2013 are as follows:

	Three Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Sales	$67,690	$67,849	$76,830	$71,667
Gross Profit	33,339	32,639	34,951	31,903
Income from operations	14,530	15,347	15,253	11,858
Net income	$6,600	$6,987	$7,738	$5,649
Net income per common share
Basic	$0.22	$0.23	$0.25	$0.18
Diluted	0.21	0.22	0.24	0.18

	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Sales	$65,076	$68,399	$69,280	$69,568
Gross Profit	31,989	31,951	33,691	34,484
Income (loss) from operations	(512)	14,386	15,582	15,000
Net income (loss) (a)	$(4,966)	$3,814	$6,933	$6,250
Net income (loss) per common share
Basic (a)	$(0.18)	$0.13	$0.23	$0.21
Diluted (a)	$(0.18)	$0.12	$0.22	$0.20

(a) During the three months ended June 30, 2011, we completed our IPO. Expenses related to the IPO included $6,341 in stock compensation for the accelerated vesting of options and $8,105 as a management termination fee to our former private equity sponsors.

20. Subsequent Events

Amended and Restated Credit Agreement and Redemption of All Outstanding Senior Secured Notes

On April 19, 2013, Thermon Industries, Inc., a wholly-owned subsidiary of Thermon Group Holdings, Inc., entered into an amended and restated credit agreement, with certain lenders in the United States and Canada, whereby we borrowed $135 million under a new variable rate term loan and our existing revolving credit facility was increased from $40 million to $60 million. Both the variable rate term loan and the new revolving credit facility will mature in April 2018.

In connection with the amended and restated credit agreement, we delivered a notice of optional redemption to registered holders of our outstanding 9.5% senior secured notes due 2017. All of our outstanding senior secured notes were redeemed on May 20, 2013, with a redemption price equaling the aggregate principal amount of $118.1 million and a $15.5 million call premium. The variable rate term loan used to finance the redemption of the senior secured notes bears interest at the LIBOR rate plus an applicable margin dictated by the Company's leverage ratio. At the time of redemption on May 20, 2013, the interest rate was 2.75%.

The new revolving credit facility allows for up to $60 million to be borrowed by Thermon Industries and Thermon Canada Inc. to finance working capital needs and general corporate purposes. Outstanding borrowings incur interest at a variable rate which was 2.75% at the time of borrowing. There is also a 0.40% per annum fee for unused commitments, subject to change based on our leverage ratio.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013, based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2013, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. The report, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2013, is included in Item 8 under the heading, "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting".

Changes in Internal Control

There have been no changes in the Company's internal control over financial reporting that occurred during the most recently completed fiscal year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding to our directors and executive officers is incorporated herein by reference to the “Directors, Executive Officers and Corporate Governance” section of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled “Directors, Executive Officers and Corporate Governance-Committees of the Board of Directors” and “Audit Committee Report” in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which we refer to as our "code of conduct", which applies all of our employees, officers and directors. Our code of conduct is available on our Investor Relations website located at http://ir.thermon.com. Stockholders can also obtain a free copy of our code of conduct by writing to the Director of Investor Relations, Thermon Group Holdings, Inc., 100 Thermon Drive, San Marcos, Texas 78666. We will post any amendments to our code of conduct, and any waivers that are required to be disclosed pursuant to SEC or NYSE rules, on our Investor Relations website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the “Compensation Discussion and Analysis” section of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the “Compensation Committee Report” in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference .

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading “Directors, Executive Officers and Corporate Governance-Compensation Committee Interlocks and Insider Participation” section of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2013 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2013. Specifically, the table provides information regarding our 2010 Equity Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)
Equity compensation plans
approved by security holders (2)	274,391	(3)	2,579,192
Equity plans not approved by security holders (4)	973,644	$5.63	—

(1)	Excludes securities reflected in the column entitled “Number of securities to be issued upon exercise of outstanding equity awards”

(2)
On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)
At March 31, 2013, the Company had outstanding under the LTIP: (i) 159,136 stock options, with a weighted average exercise price of $15.28, (ii) 71,109 unvested restricted stock units, with a weighted average grant date fair value of $21.52, and (iii) 44,146 performance units, with a weighted average grant date fair value of $21.74.

(4)
The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (the “2010 Plan”) was approved by our board of directors on July 28, 2010. The 2010 Plan authorized the issuance of 2,767,171 equity awards and provides for the grant of non-qualified stock options and restricted stock. In connection with our May 2011 IPO, all 2,757,524 of the unvested stock options that were then outstanding under the 2010 Plan became fully vested and exercisable. The 2010 Plan will terminate as of the earlier of (i) the date on which all equity awards under the 2010 Plan have been issued, (ii) the termination of the 2010 Plan by our board of directors, or (iii) the tenth anniversary of the effective date of the 2010 Plan; however, no further grants or equity awards will be made under the 2010 Plan. Under the 2010 Plan, the compensation committee of our board of directors has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant. At March 31, 2013, the Company had outstanding under the 2010 Plan 973,644 non-qualified stock options, with a weighted average exercise price of $5.63.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the “Certain Relationships and Related Party Transactions” and “Directors, Executive Officers and Corporate Governance-Director Independence” sections, respectively, of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the “Audit and Non-Audit Fees” section of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.	Financial Statements: Included herein at pages 45 through 81

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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: June 10, 2013	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
June 10, 2013	President and Chief Executive Officer	By:	/s/ Rodney Bingham
	(Principal Executive Officer); Director		Rodney Bingham

June 10, 2013	Chief Financial Officer, Senior Vice President, Finance and Secretary	By:	/s/ Jay Peterson
	(Principal Financial and Accounting Officer)		Jay Peterson

June 10, 2013	Chairman of the Board	By:	/s/ Charles A. Sorrentino
Charles A. Sorrentino

June 10, 2013	Director	By:	/s/ Marcus J. George
Marcus J. George

June 10, 2013	Director	By:	/s/ Richard E. Goodrich
Richard E. Goodrich

June 10, 2013	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

June 10, 2013	Director	By:	/s/ John T. Nesser
John T. Nesser

June 10, 2013	Director	By:	/s/ Michael W. Press
Michael W. Press

June 10, 2013	Director	By:	/s/ Stephen A. Snider
Stephen A. Snider

EXHIBIT INDEX

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated as of March 26, 2010, by and among Thermon Holdings, LLC, Thermon Holding Corp. and Thermon Group, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)**

2.2
First Amendment to the Stock Purchase Agreement, dated as of April 28, 2010, by and among Thermon Holdings, LLC, Thermon Holding Corp. and Thermon Group, Inc. (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)**

2.3
Amendment to the Stock Purchase Agreement, dated as of July 12, 2010, by and among Thermon Holdings, LLC, Thermon Holding Corp. and Thermon Group, Inc. (incorporated by reference to Exhibit 2.3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)**

2.4
Form of Certificate of Ownership and Merger merging Thermon Group, Inc. with and into Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 1, 2011)

3.1
Second Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of May 10, 2011 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 13, 2011)

3.2
Amended and Restated Bylaws of Thermon Group Holdings, Inc., effective as of May 10, 2011 (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 13, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 1, 2011)

10.1
Amended and Restated Credit Agreement, dated as of April 19, 2013, among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch as administrative agents, and the other financial institutions and entities party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 23, 2013)

10.2	Guaranty and Security Agreement, dated as of August 7, 2012, among Thermon Industries, Inc., as borrower, the other grantors named therein and JPMorgan Chase Bank, N.A., as US agent

10.3	Guarantee and Security Agreement, dated as of August 7, 2012, between Thermon Canada Inc., as borrower, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent

10.4
Amended and Restated Securtityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.5
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 Registrant Statement on Form S-1 (File No. 333-172007 of the registrant filed on April 1, 2011)

10.6
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.7
Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)*

10.8
Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)*

10.9
Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)*

Exhibit Number	Description

10.10
Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on April 8, 2011 (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-168915) of the registrant filed on April 13, 2011)*

10.11
Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.12
Form of Non-Employee Director Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011)*

10.13
Amended and Restated Employment Agreement, effective as of April 1, 2011, between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.14
Amended and Restated Employment Agreement, effective as of April 1, 2011 between George P. Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.15
Amended and Restated Employment Agreement, effective as of April 1, 2011 between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.16
Amended and Restated Employment Agreement, effective as of August 1, 2011, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Thermon Group Holdings, Inc. and Thermon Holding Corp. filed August 5, 2011)*

10.17
Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on February 2, 2011)*

10.18
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 1, 2012)*

10.19
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.20
Form of Employee Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2012)*

10.21	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)*

10.22
Credit Agreement dated August 7, 2012 by and among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 21, 2012)

10.23
Form of Performance Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)*

10.24
Form of Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)*

21.1	Subsidiaries of Thermon Group Holdings, Inc.

23.1	Consent of Ernst & Young LLP
23.2	Consent of Alvarez & Marsal Private Equity Performance Improvement Group, LLC

31.1	Certification of Rodney Bingham, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Jay Peterson, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Rodney Bingham, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jay Peterson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders'/Members' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements***

 __________________________________

*                                         Management contract and compensatory plan or arrangement

**                                  The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K

***     Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections