Form 10-Q
period 2013-06-30
Thermon Group Holdings, Inc.
filed 2013-08-08
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35159

THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2228185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Thermon Drive, San Marcos, Texas 78666
(Address of principal executive offices)

(512) 396-5801
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

As of August 1, 2013, the registrant had 31,425,756 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED June 30, 2013

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,365	$43,847
Accounts receivable, net of allowance for doubtful accounts of $1,198 and $1,141 as of June 30, 2013 and March 31, 2013, respectively	49,962	56,123
Inventories, net	33,818	34,391
Costs and estimated earnings in excess of billings on uncompleted contracts	4,333	3,515
Income taxes receivable	5,287	5,287
Prepaid expenses and other current assets	6,307	6,203
Deferred income taxes	2,127	2,211
Total current assets	147,199	151,577
Property, plant and equipment, net	31,029	31,211
Goodwill	115,070	116,303
Intangible assets, net	128,001	131,916
Debt issuance costs, net	1,894	4,373
Other long term assets	120	143
Total assets	$423,313	$435,523
Liabilities
Current liabilities:
Accounts payable	$19,085	$20,370
Accrued liabilities	9,636	18,715
Current portion of long term debt	13,500	—
Billings in excess of costs and estimated earnings on uncompleted contracts	2,228	1,629
Income taxes payable	1,061	1,706
Obligations due to settle the CHS Transactions	3,239	3,239
Total current liabilities	48,749	45,659
Long-term debt, net of current maturities	118,125	118,145
Deferred income taxes	37,378	42,599
Other noncurrent liabilities	3,138	3,073
Total liabilities	207,390	209,476
Shareholders' equity
Common stock: $.001 par value; 150,000,000 authorized; 31,404,256 and 31,307,582 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	31	31
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	203,878	203,027
Accumulated other comprehensive loss	(5,112)	(1,075)
Retained earnings	17,126	24,064
Total Shareholders’ equity	215,923	226,047
Total liabilities and shareholders' equity	$423,313	$435,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Sales	$65,600	$67,690
Cost of sales	34,586	34,351
Gross profit	31,014	33,339
Operating expenses:
Marketing, general and administrative and engineering	16,171	16,015
Amortization of intangible assets	2,788	2,794
Income from operations	12,055	14,530
Other income/(expenses):
Interest income	26	27
Interest expense	(6,001)	(4,367)
Loss on retirement of senior secured notes	(15,485)	—
Miscellaneous income (expense)	30	44
Income before provision for income taxes	(9,375)	10,234
Income tax expense (benefit)	(2,437)	3,634
Net income (loss)	$(6,938)	$6,600
Comprehensive income (loss):
Net income (loss)	$(6,938)	$6,600
Foreign currency translation adjustment	(4,037)	(5,448)
Comprehensive income (loss)	$(10,975)	$1,152
Income per common share:
Basic	$(0.22)	$0.22
Diluted	(0.22)	0.21
Weighted-average shares used in computing net income (loss) per common share:
Basic	31,342,078	30,341,021
Diluted	31,342,078	31,410,145

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Operating activities
Net income (loss)	$(6,938)	$6,600
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,533	3,417
Amortization of debt costs	4,207	1,180
Stock compensation expense	366	58
Deferred income taxes	(4,901)	76
Premiums paid on redemptions, included as financing activities	15,485	—
Changes in operating assets and liabilities:
Accounts receivable	5,386	(4,842)
Inventories	232	902
Costs and estimated earnings in excess of billings on uncompleted contracts	(552)	103
Other current and noncurrent assets	(503)	(106)
Accounts payable	(1,688)	(541)
Accrued liabilities and noncurrent liabilities	(9,035)	(7,040)
Income taxes payable	569	550
Net cash provided by operating activities	6,161	357
Investing activities
Purchases of property, plant and equipment	(617)	(1,268)
Cash paid for Thermon Holding Corp.	—	(131)
Net cash used in investing activities	(617)	(1,399)
Financing activities
Payments on senior secured notes	(118,145)	(21,000)
Proceeds from revolving line of credit and long term debt	135,000	12,769
Payments on revolving lines of credit and long term debt	(3,375)	—
Issuance costs associated with revolving line of credit and long term debt	(1,728)	—
Capital contributions	—	—
Proceeds from exercise of stock options	486	1,912
Benefit from excess tax deduction from option exercises	—	1,243
Loss on retirement of senior secured notes	(15,485)	(630)
Net cash used in financing activities	(3,247)	(5,706)
Effect of exchange rate changes on cash and cash equivalents	(779)	(1,090)
Change in cash and cash equivalents	1,518	(7,838)
Cash and cash equivalents at beginning of period	43,847	21,468
Cash and cash equivalents at end of period	$45,365	$13,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information
On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC  (“CHS”) and two other private equity firms (together with CHS, our “former private equity sponsors”) acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by our former private equity sponsors and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. (“TGH”) and its direct and indirect subsidiaries are referred to collectively as “we”, “our”, the “Company” or “Successor” herein.
The CHS Transactions were accounted for as a purchase combination. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, and liabilities assumed were recorded based upon their actual value. While the Company takes responsibility for the allocation of assets acquired and liabilities assumed, it consulted with an independent third party to assist with the appraisal process.
Pushdown accounting was employed to reflect the purchase price paid in the CHS Transactions.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of TGH for the year ended March 31, 2013. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2013 and March 31, 2013, and the results of our operations for the three months ended June 30, 2013 and 2012.  Certain reclassifications have been made to the prior period presentation of cash flows to conform to the current period presentation.
Use of Estimates
Generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2013, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2014.

Corrections of classification errors in previously reported Condensed Consolidated Statement of Comprehensive Income (Loss)

During the third quarter of fiscal 2013, we identified a classification error in our condensed consolidated statements of operations and comprehensive income (loss) for all previously reported periods. We determined that charges that were invoiced to customers had been recorded as a reduction to cost of sales instead of as additional sales. The result of this error was an understatement of sales and cost of sales of $477 for the three months ended June 30, 2012. The classification errors had no effect on the reported gross profit, income from operations or net income and also had no effect on the condensed consolidated balance sheet, or the condensed consolidated statement of cash flows.

Though the correction of the classification errors had no effect on our gross profit, it did result in a slight reduction to our previously reported gross margin as a percentage of revenue as follows below:

Three Months Ended June 30, 2012
As reported:
Sales	$67,213
Cost of sales	33,874
Gross profit	33,339
Gross profit as a percentage of revenue	49.6%

Three Months Ended June 30, 2012
As corrected:
Sales	$67,690
Cost of sales	34,351
Gross profit	33,339
Gross profit as a percentage of revenue	49.3%

Corrections of classification errors in previously reported Condensed Consolidated Statement of Cash Flows

During the second quarter of fiscal 2013, the Company identified a classification error in its condensed consolidated statement of cash flows for the three months ended June 30, 2012 related to the classification of excess income tax benefits associated with stock option exercises. Such benefits were improperly classified as a cash inflow from operating activities rather than a cash inflow from financing activities in the first quarter of fiscal year 2013. The result of this error was an overstatement of cash flows from operating activities of $1,243 in the first quarter of fiscal 2013 and an understatement of cash flows from financing activities of $1,243 in the same quarter. The classification errors had no effect on the reported changes in cash and cash equivalents, and also had no effect on the condensed consolidated balance sheet, or the condensed consolidated statement of comprehensive income (loss).

The reduction to cash flows from operating activities for the excess tax deduction has been properly reflected in the condensed consolidated statement of cash flows for the three months ended June 30, 2013. Based on our evaluation of relevant quantitative and qualitative factors, we determined that the classification errors are immaterial to our prior period financial statements and did not warrant an amendment of our financial statements for the first quarter of fiscal 2013. The Company corrected the comparative presentation of the prior period as follows:

Three Months Ended
June 30, 2012
Cash flows from operating activities:
As reported	$1,600
Error correction	(1,243)
As adjusted	357

Cash flows from financing activities:
As reported	$(6,949)
Error correction	1,243
As adjusted	(5,706)

Recent Accounting Pronouncements

Presentation of Comprehensive Income - In February 2013, the Accounting Standards Codification (ASC) ASC Topic 220, "Comprehensive Income," was amended to require an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. For amounts required to be reclassified out of accumulated other comprehensive income in their entirety in the same reporting period, the guidance requires entities to present significant amounts by their respective line items of net income, either on the face of the income statement or in the notes to the financial statements. For other amounts that are not required to be reclassified to net income in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. These provisions are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance effective April 1, 2013 did not have a material impact on our condensed consolidated financial statements.

Fair Value Measurements and Disclosures - The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for annual periods and interim periods within those years beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At June 30, 2013 and March 31, 2013, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	June 30, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$131,625	$131,625	$118,145	$131,436	Level 2 - Market Approach

Our term loan is privately held and does not trade on over-the-counter markets.  As the quoted price is only available for similar financial assets, the Company concluded the market is not active enough to be classified as a Level 1 valuation.  However, the pricing is indirectly observable through dealers and has been classified as Level 2.  Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to movements in interest rates.

Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheet reflects unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2013 and March 31, 2013, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were as follows:

Notional amount of foreign exchange forward contracts by currency
	June 30, 2013	March 31, 2013
Russian Ruble	$2,670	$4,233
Euro	4,823	2,510
Canadian Dollar	1,793	2,134
South Korean Won	933	919
Other	523	329
Total notional amounts	$10,742	$10,125

	June 30, 2013		March 31, 2013
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$162	$—	$87	$32
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations were gains of $165 and $662 for the three months ended June 30, 2013 and 2012, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency gains were $17 and $52 for the three months ended June 30, 2013 and 2012, respectively.
Interest Rate Swap
During the three months ended June 30, 2013, the Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the agreement we will pay a fixed amount and receive payments based on a variable rate. Although we believe the interest rate swap is considered to be highly effective, as the terms of the interest rate swap are identical to our commitments and obligations under our variable rate term loan, the contract is not designated as a cash flow hedge pursuant to ASC 815. At each reporting period our interest rate swap is adjusted to fair value based on dealer quotes, which consider forward curves and volatility levels (Level 2 Fair Value). Changes in the fair value of our cash flow hedges are recorded in earnings within interest expense. Unrealized gains and losses are reported within accounts receivable and accrued liabilities, respectively. As of June 30, 2013 the fair value of the interest rate swap contract represented a gain of $211.

Transfers out of accumulated other comprehensive income
During the three months ended June 30, 2013 and 2012, there were no transfers out of accumulated other comprehensive income (loss) which impacted our net income for the respective periods.
3. Earnings and Net Income (Loss) per Common Share
Basic earnings per share ("EPS") and net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliations of the denominators used to calculate basic EPS and diluted EPS for the three months ended June 30, 2013 and 2012, respectively, are as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Basic net income (loss) per common share
Net income (loss)	$(6,938)	$6,600
Weighted-average common shares outstanding	31,342,078	30,341,021
Basic net income (loss) per common share	$(0.22)	$0.22

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Diluted net income (loss) per common share
Net income (loss)	$(6,938)	$6,600
Weighted-average common shares outstanding	31,342,078	30,341,021
Common share equivalents:
Stock options issued	—	1,069,124
Restricted and performance stock units issued	—	—
Weighted average shares outstanding – dilutive (1)	31,342,078	31,410,145
Diluted net income (loss) per common share	$(0.22)	$0.21

(1) For the three months ended June 30, 2013, the Company was in a net loss position; therefore, 649,125 common stock equivalents were not included in the calculation of diluted loss per common share since they would have had an anti-dilutive effect.
4. Inventories
Inventories consisted of the following:

	June 30, 2013	March 31, 2013
Raw materials	$10,302	$10,232
Work in process	1,949	1,685
Finished goods	22,527	23,550
	34,778	35,467
Valuation reserves	(960)	(1,076)
Inventories, net	$33,818	$34,391

5. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of June 30, 2013 is as follows:

Amount
Balance as of March 31, 2013	$116,303
Foreign currency translation impact	(1,233)
Balance as of June 30, 2013	$115,070
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2014. At June 30, 2013, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.

Other intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2013	Accumulated Amortization	Net Carrying Amount at June 30, 2013	Gross Carrying Amount at March 31, 2013	Accumulated Amortization	Net Carrying Amount at March 31, 2013
Trademarks	$47,289	$—	$47,289	$47,693	$—	$47,693
Developed technology	10,837	(1,779)	$9,058	10,929	(1,659)	9,270
Customer relationships	100,419	(30,017)	$70,402	101,355	(27,723)	73,632
Backlog	10,030	(10,030)	$—	10,167	(10,167)	—
Certification	494	—	$494	498	—	498
Other	1,629	(871)	$758	1,630	(807)	823
Total	$170,698	$(42,697)	$128,001	$172,272	$(40,356)	$131,916
6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2013	March 31, 2013
Accrued employee compensation and related expenses	$4,809	$8,047
Interest	125	4,703
Customer prepayment	986	2,197
Warranty reserve	512	552
Professional fees	1,000	1,436
Sales tax payable	490	175
Other	1,714	1,605
Total accrued current liabilities	$9,636	$18,715
7. Related-Party Transactions
Included in our condensed consolidated balance sheet is “Obligations due to settle the CHS Transactions,” which totaled $3,239 at June 30, 2013 and March 31, 2013, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our former private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three months ended June 30, 2013 and 2012, we paid zero and $131, respectively to the Predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions".  At June 30, 2013, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,211 USD at June 30, 2013). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding under this facility at June 30, 2013 or March 31, 2013.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,340 USD at June 30, 2013). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No loans were outstanding under this facility at June 30, 2013 or March 31, 2013.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $302 USD at June 30, 2013). The facility is collateralized by real estate. No loans were outstanding under this facility at June 30, 2013 or March 31, 2013.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $459 USD at June 30, 2013).  No loans were outstanding under this facility at June 30, 2013 or March 31, 2013.
Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either June 30, 2013 or March 31, 2013, respectively.
9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2013	March 31, 2013
9.500% Senior Secured Notes, due May 2017	$—	$118,145
Variable Rate Term Loan, due April 2018	131,625	—
	131,625	118,145
Less current portion	(13,500)	—
	$118,125	$118,145

Revolving Credit Facility and Senior Secured Debt
Credit facility. On April 19, 2013, we entered into an amended and restated credit agreement with a group of lenders in the United States and Canada with JP Morgan Chase Bank, N.A. continuing to serve as lead administrative agent, which provided for (i) a five year $135,000 senior secured term loan facility and (ii) a five year $60,000 senior secured revolving credit facility which we refer to collectively as our "credit facility". The term loan borrowings were used to redeem our outstanding senior secured notes, see "senior secured notes and refinancing under a term loan" below.
Under our credit facility in no case shall availability exceed commitments thereunder.The credit facility will mature in April 2018. Any borrowings on our credit facility will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.4% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At June 30, 2013, we had no outstanding borrowings under our revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been approximately 2.75%. As of June 30, 2013, we had $57,441 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit.

Senior secured notes and refinancing under a term loan. On May 20, 2013, we utilized the proceeds from our new variable rate term loan to redeem the remaining $118,145 of indebtedness under our 9.5% senior secured notes. In conjunction with the redemption we paid a total of $15,485 in call premiums and expensed the remaining $4,010 of associated deferred debt issuance costs. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of June 30, 2013, our interest rate was 2.75%. The term loan includes monthly principal payments of $1,125 for the first three years, increasing to $1,688 for the last two years of the loan. The remaining $54,000 is due in April 2018.
Interest rate swap. During the three months ended June 30, 2013, the Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the agreement we will pay a fixed amount and receive payments based on a variable interest rate. The terms of the interest rate swap are identical to our commitments and obligations under our variable rate term loan. The swap is effective as of July 31, 2013 and will fix the interest rate of the term loan at 3.62%.
Guarantees; security.  The obligations under our credit facility are guaranteed on a senior secured basis by each of our existing and future domestic restricted subsidiaries, including Thermon Industries, Inc., U.S. borrower under our credit facility. The obligations under our credit facility are secured by a first priority perfected security interest in substantially all of our assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the administrative agent under our credit facility.
Restrictive covenants.  The credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct.
10. Commitments and Contingencies
At June 30, 2013, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $14,276.  Of this amount, $1,691 is secured by cash deposits at the Company’s financial institutions.  The remaining $12,586 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit and performance bonds that the Company has secured. Included in prepaid expenses and other current assets at June 30, 2013 and March 31, 2013, was approximately $1,691 and $1,978, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.
The Company is involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2013, management believes that adequate reserves have been established for any probable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below. We can give no assurances we will prevail in any of these matters.

Notice of Tax Dispute with the Canada Revenue Agency- On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment could be $3.0 million plus penalties and interest. At June 30, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we consider it more likely than not that our tax position will be fully sustained.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the predecessor owners.

11. Stock-Based Compensation Expense
Since the completion of the CHS Transactions on April 30, 2010, the board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (“2010 Plan”) was approved on July 28, 2010.  The 2010 Plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis).  On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards.
At June 30, 2013, there were 1,046,700 options outstanding.  Stock compensation expense was $366 and $58 during the three months ended June 30, 2013 and 2012, respectively.
During the three months ended June 30, 2013, 6,000 restricted stock units were issued to our employees with a total fair value of $126. The fair value was determined based on the closing price of our stock on the date of issuance which ranged from $20.70 to $22.02. The restricted stock units will be expensed on a straight-line basis over a five year period and will vest on each anniversary of the issuance date over the same period.

12. Income Taxes
Our anticipated annual effective tax rate before discrete events of approximately 26.0% has been applied to our consolidated pre-tax income for the three month period ended June 30, 2013. For the three months ended June 30, 2012, the Company’s provision for income taxes reflects an effective rate of approximately 35.5% and an after discrete event rate of 35.5%.
During the three months ended June 30, 2013, we have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As result of this policy change, we will no longer accrue a tax liability in anticipation of future dividends from our foreign subsidiaries. The estimated annual effective tax rate for the year ending March 31, 2014 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates and after accounting for certain permanent differences, such as nondeductible compensation expenses. For the three month period ended June 30, 2013 and 2012, the Company recorded tax expense (benefit) of $(2,437) and $3,634 on pre-tax income (loss) of $(9,375) and $10,234, respectively.
As of June 30, 2013, we have established a long-term liability for uncertain tax positions in the amount of $1,271. There has been no material adjustments to the liability during the three month period ended June 30, 2013.  All of our unrecognized tax benefits at June 30, 2013 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $380 for the three months ended June 30, 2013, resulting in a cumulative total accrual of $1,651.

As of June 30, 2013, the tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The Company's U.S. federal income tax returns are under exam for the Predecessor's tax period ended April 30, 2010 and the tax years ended March 31, 2010, 2009 and 2008. The Company's Canadian federal income tax returns are under exam for the Predecessor's tax years ended March 31, 2008, 2009 and 2010. See Note 10. Commitments and Contingencies.

13. Geographic Information
We have defined our operating segments based on geographic regions. These regions share similar economic characteristics, product mix, customers and distribution methods. Accordingly, we have elected to aggregate these geographic regions into a single reportable segment.
Within our one reportable segment, we present additional detail for those countries or regions that generate significant revenue and operating income. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales and income from operations are classified by major geographic area in which the Company operates are as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Sales by geographic area:
United States	$20,746	$20,426
Canada	24,784	21,369
Europe	13,116	17,408
Asia	6,954	8,487
	$65,600	$67,690
Operating income:
United States	$2,433	$4,793
Canada	8,027	6,249
Europe	1,003	2,183
Asia	958	1,427
Unallocated:
Other	(366)	(122)
	$12,055	$14,530

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2013 and 2012 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2013 and 2012 as Interim 2014 and Interim 2013, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
This quarterly report includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases are intended to identify forward-looking statements in this quarterly report.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business; and (xii) other factors discussed in more detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 10, 2013 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For almost 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For Interim 2014 and Interim 2013 approximately 68.4% and 69.8%, respectively, of our revenues were generated outside of the United States.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2013 was $92.3 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
Operating expenses.  Our marketing, general and administrative and engineering expenses are primarily comprised of compensation expense and related costs for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses and other costs related to research and development, insurance, professional fees, the global integrated business information system, provisions for bad debts and warranty expense.
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 10, 2013 and elsewhere in this quarterly report and those described below:

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended June 30,
	2013	2012
Greenfield	39%	41%
MRO/UE	61%	59%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For Interim 2014, MRO/UE sales comprised approximately 61% of our consolidated revenues.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations
The following table sets forth our statements of operations for the three months ended June 30, 2013 and the three months ended June 30, 2012 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/ (Decrease)
	(dollars in thousands)
	2013	2012	$	%
Consolidated Statements of Operations Data:
Sales	$65,600	$67,690	$(2,090)	(3.1)%
Cost of sales	34,586	34,351	235	0.7%
Gross profit	$31,014	$33,339	$(2,325)	(7.0)%
Gross margin %	47.3%	49.3%
Operating expenses:
Marketing, general and administrative and engineering	$15,805	$15,957	$(152)	(1.0)%
Stock compensation expense	366	58	308	531.0%
Amortization of intangible assets	2,788	2,794	(6)	(0.2)%
Income from operations	$12,055	$14,530	$(2,475)	(17.0)%
Interest expense, net:
Interest income	26	27	(1)	(3.7)%
Interest expense	(1,794)	(3,187)	1,393	(43.7)%
Acceleration of unamortized debt cost	(4,010)	(871)	(3,139)	360.4%
Loss on retirement of debt	(15,485)	—	(15,485)	—
Amortization of debt costs	(197)	(309)	112	(36.2)%
Interest expense, net	(21,460)	(4,340)	(17,120)	394.5%
Other income/(expense)	30	44	(14)	(31.8)%
Income (loss) before provision for income taxes	$(9,375)	$10,234	$(19,609)	(191.6)%
Income tax expense (benefit)	(2,437)	3,634	(6,071)	(167.1)%
Net income (loss)	$(6,938)	$6,600	$(13,538)	(205.1)%
__________________________________

Three Months Ended June 30, 2013 (“Interim 2014”) Compared to the Three Months Ended June 30, 2012 (“Interim 2013”)
Revenues. Revenues for Interim 2014 were $65.6 million, compared to $67.7 million for Interim 2013, which is a decrease of $2.1 million or 3.1%.  We experienced revenue growth in Canada of $3.4 million where demand in the upstream oil and gas industry continues to be strong, as well as revenue growth in the United States of $0.3 million. We experienced revenue decline in Asia of $1.5 million due to a large Greenfield project in Interim 2013 whose revenue was not replaced in Interim 2014. Revenue also declined $4.3 million in Europe where we experienced decreases in Greenfield projects, which is reflective of softer economic conditions across the region.  Revenue from Greenfield projects as a percentage of total sales was slightly lower in Interim 2014, representing 39% of total sales as compared to 41% in Interim 2013. While both periods are in line with our historical mix of MRO/UE and Greenfield revenues, Interim 2013 reflects several large Greenfield projects that were not replaced in Interim 2014.
Gross profit and margin. Gross profit totaled $31.0 million in Interim 2014, compared to $33.3 million in Interim 2013, a decrease of $2.3 million or 7.0%. The decrease in gross profit is attributable to the overall decrease in revenue. As a percentage of revenues, gross margin decreased to 47.3% in Interim 2014 from 49.3% in Interim 2013. Interim 2014 gross margins were slightly higher than our expected margins of 45%. The comparative reduction from Interim 2013 is a reflection of unusually high margins in the prior period due to favorable product mix.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation expense) were $16.2 million for Interim 2014, compared to $16.0 million in Interim 2013, an increase of $0.2 million or 1.0%. Marketing, general and administrative and engineering costs were 24.7% of total revenue in Interim 2014 as compared to 23.7% in Interim 2013, remaining roughly proportional with our revenues.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million in Interim 2014, compared to $2.8 million in Interim 2013. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be representative of our quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense, net. Interest expense, net, was $21.5 million in Interim 2014, compared to $4.3 million in Interim 2013, an increase of $17.1 million. In Interim 2014, we redeemed all of our outstanding 9.5% senior secured notes in which $118.1 million in aggregate principal amount were redeemed. In connection with the senior secured note redemption, we incurred acceleration of deferred debt issuance costs of $4.0 million and a loss on retirement of debt of $15.5 million, related to call premiums paid with the redemption, both of which are included in interest expense. In Interim 2013, we made partial redemptions of our senior secured notes with $21.0 million of aggregate principal being redeemed. In connection with the partial redemptions, we accelerated $0.9 million of deferred debt issuance costs. Interest expense on outstanding principal balances was $1.8 million and $3.2 million for Interim 2014 and Interim 2013, respectively.  The decrease in interest expense on outstanding principal balances is the result of the difference in the interest rate on our redeemed 9.5% senior secured notes and our variable rate term loan, whose interest rate was 2.75% at June 30, 2013. We expect quarterly interest expense to be approximately $1.1 million after accounting for scheduled principal reduction payments. The term loan includes monthly principal payments of $1.1 million through March 31, 2016, increasing to $1.7 million for the last two years of the loan. The remaining $54.0 million is due in April 2018.
Miscellaneous income/expense. In each period, the miscellaneous income was primarily due to our foreign exchange transactions. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize forward currency transaction contracts to mitigate the risk of foreign exchange gains and losses on these transactions. See Item 3. "Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax benefit of $2.4 million in Interim 2014 from our pre-tax loss of $9.4 million, compared to income tax expense of $3.6 million in Interim 2013, a decrease of $6.1 million. Our effective tax rates were 26.0% in Interim 2014 and 35.5% in Interim 2013, and the decrease is due to us adopting a permanent reinvestment of foreign earnings position during the three months ended June 30, 2013. Our anticipated annual effective tax rate of approximately 26.0% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for the three months ended June 30, 2013. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended June 30, 2013, included elsewhere in this quarterly report, for further detail on income taxes.
Net income (Loss). Our net loss was $6.9 million in Interim 2014 as compared to net income of $6.6 million in Interim 2013, a decrease of $13.5 million. The decrease in net income is the result of the increase of interest expense, net of $17.1 million and the decrease in gross profit of $2.3 million. This was offset by the reduction of income tax expense of $6.1 million as a result of incurring a pre-tax net loss of $9.4 million in Interim 2014 whereas in Interim 2013 we had pre-tax net income of $10.2 million.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2013 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$131,625	$13,500	$28,688	$89,437	$—
Interest payments on variable rate term loan(2)	17,002	4,506	7,728	4,768	—
Operating lease obligations(3)	10,855	2,726	4,157	2,152	1,820
Obligations in settlement of the CHS Transactions(4)	3,239	3,239	—	—	—
Raw material supply agreement(5)	2,245	2,245	—	—	—
Information technology services agreements(6)	4,907	2,370	2,532	5	—
Total	$169,873	$28,586	$43,105	$96,362	$1,820
__________________________________
(1)    Consists of monthly principal payments of $1,125 through March 31, 2016; increasing to $1,688 through maturity with a lump-sum payment of $54,000 due April 19, 2018.
(2)                       Consists of estimated future interest payments at an interest rate of 3.62%, based on our interest rate swap agreement effective July 31, 2013.
(3)                       We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.
(4)                       Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustment for estimated income tax refunds.
(5)                       Represents the future committed supply purchases of nickel alloy tubing, a raw material used in our manufacturing process. We have nine months left on our commitment to take delivery of the remaining pieces of nickel alloy tubing, at a fixed price.
(6)                       Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may or may not be settled prior to legal proceedings being instituted, and which may result in losses in excess of accrued liabilities. For a discussion of contingencies that may adversely affect our results of operations, see Note 10, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements contained elsewhere in this quarterly report. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable) and management’s strategy with regard to the settlement or defense of such claims and obligations.  While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.

Notice of Tax Dispute with the Canada Revenue Agency- On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment could be $3.0 million plus penalties and interest. At June 30, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we consider it more likely than not that our tax position will be fully sustained.  While we will vigorously contest this ruling, we expect that any liability, if any, will be covered under an indemnity agreement with the predecessor owners.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At June 30, 2013, we had in place standby letters of credit, bank guarantees and performance bonds totaling $14.3 million to support our various customer contracts. Our Indian subsidiary also has $3.9 million in customs bonds outstanding.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At June 30, 2013, we had $45.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $12.8 million, or 28% of these amounts were held in domestic accounts with various institutions and approximately $32.6 million, or 72%, of these amounts were held in accounts outside of the United States with various financial institutions.
Credit facility and senior secured notes.
See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Debt” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2.  At June 30, 2013, we had no borrowings under our revolving line of credit. From time to time, we may choose to utilize our revolving line of credit to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2013, we had $131.6 million outstanding on our variable rate term loan. The amended and restated credit agreement requires monthly principal payments of $1.1 million through March 31, 2016. Principal payments increase to $1.7 million through the remaining loan period with a lump-sum payment of $54.0 million due in April of 2018.
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
During the three months ended June 30, 2013 and in connection with the refinancing of our long term debt, we estimate that domestic U.S. cash flow will be able to service our future debt obligations. Accordingly, we have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by our foreign operations. As a result of this policy change, we will no longer accrue a tax liability in anticipation of future dividends from our foreign subsidiaries. This policy change resulted in the lowering of our estimated effective tax rate from 35.5% of pretax income in Interim 2013 to an estimate of 26.0% for Interim 2014.
Future capital requirements.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us in an amount sufficient to enable us to service our indebtedness, including our credit facility borrowings, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the variable rate term loan or our credit facility, on commercially reasonable terms or at all.
Net cash provided by operating activities totaled $6.2 million for Interim 2014, compared to $0.4 million used in Interim 2013. The increase in cash provided by operations of $5.8 million is primarily the result of the comparative reduction of inventory and receivables which are a source of cash in Interim 2014 compared to a use of cash in Interim 2013.  Net loss was $6.9 million in Interim 2014, whereas Interim 2013 had income of $6.6 million. The loss in Interim 2014 was substantially the result of $15.5 million of call premiums paid for the redemption of our senior notes. This use of cash is added back to operating activities and reduced from financing activities to more accurately reflect cash provided by operations in Interim 2014.   Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes amounted to a source of cash of $3.2 million and $4.7 million in Interim 2014 and Interim 2013, respectively.   As mentioned, accounts receivable were a source of cash of $5.4 million in Interim 2014 and a use of cash of $4.8 million in Interim 2013. During Interim 2014 and 2013, inventory was reduced, providing $0.2 million and $0.9 million, respectively.   During Interim 2014 and Interim 2013, our combined balances of accrued liabilities and payables declined $10.7 million and $7.6 million, respectively each reflecting a use of cash. During both Interim 2014 and 2013 our net tax liability decreased $0.6 million.
Net cash used in investing activities totaled $0.6 million for Interim 2014, compared to $1.4 million used in Interim 2013. Substantially all of the cash used in investing activities related to capital expenditures in both periods.
Net cash used in financing activities totaled $3.2 million used in Interim 2014 and $5.7 million used in Interim 2013 reflecting a decrease in the use of cash of $2.5 million. In Interim 2014, we paid $15.5 million in prepayment call premiums in connection with the $118.1 million redemption of our senior secured notes. This was accomplished by the borrowing of $135.0 million from a group of banks under a term loan. Net financing activities in Interim 2014 are reflective of the $3.4 million loan payment made on the term loan. In addition during Interim 2014, we received $0.5 million from stock option exercises. In Interim 2013, we received net proceeds on stock options exercised of $1.9 million plus a tax benefit of $1.2 million related to the tax deduction for stock option exercises in excess of the GAAP stock based compensation expense. In Interim 2013, we used cash to redeem $21.6 million in aggregate principal of our senior secured notes and related prepayment premiums.
Off-Balance Sheet Arrangements
As of June 30, 2013, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for a discussion of the Company’s critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1, “Basis of Presentation and Accounting Policy Information” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on recent accounting pronouncements, which is hereby incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures are the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 68% of our Interim 2014 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso and Japanese Yen.
During Interim 2014, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a decrease in net income of $0.5 million for Interim 2014. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in an increase in net income of $0.6 million for Interim 2014. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a decrease in net income of $21.0 thousand for Interim 2014. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in an increase in net income of $26.0 thousand for Interim 2014.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of net foreign currency gains on our condensed consolidated statements of operations Interim 2014 were $17.0 thousand and $52.0 thousand in Interim 2014 and 2013, respectively.
As of June 30, 2013, we had approximately $10.7 million in notional forward contracts to purchase foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
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
At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheet. The unrealized effect of foreign currency translation was a loss of $4.0 million in Interim 2014, compared to a loss of $5.4 million in Interim 2013. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of miscellaneous income in the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.75% as of June 30, 2013. During the three months ended June 30, 2013, we entered into an interest rate swap agreement which is effective as of July 31, 2013. Based on the terms of the agreement we expect our interest rate to be fixed at 3.62% for the life of the loan. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At June 30, 2013, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 2.75%, had there been any borrowings outstanding. During the three months ended June 30, 2013 we did not draw on our credit facility. Based on historical balances on our credit facility we do not anticipate that a one percent increase or decrease in our interest rate would have a significant effect on our operations. We cannot provide assurance that historical borrowings will be reflective of our future use of the revolving credit facility.
As of June 30, 2013, we had $131.6 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a 1% change in the interest rate could result in a $1.3 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC on June 10, 2013.
Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 10, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2013.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index on the page immediately following the signature page hereto for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 8, 2013	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amended and Restated Credit Agreement dated April 19, 2013 by and among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agents, and other financial institutions and entities party thereto. Filed as Exhibit 10.1 to Current Report on Form 8-K dated and filed on April 23, 2013. Commission File Number 001-35159.

10.2	Amended and Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)***

31.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

 __________________________________

*                                         Filed herewith.

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
***    Management contract and compensatory plan or arrangement.