Form 10-Q
period 2013-09-30
Thermon Group Holdings, Inc.
filed 2013-11-07
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the registrant had 31,593,227 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED September 30, 2013

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,368	$43,847
Accounts receivable, net of allowance for doubtful accounts of $1,423 and $1,141 as of September 30, 2013 and March 31, 2013, respectively	58,487	56,123
Inventories, net	36,729	34,391
Costs and estimated earnings in excess of billings on uncompleted contracts	3,978	3,515
Income taxes receivable	5,285	5,287
Prepaid expenses and other current assets	6,451	6,203
Deferred income taxes	4,956	2,211
Total current assets	169,254	151,577
Property, plant and equipment, net	31,240	31,211
Goodwill	116,859	116,303
Intangible assets, net	126,863	131,916
Debt issuance costs, net	1,770	4,373
Other long term assets	126	143
Total assets	$446,112	$435,523
Liabilities
Current liabilities:
Accounts payable	$22,527	$20,370
Accrued liabilities	13,663	18,715
Current portion of long term debt	13,500	—
Billings in excess of costs and estimated earnings on uncompleted contracts	2,124	1,629
Income taxes payable	1,368	1,706
Obligations due to settle the CHS Transactions	3,144	3,239
Total current liabilities	56,326	45,659
Long-term debt, net of current maturities	114,750	118,145
Deferred income taxes	40,761	42,599
Other noncurrent liabilities	2,160	3,073
Total liabilities	213,997	209,476
Shareholders' equity
Common stock: $.001 par value; 150,000,000 authorized; 31,583,206 and 31,307,582 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	32	31
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	205,251	203,027
Accumulated other comprehensive loss	(866)	(1,075)
Retained earnings	27,698	24,064
Total Shareholders’ equity	232,115	226,047
Total liabilities and shareholders' equity	$446,112	$435,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012

Sales	$72,783	$67,849	$138,383	$135,539
Cost of sales	37,428	35,210	72,014	69,561
Gross profit	35,355	32,639	66,369	65,978
Operating expenses:
Marketing, general and administrative and engineering	18,123	14,494	34,294	30,509
Amortization of intangible assets	2,779	2,798	5,567	5,592
Income from operations	14,453	15,347	26,508	29,877
Other income/(expenses):
Interest income	49	30	75	57
Interest expense	(1,323)	(4,693)	(7,324)	(9,060)
Loss on retirement of senior secured notes	—	—	(15,485)	—
Miscellaneous income (expense)	(262)	93	(232)	137
Income before provision for income taxes	12,917	10,777	3,542	21,011
Income tax expense (benefit)	2,345	3,790	(92)	7,424
Net income	$10,572	$6,987	$3,634	$13,587
Comprehensive income:
Net income	$10,572	$6,987	$3,634	$13,587
Foreign currency translation adjustment	4,548	5,412	511	(36)
Derivative valuation, net of tax	(197)	—	(197)	—
Comprehensive income	$14,923	$12,399	$3,948	$13,551
Income per common share:
Basic	$0.34	$0.23	$0.12	$0.44
Diluted	0.33	0.22	0.11	0.43
Weighted-average shares used in computing net income per common share:
Basic	31,486,481	30,725,652	31,520,603	30,534,607
Diluted	32,105,711	31,640,943	32,132,588	31,418,979

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Operating activities
Net income	$3,634	$13,587
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,076	6,856
Amortization of debt costs	4,331	2,904
Stock compensation expense	910	394
Deferred income taxes	(5,870)	(3,005)
Loss on retirement of senior secured notes	15,485	—
Changes in operating assets and liabilities:
Accounts receivable	(2,184)	(3,693)
Inventories	(2,160)	(3,526)
Costs and estimated earnings in excess of billings on uncompleted contracts	(75)	(608)
Other current and noncurrent assets	922	(429)
Accounts payable	2,305	6,611
Accrued liabilities and noncurrent liabilities	(6,636)	(5,833)
Income taxes payable	(686)	567
Net cash provided by operating activities	17,052	13,825
Investing activities
Purchases of property, plant and equipment	(1,465)	(2,880)
Cash paid for Thermon Holding Corp.	(95)	(137)
Net cash used in investing activities	(1,560)	(3,017)
Financing activities
Payments on senior secured notes	(118,145)	(21,000)
Proceeds from revolving line of credit and long term debt	135,000	—
Payments on revolving lines of credit and long term debt	(6,750)	—
Issuance costs associated with revolving line of credit and long term debt	(1,728)	—
Capital contributions	—	—
Proceeds from exercise of stock options	1,315	3,251
Benefit from excess tax deduction from option exercises	—	2,585
Premiums paid on redemptions, included as financing activities	(15,485)	(630)
Net cash used in financing activities	(5,793)	(15,794)
Effect of exchange rate changes on cash and cash equivalents	(178)	(72)
Change in cash and cash equivalents	9,521	(5,058)
Cash and cash equivalents at beginning of period	43,847	21,468
Cash and cash equivalents at end of period	$53,368	$16,410

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
The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2013. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2013 and March 31, 2013, and the results of our operations for the three and six months ended September 30, 2013 and 2012. Certain reclassifications have been made to prior period presentation of our geographic operating income to conform to the current period presentation. The reclassifications had no effect on the reported sales or operating income in prior periods.
Use of Estimates
Generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2013, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2014.

Corrections of classification errors in previously reported Condensed Consolidated Statements of Comprehensive Income

During the third quarter of fiscal 2013, we identified a classification error in our condensed consolidated statements of operations and comprehensive income for all previously reported periods. We determined that charges that were invoiced to customers had been recorded as a reduction to cost of sales instead of as additional sales. The result of this error was an understatement of sales and cost of sales of $491 and $968 for the three and six months ended September 30, 2012, respectively. The classification errors had no effect on the reported gross profit, income from operations or net income and also had no effect on the condensed consolidated balance sheet, or the condensed consolidated statement of cash flows.

Though the correction of the classification errors had no effect on our gross profit, it did result in a slight reduction to our previously reported gross margin as a percentage of revenue as follows below:

	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012
As reported:
Sales	$67,358	$134,571
Cost of sales	34,719	68,593
Gross profit	32,639	65,978
Gross profit as a percentage of revenue	48.5%	49.0%

	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012
As corrected:
Sales	$67,849	$135,539
Cost of sales	35,210	69,561
Gross profit	32,639	65,978
Gross profit as a percentage of revenue	48.1%	48.7%
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

Fair Value Measurements and Disclosures - The FASB issued an Accounting Standard Update ("ASU") in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for annual periods and interim periods within those years beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At September 30, 2013 and March 31, 2013, no assets or liabilities were valued using Level 3 criteria.

Information about our long-term debt that is not measured at fair value is as follows:

	September 30, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$128,250	$128,250	$118,145	$131,436	Level 2 - Market Approach

At September 30, 2013, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate.  As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.  Differences between the fair value and the carrying value for the senior secured notes as of March 31, 2013 are primarily due to the instruments' fixed interest rate. Inherently, such instruments are subject to fluctuations in fair value due to movements in interest rates.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in miscellaneous expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2013 and March 31, 2013, the notional amounts of forward contracts we held to buy U.S. Dollars in exchange for other major international currencies were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2013	March 31, 2013
Russian Ruble	$549	$4,233
Euro	6,522	2,510
Canadian Dollar	2,128	2,134
South Korean Won	—	919
Other	522	329
Total notional amounts	$9,721	$10,125
The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2013		March 31, 2013
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$—	$130	$87	$32
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of comprehensive income were losses of $372 and $206 for the three and six months ended September 30, 2013, respectively and a loss of $402 and a gain of $261 for the three and six months ended September 30, 2012, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $253 and $236 for the three and six months ended September 30, 2013, respectively, and gains of $8 and $61 for the three and six months ended September 30, 2012, respectively.
Interest Rate Swap
On June 13, 2013, the Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the agreement we will pay a fixed amount and receive or make payments based on a variable rate. Effective July 1, 2013, the Company designated the interest rate swap contract as a cash flow hedge pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counter-party creditworthiness. At each reporting period our interest rate swap contract is adjusted to fair value based on dealer quotes, which consider forward curves and volatility levels (Level 2 Fair Value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying balance sheet. As of September 30, 2013, the fair value of the interest rate swap contract was a liability of $304. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative, and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. Since the effective date of our interest rate swap contract, interest expense on outstanding principal was 3.62%. We have hedged 100% of the outstanding principal on our variable rate term loan through its maturity date.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the loss reclassified into earnings for the six months ended September 30, 2013 (amounts in thousands):

	Six Months Ended September 30,
	2013	2012
Unrealized net gain/(loss) at March 31,	$—	$—
Add: (loss) from change in fair value of cash flow hedge	(509)	—
Less: Loss reclassified to earnings from effective hedge	(205)	—
Unrealized net gain/(loss) at end of the period	$(304)	$—

Transfers out of accumulated other comprehensive loss
During the three and six months ended September 30, 2013 and 2012, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the table above, which were recorded within interest expense. During the three and six months ended September 30, 2013, there were no reclassifications out of other comprehensive loss due to hedge ineffectiveness.
3. Earnings and Net Income per Common Share
Basic earnings per share ("EPS") per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliations of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended September 30, 2013 and 2012, respectively, are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Basic net income per common share
Net income	$10,572	$6,987	$3,634	$13,587
Weighted-average common shares outstanding	31,486,481	30,725,652	31,520,603	30,534,607
Basic net income per common share	$0.34	$0.23	$0.12	$0.44

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Diluted net income per common share
Net income	$10,572	$6,987	$3,634	$13,587
Weighted-average common shares outstanding	31,486,481	30,725,652	31,520,603	30,534,607
Common share equivalents:
Stock options	588,673	899,715	582,766	873,150
Restricted and performance stock units	30,557	15,576	29,219	11,222
Weighted average shares outstanding – dilutive	32,105,711	31,640,943	32,132,588	31,418,979
Diluted net income per common share	$0.33	$0.22	$0.11	$0.43

4. Inventories
Inventories consisted of the following:

	September 30, 2013	March 31, 2013
Raw materials	$10,985	$10,232
Work in process	3,504	1,685
Finished goods	23,206	23,550
	37,695	35,467
Valuation reserves	(966)	(1,076)
Inventories, net	$36,729	$34,391

5. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of September 30, 2013 is as follows:

Amount
Balance as of March 31, 2013	$116,303
Foreign currency translation impact	556
Balance as of September 30, 2013	$116,859
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2014. At September 30, 2013, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.
Other intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2013	Accumulated Amortization	Net Carrying Amount at September 30, 2013	Gross Carrying Amount at March 31, 2013	Accumulated Amortization	Net Carrying Amount at March 31, 2013
Trademarks	$47,974	$—	$47,974	$47,693	$—	$47,693
Developed technology	10,994	(1,940)	9,054	10,929	(1,659)	9,270
Customer relationships	101,616	(32,977)	68,639	101,355	(27,723)	73,632
Backlog	10,158	(10,158)	—	10,167	(10,167)	—
Certification	501	—	501	498	—	498
Other	1,630	(935)	695	1,630	(807)	823
Total	$172,873	$(46,010)	$126,863	$172,272	$(40,356)	$131,916
6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2013	March 31, 2013
Accrued employee compensation and related expenses	$6,415	$8,047
Interest	53	4,703
Customer prepayment	1,813	2,197
Warranty reserve	731	552
Professional fees	1,261	1,436
Sales tax payable	1,676	175
Other	1,714	1,605
Total accrued current liabilities	$13,663	$18,715
7. Related-Party Transactions
Included in our condensed consolidated balance sheets is “Obligations due to settle the CHS Transactions,” which totaled $3,144 and $3,239 at September 30, 2013 and March 31, 2013, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our former private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three and six months ended September 30, 2013, we paid $95 to the Predecessor owners, and in the three and six months ended September 30, 2012 we paid $6 and $137, respectively, to the Predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions".  At September 30, 2013, the amount outstanding represents the estimate of tax refunds due from government entities that have not been received but are related to the final tax periods filed by the Predecessor and remaining encumbered cash to be released as letters of credit expire.

8. Short-Term Revolving Credit Facilities

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,408 at September 30, 2013). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at September 30, 2013 or March 31, 2013.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,274 at September 30, 2013). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at September 30, 2013 or March 31, 2013.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $303 at September 30, 2013). The facility is collateralized by real estate. No amounts were outstanding under this facility at September 30, 2013 or March 31, 2013.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $458 at September 30, 2013).  No amounts were outstanding under this facility at September 30, 2013 or March 31, 2013.
Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either September 30, 2013 or March 31, 2013, respectively.
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2013	March 31, 2013
9.500% Senior Secured Notes, due May 2017	$—	$118,145
Variable Rate Term Loan, due April 2018	128,250	—
	128,250	118,145
Less current portion	(13,500)	—
	$114,750	$118,145

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
Under our credit facility in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2018. Any borrowings on our credit facility will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.4% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At September 30, 2013, we had no outstanding borrowings under our revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been 2.69%. As of September 30, 2013, we had $57,411 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of September 30, 2013, our interest rate was 2.69%. The term loan includes monthly principal payments of $1,125 through March 31, 2016, increasing to $1,688 for the last two years of the loan. The remaining $54,000 is due in April 2018.
Senior secured notes and refinancing under a term loan. On May 20, 2013, we utilized the proceeds from our new variable rate term loan to redeem the remaining $118,145 of aggregate principal amount outstanding of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15,485 in call premiums and expensed the remaining $4,010 of associated deferred debt issuance costs.
Interest rate swap. On June 13, 2013, the Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the agreement we will pay a fixed amount and receive payments based on a variable interest rate. The terms of the interest rate swap are identical to our commitments and obligations under our variable rate term loan. The swap became effective as of July 31, 2013 and fixed the interest rate of the term loan at 3.62%.
Guarantees; security.  The obligations under our credit facility are guaranteed on a senior secured basis by each of our existing and future domestic restricted subsidiaries, including Thermon Industries, Inc., the U.S. borrower under our credit facility. The obligations under our credit facility are secured by a first priority perfected security interest in substantially all of our assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the administrative agent under our credit facility.
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
10. Commitments and Contingencies
At September 30, 2013, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $15,417.  Of this amount, $1,200 is secured by cash deposits at the Company’s financial institutions.  The remaining $14,217 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit and performance bonds that the Company has secured. Included in prepaid expenses and other current assets at September 30, 2013 and March 31, 2013, was approximately $1,200 and $1,978, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.
The Company is involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2013, management believes that adequate reserves have been established for any probable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below. We can give no assurances we will prevail in any of these matters.

Notice of Tax Dispute with the Canada Revenue Agency. On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment could be $3,000 plus penalties and interest. At September 30, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we consider it more likely than not that our tax position will be fully sustained.  While we intend to vigorously contest any assessment the Agency may make against us in this matter, we expect that any liability will be covered under an indemnity agreement with the predecessor owners.
11. Stock-Based Compensation Expense

Since the completion of the CHS Transactions on April 30, 2010, the board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (“2010 Plan”) was approved on July 28, 2010.  The 2010 Plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post-stock split basis).  On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards.
At September 30, 2013, there were 898,461 options outstanding.  For the three months ended September 30, 2013 and 2012, stock compensation expense was $544, and $336, respectively, and $910 and $394 for the six months ended September 30, 2013 and 2012, respectively.
During the six months ended September 30, 2013, we issued various stock compensation awards to our directors and employees. During the six months ended September 30, 2013, 117,904 restricted stock units were granted to certain of our employees. On August 1, 2013, 17,416 restricted stock awards were issued to our directors and a target amount of 43,554 performance stock units were granted to our named executive officers. The closing price on the date of the grants ranged from $19.48 to $22.02.
The restricted stock units that were issued to our employees have a total fair value of $2,375 as determined by the closing price of our stock on the date of the grants. The awards will be expensed on a straight-line basis over the service period which ranges from 3 to 5 years. At each anniversary of the restricted stock units' grant date, a proportionate number of restricted stock units will become vested for the employees and the shares will become issued and outstanding.
The restricted stock awards issued to our directors have a total fair value of $350 as determined by the closing price of our stock on August 1, 2013 and will be expensed on a straight-line basis over one year. The stock associated with the directors' awards has already been issued and is included in our shares outstanding with voting rights. On the anniversary of the grant date, the restricted stock will fully vest.
The performance stock units issued to our four named executive officers have a total fair value at grant date of $480. The performance indicator for these stock awards is based on the market performance of our stock price as compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the performance indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the performance measure to arrive at fair value. We will expense the fair value over three years at each of our fiscal year ends during the performance period, whether or not the market condition is met. At the end of each fiscal year, one-third of the performance units will be evaluated. It will then be determined how many shares will be issued. In each year, the possible number of shares that will be issued ranges from zero to 87,108 in aggregate. Shares that are not awarded in a given year will be forfeited.
12. Income Taxes
Our anticipated annual effective tax rate before discrete events of approximately 26.7% has been applied to our consolidated pre-tax income for the six month period ended September 30, 2013. After accounting for discrete events including the benefit of $1,047 for the release of a liability for uncertain tax positions, our effective rate was a benefit of 2.6%. For the six months ended September 30, 2012, the Company’s provision for income taxes reflects an effective rate of approximately 35.0% and an after discrete event effective rate of 35.3%.
During the six months ended September 30, 2013, we have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of this policy change, we will no longer accrue a tax liability in anticipation of future dividends from our foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ending March 31, 2014 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates and after accounting for certain permanent differences, such as nondeductible compensation expenses. For the three month period ended September 30, 2013 and 2012, the Company recorded tax expense of $2,345 and $3,790 on pre-tax income of $12,917 and $10,777, respectively. For the six month period ended September 30, 2013 and 2012, the Company recorded tax benefit of $92 and tax expense of $7,424 on pre-tax income of $3,542 and $21,011, respectively.
As of September 30, 2013, we have established a long-term liability for uncertain tax positions in the amount of $657. During the six month period ended September 30, 2013, we concluded an income tax audit with the United States Internal Revenue Service. As a result of this, we released reserves for uncertain tax positions taken on the periods under examination. Accordingly, we recorded a tax benefit of $1,047 for the three and six months ended September 30, 2013.  Our remaining unrecognized tax benefits at September 30, 2013 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $30 for the six months ended September 30, 2013.

As of September 30, 2013, the tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject, except for the United States federal income tax returns, where only the federal income tax return for fiscal 2012 remains open. The Company's Canadian federal income tax returns are under exam for the Predecessor's tax years ended March 31, 2008, 2009 and 2010. See Note 10. Commitments and Contingencies.
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
Total sales and income from operations are classified by major geographic area in which the Company operates are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Sales by geographic area:
United States	$24,091	$19,266	$44,838	$39,692
Canada	26,384	24,342	51,168	45,711
Europe	14,378	13,475	27,493	30,883
Asia	7,930	10,766	14,884	19,253
	$72,783	$67,849	$138,383	$135,539
Operating income:
United States	$1,539	$4,212	$4,340	$9,408
Canada	9,873	9,051	17,900	15,300
Europe	2,683	1,393	3,685	3,576
Asia	1,184	1,536	2,142	2,963
Unallocated:
Stock Compensation	(544)	(400)	(910)	(522)
Public company costs	$(282)	$(445)	$(649)	$(848)
	$14,453	$15,347	$26,508	$29,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2013 and 2012 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2013 and 2012 as Interim 2014 and Interim 2013, respectively, and we refer to the six month periods ended September 30, 2013 and 2012 as YTD 2014 and YTD 2013, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For almost 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For YTD 2014 and YTD 2013 approximately 67.6% and 70.7%, respectively, of our revenues were generated outside of the United States.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services and installation services. Our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million for the preceding twelve month period (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million for the preceding twelve month period, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations.
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2013 was $91.8 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Greenfield	39%	38%	38%	39%
MRO/UE	61%	62%	62%	61%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For Interim and YTD 2014, MRO/UE sales comprised approximately 61% and 62% of our consolidated revenues, respectively.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations (Three-month periods ended September 30, 2013 and 2012)
The following table sets forth our statements of operations for the three months ended September 30, 2013 and the three months ended September 30, 2012 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/ (Decrease)
	(dollars in thousands)
	2013	2012	$	%
Consolidated Statements of Operations Data:
Sales	$72,783	$67,849	$4,934	7.3%
Cost of sales	37,428	35,210	2,218	6.3%
Gross profit	$35,355	$32,639	$2,716	8.3%
Gross margin %	48.6%	48.1%
Operating expenses:
Marketing, general and administrative and engineering	$17,579	$14,158	$3,421	24.2%
Stock compensation expense	544	336	208	61.9%
Amortization of intangible assets	2,779	2,798	(19)	(0.7)%
Income from operations	$14,453	$15,347	$(894)	(5.8)%
Interest expense, net:
Interest income	49	30	19	63.3%
Interest expense	(1,188)	(2,969)	1,781	(60.0)%
Acceleration of unamortized debt cost	—	(1,447)	1,447	(100.0)%
Amortization of debt costs	(135)	(277)	142	(51.3)%
Interest expense, net	(1,274)	(4,663)	3,389	(72.7)%
Miscellaneous income/(expense)	(262)	93	(355)	(381.7)%
Income (loss) before provision for income taxes	$12,917	$10,777	$2,140	19.9%
Income tax expense (benefit)	2,345	3,790	(1,445)	(38.1)%
Net income (loss)	$10,572	$6,987	$3,585	51.3%
__________________________________

Three Months Ended September 30, 2013 (“Interim 2014”) Compared to the Three Months Ended September 30, 2012 (“Interim 2013”)
Revenues. Revenues for Interim 2014 were $72.8 million, compared to $67.8 million for Interim 2013, an increase of $4.9 million or 7.3%.  We experienced revenue growth in Canada of $2.0 million where demand in the upstream oil and gas industry continues to be strong, as well as revenue growth in the United States and Europe of $4.8 million and $0.9 million, respectively. Increased sales in the United States are currently being driven by increased activity within the petroleum processing industry located around the Gulf coast. This activity is in relation to upgrade efforts at refineries that are now processing heavy crude oil which needs to be heated throughout the refining process and which is being delivered from hydraulic fracturing drilling sites in the United States and the Canadian oil sands region. We experienced revenue decline in Asia of $2.8 million due to a large Greenfield project in Interim 2013 whose revenue was not replaced in Interim 2014.  Revenue from Greenfield projects as a percentage of total sales was slightly higher in Interim 2014, representing 39% of total sales as compared to 38% in Interim 2013. Both periods are in line with our historical mix of MRO/UE and Greenfield revenues.

Gross profit and margin. Gross profit totaled $35.4 million in Interim 2014, compared to $32.6 million in Interim 2013, an increase of $2.7 million or 8.3%. The increase in gross profit is in line with the overall increase in revenue. As a percentage of revenues, gross margin increased to 48.6% in Interim 2014 from 48.1% in Interim 2013. Our gross margins in both periods are within our range of expected gross margin which is from 45% to 50%. No single factor is attributable to the slightly higher gross margins in Interim 2014 other than a slightly more favorable product mix.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation expense) were $18.1 million for Interim 2014, compared to $14.5 million in Interim 2013, an increase of $3.6 million or 25.0%. Marketing, general and administrative and engineering costs (including stock compensation) were 24.9% of total revenue in Interim 2014 as compared to 21.4% in Interim 2013. The increases are primarily driven by increased personnel costs of $2.5 million. We have hired additional sales and engineering personnel in support of continued sales growth. Within the $2.5 million increase, the calculation for our annual incentive accrual generated $1.5 million of additional expense as compared to Interim 2013. Stock compensation expense was $0.2 million higher in Interim 2014 due to the awards granted in Interim 2014. In addition, during Interim 2014 we reserved $0.4 million in allowance for doubtful receivables related to collection efforts with a single customer.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million in Interim 2014 and $2.8 million in Interim 2013. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be representative of our quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense, net. Interest expense, net, was $1.3 million in Interim 2014, compared to $4.7 million in Interim 2013, a decrease of $3.4 million. Interest expense on outstanding principal balances was $1.2 million in Interim 2014 compared to $3.0 million in Interim 2013, a decrease of $1.8 million. The decreased interest expense on outstanding principal balances is the result of the difference in the interest rate on our 9.5% senior secured notes, which were redeemed in the first quarter of fiscal 2014 and refinanced with a term loan whose rate has been fixed at approximately 3.62%. We expect our quarterly interest expense to be approximately $1.1 million after accounting for scheduled principal reductions. Amortization of deferred debt issuance costs represents the remaining $0.1 million of interest expense in Interim 2014.
Miscellaneous income/expense. We incurred $0.3 million of miscellaneous expense in Interim 2014 compared to income of $0.1 million in Interim 2013. In Interim 2014, miscellaneous expense was primarily due to our foreign exchange transactions. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions. See Item 3. "Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts. Miscellaneous income in Interim 2013 consisted of non-recurring gains which were individually insignificant.
Income taxes.  We reported an income tax expense of $2.3 million in Interim 2014 from our pre-tax income of $12.9 million, compared to income tax expense of $3.8 million in Interim 2013 from our pre-tax income of $10.8 million, a decrease of $1.4 million. Our effective tax rates were 18.2% in Interim 2014 and 35.2% in Interim 2013. During Interim 2014, we concluded an income tax audit in the United States and, as a result, released certain liabilities for uncertain tax positions in the amount of $1.0 million. Without this discrete tax benefit, our effective tax rate in Interim 2014 would have been 26.7%. The decrease from Interim 2013 is due to our adoption of a permanent reinvestment of foreign earnings position during the first quarter of fiscal 2014. Our anticipated annual effective tax rate of approximately 26.7% has been applied to our consolidated pre-tax income in calculating the amount of the income tax expense for Interim 2014. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Our net income was $10.6 million in Interim 2014 as compared to net income of $7.0 million in Interim 2013, an increase of $3.6 million. The increase in net income is the result of the increase of gross profit of $2.7 million, which was offset by increased marketing, general and administrative and engineering expenses (including stock compensation expense) of $3.6 million. Interest expense, net decreased $3.4 million as a result of our reduced interest rate in Interim 2014 as well as a non-recurring acceleration of deferred debt issuance costs in Interim 2013. Miscellaneous expense increased $0.4 million, primarily due to losses related to foreign currency transactions and income taxes decreased $1.4 million as a result of our permanent reinvestment of foreign earnings position adopted in fiscal 2014, and the release of liabilities for uncertain tax positions.

Results of Operations (Six-month periods ended September 30, 2013 and 2012)
The following table sets forth our statements of operations for the six months ended September 30, 2013 and the six months ended September 30, 2012 and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/ (Decrease)
	(dollars in thousands)
	2013	2012	$	%
Consolidated Statements of Operations Data:
Sales	$138,383	$135,539	$2,844	2.1%
Cost of sales	72,014	69,561	2,453	3.5%
Gross profit	$66,369	$65,978	$391	0.6%
Gross margin %	48.0%	48.7%
Operating expenses:
Marketing, general and administrative and engineering	$33,384	$30,115	$3,269	10.9%
Stock compensation expense	910	394	516	131.0%
Amortization of intangible assets	5,567	5,592	(25)	(0.4)%
Income from operations	$26,508	$29,877	$(3,369)	(11.3)%
Interest expense, net (1):
Interest income	75	57	18	31.6%
Interest expense	(2,982)	(6,156)	3,174	(51.6)%
Acceleration of unamortized debt cost	(4,010)	(2,318)	(1,692)	73.0%
Loss on retirement of debt	(15,485)	—	(15,485)	—%
Amortization of debt costs	(332)	(586)	254	(43.3)%
Interest expense, net	(22,734)	(9,003)	(13,731)	152.5%
Miscellaneous income/(expense)	(232)	137	(369)	(269.3)%
Income before provision for income taxes	$3,542	$21,011	$(17,469)	(83.1)%
Income tax expense (benefit)	(92)	7,424	(7,516)	(101.2)%
Net income	$3,634	$13,587	$(9,953)	(73.3)%
__________________________________
(1)                                 In both YTD 2014 and YTD 2013, we made redemption payments on our 9.5% senior secured notes, in addition to terminating our prior revolving line of credit in YTD 2013, both of which resulted in the acceleration of the amortization of deferred debt issuances costs, and during YTD 2014, the redemptions resulted in a $15.5 million loss on retirement of debt. We have presented the breakdown of these charges in order to present our expected interest and deferred debt issuance cost amortization separately in future periods.
Six Months Ended September 30, 2013 (“YTD 2014”) Compared to the Six Months Ended September 30, 2012 (“YTD 2013”)
Revenues. Revenues for YTD 2014 were $138.4 million, compared to $135.5 million for YTD 2013, an increase of $2.8 million or 2.1%.  We experienced revenue growth in Canada of $5.5 million where demand in the upstream oil and gas industry continues to be strong, as well as the United States where revenue grew $5.1 million. Increased sales in the United States are currently being driven by increased activity within the petroleum processing industry located around the Gulf coast. This activity is in relation to upgrade efforts at refineries that are now processing heavy crude oil which needs to be heated throughout the refining process and which is being delivered from hydraulic fracturing drilling sites in the United States and the Canadian oil sands region. We experienced revenue declines in Asia and Europe of $4.4 million and $3.4 million, respectively.

The decline in Asia was due to a large Greenfield project that was completed at the end of fiscal year 2013 and not replaced in YTD 2014. The year-over-year decline in Europe is due to the overall economic weakness in the region.
Gross profit and margin. Gross profit totaled $66.4 million in YTD 2014, compared to $66.0 million in YTD 2013, an increase of $0.4 million or 0.6%, which is attributable to our higher revenue base, offset in part by a slightly less favorable product mix in YTD 2014. As a percentage of revenues, gross profit decreased to 48.0% in YTD 2014 from 48.7% in YTD 2013.  Our gross margins in both periods are within our range of expected gross margin which is from 45% to 50%. No single factor is attributable to the slightly lower gross margins in YTD 2014 other than a slightly less favorable product mix.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation) were $34.3 million for YTD 2014, compared to $30.5 million in YTD 2013, an increase of $3.8 million or 12.4%. As a percentage of total revenue marketing, general and administrative and engineering costs (including stock compensation) were 24.8% and 22.5% in YTD 2014 and YTD 2013, respectively. The increases are primarily driven by increased personnel costs of $1.7 million. We have hired additional sales and engineering personnel in support of continued sales growth. Within the $1.7 million increase, the calculation for our annual incentive accrual generated $0.8 million of additional expense as compared to YTD 2013. Stock compensation expense was $0.5 million higher in Interim 2014 due to awards granted in YTD 2014 and YTD 2013. In addition, during Interim 2014 we reserved $0.4 million in allowance for doubtful receivables related to collection efforts with a single customer.
Amortization of intangible assets. Amortization of intangible assets was $5.6 million in YTD 2014 and YTD 2013 Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be in line with our estimated expense for amortization of intangible assets for the foreseeable future.
Interest expense. Interest expense, net, was $22.7 million in YTD 2014, compared to $9.0 million in YTD 2013, an increase of $13.7 million. In YTD 2014 we redeemed all $118.1 million of the outstanding aggregate principal amount of our 9.5% senior secured notes. In connection with the redemption, we incurred acceleration of deferred debt issuance costs of $4.0 million and a loss on retirement of debt of $15.5 million, related to call premiums paid with the redemption, both of which are included in interest expense. In YTD 2013, we made partial redemptions of our 9.5% senior secured notes with $21.0 million of aggregate principal being redeemed, as well as negotiated a new revolving line of credit facility. In connection with the YTD 2013 bond redemptions and the termination of the previous revolving line of credit, we incurred deferred debt issuance cost acceleration of $2.3 million. Interest on outstanding principal was $3.0 million and $6.2 million in YTD 2014 and YTD 2013 respectively. The decrease in interest expense on outstanding principal balances is the result of the difference in the interest rate on our redeemed 9.5% senior secured notes and that of our term loan, whose interest rate is fixed at approximately 3.62%. We expect quarterly interest expense to be approximately $1.1 million after accounting for scheduled principal reductions payments.
Miscellaneous income/expense. Miscellaneous expense was $0.2 million in YTD 2014 compared to miscellaneous income of $0.1 million in YTD 2013. In YTD 2014, the miscellaneous expense was primarily due to our foreign exchange transactions. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions. See Item 3. "Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts. Miscellaneous income in YTD 2013 consisted of non-recurring gains which were individually insignificant.
Income taxes.  We reported an income tax benefit of $0.1 million in YTD 2014 from our pre-tax income of $3.5 million compared to income tax expense of $7.4 million from our pre-tax net income of $21.0 million, a decrease of $7.5 million. Our effective tax rates were a benefit of 2.6% in YTD 2014 and 35.3% in YTD 2013. During YTD 2014, we concluded an income tax audit in the United States and, as a result, released certain liabilities for uncertain tax positions in the amount of $1.0 million. Without this discrete tax benefit, our effective tax rate in YTD 2014 would have been 26.7%. The decrease in income tax expense from YTD 2013 is attributable to our reduced pre-tax net income in YTD 2014, the adoption of a permanent reinvestment of foreign earnings position during the first quarter of fiscal 2014, and the release of $1.0 million in certain liabilities for uncertain tax positions. Our anticipated annual effective tax rate of approximately 26.7% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for YTD 2014. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 12, "Income Taxes", to our unaudited consolidated financial statements for the six months ended September 30, 2013, included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income was $3.6 million in YTD 2014 as compared to $13.6 million in YTD 2013, a decrease of $10.0 million, which was primarily attributable to the acceleration of debt issuance costs and the loss on retirement of debt related to the redemption of our senior secured notes, which resulted in $19.5 million of expenses recognized in the first quarter of fiscal 2014. In YTD 2014 our gross profit improved $0.4 million due to increased revenue. We experienced an increase of $3.8 million from our marketing, general and administrative and engineering costs (including stock compensation). Interest expense, net increased $13.7 million as a result of transaction expenses associated with the full redemption of our senior secured notes. The increases in marketing, general and administrative and engineering costs (including stock compensation) and interest expense were offset by a decrease of income tax expense of $7.5 million attributable to lower pre-tax net income, the release of liabilities for uncertain tax positions and the adoption of a permanent reinvestment of foreign earnings position.
Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of September 30, 2013 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$128,250	$13,500	$30,375	$84,375	$—
Interest payments on variable rate term loan(2)	15,893	4,480	7,457	3,956	—
Operating lease obligations(3)	9,194	2,464	3,505	1,590	1,635
Obligations in settlement of the CHS Transactions(4)	3,144	3,144	—	—	—
Raw material supply agreement(5)	1,376	1,376	—	—	—
Information technology services agreements(6)	4,315	2,357	1,955	3	—
Total	$162,172	$27,321	$43,292	$89,924	$1,635
__________________________________
(1) Consists of monthly principal payments of $1,125 through March 31, 2016; increasing to $1,688 through maturity with a lump-sum payment of $54,000 due April 19, 2018.
(2)                       Consists of estimated future interest payments at an interest rate of 3.62%, based on our interest rate swap agreement effective July 31, 2013.
(3)                       We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.
(4)                       Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustment for estimated income tax refunds.
(5)                       Represents the future committed supply purchases of nickel alloy tubing, a raw material used in our manufacturing process. We have six months left on our commitment to take delivery of the remaining pieces of nickel alloy tubing, at a fixed price.
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

Notice of Tax Dispute with the Canada Revenue Agency. On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment could be $3.0 million plus penalties and interest. At September 30, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we consider it more likely than not that our tax position will be fully sustained.  While we intend to vigorously contest any assessment the Agency may make against us in this matter, we expect that any liability will be covered under an indemnity agreement with the predecessor owners.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At September 30, 2013, we had in place standby letters of credit, bank guarantees and performance bonds totaling $15.4 million to support our various customer contracts. Our Indian subsidiary also has $3.7 million in customs bonds outstanding.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At September 30, 2013, we had $53.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $16.6 million, or 31% of these amounts were held in domestic accounts with various institutions and approximately $36.8 million, or 69%, of these amounts were held in accounts outside of the United States with various financial institutions.
Credit facility and senior secured notes.
See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Debt” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2.  At September 30, 2013, we had no borrowings under our revolving line of credit. From time to time, we may choose to utilize our revolving line of credit to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of September 30, 2013, we had $128.3 million outstanding on our variable rate term loan. The amended and restated credit agreement requires monthly principal payments of $1.1 million through March 31, 2016. Principal payments increase to $1.7 million through the remaining loan period with a lump-sum payment of $54.0 million due in April of 2018.
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
During the first quarter of fiscal 2014 and in connection with the refinancing of our senior secured notes, we estimate that domestic U.S. cash flow will be able to service our future debt obligations. We adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by our foreign operations. As a result of this policy change, we will no longer accrue a tax liability in anticipation of future dividends from our foreign subsidiaries. This policy change resulted in the lowering of our estimated effective tax rate from 35.3% of pretax income in YTD 2013 to an effective rate of 26.7%, before discrete events, for YTD 2014.
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
Net cash provided by operating activities totaled $17.1 million for YTD 2014, compared to $13.8 million provided in YTD 2013, an increase of $3.2 million. Net income was $3.6 million in YTD 2014, whereas YTD 2013 had net income of $13.6 million, a decrease of $10.0 million. The decrease of net income in YTD 2014 was substantially the result of $15.5 million of call premiums paid for the redemption of our senior notes. This use of cash is added back to operating activities and reduced from financing activities to more accurately reflect cash provided by operations in YTD 2014.  When adjusting for the $15.5 million premium on the redemption of our senior secured notes, our net income would have represented an increase of $5.5 million. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes amounted to a source of cash of $6.4 million and $7.1 million in YTD 2014 and YTD 2013, respectively, a decrease of $0.7 million. In both periods our assets increased representing a use of cash of $3.5 million and $8.3 million in YTD 2014 and YTD 2013, respectively, an improvement of $4.8 million. During YTD 2014, our combined balances of accrued liabilities and payables decreased, representing a use of cash of $4.3 million and whereby in YTD 2013 accrued liabilities and payables increased, resulted in a source of cash $0.8 million, resulting in a decrease of cash of $5.1 million. The comparative change in our income tax payable balance represented a comparative use of cash of $1.3 million in YTD 2014.
Net cash used in investing activities totaled $1.6 million for YTD 2014, compared to $3.0 million used in YTD 2013. Substantially all of the cash used in investing activities related to capital expenditures in both periods.
Net cash used in financing activities totaled $5.8 million used in YTD 2014 and $15.8 million used in YTD 2013 reflecting a decrease in the use of cash of $10.0 million. In YTD 2014, we paid $15.5 million in prepayment call premiums in connection with the $118.1 million redemption of our senior secured notes. This was accomplished by the borrowing of $135.0 million from a group of banks under a term loan. Net financing activities in YTD 2014 are reflective of the $6.8 million loan payments made on the term loan. In addition during YTD 2014, we received $1.3 million from stock option exercises. In YTD 2013, we received net proceeds on stock options exercised of $3.3 million plus a tax benefit of $2.6 million related to the tax deduction for stock option exercises in excess of the GAAP stock based compensation expense. In YTD 2013, we used cash to redeem $21.6 million in aggregate principal of our senior secured notes and related prepayment premiums.
Off-Balance Sheet Arrangements
As of September 30, 2013, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 68% of our YTD 2014 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso and Japanese Yen.
During YTD 2014, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a decrease in net income of $1.0 million for YTD 2014. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in an increase in net income of $1.3 million for YTD 2014. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a decrease in net income of $0.2 million for YTD 2014. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in an increase in net income of $0.2 million for YTD 2014.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations was a loss of $0.2 million and a gain of $0.1 million in YTD 2014 and 2013, respectively.
As of September 30, 2013, we had approximately $9.7 million in notional forward contracts to purchase foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. Dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For YTD 2014, we estimate that our sales were negatively affected by $1.3 million as compared to foreign exchange translation rates that were in effect in YTD 2013. The negative impact was primarily attributed to the appreciation of the U.S. Dollar relative to the Canadian Dollar. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. Dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effect of foreign currency translation was a gain of $0.5 million in YTD 2014, compared to a loss of $36.0 thousand in YTD 2013. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of miscellaneous income in the condensed consolidated statements of comprehensive income (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.69% as of September 30, 2013. During the three months ended June 30, 2013, we entered into an interest rate swap agreement which became effective as of July 31, 2013. Based on the terms of the agreement we expect our interest rate to be fixed at 3.62% for the life of the loan. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At September 30, 2013, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 2.69%, had there been any borrowings outstanding. During the six months ended September 30, 2013, we did not draw on our revolving credit facility. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant effect on our operations. We cannot provide assurance that historical borrowings will be reflective of our future use of the revolving credit facility.
As of September 30, 2013, we had $128.3 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a 1% change in the interest rate could result in a $1.2 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2013.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 7, 2013	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)**

31.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

 __________________________________

*                                         Filed herewith.

**    Management contract and compensatory plan or arrangement.