Form 10-Q
period 2013-12-31
Thermon Group Holdings, Inc.
filed 2014-02-06
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 3, 2014, the registrant had 31,834,928 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED December 31, 2013

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,340	$43,847
Accounts receivable, net of allowance for doubtful accounts of $1,151 and $1,141 as of December 31, 2013 and March 31, 2013, respectively	48,616	56,123
Inventories, net	40,093	34,391
Costs and estimated earnings in excess of billings on uncompleted contracts	4,040	3,515
Income taxes receivable	3,281	5,287
Prepaid expenses and other current assets	5,204	6,203
Deferred income taxes	3,811	2,211
Total current assets	172,385	151,577
Property, plant and equipment, net	31,465	31,211
Goodwill	115,836	116,303
Intangible assets, net	123,177	131,916
Debt issuance costs, net	1,646	4,373
Other long term assets	137	143
Total assets	$444,646	$435,523
Liabilities
Current liabilities:
Accounts payable	$19,263	$20,370
Accrued liabilities	11,120	18,715
Current portion of long term debt	13,500	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,582	1,629
Income taxes payable	1,014	1,706
Obligations due to settle the CHS Transactions	567	3,239
Total current liabilities	47,046	45,659
Long-term debt, net of current maturities	111,375	118,145
Deferred income taxes	39,865	42,599
Other noncurrent liabilities	2,188	3,073
Total liabilities	200,474	209,476
Shareholders' equity
Common stock: $.001 par value; 150,000,000 authorized; 31,830,428 and 31,307,582 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	32	31
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	207,354	203,027
Accumulated other comprehensive loss	(3,495)	(1,075)
Retained earnings	40,281	24,064
Total shareholders’ equity	244,172	226,047
Total liabilities and shareholders' equity	$444,646	$435,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012

Sales	$71,465	$76,830	$209,848	$212,369
Cost of sales	35,409	41,879	107,423	111,440
Gross profit	36,056	34,951	102,425	100,929
Operating expenses:
Marketing, general and administrative and engineering	15,516	16,885	49,810	47,394
Amortization of intangible assets	2,782	2,813	8,349	8,405
Income from operations	17,758	15,253	44,266	45,130
Other income/(expenses):
Interest income	66	36	141	93
Interest expense	(1,369)	(3,116)	(8,693)	(12,176)
Loss on retirement of senior secured notes	—	—	(15,485)	—
Miscellaneous expense	(118)	(274)	(350)	(137)
Income before provision for income taxes	16,337	11,899	19,879	32,910
Income tax expense	3,754	4,161	3,662	11,585
Net income	$12,583	$7,738	$16,217	$21,325
Comprehensive income:
Net income	$12,583	$7,738	$16,217	$21,325
Foreign currency translation adjustment	(3,023)	(180)	(2,510)	(216)
Derivative valuation, net of tax	256	—	58	—
Comprehensive income	$9,816	$7,558	$13,765	$21,109
Income per common share:
Basic	$0.40	$0.25	$0.51	$0.70
Diluted	0.39	0.24	0.51	0.67
Weighted-average shares used in computing net income per common share:
Basic	31,689,887	30,947,064	31,506,745	30,672,803
Diluted	32,224,559	31,871,097	32,086,570	31,725,724

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Operating activities
Net income	$16,217	$21,325
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,633	10,306
Amortization of debt costs	4,454	3,124
Stock compensation expense	1,572	869
Deferred income taxes	(6,021)	(2,975)
Loss on retirement of senior secured notes	15,485	—
Changes in operating assets and liabilities:
Accounts receivable	7,390	(5,902)
Inventories	(5,676)	(2,811)
Costs and estimated earnings in excess of billings on uncompleted contracts	(588)	(356)
Other current and noncurrent assets	439	371
Accounts payable	(1,099)	8,375
Accrued liabilities and noncurrent liabilities	(7,734)	(6,928)
Income taxes payable and receivable	1,492	746
Net cash provided by operating activities	36,564	26,144
Investing activities
Purchases of property, plant and equipment	(2,438)	(5,245)
Cash paid to settle the CHS Transactions	(2,055)	(203)
Net cash used in investing activities	(4,493)	(5,448)
Financing activities
Payments on senior secured notes	(118,145)	(21,000)
Proceeds from long term debt	135,000	—
Payments on long term debt	(10,125)	—
Issuance costs associated with revolving line of credit and long term debt	(1,728)	(248)
Proceeds from exercise of stock options	2,756	4,571
Benefit from excess tax deduction from option exercises	—	3,369
Premiums paid on redemptions	(15,485)	(630)
Lease financing, net	(17)	—
Net cash used in financing activities	(7,744)	(13,938)
Effect of exchange rate changes on cash and cash equivalents	(834)	163
Change in cash and cash equivalents	23,493	6,921
Cash and cash equivalents at beginning of period	43,847	21,468
Cash and cash equivalents at end of period	$67,340	$28,389

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2013. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2013 and March 31, 2013, and the results of our operations for the three and nine months ended December 31, 2013 and 2012. Certain reclassifications have been made to prior period presentation of our geographic operating income to conform to the current period presentation. The reclassifications had no effect on the reported sales or operating income in prior periods.
Use of Estimates
Generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2013, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2014.

Corrections of classification errors in previously reported Condensed Consolidated Statements of Comprehensive Income

During fiscal 2013, we identified a classification error in our condensed consolidated statements of comprehensive income for all previously reported periods. We determined that charges that were invoiced to customers had been recorded as a reduction to cost of sales instead of as additional sales. The result of this error was an understatement of sales and cost of sales of $80 and $1,048 for the three and nine months ended December 31, 2012, respectively. The classification errors had no effect on the reported gross profit, income from operations or net income and also had no effect on the condensed consolidated balance sheet, or the condensed consolidated statement of cash flows.

Though the correction of the classification errors had no effect on our gross profit, it did result in a slight reduction to our previously reported gross profit as a percentage of revenue as follows below:

	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012
As reported:
Sales	$76,750	$211,321
Cost of sales	41,799	110,392
Gross profit	34,951	100,929
Gross profit as a percentage of revenue	45.5%	47.8%

	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012
As corrected:
Sales	$76,830	$212,369
Cost of sales	41,879	111,440
Gross profit	34,951	100,929
Gross profit as a percentage of revenue	45.5%	47.5%
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At December 31, 2013 and March 31, 2013, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	December 31, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$124,875	$124,875	$118,145	$131,436	Level 2 - Market Approach

At December 31, 2013, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate.  As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.  Differences between the fair value and the carrying value for the senior secured notes as of March 31, 2013 are primarily due to the instruments' fixed interest rate. Inherently, such instruments are subject to fluctuations in fair value due to movements in interest rates.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2013 and March 31, 2013, the notional amounts of forward contracts we held to buy U.S. Dollars in exchange for other major international currencies were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2013	March 31, 2013
Russian Ruble	$544	$4,233
Euro	7,077	2,510
Canadian Dollar	2,034	2,134
South Korean Won	—	919
Other	—	329
Total notional amounts	$9,655	$10,125

The following table represents the fair value of our foreign currency forward contracts:

	December 31, 2013		March 31, 2013
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$2	$16	$87	$32
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of comprehensive income were losses of $144 and $350 for the three and nine months ended December 31, 2013, respectively, and losses of $425 and $164 for the three and nine months ended December 31, 2012, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $117 and $353 for the three and nine months ended December 31, 2013, respectively, and losses of $242 and $181 for the three and nine months ended December 31, 2012, respectively.
Interest Rate Swap
On June 13, 2013, the Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the agreement we will pay a fixed amount and receive or make payments based on a variable rate. Effective July 1, 2013, the Company designated the interest rate swap contract as a cash flow hedge pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counter-party creditworthiness. At each reporting period our interest rate swap contract is adjusted to fair value based on dealer quotes, which consider forward curves and volatility levels (Level 2 Fair Value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2013, the fair value of the interest rate swap contract was an unrealized gain of $90. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. Since the effective date of our interest rate swap contract, interest expense on outstanding principal was 3.62%. We have hedged 100% of the outstanding principal on our variable rate term loan through its maturity date.
The following table summarizes the aggregate unrealized gain in accumulated other comprehensive loss, and the losses reclassified into earnings for the three and nine months ended December 31, 2013 (amounts in thousands):

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
Unrealized gain/(loss) at beginning of the period	$(304)	$—
Add: gain/(loss) from change in fair value of cash flow hedge	91	(418)
Less: Loss reclassified to earnings from effective hedge	(303)	(508)
Unrealized gain at end of the period	$90	$90
We did not have any interest rate swaps during the three and nine months ended December 31, 2012.

Transfers out of accumulated other comprehensive loss
During the three and nine months ended December 31, 2013 and 2012, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding table, which were recorded within interest expense. During the three and nine months ended December 31, 2013, there were no reclassifications out of other comprehensive loss due to hedge ineffectiveness.

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
The reconciliations of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended December 31, 2013 and 2012, respectively, are as follows:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Basic net income per common share
Net income	$12,583	$7,738	$16,217	$21,325
Weighted-average common shares outstanding	31,689,887	30,947,064	31,506,745	30,672,803
Basic net income per common share	$0.40	$0.25	$0.51	$0.70

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Diluted net income per common share
Net income	$12,583	$7,738	$16,217	$21,325
Weighted-average common shares outstanding	31,689,887	30,947,064	31,506,745	30,672,803
Common share equivalents:
Stock options	473,364	868,110	543,376	1,028,056
Restricted and performance stock units	61,308	55,923	36,449	24,865
Weighted average shares outstanding – dilutive (1)	32,224,559	31,871,097	32,086,570	31,725,724
Diluted net income per common share	$0.39	$0.24	$0.51	$0.67
(1) 50,307 and 168,211 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect for the three and nine months ended December 31, 2013, respectively. For the three and nine months ended December 31, 2012 56,532, equity awards were not included in the calculation of diluted net income per common share as they were anti-dilutive.

4. Inventories
Inventories consisted of the following:

	December 31, 2013	March 31, 2013
Raw materials	$12,532	$10,232
Work in process	3,383	1,685
Finished goods	25,411	23,550
	41,326	35,467
Valuation reserves	(1,233)	(1,076)
Inventories, net	$40,093	$34,391

5. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of December 31, 2013 is as follows:

Amount
Balance as of March 31, 2013	$116,303
Foreign currency translation impact	(467)
Balance as of December 31, 2013	$115,836
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test will be performed as of January 1, 2014. At December 31, 2013, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.
Other intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2013	Accumulated Amortization	Net Carrying Amount at December 31, 2013	Gross Carrying Amount at March 31, 2013	Accumulated Amortization	Net Carrying Amount at March 31, 2013
Trademarks	$47,646	$—	$47,646	$47,693	$—	$47,693
Developed technology	10,919	(2,062)	8,857	10,929	(1,659)	9,270
Customer relationships	100,825	(35,281)	65,544	101,355	(27,723)	73,632
Backlog	10,038	(10,038)	—	10,167	(10,167)	—
Certification	498	—	498	498	—	498
Other	1,630	(998)	632	1,630	(807)	823
Total	$171,556	$(48,379)	$123,177	$172,272	$(40,356)	$131,916

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2013	March 31, 2013
Accrued employee compensation and related expenses	$5,772	$8,047
Interest	23	4,703
Customer prepayment	1,723	2,197
Warranty reserve	687	552
Professional fees	1,499	1,436
Sales tax payable	704	175
Other	712	1,605
Total accrued current liabilities	$11,120	$18,715
7. Related-Party Transactions
Included in our condensed consolidated balance sheets is “Obligations due to settle the CHS Transactions,” which totaled $567 and $3,239 at December 31, 2013 and March 31, 2013, respectively.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our former private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three and nine months ended December 31, 2013, we paid $1,960 and $2,055, respectively, to the Predecessor owners, and in the three and nine months ended December 31, 2012, we paid $67 and $203, respectively, to the Predecessor owners, in each case reflected in "Obligations due to settle the CHS Transactions". During the three months ended December 31, 2013, we received an income tax refund from the United States Internal Revenue Service which we paid to the Predecessor owners because the refund related to tax periods in which they were in control of the Company. During the three months ended December 31, 2013, our "Obligations due to settle the CHS Transactions" was additionally reduced by $617, of which $42 was withheld for professional fees incurred by the Company in connection with a concluded audit by the United States Internal Revenue Service and the remaining $575 was determined not to be payable to the Predecessor owners of the Company. At December 31, 2013, the remaining $567 outstanding represents remaining encumbered cash to be released as letters of credit expire.

8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,507 at December 31, 2013). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at December 31, 2013 or March 31, 2013.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,292 at December 31, 2013). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at December 31, 2013 or March 31, 2013.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $288 at December 31, 2013). The facility is collateralized by real estate. No amounts were outstanding under this facility at December 31, 2013 or March 31, 2013.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $428 at December 31, 2013).  No amounts were outstanding under this facility at December 31, 2013 or March 31, 2013.
Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either December 31, 2013 or March 31, 2013, respectively.

9. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2013	March 31, 2013
9.500% Senior Secured Notes, due May 2017	$—	$118,145
Variable Rate Term Loan, due April 2018	124,875	—
	124,875	118,145
Less current portion	(13,500)	—
	$111,375	$118,145

Revolving Credit Facility and Senior Secured Debt
Credit facility. On April 19, 2013, we entered into an amended and restated credit agreement with a group of lenders in the United States and Canada with JP Morgan Chase Bank, N.A. continuing to serve as lead administrative agent, which provided for (i) a five-year $135,000 senior secured term loan facility and (ii) a five-year $60,000 senior secured revolving credit facility, which we refer to collectively as our "credit facility". The term loan borrowings were used to redeem our outstanding senior secured notes, see "senior secured notes and refinancing under a term loan" below.
Under our credit facility, in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2018. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.4% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At December 31, 2013, we had no outstanding borrowings under our revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been 2.69%. As of December 31, 2013, we had $57,287 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of December 31, 2013, our interest rate was 2.69%. The term loan includes monthly principal payments of $1,125 through March 31, 2016, increasing to $1,688 for the last two years of the loan. The remaining $54,000 is due in April 2018.
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

Restrictive covenants.  The credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of December 31, 2013, we were in compliance with all restrictive covenants of the credit facility.
10. Commitments and Contingencies
At December 31, 2013, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $16,127. Of this amount, $1,040 is secured by cash deposits at the Company’s financial institutions.  The remaining $15,087 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit and performance bonds that the Company has secured. Included in prepaid expenses and other current assets at December 31, 2013 and March 31, 2013, was approximately $1,040 and $1,978, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $3,845 in customs bonds outstanding to secure the Company's customs duties obligations in India.
The Company is involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2013, management believes that adequate reserves have been established for any probable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below. We can give no assurances we will prevail in any of these matters.

Notice of Tax Dispute with the Canada Revenue Agency. On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment could be $3,000 plus penalties and interest. At December 31, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we consider it more likely than not that our tax position will be fully sustained.  While we intend to vigorously contest any assessment the Agency may make against us in this matter, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.

Russia Tax Audit. As of December 31, 2013, the Russian tax authority has ongoing tax audits related to our Russian tax returns for the three years ended December 31, 2012.  It is reasonably possible that the Russian tax authority will issue an assessment on these open periods.  We believe that our tax liabilities are fairly stated and properly reflected in our financial statements.  The Russian tax authority has not issued an assessment of tax liability and we have not recorded a contingent liability for any possible assessment, as no loss is reasonably estimable.

11. Stock-Based Compensation Expense
Since the completion of the CHS Transactions on April 30, 2010, the board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (“2010 Plan”) was approved on July 28, 2010.  The 2010 Plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post-stock split basis).  On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options, restricted stock awards or restricted stock units.

At December 31, 2013, there were 648,903 options outstanding.  For the three months ended December 31, 2013 and 2012, stock compensation expense was $663, and $475, respectively, and $1,572 and $869 for the nine months ended December 31, 2013 and 2012, respectively.
During the nine months ended December 31, 2013, we issued various stock compensation awards to our directors and employees. During the nine months ended December 31, 2013, 117,904 restricted stock units were granted to certain of our employees. On August 1, 2013, 17,416 restricted stock awards were issued to our directors and a target amount of 43,554 performance stock units were granted to our named executive officers. The closing price on the date of the grants ranged from $19.48 to $22.02.
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
12. Income Taxes
Our anticipated annual effective tax rate before discrete events of approximately 26.1% has been applied to our consolidated pre-tax income for the nine month period ended December 31, 2013. After accounting for discrete events including the benefit of $1,047 for the release of a liability for uncertain tax positions and $575 related to the reduction of previously estimated tax benefits that was determined not to be payable to the Predecessor owners, our effective rate was 18.4%. For the nine months ended December 31, 2012, the Company’s provision for income taxes reflects an effective rate of approximately 34.8% and an after discrete event effective rate of 35.2%.
During the nine months ended December 31, 2013, we have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of this policy change, we will no longer accrue a tax liability in anticipation of future dividends from our foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ending March 31, 2014 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates and after accounting for certain permanent differences, such as nondeductible compensation expenses.
For the three month period ended December 31, 2013 and 2012, the Company recorded tax expense of $3,754 and $4,161 on pre-tax income of $16,337 and $11,899, respectively. For the nine month period ended December 31, 2013 and 2012, the Company recorded tax expense of $3,662 and $11,585 on pre-tax income of $19,879 and $32,910, respectively.
As of December 31, 2013, we have established a long-term liability for uncertain tax positions in the amount of $672. During the nine month period ended December 31, 2013, we concluded an income tax audit with the United States Internal Revenue Service. As a result of this, we released reserves for uncertain tax positions taken on the periods under examination and recorded a related tax benefit of $1,047 for the nine months ended December 31, 2013.  Our remaining unrecognized tax benefits at December 31, 2013 would affect our effective income tax rate if recognized, though the Company does not expect to recognize any tax benefits in the next twelve months.  The Company recognizes related accrued interest and penalties as income tax expense and has accrued $45 for the nine months ended December 31, 2013.
With the conclusion of the audit with the United States Internal Revenue Service, we received a refund of $2,000. This amount related to tax periods associated with our Predecessor owners and was therefore payable as part of "Obligations due to settle the CHS Transactions", see Note 7. Related -Party Transactions. The payment of this refund represented the final transaction tax benefit due to the Predecessor owners. Accordingly, we released $575 of additional estimated tax benefits as a reduction of tax expense that we determined would not be realized and are no longer payable.

As of December 31, 2013, the tax years 2006 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject, except for the United States federal income tax returns, where the federal income tax return for fiscal 2012 and 2013 remain open. The Company's Canadian federal income tax returns are under exam for the Predecessor's tax years ended March 31, 2008, 2009 and 2010. See Note 10. Commitments and Contingencies.
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
Total sales and income from operations are classified by major geographic area in which the Company operates are as follows:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Sales by geographic area:
United States	$22,921	$21,922	$67,759	$61,614
Canada	23,282	27,996	74,450	73,707
Europe	16,824	13,703	44,317	44,586
Asia	8,438	13,209	23,322	32,462
	$71,465	$76,830	$209,848	$212,369
Operating income:
United States	$5,306	$3,427	$9,645	$12,706
Canada	8,716	10,559	26,616	25,859
Europe	3,453	(343)	7,138	3,234
Asia	1,239	2,471	3,381	5,434
Unallocated:
Stock compensation	(663)	(475)	(1,572)	(869)
Public company costs	(293)	(386)	(942)	(1,234)
	$17,758	$15,253	$44,266	$45,130

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2013 and 2012 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2013 and 2012 as Interim 2014 and Interim 2013, respectively, and we refer to the nine month periods ended December 31, 2013 and 2012 as YTD 2014 and YTD 2013, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1. above.
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
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For almost 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For YTD 2014 and YTD 2013 approximately 67.7% and 71.0%, respectively, of our revenues were generated outside of the United States.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2013 was $90.5 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Greenfield	24%	42%	35%	43%
MRO/UE	76%	58%	65%	57%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For Interim and YTD 2014, MRO/UE sales comprised approximately 76% and 65% of our consolidated revenues, respectively.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations (Three-month periods ended December 31, 2013 and 2012)
The following table sets forth our consolidated statements of operations data for the three months ended December 31, 2013 and the three months ended December 31, 2012 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/ (Decrease)
	(dollars in thousands)
	2013	2012	$	%
Consolidated Statements of Operations Data:
Sales	$71,465	$76,830	$(5,365)	(7.0)%
Cost of sales	35,409	41,879	(6,470)	(15.4)%
Gross profit	$36,056	$34,951	$1,105	3.2%
Gross margin %	50.5%	45.5%
Operating expenses:
Marketing, general and administrative and engineering	$14,853	$16,410	$(1,557)	(9.5)%
Stock compensation expense	663	475	188	39.6%
Amortization of intangible assets	2,782	2,813	(31)	(1.1)%
Income from operations	$17,758	$15,253	$2,505	16.4%
Interest expense, net:
Interest income	66	36	30	83.3%
Interest expense	(1,246)	(2,896)	1,650	(57.0)%
Amortization of debt costs	(123)	(220)	97	(44.1)%
Interest expense, net	(1,303)	(3,080)	1,777	(57.7)%
Miscellaneous expense	(118)	(274)	156	(56.9)%
Income (loss) before provision for income taxes	$16,337	$11,899	$4,438	37.3%
Income tax expense (benefit)	3,754	4,161	(407)	(9.8)%
Net income (loss)	$12,583	$7,738	$4,845	62.6%
__________________________________

Three Months Ended December 31, 2013 (“Interim 2014”) Compared to the Three Months Ended December 31, 2012 (“Interim 2013”)
Revenues. Revenues for Interim 2014 were $71.5 million, compared to $76.8 million for Interim 2013, a decrease of $5.3 million or 7.0%.  The overall decline in revenues is largely attributable to a decline in our Greenfield activity which was 24% of sales in Interim 2014 as compared to 42% in Interim 2013. Historically, Greenfield sales are near 40% of our total sales. Our Greenfield sales are characterized by relative volatility in the magnitude of orders which can cause fluctuations in revenue for comparative periods. Foreign currency negatively impacted revenues by $1.2 million in Interim 2014 based on the difference in the weighted-average foreign exchange rates in effect during Interim 2014 and Interim 2013. The foreign currency impact on revenues was primarily attributable to the depreciation of the Canadian Dollar relative to the U.S. Dollar.
In Interim 2014, we experienced revenue declines in Canada and Asia of $4.7 million and $4.8 million, respectively. In Canada revenues were negatively impacted in Interim 2014 as we experienced delays in material deliveries on a large multi-year Greenfield project which is in the final stages of completion. Within our Asia region, we had several Greenfield projects in Interim 2013 whose revenue was not replaced in Interim 2014. Revenues in Europe increased by $3.1 million, driven by increased demand in the harsher arctic climates, as well as improved macroeconomic conditions across the region. In the

United States revenue grew $1.0 million as we continue to see increased demand particularly within the petroleum processing industry along the Gulf Coast. The increased United States demand is largely attributable to upgrade efforts at refineries that are now processing heavy crude oil which needs to be heated throughout the refining process and which is being delivered from hydraulic fracturing drilling sites in the United States and the Canadian oil sands region.
Gross profit and margin. Gross profit totaled $36.1 million in Interim 2014, compared to $35.0 million in Interim 2013, an increase of $1.1 million or 3.2%. The increase in gross profit is attributed to our improved gross margins which were 50.5% and 45.5% in Interim 2014 and Interim 2013, respectively. Our gross margin in Interim 2014 was slightly higher than our expected historical range of 45% to 50%. The gross margin improvement is due to a higher proportion of MRO/UE revenue in Interim 2014 which typically generates higher profit margins than Greenfield sales. MRO/UE sales as a percentage of total revenues were 76% and 58% in Interim 2014 and Interim 2013, respectively. Historically, MRO/UE sales are near 60% of our total sales. In Interim 2014 MRO/UE revenues grew by 22% and Greenfield revenues decreased by 47%, each compared to Interim 2013.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation expense) were $15.5 million for Interim 2014, compared to $16.9 million in Interim 2013, a decrease of $1.4 million or 8.1%. Marketing, general and administrative and engineering costs were 21.7% of total revenue in Interim 2014 as compared to 22.0% in Interim 2013. The decrease is primarily due to the decrease in personnel costs of $1.5 million. The decrease in personnel costs was driven by a $1.9 million reduction in our annual incentive expense due to Company performance below the target level for fiscal 2014. This decrease was offset by a $0.4 million increase of personnel cost as we have hired additional sales and engineering personnel in support of sales growth. Stock compensation expense was $0.2 million higher in Interim 2014 due to the awards granted in the second quarter of fiscal 2014, which represents incremental stock compensation expense, and the greater number of outstanding unvested equity awards at the end of Interim 2014.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million in both Interim 2014 and Interim 2013. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be representative of our quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense, net. Interest expense, net, was $1.3 million in Interim 2014, compared to $3.1 million in Interim 2013, a decrease of $1.8 million. The decrease in interest expense is the result of the reduction in the interest rate on our current and long term debt. In Interim 2013, the interest rate on our senior secured notes was 9.5%. The senior secured notes were redeemed in the first quarter of fiscal 2014 and refinanced with a variable rate term loan whose rate has been fixed at approximately 3.62%, see Note 2, Fair Value Measurements for our discussion of the interest rate swap agreement. We expect our quarterly interest expense to be approximately $1.1 million after accounting for scheduled principal reductions. Amortization of deferred debt issuance costs represents the remaining $0.1 million of interest expense in Interim 2014.
Miscellaneous expense. We incurred $0.1 million and $0.3 million of miscellaneous expense in Interim 2014 and Interim 2013, respectively. In both periods, miscellaneous expense was primarily comprised of losses from our foreign exchange transactions. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions. See Item 3, "Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $3.8 million in Interim 2014 from our pre-tax income of $16.3 million, compared to income tax expense of $4.2 million in Interim 2013 from our pre-tax income of $11.9 million, a decrease of $0.4 million. Our effective tax rates were 23.0% in Interim 2014 and 35.0% in Interim 2013. The decrease from Interim 2013 is due to our adoption of a permanent reinvestment of foreign earnings position during the first quarter of fiscal 2014 which reduced our anticipated annual effective rate before discrete events from 35.0% to 26.1%. In Interim 2014, we recorded an income tax benefit of $0.6 million for the reduction of previously estimated tax benefits that were determined not to be payable to the Predecessor owners. Excluding this discrete tax benefit, our effective tax rate in Interim 2014 would have been 26.1%. Our anticipated annual effective tax rate of approximately 26.1% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for Interim 2014. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes”, to our unaudited consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Our net income was $12.6 million in Interim 2014 as compared to net income of $7.7 million in Interim 2013, an increase of $4.9 million. The increase in net income is the result of the increase of gross profit of $1.1 million due to the higher proportion of higher margin MRO/UE sales as a percentage of total revenues. Marketing, general and administrative and engineering expenses (including stock compensation expense) decreased $1.4 million, primarily due to the reduction of our annual incentive expense. Interest expense, net decreased $1.8 million as a result of our reduced interest rate in Interim 2014. Miscellaneous expense decreased $0.2 million, due to reduced losses on foreign currency transactions. Income tax expense decreased $0.4 million as a result of our permanent reinvestment of foreign earnings position adopted in fiscal 2014 and $0.6 million as a result of a reduction for previously estimated tax benefits that were determined not to be payable to the Predecessor owners.
Results of Operations (Nine-month periods ended December 31, 2013 and 2012)
The following table sets forth our consolidated statements of operations data for the nine months ended December 31, 2013 and the nine months ended December 31, 2012 and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/ (Decrease)
	(dollars in thousands)
	2013	2012	$	%
Consolidated Statements of Operations Data:
Sales	$209,848	$212,369	$(2,521)	(1.2)%
Cost of sales	107,423	111,440	(4,017)	(3.6)%
Gross profit	$102,425	$100,929	$1,496	1.5%
Gross margin %	48.8%	47.5%
Operating expenses:
Marketing, general and administrative and engineering	$48,238	$46,525	$1,713	3.7%
Stock compensation expense	1,572	869	703	80.9%
Amortization of intangible assets	8,349	8,405	(56)	(0.7)%
Income from operations	$44,266	$45,130	$(864)	(1.9)%
Interest expense, net (1):
Interest income	141	93	48	51.6%
Interest expense	(4,228)	(9,052)	4,824	(53.3)%
Acceleration of unamortized debt cost	(4,010)	(2,318)	(1,692)	73.0%
Loss on retirement of debt	(15,485)	—	(15,485)	—
Amortization of debt costs	(455)	(806)	351	(43.5)%
Interest expense, net	(24,037)	(12,083)	(11,954)	98.9%
Miscellaneous expense	(350)	(137)	(213)	155.5%
Income before provision for income taxes	$19,879	$32,910	$(13,031)	(39.6)%
Income tax expense (benefit)	3,662	11,585	(7,923)	(68.4)%
Net income	$16,217	$21,325	$(5,108)	(24.0)%
__________________________________
(1)                                 In both YTD 2014 and YTD 2013, we made redemption payments on our 9.5% senior secured notes, in addition to terminating our prior revolving line of credit in YTD 2013, both of which resulted in the acceleration of the amortization of deferred debt issuances costs. In YTD 2014, the outstanding aggregate principal of our 9.5% senior secured notes were fully redeemed resulting in a $15.5 million loss on retirement of debt, in addition to a $4.0 million acceleration of the amortization of deferred debt issuance costs. We have presented separately these charges in order to facilitate a more meaningful comparison of our deferred debt issuance cost amortization expense in prior and future periods.

Nine Months Ended December 31, 2013 (“YTD 2014”) Compared to the Nine Months Ended December 31, 2012 (“YTD 2013”)
Revenues. Revenues for YTD 2014 were $209.8 million, compared to $212.4 million for YTD 2013, a decrease of $2.6 million or 1.2%.  We experienced revenue growth in Canada of $0.7 million for YTD 2014 due to sustained demand in the upstream oil and gas industry during the first six months of fiscal 2014, offset in part by a decrease of revenues in Canada during the Interim 2014 period due to delays in the final stages of a large multi-year Greenfield project. Revenues in the United States grew $6.1 million, driven by increased activity within the petroleum processing industry located around the Gulf coast. This activity is in relation to upgrade efforts at refineries that are now processing heavy crude oil which needs to be heated throughout the refining process and which is being delivered from hydraulic fracturing drilling sites in the United States and the Canadian oil sands region. We experienced revenue declines in Asia and Europe of $9.1 million and $0.3 million, respectively, in YTD 2014 as compared to YTD 2013. The decline in Asia was due to several Greenfield projects that generated significant revenue in YTD 2013 and were not replaced in YTD 2014. The year-over-year decline in Europe is due to the overall economic weakness in the region experienced in the first quarter of fiscal 2014. We believe macroeconomic conditions in the region are beginning to stabilize as we have experienced two consecutive quarters of revenue growth. Foreign currency negatively impacted revenues by $2.7 million in YTD 2014 based on the difference in the weighted-average foreign exchange rates in effect during YTD 2014 and YTD 2013. The foreign currency impact on revenues was primarily attributable to the depreciation of the Canadian Dollar relative to the U.S. Dollar.
Gross profit and margin. Gross profit totaled $102.4 million in YTD 2014, compared to $100.9 million in YTD 2013, an increase of $1.5 million or 1.5%, which is attributable to improved gross margins which increased to 48.8% in YTD 2014 from 47.5% in YTD 2013.  Our gross margins in both periods are within our historical range of expected gross margin which is from 45% to 50%. The increase in gross margin in YTD 2014 is largely attributable to a higher proportion of MRO/UE sales which typically generate higher profit margins than Greenfield sales. As a percentage of total revenues, MRO/UE was 65% and 57% in YTD 2014 and 2013, respectively.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation) were $49.8 million for YTD 2014, compared to $47.4 million in YTD 2013, an increase of $2.4 million or 5.1%. As a percentage of total revenue marketing, general and administrative and engineering costs were 23.7% and 22.3% in YTD 2014 and YTD 2013, respectively. Our base level personnel costs increased $1.3 million in YTD 2014. This increase was largely offset by lower annual incentive expense of $1.2 million as we have not met our internal targets. In YTD 2014, building expenses increased $0.9 million, as we added new leases which we did not have in YTD 2013 due to the relocation of our Houston office and opening of a second location in Russia. We have switched vendors for our data communications and as a result have incurred a $0.6 million increase in communication costs related to fees and duplicate services during the transition, which we expect to be completed by the end of fiscal 2014. Stock compensation expense was $0.7 million higher in YTD 2014 due to awards granted in YTD 2014 and YTD 2013, which represents incremental stock compensation expense, and the greater number of outstanding unvested equity awards at the end of YTD 2014.
Amortization of intangible assets. Amortization of intangible assets was $8.3 million and 8.4 million in YTD 2014 and YTD 2013, respectively. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be in line with our estimated expense for amortization of intangible assets for the foreseeable future.
Interest expense. Interest expense, net, was $24.0 million in YTD 2014, compared to $12.1 million in YTD 2013, an increase of $11.9 million. In YTD 2014 we redeemed all $118.1 million of the outstanding aggregate principal amount of our 9.5% senior secured notes. In connection with the redemption, we incurred acceleration of deferred debt issuance costs of $4.0 million and a loss on retirement of debt of $15.5 million, related to call premiums paid with the redemption, both of which are included in interest expense, net. In YTD 2013, we made partial redemptions of our 9.5% senior secured notes with $21.0 million of aggregate principal being redeemed, and negotiated a new revolving line of credit facility. In connection with the YTD 2013 bond redemptions and the termination of the previous revolving line of credit, we incurred acceleration of deferred debt issuance costs of $2.3 million. Interest expense on outstanding principal was $4.2 million and $9.1 million in YTD 2014 and YTD 2013, respectively. The decrease in interest expense on outstanding principal balances is the result of the difference in the interest rate on our redeemed 9.5% senior secured notes and that of our term loan, whose interest rate is fixed at approximately 3.62%. We expect quarterly interest expense to be approximately $1.1 million after accounting for scheduled principal reductions payments.
Miscellaneous expense. Miscellaneous expense was $0.4 million in YTD 2014 compared to miscellaneous expense of $0.1 million in YTD 2013, an increase of $0.3 million. In YTD 2014, the miscellaneous expense was primarily comprised of losses from our foreign exchange transactions. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions. See Item 3. "Quantitative and Qualitative Disclosures About Market Risks" for further discussion of the foreign currency forward contracts. Miscellaneous expense in YTD 2013 primarily consists of a loss on the disposition of property, plant and equipment.
Income taxes.  We reported income tax expense of $3.7 million in YTD 2014 from our pre-tax income of $19.9 million compared to income tax expense of $11.6 million from our pre-tax net income of $32.9 million, a decrease of $7.9 million. Our effective tax rates were 18.4% and 35.2% in YTD 2014 and YTD 2013, respectively. During YTD 2014, we concluded an income tax audit in the United States and, as a result, released certain liabilities for uncertain tax positions in the amount of $1.0 million. In addition, we received an income tax benefit of $0.6 million in YTD 2014 related to estimated tax benefits that were determined not to be payable to the Predecessor owners. Excluding these discrete tax benefits, our effective tax rate in YTD 2014 would have been 26.1%. The decrease in income tax expense from YTD 2013 is attributable to our reduced pre-tax net income in YTD 2014, the adoption of a permanent reinvestment of foreign earnings position during the first quarter of fiscal 2014, and the two aforementioned discrete events. Our anticipated annual effective tax rate of approximately 26.1% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for YTD 2014. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 12, "Income Taxes", to our unaudited consolidated financial statements for the nine months ended December 31, 2013, included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income was $16.2 million in YTD 2014 as compared to $21.3 million in YTD 2013, a decrease of $5.1 million. In YTD 2014, interest expense, net increased $12.0 million which was primarily attributable to the acceleration of debt issuance costs and the loss on retirement of debt related to the redemption of our senior secured notes in YTD 2014. Marketing, general and administrative and engineering expenses including stock compensation increased $2.4 million. These increased expenses were offset by increases in gross profit of $1.5 million and a decrease of income tax expense of $7.9 million. The increase in gross profit is due to higher gross profit as a percent of total revenue in YTD 2014, and the reduction of income tax expense is due to lower pre-tax net income, the adoption of a permanent reinvestment of foreign earnings position, and $1.6 million of income tax benefits from non-recurring discrete events.
Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$124,875	$13,500	$32,063	$79,312	$—
Interest payments on variable rate term loan(2)	14,717	4,355	7,171	3,191	—
Operating lease obligations(3)	10,217	2,906	3,972	1,795	1,544
Obligations in settlement of the CHS Transactions(4)	567	567	—	—	—
Raw material supply agreement(5)	328	328	—	—	—
Information technology services agreements(6)	3,686	2,145	1,539	2	—
Total	$154,390	$23,801	$44,745	$84,300	$1,544
__________________________________
(1) Consists of monthly principal payments of $1,125 through March 31, 2016; increasing in April 2016 to $1,688 through maturity with a lump-sum payment of $54,000 due at maturity in April 2018.
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
(4)                       Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash in satisfaction of the post-closing adjustment for remaining encumbered cash to be released as letters of credit expire.

(5)                       Represents the future committed supply purchases of nickel alloy tubing, a raw material used in our manufacturing process. We have three months left on our commitment to take delivery of the remaining pieces of nickel alloy tubing, at a fixed price.
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

Notice of Tax Dispute with the Canada Revenue Agency. On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners.  During fiscal 2013, we were informed by the Agency that their initial audit was concluded but they intended to make an assessment under Canada's General Anti Avoidance Rule. Under this rule, the Agency may assess a withholding tax on dividends deemed to have been made on loans made to our Canadian subsidiary during 2007. Such assessment could be $3.0 million plus penalties and interest. At December 31, 2013, we have not recorded a tax liability reserve due for this matter with the Agency as we consider it more likely than not that our tax position will be fully sustained.  While we intend to vigorously contest any assessment the Agency may make against us in this matter, we expect that any liability will be covered under an indemnity agreement with the Predecessor owners.

Russia Tax Audit. As of December 31, 2013, the Russian tax authority has ongoing tax audits related to our Russian tax returns for the three years ended December 31, 2012.  It is reasonably possible that the Russian tax authority will issue an assessment on these open periods.  We believe that our tax liabilities are fairly stated and properly reflected in our financial statements.  The Russian tax authority has not issued an assessment of tax liability and we have not recorded a contingent liability for any possible assessment, as no loss is reasonably estimable.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At December 31, 2013, we had in place standby letters of credit, bank guarantees and performance bonds totaling $16.1 million to support our various customer contracts. Our Indian subsidiary also has $3.8 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At December 31, 2013, we had $67.3 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $21.5 million, or 32% of these amounts were held in domestic accounts with various institutions and approximately $45.8 million, or 68%, of these amounts were held in accounts outside of the United States with various financial institutions.
Credit facility and senior secured notes.

See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Debt” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2.  At December 31, 2013, we had no borrowings under our revolving line of credit. From time to time, we may choose to utilize our revolving line of credit to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of December 31, 2013, we had $124.9 million outstanding on our variable rate term loan. The amended and restated credit agreement requires monthly principal payments of $1.1 million through March 31, 2016. Thereafter, monthly principal payments increase to $1.7 million through the remaining term with a lump-sum payment of $54.0 million due at maturity in April 2018.
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
During the first quarter of fiscal 2014 and in connection with the refinancing of our senior secured notes, we estimated that domestic U.S. cash flow will be able to service our future debt obligations. We adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by our foreign operations. As a result of this policy change, we will no longer accrue a tax liability in anticipation of future dividends from our foreign subsidiaries. If we were to repatriate foreign earnings, we would incur additional income tax expense. This policy change resulted in the decrease in our estimated effective tax rate from 35.2% of pretax income in YTD 2013 to an effective rate of 26.1%, before discrete events, for YTD 2014.
Future capital requirements.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us in an amount sufficient to enable us to service our indebtedness, including our credit facility borrowings, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the variable rate term loan or our credit facility, on commercially reasonable terms or at all.
Net cash provided by operating activities totaled $36.6 million for YTD 2014, compared to $26.1 million provided in YTD 2013, an increase of $10.5 million. Net income was $16.2 million in YTD 2014, whereas YTD 2013 had net income of $21.3 million, a decrease of $5.1 million. The decrease of net income in YTD 2014 was substantially the result of $15.5 million of call premiums paid for the redemption of our senior secured notes, offset by a reduction of income tax expense of $7.9 million. This use of cash incurred with the redemption of our senior secured notes is added back to operating activities and reduced from financing activities to more accurately reflect cash provided by operations in YTD 2014.  When adjusting for the $15.5 million premium on the redemption of our senior secured notes, our net income would have represented an increase of $10.4 million. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense and changes in deferred taxes amounted to a source of cash of $10.6 million and $11.3 million in YTD 2014 and YTD 2013, respectively, a decrease of $0.7 million. In YTD 2014, our assets decreased representing a source of cash of $1.6 million and in YTD 2013 our assets increased representing a use of cash of $8.7 million an improvement of $10.3 million over YTD 2013, which was primarily attributable to collections of our outstanding accounts receivable balances, representing a comparative improvement of $13.3 million, offset in part by a $2.9 million comparative increase in cash used to purchase inventory. During YTD 2014, our combined balances of accrued liabilities and payables decreased, representing a use of cash of $8.8 million and in YTD 2013 accrued liabilities and payables increased, representing a source of cash $1.4 million, thereby resulting in a decrease of cash provided by operating activities of $10.2 million in YTD 2014 compared to YTD 2013. The comparative change in our income tax payable balance represented a comparative source of cash of $0.7 million in YTD 2014.
Net cash used in investing activities totaled $4.5 million for YTD 2014, compared to $5.4 million in YTD 2013. In YTD 2014 we purchased $2.4 million of property, plant, and equipment, in addition to paying $2.1 million to our Predecessor owners. The payment to our Predecessor owners primarily related to an income tax refund which was received in YTD 2014. Substantially all of the cash used in investing activities in YTD 2013 related to capital expenditures.

Net cash used in financing activities totaled $7.7 million used in YTD 2014 and $13.9 million used in YTD 2013 reflecting a decrease in the use of cash of $6.2 million. In YTD 2014, we paid $15.5 million in prepayment call premiums in connection with the $118.1 million redemption of our senior secured notes. This was accomplished by the borrowing of $135.0 million from a group of banks under a term loan. Net financing activities in YTD 2014 are reflective of $10.1 million in principal payments on the term loan. During YTD 2014, we also received $2.8 million from stock option exercises. In YTD 2013, we received net proceeds on stock options exercised of $4.6 million plus a tax benefit of $3.4 million related to the tax deduction for stock option exercises in excess of the GAAP stock based compensation expense. In YTD 2013, we used cash to redeem $21.6 million in aggregate principal of our senior secured notes and related prepayment premiums.
Off-Balance Sheet Arrangements
As of December 31, 2013, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
During YTD 2014, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a decrease in net income of $1.5 million for YTD 2014. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in an increase in net income of $1.9 million for YTD 2014. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a decrease in net income of $0.3 million for YTD 2014. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in an increase in net income of $0.4 million for YTD 2014.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $0.4 million and $0.2 million in YTD 2014 and YTD 2013, respectively.
As of December 31, 2013, we had approximately $9.7 million in notional forward contracts to purchase U.S. Dollars in exchange for foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. Dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For YTD 2014, we estimate that our sales were negatively affected by $2.7 million as compared to foreign exchange translation rates that were in effect in YTD 2013. The negative impact was primarily attributed to the appreciation of the U.S. Dollar relative to the Canadian Dollar. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. Dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effect of foreign currency translation was a loss of $2.5 million in YTD 2014, compared to a loss of $0.2 million in YTD 2013. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of miscellaneous income in the condensed consolidated statements of comprehensive income (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.69% as of December 31, 2013. During the three months ended June 30, 2013, we entered into an interest rate swap agreement which became effective as of July 31, 2013. Based on the terms of the agreement we expect our interest rate to be fixed at 3.62% for the life of the loan. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At December 31, 2013, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 2.69%, had there been any borrowings outstanding. During the nine months ended December 31, 2013, we did not draw on our revolving credit facility. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide assurance that historical borrowings will be reflective of our future use of the revolving credit facility.
As of December 31, 2013, we had $124.9 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.2 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2013.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 6, 2014	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

 __________________________________

*                                         Filed herewith.