Form 10-Q
period 2014-06-30
Thermon Group Holdings, Inc.
filed 2014-08-07
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

As of August 4, 2014, the registrant had 31,996,248 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED June 30, 2014

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2014	March 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,259	$72,640
Accounts receivable, net of allowance for doubtful accounts of $951 and $751 as of June 30, 2014 and March 31, 2014, respectively	61,093	52,578
Inventories, net	37,545	37,316
Costs and estimated earnings in excess of billings on uncompleted contracts	2,389	2,880
Income taxes receivable	3,309	3,310
Prepaid expenses and other current assets	6,331	5,058
Deferred income taxes	2,569	2,325
Total current assets	190,495	176,107
Property, plant and equipment, net	31,469	31,532
Goodwill	115,484	114,112
Intangible assets, net	117,326	118,917
Debt issuance costs, net	1,701	1,528
Other long term assets	253	263
Total assets	$456,728	$442,459
Liabilities
Current liabilities:
Accounts payable	$17,634	$17,066
Accrued liabilities	12,502	9,869
Current portion of long term debt	13,500	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	1,297	1,749
Income taxes payable	1,514	956
Obligations due to settle the CHS Transactions	567	567
Total current liabilities	47,014	43,707
Long-term debt, net of current maturities	104,625	108,000
Deferred income taxes	34,052	37,896
Other noncurrent liabilities	2,432	2,390
Total liabilities	188,123	191,993
Shareholders' equity
Common stock: $.001 par value; 150,000,000 authorized; 31,995,684 and 31,920,865 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	210,696	208,451
Accumulated other comprehensive loss	(3,520)	(7,880)
Retained earnings	61,397	49,863
Total shareholders’ equity	268,605	250,466
Total liabilities and shareholders' equity	$456,728	$442,459

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Sales	$67,667	$65,600
Cost of sales	33,822	34,586
Gross profit	33,845	31,014
Operating expenses:
Marketing, general and administrative and engineering	18,334	16,171
Amortization of intangible assets	2,751	2,788
Income from operations	12,760	12,055
Other income/(expenses):
Interest income	108	26
Interest expense	(1,298)	(6,001)
Loss on retirement of senior secured notes	—	(15,485)
Other Income	17	30
Income (loss) before provision for income taxes	11,587	(9,375)
Income tax expense (benefit)	53	(2,437)
Net income (loss)	$11,534	$(6,938)
Comprehensive income (loss):
Net income (loss)	$11,534	$(6,938)
Foreign currency translation adjustment	4,618	(4,037)
Derivative valuation, net of tax	(292)	—
Comprehensive income (loss)	$15,860	$(10,975)
Net Income (loss) per common share:
Basic	$0.36	$(0.22)
Diluted	0.36	(0.22)
Weighted-average shares used in computing net income per common share:
Basic	31,943,534	31,342,078
Diluted	32,339,937	31,342,078

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Operating activities
Net income (loss)	$11,534	$(6,938)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,558	3,533
Amortization of deferred debt issuance costs	118	4,207
Stock compensation expense	556	366
Deferred income taxes	(4,046)	(4,901)
Loss on retirement of senior secured notes	—	15,485
Other	(684)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,395)	5,386
Inventories	205	232
Costs and estimated earnings in excess of billings on uncompleted contracts	122	(552)
Other current and noncurrent assets	(1,034)	(503)
Accounts payable	583	(1,688)
Accrued liabilities and noncurrent liabilities	2,365	(9,035)
Income taxes payable and receivable	238	569
Net cash provided by operating activities	6,120	6,161
Investing activities
Purchases of property, plant and equipment	(751)	(617)
Net cash used in investing activities	(751)	(617)
Financing activities
Payments on senior secured notes	—	(118,145)
Proceeds from long term debt	—	135,000
Payments on long term debt	(3,375)	(3,375)
Issuance costs associated with revolving line of credit and long term debt	(290)	(1,728)
Proceeds from exercise of stock options	326	486
Benefit from excess tax deduction from option exercises	1,364	—
Premiums paid on redemptions	—	(15,485)
Lease financing, net	24	—
Net cash used in financing activities	(1,951)	(3,247)
Effect of exchange rate changes on cash and cash equivalents	1,201	(779)
Change in cash and cash equivalents	4,619	1,518
Cash and cash equivalents at beginning of period	72,640	43,847
Cash and cash equivalents at end of period	$77,259	$45,365

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2014. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2014 and March 31, 2014, and the results of our operations for the three months ended June 30, 2014 and 2013. Certain reclassifications have been made to the prior period presentation of our geographic operating income to conform to the current period presentation. The reclassifications had no effect on the reported sales or operating income in prior periods.
Use of Estimates
Generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2014, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2015.

Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which supersedes almost all existing revenue recognition requirements and guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is not permitted. The standard will be adopted on April 1, 2017. We have not selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Stock Compensation - In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12 (Topic 718), which clarified the treatment of share-based payments when a performance target could be achieved after the requisite service period. Under the new guidance, compensation cost should be recognized over the requisite service period when it becomes probable that the performance target will be achieved. The total compensation cost recognized should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. These provisions are effective for annual periods and interim periods within those years beginning on or after December 15, 2015. Early adoption is permitted. When adopted, we do not believe this update will have a material impact on our consolidated financial statements.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At June 30, 2014 and March 31, 2014, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	June 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$118,125	$118,125	$121,500	$121,500	Level 2 - Market Approach

At June 30, 2014 and March 31, 2014, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate.  As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2014 and March 31, 2014, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2014	March 31, 2014
Russian Ruble	$—	$772
Euro	3,770	2,386
Canadian Dollar	2,373	—
South Korean Won	3,739	532
Indian Rupee	2,786	2,574
British Pound	1,201	201
Mexican Peso	697	1,077
Other	1,280	636
Total notional amounts	$15,846	$8,178

The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2014		March 31, 2014
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$31	$82	$35	$93
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of comprehensive income were gains of $33 and $165 for the three months ended June 30, 2014 and 2013, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency gains were $15 and $17 for the three months ended June 30, 2014 and 2013, respectively.
Interest Rate Swap
During the three months ended June 30, 2013, the Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the agreement we will pay a fixed amount and receive or make payments based on a variable rate. Effective July 1, 2013, the Company designated the interest rate swap contract as a cash flow hedge pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counter-party creditworthiness. At each reporting period our interest rate swap contract is adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2014, the fair value of the interest rate swap contract was an unrealized loss of $341. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. During the three months ended June 30, 2014, our interest rate on outstanding principal amounts was fixed at approximately 3.62%. Effective July 1, 2014, our interest expense on outstanding principal was fixed at approximately 3.37% after taking into account the interest rate swap contract. We have hedged 100% of the outstanding principal on our variable rate term loan through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments on approximately $5,200 of average outstanding principal remain unhedged as of June 30, 2014, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.

The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the three months ended June 30, 2014 (amounts in thousands):

Three Months Ended June 30, 2014
Unrealized gain/(loss) at beginning of the period	$(81)
Add: gain/(loss) from change in fair value of cash flow hedge	(555)
Less: Loss reclassified to earnings from effective hedge	(284)
Less: ineffective portion of hedge transferred to earnings	(11)
Unrealized loss at end of the period	$(341)
We did not have any interest rate swaps designated as hedging instruments pursuant to ASC 815 during the three months ended June 30, 2013.
Transfers out of accumulated other comprehensive loss
During the three months ended June 30, 2014 and 2013, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding table, which were recorded within interest expense, and $11 related to hedge ineffectiveness.

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
The reconciliations of the denominators used to calculate basic and diluted EPS for the three months ended June 30, 2014 and 2013, respectively, are as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Basic net income (loss) per common share
Net income (loss)	$11,534	$(6,938)
Weighted-average common shares outstanding	31,943,534	31,342,078
Basic net income (loss) per common share	$0.36	$(0.22)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Diluted net income (loss) per common share
Net income (loss)	$11,534	$(6,938)
Weighted-average common shares outstanding	31,943,534	31,342,078
Common share equivalents:
Stock options	298,948	—
Restricted and performance stock units	97,455	—
Weighted average shares outstanding – dilutive (1)	32,339,937	31,342,078
Diluted net income (loss) per common share	$0.36	$(0.22)

(1) For the three months ended June 30, 2014, 49,193 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect. For the three months ended June 30, 2013, the Company was in a net loss position; therefore, 649,125 common stock equivalents were not included in the calculation of diluted loss per common share since they would have had an anti-dilutive effect.

4. Inventories
Inventories consisted of the following:

	June 30, 2014	March 31, 2014
Raw materials	$11,310	$12,036
Work in process	2,812	2,200
Finished goods	24,394	23,973
	38,516	38,209
Valuation reserves	(971)	(893)
Inventories, net	$37,545	$37,316

5. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of June 30, 2014 is as follows:

Amount
Balance as of March 31, 2014	114,112
Foreign currency translation impact	1,372
Balance as of June 30, 2014	$115,484
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In addition to the qualitative analysis, we also perform a quantitative analysis using the income approach. Our annual impairment test will be performed during the fourth quarter of our fiscal year. At June 30, 2014, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.
Other intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2014	Accumulated Amortization	Net Carrying Amount at June 30, 2014	Gross Carrying Amount at March 31, 2014	Accumulated Amortization	Net Carrying Amount at March 31, 2014
Trademarks	$47,508	$—	$47,508	$47,042	$—	$47,042
Developed technology	10,887	(2,324)	8,563	10,781	(2,167)	8,614
Customer relationships	100,594	(40,340)	60,254	99,578	(37,383)	62,195
Backlog	10,015	(10,015)	—	9,874	(9,874)	—
Certification	497	—	497	498	—	498
Other	1,630	(1,126)	504	1,630	(1,062)	568
Total	$171,131	$(53,805)	$117,326	$169,403	$(50,486)	$118,917

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2014	March 31, 2014
Accrued employee compensation and related expenses	$7,091	$5,043
Customer prepayment	943	1,235
Warranty reserve	404	645
Professional fees	1,509	1,250
Sales tax payable	943	707
Other	1,612	989
Total accrued current liabilities	$12,502	$9,869

7. Related-Party Transactions
Included in our condensed consolidated balance sheets is “Obligations due to settle the CHS Transactions,” which totaled $567 at June 30, 2014 and March 31, 2014.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our former private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three months ended June 30, 2014 and 2013, we made no payments to the Predecessor owners. At June 30, 2014, the remaining $567 outstanding represents remaining encumbered cash to be released as letters of credit expire.

8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,458 at June 30, 2014). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at June 30, 2014 or March 31, 2014.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,331 at June 30, 2014). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at June 30, 2014 or March 31, 2014.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $306 at June 30, 2014). The facility is collateralized by real estate. No amounts were outstanding under this facility at June 30, 2014 or March 31, 2014.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $443 at June 30, 2014).  No amounts were outstanding under this facility at June 30, 2014 or March 31, 2014.
Under the Company’s principal revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either June 30, 2014 or March 31, 2014, respectively.

9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2014	March 31, 2014
Variable Rate Term Loan, due April 2019	118,125	121,500
Less current portion	(13,500)	(13,500)
	$104,625	$108,000

Revolving Credit Facility and Senior Secured Debt
Credit facility. On June 11, 2014, we entered into the first amendment (the "Amendment") to our amended and restated credit agreement, executed April 19, 2013. The Amendment extended the maturity date of our variable rate secured term loan and $60,000 senior secured revolving credit facility, which we refer to collectively as our "credit facility," through April 19, 2019. Under the Amendment the fixed portion of our borrowing rate, which is dictated by our leverage ratio, was reduced by 0.25% and our payments on undrawn amounts on our senior secured revolving credit facility was reduced 0.05%. The interest payment reductions will be effective July 1, 2014 and June 11, 2014, respectively. The Amendment also changed the maximum leverage ratio permitted for each fiscal quarter ending on and after March 31, 2015 from 2.25 to 1.0 to 2.75 to 1.0.
Under our credit facility, in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2019. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.35% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At June 30, 2014, we had no outstanding borrowings under our revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been 2.69%. As of June 30, 2014, we had $59,137 of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of June 30, 2014, our interest rate was 2.69%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due in April 2019.

Senior secured notes and refinancing under a term loan. On May 20, 2013, we utilized the proceeds from our variable rate term loan to redeem the remaining $118,145 of aggregate principal amount outstanding of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15,485 in call premiums and expensed the remaining $4,010 of associated deferred debt issuance costs. During the three months ended June 30, 2014, in connection with the Amendment we incurred $290 of fees, which we have deferred and will recognize as interest expense over the life of the term loan.
Interest rate swap. During the three months ended June 30, 2013, the Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate term loan interest payments. Under the agreement we will pay a fixed amount and receive payments based on a variable interest rate. During the three months ended June 30, 2014, our interest rate on outstanding principal amounts was fixed at approximately 3.62%. Effective July 1, 2014 our interest expense on outstanding principal will be fixed at approximately 3.37% through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one month LIBOR rate on approximately $5,200 of average outstanding principal, remains unhedged as of June 30, 2014, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of June 30, 2014, we were in compliance with all restrictive covenants of the credit facility.

10. Commitments and Contingencies
At June 30, 2014, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $13,370. Of this amount, $1,429 is secured by cash deposits at the Company’s financial institutions.  The remaining $11,941 represents a reduction of the available amount of the Company’s short term and long term revolving lines of credit and performance bonds that the Company has secured. Included in prepaid expenses and other current assets at June 30, 2014 and March 31, 2014 was approximately $1,429 and $1,307, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $3,961 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
The Company is involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2014, management believes that adequate reserves have been established for any probable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below. We can give no assurances we will prevail in any of these matters.

Notice of Tax Dispute with the Canada Revenue Agency. On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency," advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners. During the three months ended June 30, 2014, we were informed by the Agency that they had concluded their review in the Company's favor and would not make an assessment under Canada's General Anti Avoidance Rule.

Russia Tax Audit. Our income tax returns for the three years ended December 31, 2012 are subject to ongoing audits with the Russian tax authority.  During our fiscal year ended March 31, 2014, we were issued an assessment by the Russian tax authority for which we have filed an objection. As of June 30, 2014, we have accrued $167 in our consolidated financial statements for the amount we believe to be payable to the Russian tax authority. See Note 12, “Income Taxes.”

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
At June 30, 2014, there were 494,791 options outstanding.  For the three months ended June 30, 2014 and 2013, stock compensation expense was $556 and $366, respectively.

12. Income Taxes
For the three month periods ended June 30, 2014 and 2013, the Company recorded tax expense of $53 on pre-tax income of $11,587 and a tax benefit of $2,437 on pre-tax loss of $9,375, respectively. During the three months ended June 30, 2014, the Company released a deferred tax liability of $3,224 for taxes accrued on previously undistributed foreign earnings that are no longer expected to be repatriated. Our anticipated annual effective tax rate before discrete events is approximately 28.3% and has been applied to our consolidated pre-tax income for the three month period ended June 30, 2014.
As of April 1, 2013, we adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of the adoption of a permanent reinvestment position, we no longer accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ending March 31, 2015 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates, after accounting for certain permanent differences, such as nondeductible compensation expenses.
As of June 30, 2014, we have established a long-term liability for uncertain tax positions in the amount of $869. The Company recognizes related accrued interest and penalties as income tax expense and has accrued $15 for the three months ended June 30, 2014.

As of June 30, 2014, the tax years 2006 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject, except for the United States federal income tax returns, where the federal income tax returns for fiscal 2012 and 2013 remain open.
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

Total sales and income from operations are classified by major geographic area in which the Company operates are as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Sales by geographic area:
United States	$21,991	$20,746
Canada	21,880	24,784
Europe	13,694	13,116
Asia	10,102	6,954
	$67,667	$65,600
Operating income:
United States	$3,572	$2,800
Canada	6,897	8,027
Europe	876	1,003
Asia	2,273	958
Unallocated:
Stock compensation	(556)	(366)
Public company costs	(302)	(367)
	$12,760	$12,055

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2014 and 2013 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2014 and 2013 as Interim 2015 and Interim 2014, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1. above.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year and (x) our expectations regarding anticipated benefits from the April 2012 expansion and anticipated future expansion of our principal manufacturing facilities in San Marcos, Texas.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (viii) a material disruption at any of our manufacturing facilities ; (ix) our dependence on subcontractors and suppliers; (x) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xiii) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward looking statements contained in this quarterly report ultimately prove true.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During each of Interim 2015 and Interim 2014, approximately 68% of our revenues were generated outside of the United States.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2014 was $97.8 million which reflects a recent upward trend due to increased Greenfield booking activity. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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

Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 30, 2014 and elsewhere in this quarterly report and those described below:

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended June 30,
	2014	2013
Greenfield	32%	39%
MRO/UE	68%	61%
We believe that our analysis of Greenfield and MRO/UE is an important measurement to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new capital projects as well as the economic health of the industries we serve. Furthermore, Greenfield revenue provides a foundation for potential MRO/UE revenue in future years.
For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenues associated with such orders than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services than MRO/UE orders. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Recently, we have experienced an upward trend in MRO/UE revenue. For Interim 2015 and 2014, MRO/UE sales comprised approximately 68% and 61% of our consolidated revenues, respectively. We attribute this recent MRO/UE growth to our established installed base of customers especially with regard to mid-sized upgrade and expansion projects.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations (Three-month periods ended June 30, 2014 and 2013)
The following table sets forth our consolidated statements of operations data for the three months ended June 30, 2014 and 2013 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/ (Decrease)
	(dollars in thousands)
	2014	2013	$	%
Consolidated Statements of Operations Data:
Sales	$67,667	$65,600	$2,067	3.2%
Cost of sales	33,822	34,586	(764)	(2.2)%
Gross profit	$33,845	$31,014	$2,831	9.1%
Gross margin %	50.0%	47.3%
Operating expenses:
Marketing, general and administrative and engineering	$17,778	$15,805	$1,973	12.5%
Stock compensation expense	556	366	190	51.9%
Amortization of intangible assets	2,751	2,788	(37)	(1.3)%
Income from operations	$12,760	$12,055	$705	5.8%
Interest expense, net:
Interest income	108	26	82	315.4%
Interest expense	(1,180)	(1,794)	614	(34.2)%
Acceleration of unamortized debt costs	—	(4,010)	4,010	(100.0)%
Loss on retirement of debt	—	(15,485)	15,485	(100.0)%
Amortization of debt costs	(118)	(197)	79	(40.1)%
Interest expense, net	(1,190)	(21,460)	20,270	(94.5)%
Other Income	17	30	(13)	(43.3)%
Income (loss) before provision for income taxes	$11,587	$(9,375)	$20,962	(223.6)%
Income tax expense (benefit)	53	(2,437)	2,490	(102.2)%
Net income (loss)	$11,534	$(6,938)	$18,472	(266.2)%

Three Months Ended June 30, 2014 (“Interim 2015”) Compared to the Three Months Ended June 30, 2013 (“Interim 2014”)
Revenues. Revenues for Interim 2015 were $67.7 million compared to $65.6 million in Interim 2014, an increase of $2.1 million or 3.2%. Our MRO/UE revenue in interim 2015 increased $6.5 million or 16% over Interim 2014 and Greenfield revenue declined $4.4 million or 17% over the same period. Our Greenfield revenue includes the reduction of a large project in Canada that is now in the final stages of completion. On a standalone basis, the reduction of revenue for this project was $8.9 million between Interim 2014 and 2015. Excluding the impact of this project, both Greenfield and MRO/UE sales volume increased during Interim 2015. Our increased sales in MRO/UE reflects the continued activity of our customers in both petroleum and chemical markets as they engage in sizable upgrade and expansion on existing facilities in addition to our growing global installed base.

In Interim 2015, revenues grew $1.2 million, $3.1 million and $0.6 million in the United States, Asia and Europe, respectively, as compared to Interim 2014. The increase in demand within the United States is largely attributable to investments in the petrochemical markets along the Gulf Coast, as well as demand driven by the proliferation of hydraulic fracturing methods to extract natural gas within North America. In Asia we experienced growth due mostly to a few Greenfield projects. Europe was relatively flat with revenue increases largely attributable to favorable foreign currency rate fluctuations. In Canada, our revenue declined $2.9 million in Interim 2015 as compared to Interim 2014. As mentioned above, Canada was negatively impacted by an $8.9 million reduction in a large Greenfield project that is nearing completion in Interim 2015 as compared to Interim 2014. Adjusting for the impact of this large project, Canadian revenues would have increased $6.0 million or 24% over the same period.
Foreign currency negatively impacted revenues by $0.6 million in Interim 2015 based on the difference in the weighted-average foreign exchange rates in effect during Interim 2015 and Interim 2014. The foreign currency impact on revenues was primarily attributable to the depreciation of the Canadian Dollar relative to the US Dollar, partially offset by the appreciation of the Euro and several Asian currencies relative to the US Dollar.
Gross profit and margin. Gross profit totaled $33.8 million in Interim 2015, compared to $31.0 million in Interim 2014, an increase of $2.8 million or 9.1%. The increase in gross profit is due to increased sales as well as improved gross margins which were 50.0% and 47.3% in Interim 2015 and Interim 2014, respectively. The gross margin improvement is due to a higher proportion of MRO/UE revenue in Interim 2015 which typically generates higher profit margins than Greenfield sales. MRO/UE sales as a percentage of total revenues were 68% and 61% in Interim 2015 and Interim 2014, respectively.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (including stock compensation expense) were $18.3 million for Interim 2015, compared to $16.2 million in Interim 2014, an increase of $2.1 million or 13.4%. Marketing, general and administrative and engineering costs, excluding stock compensation expense, were 26.3% of total revenues in Interim 2015 as compared to 24.1% in Interim 2014. The increases are primarily due to the increase in personnel costs of $1.4 million, which includes $0.6 million of increased incentive costs as we met or exceeded internal targets for the annual bonus plan approved by our Board of Directors, and, to a lesser degree, due to small increases in research and development, advertising costs and the allowance for bad debt. Stock compensation expense was $0.2 million higher in Interim 2015, due to the issuance of additional awards in the second quarter of Fiscal 2014 which resulted in incremental stock compensation expense.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million in both Interim 2015 and Interim 2014. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be representative of our quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense, net. Interest expense, net, was $1.2 million in Interim 2015, compared to $21.5 million in Interim 2014, a decrease of $20.3 million. The decrease in interest expense is primarily attributable to the redemption of all outstanding 9.5% senior secured notes in Interim 2014. In connection with the redemption of our senior secured notes, we incurred an acceleration of deferred debt issuance costs of $4.0 million and a loss on retirement of debt of $15.5 million. Interest on outstanding principal balances was $1.2 million in Interim 2015 compared to $1.8 million in Interim 2014, a decrease of $0.6 million. The decrease in interest expense is largely attributable to the reduction of the interest rate on our long term debt. Our senior secured notes, which were redeemed in Interim 2014, accrued interest at a rate of 9.5% and the interest rate on our current credit facility, whose interest rate was fixed at 3.62% during Interim 2015.
During Interim 2015, we executed the first amendment to our credit facility, which reduced our fixed portion of our LIBOR rate borrowings by 0.25%, effective July 1, 2014. With our interest rate swap contract we expect our interest rate to be fixed at approximately 3.37% and our interest expense to be approximately $1.0 million after accounting for scheduled principal reductions. Amortization of deferred debt issuance costs represents the remaining $0.1 million of interest expense in Interim 2015.
Income taxes.  We reported an income tax expense of $53 thousand in Interim 2015 from our pre-tax income of $11.6 million, compared to an income tax benefit of $2.4 million in Interim 2014 on pre-tax loss of $9.4 million, an increase of $2.5 million. During Interim 2015 and in conjunction with the amendment of our credit facility, we released $3.2 million of deferred tax liabilities for previously undistributed foreign earnings we no longer expect to repatriate. The release of the deferred tax liabilities reduced our tax expense accordingly. Without this discrete event, our tax expense would have been $3.3 million or 28.3% which is our estimated effective tax rate for fiscal year 2015. Our estimated effective tax rate before discrete events in Interim 2014 was 26.0%. The effective tax rate increased in Interim 2015 due to higher expected taxable income in the United States which previously had a taxable loss in Interim 2014 due to the refinancing of our senior secured notes.
Our anticipated annual effective tax rate of approximately 28.3% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for Interim 2015. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes,” to our unaudited consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income (loss). Our net income was $11.5 million in Interim 2015 as compared to a net loss of $6.9 million in Interim 2014, an increase of $18.4 million. The increase in net income is mostly due to the reduction of interest expense which in Interim 2014 included $19.5 million of retirement costs associated with the redemption of our 9.5% senior secured notes. In Interim 2015 we had higher gross profit of $2.8 million due to increased sales and a higher proportion of higher margin MRO/UE sales as a percentage of total revenues. Reduced interest expense and improved gross profit were offset in part by higher marketing, general and administrative and engineering expenses (including stock compensation expense) of $2.2 million and income tax expense of $2.5 million.
Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2014 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$118,125	$13,500	$28,688	$75,937	$—
Interest payments on variable rate term loan(2)	12,983	3,772	6,131	3,080	—
Operating lease obligations(3)	8,495	2,832	3,232	1,068	1,363
Obligations in settlement of the CHS Transactions(4)	567	567	—	—	—
Information technology services agreements(5)	2,641	1,811	830	—	—
Total	$142,811	$22,482	$38,881	$80,085	$1,363
__________________________________

(1)	Consists of monthly principal payments of $1,125 through March 31, 2017; increasing in April 2017 to $1,688 through maturity with a lump-sum payment of $40,500 due in April 2019.

(2)
    Consists of estimated future interest payments at an interest rate of 3.37%, based on our interest rate swap agreement through April 30, 2016 and a blended rate through maturity based on the amount of interest payments on outstanding principal that are fixed through our interest rate swap and our interest rate on LIBOR-based borrowings of 2.44% as of July 1, 2014 has been applied to any unhedged future interest payments.

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
Contingencies.  The Company is involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2014, management believes that adequate reserves have been established for any probable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below. We can give no assurances we will prevail in any of these matters.

Notice of Tax Dispute with the Canada Revenue Agency. On June 13, 2011, we received notice from the Canada Revenue Agency, which we refer to as the "Agency", advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners. During the three months ended June 30, 2014, we were informed by the Agency that they had concluded their review in our favor and would not make an assessment under Canada's General Anti Avoidance Rule.

Russia Tax Audit. Our income tax returns for the three years ended December 31, 2012 are subject to ongoing audits with the Russian tax authority.  During fiscal 2014, we were issued an assessment by the Russian tax authority for which we will file an objection. As of March 31, 2014, we have accrued $167 in our consolidated financial statements for the amount we believe to be payable to the Russian tax authority. See Note 12, “Income Taxes.”
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At June 30, 2014, we had in place standby letters of credit, bank guarantees and performance bonds totaling $13.4 million to support our various customer contracts. Our Indian subsidiary also has $4.0 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At June 30, 2014, we had $77.3 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $21.7 million, or 28% of these amounts were held in domestic accounts with various institutions and approximately $55.6 million, or 72%, of these amounts were held in accounts outside of the United States with various financial institutions.
Credit facility and senior secured notes.
See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Debt” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2.  At June 30, 2014, we had no borrowings under our revolving credit facility and $59,137 of available capacity thereunder, after taking into account the borrowing base, outstanding loan advances and letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2014, we had $118.1 million outstanding on our variable rate term loan. The first amendment of the amended and restated credit agreement requires monthly principal payments of $1.1 million through March 31, 2017. Thereafter, monthly principal payments increase to $1.7 million through the remaining term of the loan with a lump-sum payment of $40.5 million due at maturity in April 2019.
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
We believe that domestic U.S. cash flow will be able to service our future debt obligations. We adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by most of our foreign operations. As a result of this change, we will no longer accrue deferred tax liabilities in anticipation of future dividends from those foreign subsidiaries. If we were to repatriate foreign earnings, we would incur additional income tax expense. During Interim 2015, we released $3.2 million of deferred tax liabilities for previously undistributed foreign earnings that we no longer expect to repatriate.
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
Net cash provided by operating activities totaled $6.1 million for Interim 2015, compared to $6.2 million provided in Interim 2014. Net income was $11.5 million in Interim 2015, whereas Interim 2014 had net loss of $6.9 million, an increase of $18.4 million. The net loss in Interim 2014 was substantially the result of $15.5 million of call premiums paid for the redemption of our senior secured notes. This use of cash incurred with the redemption of our senior secured notes is added back to operating activities and reduced from financing activities to more accurately reflect cash provided by operations in Interim 2014.  When adjusting for the $15.5 million premium on the redemption of our senior secured notes, our net income in Interim 2015 would have represented an increase of $3.0 million. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes, and other non-cash items amounted to $0.2 million and $3.2 million in Interim 2015 and Interim 2014, respectively, a decrease of $3.0 million. The decrease in the source of cash in Interim 2015 is primarily a result of a $4.0 million acceleration of deferred debt issuance costs as a result of the redemption of our senior secured notes, which occurred in Interim 2014. The comparative decrease in the source of cash was partially offset by a comparative $0.9 million improvement in our deferred income tax balances. In Interim 2015, our assets increased representing a use of cash of $8.1 million and in Interim 2014 our assets decreased representing a source of cash of $4.6 million, a comparative decrease of $12.7 million. The decrease is primarily attributable to the timing of the collections of our outstanding accounts receivable balances. During Interim 2015, our combined balances of accrued liabilities and payables increased, representing a source of cash of $2.9 million and in Interim 2014 accrued liabilities and payables decreased, representing a use of cash $10.7 million, thereby resulting in an increase of cash provided by operating activities of $13.6 million in Interim 2015 compared to Interim 2014. The use of cash in Interim 2014 to settle outstanding obligations was due to the settlement of our $4.7 million accrued interest balance, the payout of $3.8 million in the fiscal 2013 short term incentive bonuses and a reduction of customer prepayments of $1.2 million. The comparative change in our income tax payable balance represented a comparative use of cash of $0.3 million in Interim 2015.
Net cash used in investing activities totaled $0.8 million and $0.6 million for Interim 2015 and Interim 2014, respectively. In both periods the use of cash is fully attributable to purchases of property, plant and equipment.
Net cash used in financing activities totaled $2.0 million used in Interim 2015 and $3.2 million used in Interim 2014 reflecting a decrease in the use of cash of $1.2 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $3.4 million in both periods. In Interim 2014, we paid $15.5 million in prepayment call premiums in connection with the redemption of $118.1 million of aggregate principal of our senior secured notes. The senior secured note redemption was financed by $135.0 million of credit facility borrowings, from which we incurred $1.7 million of deferred debt issuance costs. During Interim 2015 and Interim 2014, we received $0.3 million and $0.5 million from stock option exercises, respectively. In Interim 2015 we received a benefit of $1.4 million related to excess tax deductions from stock option exercises. As we did not have pre-tax income within the United States during Interim 2014, we did not receive a tax benefit in that period.
Off-Balance Sheet Arrangements
As of June 30, 2014, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 68% of our Interim 2015 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso and Japanese Yen.
During Interim 2015, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a decrease in net income of $0.4 million for Interim 2015. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in an increase in net income of $0.4 million for Interim 2015. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a decrease in net income of $28.0 thousand for Interim 2015. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in an increase in net income of $28.0 thousand for Interim 2015.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were gains of $15 thousand and $17 thousand in Interim 2015 and Interim 2014, respectively.
As of June 30, 2014, we had approximately $15.8 million in notional forward contracts to purchase U.S. Dollars in exchange for foreign currencies on a pre-determined future date.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. Dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For Interim 2015, we estimate that our sales were negatively impacted by $0.6 million as compared to foreign exchange translation rates that were in effect in Interim 2014. The negative impact was primarily attributed to the appreciation of the U.S. Dollar relative to the Canadian Dollar, offset by the depreciation of the U.S. Dollar relative to the Euro and several Asian currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. Dollars.  The balances of our foreign equity accounts are translated at their historical value.  The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effect of foreign currency translation was a gain of $4.6 million in Interim 2015, compared to a loss of $4.0 million in Interim 2014. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of miscellaneous income in the condensed consolidated statements of comprehensive income (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.69% as of June 30, 2014. During Interim 2014, we entered into an interest rate swap agreement which fixed our interest payments on outstanding principal. As a result of the amendment to our variable rate term loan, effective July 1, 2014 we expect our interest rate to be fixed at approximately 3.37% through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one month LIBOR rate on approximately $5.2 million of average outstanding principal remains unhedged as of June 30, 2014, increasing to $49.8 million for the period from May 1, 2018 to April 19, 2019. During Interim 2015, our interest rate was fixed at approximately 3.62%. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At June 30, 2014, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 2.69%, had there been any borrowings outstanding. During the three months ended June 30, 2014, we did not draw on our revolving credit facility. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.

As of June 30, 2014, we had $118.1 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.1 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Except as described above under Note 10 "Commitments and Contingencies" to our unaudited condensed financial statements included in Item 1 with respect to the conclusion of the tax dispute with the Canada Revenue Agency, there have been no other material changes from the legal proceedings previously disclosed in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2014 filed with the SEC on May 30, 2014.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2014.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 7, 2014	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.2
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between George Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.3
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.4
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.5
First Amendment to Amended and Restated Credit Agreement dated June 11, 2014 by and among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the other financial institutions and entities party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 16, 2014)

31.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements **

 __________________________________

*     Management contract and compensatory plan or arrangement.

**     Filed herewith