Form 10-Q
period 2014-12-31
Thermon Group Holdings, Inc.
filed 2015-02-04
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015, the registrant had 32,071,540 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2014

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2014	March 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,288	$72,640
Accounts receivable, net of allowance for doubtful accounts of $967 and $751 as of December 31, 2014 and March 31, 2014, respectively	66,922	52,578
Inventories, net	44,009	37,316
Costs and estimated earnings in excess of billings on uncompleted contracts	5,349	2,880
Income taxes receivable	3,309	3,310
Prepaid expenses and other current assets	5,869	5,058
Deferred income taxes	2,216	2,325
Total current assets	217,962	176,107
Property, plant and equipment, net	33,081	31,532
Goodwill	109,342	114,112
Intangible assets, net	106,774	118,917
Debt issuance costs, net	1,468	1,528
Other long term assets	297	263
Total assets	$468,924	$442,459
Liabilities
Current liabilities:
Accounts payable	$20,778	$17,066
Accrued liabilities	14,316	9,869
Current portion of long term debt	13,500	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	2,890	1,749
Income taxes payable	7,314	956
Obligations due to settle the CHS Transactions	567	567
Total current liabilities	59,365	43,707
Long-term debt, net of current maturities	97,875	108,000
Deferred income taxes	31,255	37,896
Other noncurrent liabilities	2,373	2,390
Total liabilities	190,868	191,993
Shareholders' equity
Common stock: $.001 par value; 150,000,000 authorized; 32,067,529 and 31,920,865 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	212,687	208,451
Accumulated other comprehensive loss	(23,411)	(7,880)
Retained earnings	88,748	49,863
Total shareholders’ equity	278,056	250,466
Total liabilities and shareholders' equity	$468,924	$442,459
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

Sales	$87,622	$71,465	$234,322	$209,848
Cost of sales	42,089	35,409	113,723	107,423
Gross profit	45,533	36,056	120,599	102,425
Operating expenses:
Marketing, general and administrative and engineering	19,631	15,516	57,973	49,810
Amortization of intangible assets	2,683	2,782	8,175	8,349
Income from operations	23,219	17,758	54,451	44,266
Other income/(expenses):
Interest income	138	66	365	141
Interest expense	(1,094)	(1,369)	(3,580)	(8,693)
Loss on retirement of senior secured notes	—	—	—	(15,485)
Other expense	(496)	(118)	(1,334)	(350)
Income before provision for income taxes	21,767	16,337	49,902	19,879
Income tax expense	6,164	3,754	11,017	3,662
Net income	$15,603	$12,583	$38,885	$16,217
Comprehensive income:
Net income	$15,603	$12,583	$38,885	$16,217
Foreign currency translation adjustment	(8,628)	(3,023)	(15,480)	(2,510)
Derivative valuation, net of tax	(202)	256	(51)	58
Comprehensive income	$6,773	$9,816	$23,354	$13,765
Net Income per common share:
Basic	$0.49	$0.40	$1.21	$0.51
Diluted	0.48	0.39	1.20	0.51
Weighted-average shares used in computing net income per common share:
Basic	32,066,877	31,689,887	32,014,840	31,506,745
Diluted	32,455,463	32,224,559	32,391,110	32,086,570

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Operating activities
Net income	$38,885	$16,217
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,679	10,633
Amortization of deferred debt issuance costs	350	4,454
Stock compensation expense	2,302	1,572
Deferred income taxes	(5,818)	(6,021)
Loss on retirement of senior secured notes	—	15,485
Other	1,496	—
Changes in operating assets and liabilities:
Accounts receivable	(18,223)	7,390
Inventories	(8,952)	(5,676)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,317)	(588)
Other current and noncurrent assets	(1,223)	439
Accounts payable	4,394	(1,099)
Accrued liabilities and noncurrent liabilities	5,106	(7,734)
Income taxes payable and receivable	6,408	1,492
Net cash provided by operating activities	34,087	36,564
Investing activities
Purchases of property, plant and equipment	(4,148)	(2,438)
Cash paid to settle the CHS Transactions	—	(2,055)
Net cash used in investing activities	(4,148)	(4,493)
Financing activities
Payments on senior secured notes	—	(118,145)
Proceeds from long term debt	—	135,000
Payments on long term debt	(10,125)	(10,125)
Issuance costs associated with revolving line of credit and long term debt	(290)	(1,728)
Proceeds from exercise of stock options	484	2,756
Benefit from excess tax deduction from option exercises	1,450	—
Premiums paid on redemptions	—	(15,485)
Lease financing	(156)	(17)
Net cash used in financing activities	(8,637)	(7,744)
Effect of exchange rate changes on cash and cash equivalents	(3,654)	(834)
Change in cash and cash equivalents	17,648	23,493
Cash and cash equivalents at beginning of period	72,640	43,847
Cash and cash equivalents at end of period	$90,288	$67,340

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2014. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2014 and March 31, 2014, and the results of our operations for the three and nine months ended December 31, 2014 and 2013.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2014, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2015.

Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (Topic 606), which amends the existing revenue recognition requirements and guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is not permitted. The standard will be adopted on April 1, 2017. We have not selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Business Combinations- In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-17 “Pushdown Accounting” (Topic 805).  The amendment provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The standard was adopted on November 18, 2014 and did not have an impact on our current period consolidated financial statements and related disclosures.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At December 31, 2014 and March 31, 2014, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	December 31, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$111,375	$111,375	$121,500	$121,500	Level 2 - Market Approach

At December 31, 2014 and March 31, 2014, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are intended to be offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2014 and March 31, 2014, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2014	March 31, 2014
Russian Ruble	$1,698	$772
Euro	2,672	2,386
Canadian Dollar	356	—
South Korean Won	3,623	532
Indian Rupee	—	2,574
British Pound	—	201
Mexican Peso	803	1,077
Other	1,978	636
Total notional amounts	$11,130	$8,178
The following table represents the fair value of our foreign currency forward contracts:

	December 31, 2014		March 31, 2014
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$51	$92	$35	$93
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $321 and $144 in the three months ended December 31, 2014 and 2013, respectively, and losses of $496 and $350 for the nine months ended December 31, 2014 and 2013, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $470 and $117 in the three months ended December 31, 2014 and 2013, respectively. For the nine months ended December 31, 2014 and 2013, our net foreign currency losses were $1,238 and $353, respectively.
Interest Rate Swap
In June 2013, the Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreement we pay a fixed amount and receive or make payments based on a variable rate. Effective July 1, 2013, the Company designated the interest rate swap contract as a cash flow hedge pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counter-party creditworthiness. At each reporting period our interest rate swap contract is adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2014 the fair value of the interest rate swap contract was an unrealized loss position of $57 and an unrealized gain position of $108 as of March 31, 2014. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. During the three months ended December 31, 2014, our interest rate on outstanding principal amounts was fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal on our variable rate term loan through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments on approximately $5,200 of average outstanding principal remain unhedged as of December 31, 2014, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
The following table summarizes the aggregate unrealized gain (loss) in accumulated other comprehensive loss, and the losses reclassified into earnings for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Unrealized gain (loss) at beginning of the period	$70	$(304)	$(81)	$—
Add: gain/(loss) from change in fair value of cash flow hedge	(484)	91	(918)	(418)
Less: Loss reclassified to earnings from effective hedge	(271)	(303)	(834)	(508)
Less: ineffective portion of hedge transferred to earnings	(11)	—	$(33)	—
Unrealized gain (loss) at end of the period	$(132)	$90	$(132)	$90
Transfers out of accumulated other comprehensive loss
During the three and nine months ended December 31, 2014 and 2013, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding table, which were recorded within interest expense in our statements of operations and comprehensive income.

3. Earnings and Net Income per Common Share
Basic earnings per share (“EPS”) and net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliations of the denominators used to calculate basic and diluted EPS for the three and nine months ended December 31, 2014 and 2013, respectively, are as follows:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Basic net income per common share
Net income	$15,603	$12,583	$38,885	$16,217
Weighted-average common shares outstanding	32,066,877	31,689,887	32,014,840	31,506,745
Basic net income per common share	$0.49	$0.40	$1.21	$0.51

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Diluted net income per common share
Net income	$15,603	$12,583	$38,885	$16,217
Weighted-average common shares outstanding	32,066,877	31,689,887	32,014,840	31,506,745
Common share equivalents:
Stock options	265,957	473,364	285,344	543,376
Restricted and performance stock units	122,629	61,308	90,926	36,449
Weighted average shares outstanding – dilutive (1)	32,455,463	32,224,559	32,391,110	32,086,570
Diluted net income per common share	$0.48	$0.39	$1.20	$0.51

(1) For the three months and nine months ended December 31, 2014, 48,728 and 49,193 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect. For the three and nine months ended December 31, 2013, 50,307 and 168,211 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.

4. Inventories
Inventories consisted of the following:

	December 31, 2014	March 31, 2014
Raw materials	$14,431	$12,036
Work in process	4,290	2,200
Finished goods	26,367	23,973
	45,088	38,209
Valuation reserves	(1,079)	(893)
Inventories, net	$44,009	$37,316

5. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of December 31, 2014 is as follows:

Amount
Balance as of March 31, 2014	114,112
Foreign currency translation impact	(4,770)
Balance as of December 31, 2014	$109,342
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In addition to the qualitative analysis, we also perform a quantitative analysis using the income approach. Our annual impairment test will be performed during the fourth quarter of our fiscal year. At December 31, 2014, there were no indicators of a goodwill impairment.  Goodwill is not deductible for tax purposes.
Other intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2014	Accumulated Amortization	Net Carrying Amount at December 31, 2014	Gross Carrying Amount at March 31, 2014	Accumulated Amortization	Net Carrying Amount at March 31, 2014
Trademarks	$45,181	$—	$45,181	$47,042	$—	$47,042
Developed technology	10,354	(2,466)	7,888	10,781	(2,167)	8,614
Customer relationships	96,444	(43,588)	52,856	99,578	(37,383)	62,195
Backlog	9,559	(9,559)	—	9,874	(9,874)	—
Certification	472	—	472	498	—	498
Other	1,630	(1,253)	377	1,630	(1,062)	568
Total	$163,640	$(56,866)	$106,774	$169,403	$(50,486)	$118,917

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2014	March 31, 2014
Accrued employee compensation and related expenses	$9,853	$5,043
Customer prepayment	769	1,235
Warranty reserve	359	645
Professional fees	2,024	1,250
Sales tax payable	957	707
Other	354	989
Total accrued current liabilities	$14,316	$9,869
7. Related-Party Transactions
Included in our condensed consolidated balance sheets is “Obligations due to settle the CHS Transactions,” which totaled $567 at December 31, 2014 and March 31, 2014.  These amounts represent amounts due to the Predecessor owners in final settlement of the acquisition by our former private equity sponsors of a controlling interest in us that was completed on April 30, 2010.  During the three month and nine month periods ended December 31, 2014, we made no payments to the Predecessor owners and during the three and nine month periods ended December 31, 2013, we paid $1,960 and $2,055, respectively, to the Predecessor owners. During the nine months ended December 31, 2013, we received an income tax refund from the United States Internal Revenue Service which we paid to the Predecessor owners because the refund related to tax periods in which they were in control of the Company. During the nine months ended December 31, 2013, our “Obligations due to settle the CHS Transactions” was additionally reduced by $617, of which $42 was withheld for professional fees incurred by the Company in connection with a concluded audit by the United States Internal Revenue Service, and the remaining $575 was determined not to be payable to the Predecessor owners of the Company. At December 31, 2014, the remaining $567 outstanding represents encumbered cash to be released as letters of credit expire.
8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,862 at December 31, 2014). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at December 31, 2014 or March 31, 2014.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,263 at December 31, 2014). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at December 31, 2014 or March 31, 2014.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $265 at December 31, 2014). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at December 31, 2014 or March 31, 2014.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $375 at December 31, 2014).  No amounts were outstanding under this facility at December 31, 2014 or March 31, 2014.
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at either December 31, 2014 or March 31, 2014.
9. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2014	March 31, 2014
Variable Rate Term Loan, due April 2019	$111,375	$121,500
Less current portion	(13,500)	(13,500)
	$97,875	$108,000

Revolving Credit Facility and Senior Secured Debt
Credit facility. On June 11, 2014, we entered into the first amendment (the "Amendment") to our amended and restated credit agreement, executed April 19, 2013. The Amendment extended the maturity date of our variable rate secured term loan and $60,000 senior secured revolving credit facility, which we refer to collectively as our "credit facility," through April 19, 2019. Under the Amendment, the fixed portion of our borrowing rate, which is dictated by our leverage ratio, was reduced by 0.25% and our fee on undrawn amounts on our senior secured revolving credit facility was reduced by 0.05%.These rate reductions became effective July 1, 2014 and June 11, 2014, respectively. The Amendment also changed the maximum leverage ratio permitted for each fiscal quarter ending on and after March 31, 2015 from 2.25 to 1.0 to 2.75 to 1.0.
Under our credit facility, in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2019. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.3% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At December 31, 2014, we had no outstanding borrowings under our senior secured revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been 2.19%. As of December 31, 2014, we had $59,137 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of December 31, 2014, our interest rate was 2.19%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due in April 2019.
Senior secured notes and refinancing under a term loan. During the nine months ended December 31, 2014, in connection with the Amendment, we incurred $290 of fees, which we have deferred and will recognize as interest expense over the life of the term loan. On May 20, 2013, we utilized the proceeds from our variable rate secured term loan to redeem the remaining $118,145 of aggregate principal amount outstanding of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15,485 in call premiums and expensed the remaining $4,010 of associated deferred debt issuance costs.
Interest rate swap. In June 2013, the Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreement, we pay a fixed amount and receive payments based on a variable interest rate. During the three months ended December 31, 2014, our interest rate on outstanding principal amounts was fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5,200 of average outstanding principal remain unhedged as of December 31, 2014, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of December 31, 2014, we were in compliance with all restrictive covenants of the credit facility.
10. Commitments and Contingencies
At December 31, 2014, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $16,234. Of this amount, $1,380 is secured by cash deposits at the Company’s financial institutions and an additional $863 represents a reduction of the available amount of the Company's short and long term revolving lines of credit.  Included in prepaid expenses and other current assets at December 31, 2014 and March 31, 2014 was approximately $1,380 and $1,307, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $4,626 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
The Company is involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2014, management believes that adequate reserves have been established for any probable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below. We can give no assurances we will prevail in any of these matters.
Notice of Tax Dispute with Canada Revenue Agency. In June 2011, we received notice from the Canada Revenue Agency advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners. In June 2014, we were informed by the Canada Revenue Agency that they had concluded their review in the Company's favor and would not make an assessment under Canada's General Anti Avoidance Rule.

Russia Tax Audit. Our income tax returns for the three years ended December 31, 2012 were subject to ongoing audits with the Russian tax authority.  During the nine months ended December 31, 2014, we concluded the audits with a settlement of approximately $140 to the Russian tax authority.

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
At December 31, 2014, there were 475,895 options outstanding.  For the three months ended December 31, 2014 and 2013, stock compensation expense was $930 and $663, respectively, and $2,302 and $1,572 for the nine months ended December 31, 2014 and 2013, respectively.
During the nine months ended December 31, 2014, 93,562 restricted stock units were granted to certain of our employees, 7,945 fully vested shares of common stock were issued to our directors, and a target amount of 46,530 performance stock units were granted to certain members of our senior management. The closing price on the date of the grants ranged from $24.07 to $25.89.
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

We have established a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $385. During the three and nine months ended December 31, 2014, 3,997 and 7,945 fully vested common shares were issued to our directors which had grant date fair values of $96 and $192, respectively. The grant date fair values were determined by the closing price of our common stock on the date of issuance. The fair value of the awards will be expensed on each issuance date.
The performance stock units issued to certain members of our senior management had a total grant date fair value of $1,189. The performance indicator for these stock awards is based on the market performance of our stock price, from the date of grant through March 31, 2017, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market based, we use a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn all or a portion of the performance stock units ranges from the date of grant through March 31, 2015, March 31, 2016 or March 31, 2017. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the market condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 93,060 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.
12. Income Taxes
For the nine month periods ended December 31, 2014 and 2013, the Company recorded tax expense of $11,017 on pre-tax income of $49,902 and tax expense of $3,662 on pre-tax income of $19,879, respectively. During the nine months ended December 31, 2014, the Company released a deferred tax liability of $3,224 for taxes accrued on previously undistributed foreign earnings that are no longer expected to be repatriated. For the nine months ended December 31, 2013, our effective tax rate was 18.4%, after accounting for discrete events including the benefit of $1,047 for the release of a liability for uncertain tax positions and $575 related to the reduction of previously estimated tax benefits that were determined not to be payable to our Predecessor owners. Our anticipated annual effective tax rate before discrete events is approximately 28.5% and has been applied to our consolidated pre-tax income for the nine months ended December 31, 2014 and for the nine months ended December 31, 2013, our tax provision reflected an annual effective tax rate before discrete events of 26.1%.
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
As of December 31, 2014, we have established a long-term liability for uncertain tax positions in the amount of $733. The Company recognizes related accrued interest and penalties as income tax expense and has accrued $46 for the nine months ended December 31, 2014.

As of December 31, 2014, the tax years 2006 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject, except for the United States federal income tax returns, where the federal income tax returns for fiscal 2012 and 2013 remain open.
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

Total sales and income from operations classified by major geographic area in which the Company operates are as follows:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Sales by geographic area:
United States	$35,304	$22,921	$84,044	$67,759
Canada	29,088	23,282	79,133	74,450
Europe	14,316	16,824	43,968	44,317
Asia	8,914	8,438	27,177	23,322
	$87,622	$71,465	$234,322	$209,848
Income from operations:
United States	$9,364	$5,306	$18,272	$9,645
Canada	11,021	8,716	28,365	26,616
Europe	2,789	3,453	6,121	7,138
Asia	1,287	1,239	5,020	3,381
Unallocated:
Stock compensation	(930)	(663)	(2,302)	(1,572)
Public company costs	(312)	(293)	(1,025)	(942)
	$23,219	$17,758	$54,451	$44,266

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2014 and 2013 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2014 and 2013 as Interim 2015 and Interim 2014, respectively, and the nine month periods ended December 31, 2014 and 2013 as YTD 2015 and YTD 2014, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results and outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year and (x) our expectations regarding anticipated benefits from the previous and anticipated future expansions of our principal manufacturing facilities in San Marcos, Texas.

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

Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2015 and YTD 2014, approximately 64% and 68% of our revenues were generated outside of the United States, respectively.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2014 was $96.8 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers’ delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Greenfield	33%	24%	38%	35%
MRO/UE	67%	76%	62%	65%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. For Interim 2015 and 2014, MRO/UE sales comprised approximately 67% and 76% of our consolidated revenues, respectively. Although MRO/UE revenue as a percentage of overall revenue declined in both Interim 2015 and YTD 2015 periods, total MRO/UE revenue grew during both periods relative to the corresponding periods of the prior fiscal year. We attribute MRO/UE growth to our established installed base of customers especially with regard to mid-sized upgrade and expansion projects.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to and during the winter season.

Results of Operations (Three-month periods ended December 31, 2014 and 2013)
The following table sets forth our consolidated statements of operations data for the three months ended December 31, 2014 and 2013 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/ (Decrease)
	(dollars in thousands)
	2014	2013	$	%
Consolidated Statements of Operations Data:
Sales	$87,622	$71,465	$16,157	23%
Cost of sales	42,089	35,409	6,680	19%
Gross profit	$45,533	$36,056	$9,477	26%
Gross margin %	52.0%	50.5%
Operating expenses:
Marketing, general and administrative and engineering	$18,701	$14,853	$3,848	26%
Stock compensation expense	930	663	267	40%
Amortization of intangible assets	2,683	2,782	(99)	(4)%
Income from operations	$23,219	$17,758	$5,461	31%
Interest expense, net:
Interest income	138	66	72	109%
Interest expense	(978)	(1,246)	268	(22)%
Amortization of debt costs	(116)	(123)	7	(6)%
Interest expense, net	(956)	(1,303)	347	(27)%
Other expense	(496)	(118)	(378)	320%
Income before provision for income taxes	$21,767	$16,337	$5,430	33%
Income tax expense	6,164	3,754	2,410	64%
Net income	$15,603	$12,583	$3,020	24%
Three Months Ended December 31, 2014 (“Interim 2015”) Compared to the Three Months Ended December 31, 2013 (“Interim 2014”)
Revenues. Revenues for Interim 2015 were $87.6 million compared to $71.5 million in Interim 2014, an increase of $16.1 million or 23%. Our MRO/UE revenue in Interim 2015 increased $4.3 million or 8% over Interim 2014, and Greenfield revenue increased $11.8 million or 70% over the same period. Our increased sales in MRO/UE reflects the continued activity of our customers in both petroleum and chemical markets as they engage in sizable upgrade and expansion of existing facilities, increased demand due to the onset of harsh weather in certain geographic regions, in addition to our growing global installed base. Our growth in Greenfield revenue was concentrated in North America where we continue to see increased activity in the United States and ongoing demand in the Canadian Oil Sands region as described further below. During Interim 2015, MRO/UE revenue represented 67% of total revenue and Greenfield revenue contributed 33% of total revenue, whereas in Interim 2014, MRO/UE revenue represented 76% of total revenue and Greenfield revenue represented 24% of total revenue.
In Interim 2015, revenues grew $12.4 million in the United States and $5.8 million in Canada as compared to Interim 2014. The increase in demand within the United States is largely attributable to investments in the petroleum and chemical markets, which have increased their use of natural gas as feedstock which, in turn, has necessitated additional heat tracing. In Canada, revenue growth was driven by continued demand in the Oil Sands region, where we are experiencing a larger volume of smaller Greenfield projects, as well as increased sales to some of our primary distributors. Revenues grew $0.5 million in Asia due to increased Greenfield activity. In Europe we experienced a revenue decline of $2.5 million as compared to Interim 2014 due to weakening macro-economic conditions across the region, decreased demand in Russia as a result of international sanctions, as well as the depreciation of European currencies relative to the U.S. dollar.
Foreign currency losses negatively impacted revenues by $4.4 million or 5% in Interim 2015 based on the difference in the weighted-average foreign exchange rates in effect during Interim 2015 and Interim 2014. The foreign currency impact on revenues was attributable to the depreciation of the Canadian dollar, the Euro and the Russian Ruble relative to the US dollar.
Gross profit and margin. Gross profit totaled $45.5 million in Interim 2015 compared to $36.1 million in Interim 2014, an increase of $9.4 million or 26%. The increase in gross profit is due to increased overall sales as well as improved gross margins which were 52.0% in Interim 2015 as compared to 50.5% in Interim 2014. The gross margin improvement is due largely to a favorable sales mix, especially related to sales of our manufactured products which typically contribute higher margins than products we outsource from third party manufacturers. Our gross margins were also improved from operating efficiencies at our new and expanded manufacturing facilities in San Marcos, Texas.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (excluding stock compensation expense) were $18.7 million for Interim 2015, compared to $14.9 million in Interim 2014, an increase of $3.8 million or 26%. Marketing, general and administrative and engineering costs (excluding stock compensation expense) were 21.3% of total revenues in Interim 2015 as compared to 20.8% in Interim 2014. The primary driver of the increase is due to our incentive bonus expense, which increased $3.0 million. In Interim 2015, we exceeded our internal targets established by our Board of Directors, whereas in Interim 2014 we did not meet our established targets. Our base personnel wages and benefits increased $0.8 million in Interim 2015 due to additional hires of sales and engineering personnel. Stock compensation expense increased by $0.3 million in Interim 2015 from $0.7 million in Interim 2014 due to the issuance of additional equity awards in Fiscal 2015, which generated incremental stock compensation expense.
Amortization of intangible assets. Amortization of intangible assets was $2.7 million in Interim 2015 compared to $2.8 million in Interim 2014, a decrease of $0.1 million. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be representative of our quarterly expense for amortization of intangible assets for the foreseeable future.
Interest expense, net. Interest expense, net, was $1.0 million in Interim 2015, compared to $1.3 million in Interim 2014, a decrease of $0.3 million. The decrease in interest expense is due both to a $13.5 million reduction of principal on the outstanding balance of our senior secured debt as well as a reduction of our interest rate of 0.50%. The reduction in our interest rate is due to the amendment of the senior secured credit agreement as well as an improvement of leverage ratio, which determines the fixed portion of our interest rate. Based on the terms on our interest rate swap, our interest rate was fixed at 3.12% during Interim 2015. Our anticipated quarterly interest expense on outstanding principal is approximately $0.9 million through the remainder of the fiscal year.
Other expense. We incurred $0.5 million and $0.1 million of other expense in Interim 2015 and Interim 2014, respectively, an increase of $0.4 million. In both periods, other expense was primarily attributable to foreign currency transaction losses and losses on our foreign currency forward contracts. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $6.2 million in Interim 2015 from our pre-tax income of $21.8 million, compared to an income tax expense of $3.8 million in Interim 2014 on pre-tax income of $16.3 million, an increase of $2.4 million. Our effective tax rate after discrete events in Interim 2015 and Interim 2014 was 28.3% and 23.0%, respectively. In Interim 2014, we recorded an income tax benefit of $0.6 million for the reduction of previously estimated benefits that were determined not to be payable to our Predecessor owners. Excluding this discrete event, our effective tax rate would have been 26.1%. The effective tax rate before discrete events increased in Interim 2015 due to higher expected taxable income in the United States.
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

Net income. Our net income was $15.6 million in Interim 2015 as compared to net income of $12.6 million in Interim 2014, an increase of $3.0 million or 24%. The increase in net income is mostly due to our increased gross profit of $9.4 million as a result of increased sales and our improved gross margin percentage. This increase was partially offset by a $3.8 million increase in marketing, general and administrative and engineering expense attributable to our increased personnel costs and an increase in income tax expense of $2.4 million. Our income tax expense increased due to increased pre-tax net income, a $0.6 million discrete income tax benefit in Interim 2014, as well as an increased effective taxes rate before discrete events. Our loss on foreign currency transactions increased $0.4 million and our stock compensation expense increased $0.3 million due to increased equity awards issued during Fiscal 2015. Interest expense declined $0.3 million due to scheduled principal reductions on our variable rate term loan and a reduction in our interest rate.
Results of Operations (Nine-month periods ended December 31, 2014 and 2013)
The following table sets forth our consolidated statements of operations data for the nine months ended December 31, 2014 and 2013 and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/ (Decrease)
	(dollars in thousands)
	2014	2013	$	%
Consolidated Statements of Operations Data:
Sales	$234,322	$209,848	$24,474	12%
Cost of sales	113,723	107,423	6,300	6%
Gross profit	$120,599	$102,425	$18,174	18%
Gross margin %	51.5%	48.8%
Operating expenses:
Marketing, general and administrative and engineering	$55,671	$48,238	$7,433	15%
Stock compensation expense	2,302	1,572	730	46%
Amortization of intangible assets	8,175	8,349	(174)	(2)%
Income from operations	$54,451	$44,266	$10,185	23%
Interest expense, net (1):
Interest income	365	141	224	159%
Interest expense	(3,227)	(4,228)	1,001	(24)%
Acceleration of unamortized debt cost	—	(4,010)	4,010	(100)%
Loss on retirement of debt	—	(15,485)	15,485	(100)%
Amortization of debt costs	(353)	(455)	102	(22)%
Interest expense, net	(3,215)	(24,037)	20,822	(87)%
Other expense	(1,334)	(350)	(984)	281%
Income before provision for income taxes	$49,902	$19,879	$30,023	151%
Income tax expense	11,017	3,662	7,355	201%
Net income	$38,885	$16,217	$22,668	140%
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
Nine Months Ended December 31, 2014 (“YTD 2015”) Compared to the Nine Months Ended December 31, 2013 (“YTD 2014”)
Revenues. Revenues for YTD 2015 were $234.3 million, compared to $209.8 million for YTD 2014, an increase of $24.5 million or 12%. Our MRO/UE revenue in YTD 2015 increased $7.9 million or 6% over YTD 2014, and Greenfield revenue increased $16.6 million or 23% over the same period. The increase in our Greenfield revenue in YTD 2015 was offset in part by the reduction of revenues from a large project in Canada that is in the final stages of completion. On a standalone basis, this project accounted for a $13.2 million reduction of revenue between YTD 2014 and YTD 2015. Excluding the impact of this project, Greenfield revenue increased $29.8 million or 59% during the same period. Our increased sales in MRO/UE reflects the continued activity of our customers in both petroleum and chemical markets as they engage in sizable upgrade and expansion of existing facilities, increased demand due to the onset of harsh weather in certain geographies, and our growing global installed base. Greenfield revenue has increased due to a larger volume of smaller Greenfield projects particularly in North America. During YTD 2015 and YTD 2014, MRO/UE revenue represented 62% and 65% of total revenues, respectively, and Greenfield revenues contributed 38% and 35% of total revenues in YTD 2015 and YTD 2014, respectively.
During YTD 2015, revenues grew in all geographic regions as compared to YTD 2014, with the exception of Europe which has been adversely affected by foreign currency exchange rate fluctuations and weaker macroeconomic conditions. In the United States revenues grew in YTD 2015 by $16.3 million as compared to YTD 2014. The increase in demand within the United States is largely attributable to investments in the petroleum and chemical markets, which have increased their use of natural gas as feedstock which, in turn, has necessitated additional heat tracing. Despite the $13.2 million dollar reduction of revenue from a large Greenfield project that is in its final stages of completion, YTD 2015 revenues grew in Canada by $4.7 million. The growth in Canada was driven by increased demand for small to mid-sized Greenfield projects concentrated in the Oil Sands region. Revenues in Asia increased by $3.9 million, in YTD 2015 as compared to YTD 2014 due to increased Greenfield activity across multiple industry sectors. European revenues declined $0.3 million, which includes a $0.8 million unfavorable foreign currency impact caused by the depreciation of several European currencies relative to the U.S. dollar.
Foreign currency losses negatively impacted revenues by $6.5 million in YTD 2015 based on the difference in the weighted-average foreign exchange rates in effect during YTD 2015 and YTD 2014. The foreign currency impact on revenues was primarily attributable to the depreciation of the Canadian Dollar and multiple European currencies relative to the U.S. dollar.
Gross profit and margin. Gross profit totaled $120.6 million in YTD 2015, compared to $102.4 million in YTD 2014, an increase of $18.2 million or 18%, which is attributable to improved gross margins which increased to 51.5% in YTD 2015 from 48.8% in YTD 2014, as well as increased overall revenue in YTD 2015.  The gross margin improvement is attributable to increased sales of our manufactured products as a percentage of total revenues. Our gross margins were also improved from operating efficiencies at our new and expanded manufacturing facilities in San Marcos, Texas.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (excluding stock compensation expense) were $55.7 million in YTD 2015, compared to $48.2 million in YTD 2014, an increase of $7.5 million or 15%. As a percentage of total revenue, marketing, general and administrative and engineering costs (excluding stock compensation expense) were 23.8% and 23.0% in YTD 2015 and YTD 2014, respectively. The increase of expense is primarily attributable to increased personnel wages and benefits costs in YTD 2015 of $7.0 million. Our base salaries and benefits increased $3.1 million due to additional hires of sales and engineering personnel, and incentive expense increased $3.9 million as we met or exceeded internal targets for the annual bonus plan in YTD 2015 that were not met in YTD 2014. Stock compensation expense increased $0.7 million in YTD 2015 from $1.6 million in YTD 2014 due to additional equity awards granted in YTD 2015, which generated incremental stock compensation expense.
Amortization of intangible assets. Amortization of intangible assets was $8.2 million and $8.3 million in YTD 2015 and YTD 2014, respectively. Intangible asset amortization is subject to foreign currency translation adjustments.  We expect these amounts to be in line with our estimated expense for amortization of intangible assets for the foreseeable future.
Interest expense. Interest expense, net, was $3.2 million in YTD 2015, compared to $24.0 million in YTD 2014, a decrease of $20.8 million. In YTD 2014, we redeemed all $118.1 million of the outstanding aggregate principal amount of our 9.5% senior secured notes. In connection with the redemption, we incurred accelerated amortization of deferred debt issuance costs of $4.0 million and a loss on retirement of debt of $15.5 million, related to call premiums paid in connection with the redemption, both of which are included in interest expense, net. Interest expense on outstanding principal was $3.2 million and $4.2 million in YTD 2015 and YTD 2014, respectively. The decrease of interest expense on outstanding principal is due both to a $13.5 million reduction of principal on the outstanding balance of our senior secured debt in addition to a reduction of our interest rate. During YTD 2015, our interest rate on our secured term loan facility ranged from 3.12% to 3.62% whereas in YTD 2014 the interest rate was 3.62% for the duration of the period. Based on the terms of our interest rate swap, we anticipate our interest rate on outstanding principal payments to remain fixed at 3.12% through April 2016.
Other expense. Other expense was $1.3 million in YTD 2015 compared to other expense of $0.4 million in YTD 2014, an increase of $0.9 million. In YTD 2015 and YTD 2014, other expense was primarily comprised of losses from our foreign exchange transactions and losses on our foreign currency forward contracts. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  We reported income tax expense of $11.0 million in YTD 2015 on our pre-tax income of $49.9 million compared to an income tax expense of $3.7 million on our pre-tax net income of $19.9 million, an increase of $7.3 million. Our effective tax rates after discrete events were 22.1% and 18.4% in YTD 2015 and YTD 2014, respectively. During YTD 2015, we recorded an income tax benefit of $3.2 million related to the release of a deferred tax liability for undistributed foreign earnings that we no longer expect to repatriate. During YTD 2014, we concluded an income tax audit in the United States and, as a result, released certain liabilities for uncertain tax positions in the amount of $1.0 million, and also released an income tax accrual of $0.6 million, which was determined not to be payable to our Predecessor owners. Excluding these discrete tax benefits, our effective tax rates in YTD 2015 and YTD 2014 would have been 28.5% and 26.1%, respectively. The decrease in income tax expense from YTD 2014 is also attributable to our lower pre-tax net income in YTD 2014. The effective tax rate before discrete events in YTD 2015 increased due to higher expected taxable income in the United States. Our anticipated annual effective tax rate of approximately 28.5% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for YTD 2015. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 12, “Income Taxes”, to our unaudited consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income was $38.9 million in YTD 2015 as compared to $16.2 million in YTD 2014, an increase of $22.7 million. In YTD 2015, interest expense, net decreased $20.8 million, which was primarily attributable to the accelerated amortization of debt issuance costs and the loss on retirement of debt related to the redemption of our senior secured notes we recognized in YTD 2014, which reduced net income in YTD 2014 by $19.5 million. Also contributing to the increase in YTD 2015 net income was an $18.2 million increase in gross profit, offset in part by increases in marketing, general and administrative and engineering expenses (including stock compensation expense) of $8.2 million, due to increased personnel costs and incremental stock compensation expense, increased losses on foreign currency transactions of $0.9 million and increased income tax expense of $7.3 million, due to increased pre-tax net income.
Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$111,375	$13,500	$32,062	$65,813	$—
Interest payments on variable rate term loan(2)	10,073	3,291	5,159	1,623	—
Operating lease obligations(3)	8,585	2,742	3,279	1,234	1,330
Obligations in settlement of the CHS Transactions(4)	567	567	—	—	—
Information technology services agreements(5)	1,931	1,187	698	46	—
Total	$132,531	$21,287	$41,198	$68,716	$1,330
__________________________________

(1)	Consists of monthly principal payments of $1,125 through March 31, 2017; increasing in April 2017 to $1,688 through maturity with a lump-sum payment of $40,500 due in April 2019.

(2)
    Consists of estimated future interest payments at an interest rate of 3.12%, based on our interest rate swap agreement through April 30, 2016 and a blended rate through maturity based on the amount of interest payments on outstanding principal that are fixed through our interest rate swap and our interest rate on LIBOR-based borrowings of 2.19% as of December 31, 2014 has been applied to any unhedged future interest payments.

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
Contingencies.  The Company is involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2014, management believes that adequate reserves have been established for any probable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below. We can give no assurances we will prevail in any of these matters.
Notice of Tax Dispute with the Canada Revenue Agency. In June 2011, we received notice from the Canada Revenue Agency advising us that they disagree with the tax treatment we proposed with respect to certain asset transfers that were completed in August 2007 by our Predecessor owners. In June 2014, we were informed by the Canada Revenue Agency that they had concluded their review in the Company's favor and would not make an assessment under Canada's General Anti Avoidance Rule.

Russia Tax Audit. Our income tax returns for the three years ended December 31, 2012 were subject to ongoing audits with the Russian tax authority.  During the nine months ended December 31, 2014, we concluded the audits with a settlement payment of approximately $0.1 million to the Russian tax authority.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At December 31, 2014, we had in place standby letters of credit, bank guarantees and performance bonds totaling $16.2 million to support our various customer contracts. Our Indian subsidiary also has $4.6 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At December 31, 2014, we had $90.3 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $33.5 million, or 37%, of these amounts were held in domestic accounts with various institutions and approximately $56.8 million, or 63%, of these amounts were held in accounts outside of the United States with various financial institutions.
Credit facility and senior secured notes. See Note 9, “Long-Term Debt—Revolving Credit Facility and Senior Secured Debt” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2.  At December 31, 2014, we had no borrowings under our revolving credit facility and $59.1 million of available capacity thereunder, after taking into account the borrowing base, outstanding loan advances and letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of December 31, 2014, we had $111.4 million outstanding on our variable rate term loan. The first amendment of the amended and restated credit agreement requires monthly principal payments of $1.1 million through March 31, 2017. Thereafter, monthly principal payments increase to $1.7 million through the remaining term of the loan with a lump-sum payment of $40.5 million due at maturity in April 2019.

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
We believe that domestic U.S. cash flow will be sufficient to service our future debt obligations. We have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by most of our foreign operations. As a result of this change in tax position, we do not accrue deferred tax liabilities in anticipation of future dividends from those foreign subsidiaries. If we were to repatriate foreign earnings, we would incur additional income tax expense. During YTD 2015, we released $3.2 million of deferred tax liabilities for previously undistributed foreign earnings that we no longer expect to repatriate.
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
Net cash provided by operating activities totaled $34.1 million for YTD 2015, compared to $36.6 million provided in YTD 2014. Net income was $38.9 million in YTD 2015, whereas YTD 2014 had net income of $16.2 million, an increase of $22.7 million. The lower net income in YTD 2014 was substantially the result of $15.5 million of call premiums paid for the redemption of our senior secured notes. This use of cash incurred with the redemption of our senior secured notes is added back to operating activities and reduced from financing activities to more accurately reflect cash provided by operations in YTD 2014.
Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes, and other non-cash items amounted to $7.5 million and $10.6 million in YTD 2015 and YTD 2014, respectively, a decrease of $3.1 million. The decrease in the source of cash in YTD 2015 is primarily a result of $4.0 million in accelerated amortization of deferred debt issuance costs as a result of the redemption of our senior secured notes in YTD 2014, which was reported as a source of cash. This was partially offset by incremental stock compensation expense of $0.7 million and a $0.2 million improvement in the change in our deferred tax positions.
In YTD 2015, our assets including accounts receivable and inventory increased $27.2 million representing a use of cash. In YTD 2014, accounts receivable and inventory decreased $1.7 million representing a source of cash. The comparative increase in assets of $28.9 million between YTD 2015 and YTD 2014 reflects higher amounts of accounts receivable due mostly to increased quarterly revenue of $16.2 million as well as timing of the collections from our customers. Additionally, there was a comparative increase of $3.3 million in cash used to purchase increased inventory levels in order to be able to provide faster delivery times to our customers. Cost and estimated earnings in excess of billings and other current and non-current assets represented a use of cash of $2.5 million in YTD 2015 compared to a use of cash of $0.1 million in YTD 2014. The $2.6 million increase in the use of cash in YTD 2015 is due mostly to the timing of our billings on our construction contracts, whose revenue has increased in YTD 2015 as compared to YTD 2014.
During YTD 2015, our combined balances of accrued liabilities and payables increased, representing a source of cash of $9.5 million. In YTD 2014 accrued liabilities and payables decreased, representing a use of cash $8.8 million, thereby resulting in an increase of cash provided by operating activities of $18.3 million in YTD 2015 compared to YTD 2014. The cash provided in YTD 2015 mostly relates to $4.4 million in accounts payable associated with our increased inventory and $5.0 million related to an increase in accrued employee incentive costs, as we met or exceeded internal financial targets for the annual bonus plan which were not met in YTD 2014. The use of cash in YTD 2014 related to the settlement of $4.7 million of accrued interest payable on our senior secured notes in April 2013, a reduction of our accrued employee incentive costs of $2.1 million as well as well as increased accounts payable attributed to our increased levels of inventory.
Net cash used in investing activities totaled $4.1 million and $4.5 million for YTD 2015 and YTD 2014, respectively. In YTD 2015 and YTD 2014 we purchased $4.1 million and $2.4 million, respectively, of property, plant and equipment. The $1.7 million increase in the purchase of property, plant and equipment is solely related to costs incurred for the expansion of our tubing bundle and warehouse facilities, located in San Marcos, Texas, where we have spent $2.4 million in YTD 2015 toward the completion of these facilities. In YTD 2014, we paid $2.1 million to our Predecessor owners, primarily related to an income tax refund attributed to a tax period when they were in control of the Company.
Net cash used in financing activities totaled $8.6 million used in YTD 2015 and $7.7 million used in YTD 2014 reflecting an increase in the use of cash of $0.9 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $10.1 million in both periods. In YTD 2014, we paid $15.5 million in prepayment call premiums in connection with the redemption of $118.1 million of aggregate principal of our senior secured notes. The senior secured note redemption was financed by $135.0 million of credit facility borrowings, from which we incurred $1.7 million of deferred debt issuance costs. During YTD 2015 and YTD 2014, we received $0.5 million and $2.8 million from stock option exercises, respectively. In YTD 2015, we received a benefit of $1.5 million related to excess tax deductions from stock option exercises. As we did not have pre-tax income within the United States during YTD 2014, we did not receive a tax benefit in that period.
Off-Balance Sheet Arrangements
As of December 31, 2014, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 64% of our YTD 2015 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products outside their geography, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen and Brazilian Real.
During YTD 2015, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a decrease in net income of $1.8 million for YTD 2015. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in an increase in net income of $1.8 million for YTD 2015. A 10% appreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $0.3 million for YTD 2015. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $0.3 million for YTD 2015.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $1.2 million and $0.4 million in YTD 2015 and YTD 2014, respectively.

As of December 31, 2014, we had approximately $11.1 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2015, we estimate that our sales were negatively impacted by $6.5 million when compared to foreign exchange translation rates that were in effect in YTD 2014. The negative impact was primarily attributed to the appreciation of the U.S. dollar relative to the Canadian Dollar and multiple European currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effect of foreign currency translation were losses of $15.5 million and $2.5 million in YTD 2015 and YTD 2014, respectively. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.19% as of December 31, 2014. In June 2013, we entered into an interest rate swap agreement which fixed our interest payments on outstanding principal. As a result of the amendment to our variable rate term loan and an improved leverage ratio, effective October 1, 2014, our interest rate has been fixed at approximately 3.12% through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5.2 million of average outstanding principal remain unhedged as of December 31, 2014, increasing to $49.8 million for the period from May 1, 2018 to April 19, 2019. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At December 31, 2014, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 2.19%, had there been any borrowings outstanding. During the nine months ended December 31, 2014, we did not draw on our revolving credit facility. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of December 31, 2014, we had $111.4 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.1 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Except as described above under Note 10 “Commitments and Contingencies” to our unaudited condensed financial statements included in Part 1, Item 1, of this quarterly report with respect to the conclusion of the tax dispute with the Canada Revenue Agency and the Russia tax audit, there have been no other material changes from the legal proceedings previously disclosed in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2014 filed with the SEC on May 30, 2014.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the nine months ended December 31, 2014.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 4, 2015	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements *

 __________________________________

*    Filed herewith