Form 10-K
period 2015-03-31
Thermon Group Holdings, Inc.
filed 2015-06-01
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2014 was $768,652,516 based on the closing price of $24.42 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 26, 2015, the registrant had 32,090,640 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2015

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; and(ix) our belief in the sufficiency of our cash flows to meet our needs for the next year.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (ix) a material disruption at any of our manufacturing facilities; (x) our dependence on subcontractors and suppliers; (xi) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xii) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xiii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xiv) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to “we”, “our”, “us” or the “Company” mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year ( e.g. “fiscal 2015”, “fiscal 2014” and “fiscal 2013” mean the Company's fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively). We are a holding company that conducts all of our business through our subsidiaries. Our common stock is listed on the New York Stock Exchange under the symbol “THR”.

ITEM 1. BUSINESS

Business Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For 61 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction, or "EPC", companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2015, approximately 63% of our revenues were generated outside of the United States. Recently, we have begun to execute a strategy to acquire products and businesses that offer complementary products and services to our core thermal solution offerings.

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

Our customers' need for MRO/UE solutions provides us with an attractive recurring revenue stream. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 59% of our revenues for fiscal 2015 were derived from such MRO/UE activities.

Beginning in April 2015, we expanded our product offerings beyond our core heat tracing products and now offer temporary electrical power distribution products through our Sumac product line. Sumac products are sold in many of the same markets as our thermal solution offerings, which we believe will provide an attractive complementary offering to our customers that engage in new facility construction as well as maintenance, turnaround and expansion activities.

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

Company History

Thermon Manufacturing Company, historically our principal operating subsidiary, was founded as a partnership in October 1954 and later incorporated in Texas in 1960. At that time, our primary product was a thermally conductive heat transfer compound invented by our founder, Richard Burdick. Under Mr. Burdick's leadership, we experienced steady growth by diversifying our products and expanding our geographic reach. Mr. Burdick and his family maintained a controlling interest in us until August 2007, when the controlling interest was sold to an affiliate of the Audax Group private equity firm in the Audax Transaction. During Audax's tenure as our majority owner, we positioned ourselves to take advantage of rising demand in the energy end market and secured significant capital projects. Over the last eight years, our management team has focused on significant organic growth opportunities, particularly in high growth markets such as the Canadian oil sands region, the U.S. gulf coast and Russia.

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

Recently, we have begun executing on a strategy to grow our Company through the acquisition of businesses that are either already in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp CC ("Unitemp") located in Cape Town, South Africa in a $3.9 million (based on the South African to U.S. Dollar exchange rate on March 2, 2015) cash transaction. Unitemp had previously been a valued distributor of Thermon's thermal solutions for the South African market. In addition, Unitemp offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa. On April 1, 2015, we acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for approximately $16.8 million (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) in cash and potential contingent cash consideration. Sumac based in Fort McMurray, Alberta, Canada is a designer and fabricator of temporary electrical power distribution equipment that is used in hazardous-location and general purpose areas within industrial facilities.

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

·
Chemical Processing. Heat tracing is required for temperature maintenance and freeze protection in a variety of chemical processing applications. Factors that may impact heat tracing demand in chemicals end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance. A&M estimated in 2012 that the chemicals end market accounted for approximately 10% of the total market for electric heat tracing in 2012, or approximately $123 million.

·
Power Generation. Heat tracing is required in high-temperature processes, freeze protection and environmental regulation compliance in coal and gas facilities and for safety injection systems in nuclear facilities. An important driver of demand for heat tracing solutions for power generation is increasing demand for electricity worldwide. A&M estimated in 2012 that the power generation end market accounted for approximately 20% of the total market for electric heat tracing in 2012, or approximately $243 million. The U.S. Energy Information Administration, or "EIA", projects that global net electricity generation will increase 24% between 2013 and 2040. We believe capital spending on new and existing power generation infrastructure will be required to meet this demand.

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

Segments

We operate in one reportable segment, thermal engineered solutions. We have further defined our reportable segment based on four geographic countries or regions; United States, Canada, Europe and Asia. See Note 16, “Geographic Information” to our consolidated financial statements for fiscal 2015 contained elsewhere in this annual report for geographic financial data relating to our business.

Products and Services

Our products include a wide range of electric heat tracing cables, steam tracing components, tubing bundles, and instrument and control products, as well as complementary product lines acquired in recent acquisitions including:

•	self-regulating and power limiting heating cables, which automatically increase or decrease heat output as pipe temperature changes as well as constant wattage heating cables;

•	mineral insulated, or "MI", cable, which is a high performance heat tracing cable for generating high temperatures that is typically used in harsh environments;

•	skin effect trace heater, which can heat lines up to 15 miles long from a single power point;

•	heat traced tube bundles for environmental gas sampling systems;

•	heat transfer compounds and steam tracers for comprehensive steam tracing solutions;

•	control and monitoring systems for electric tracing of pipes, tanks, hoppers and instrument sampling systems;

•	turnkey solutions that provide customers with complete solutions for heat tracing, including design, optimization, installation and ongoing maintenance;

•	products and services from the Unitemp acquisition, which include heating, sensing, monitoring, controlling and calibration tools; and

•
products from the Sumac acquisition, which include for temporary electric power distribution and lighting products used in energy infrastructure construction projects and maintenance/turnaround projects.

Electric Heat Tracing Applications

We manufacture critical components of an electric heat tracing system, including heating cables, control and monitoring systems and heating systems for tanks and hoppers. We customize these products to fit the specific design parameters for each client's installation. We offer various electric heating cables, including conductive polymer self-regulating heating cables, power limiting cables, constant wattage heating cables and MI high temperature heating cables.

Self-regulating heating cables- Our self-regulating heating cables are flexible and engineered to automatically increase or decrease heat output as pipe or vessel temperature changes. BSX™ self-regulating cables are designed to provide freeze protection or process temperature maintenance to metallic and non-metallic piping, vessels and equipment. HTSX™ self-regulating heating cable is suitable for heat tracing applications involving crude oil and most chemicals. VSX™ premium self-regulating cable is rated for maintenance temperatures of 300°F/149°C and exposure temperatures of up to 450°F/232°C and has among the highest self-regulating temperature ratings in the industry.

Power-limiting and constant watt heating cables- Power limiting and constant watt heating cables are flexible parallel resistance cables used to heat trace piping in lengths longer than 500 feet. Such intermediate lengths of pipe are commonly found in pipe racks that connect process units within a plant. These heaters allow longer lengths between power supply points than self-regulating cables. HPT cables offer a power limiting feature along with larger power bus wires to allow delivery of an increased heat output over that found with self-regulating cables.

TEK™ HTEK™ and MIQ™ cables- The TEK™ and HTEK™ series resistance, constant watt heating cables are used where circuit lengths exceed the limitations of parallel resistance heating cables. By using series constant watt heating cables, a single power supply point can energize circuit lengths up to 12,000 feet. MIQ™ high performance mineral insulated heating cables are used for high temperature maintenance, high temperature exposure and/or high watt density applications that exceed the limitations of thermoplastic insulated cables. MIQ™ cables are composed of a high nickel/chromium alloy sheath, which is well-suited for high temperature service and offers high resistance to stress corrosion in chloride, acid, salt and alkaline environments.

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

Our heat transfer compounds create an efficient thermal connection between the heat tracing system and the process equipment. Through the elimination of air voids, heat is directed into the pipe wall primarily through conduction rather than convection and radiation. This requires fewer tracing pipes to maintain specified temperature requirements, substantially reducing operating and investment cost. Steam tracing offers the most cost effective solution for certain heavy oil and natural gas processing applications. We have also patented our SafeTrace™ steam tracing products for use in applications with stringent temperature requirements.

Temperature Controls and Monitoring

We supply a wide range of control and monitoring products, from simple mechanical thermostats to sophisticated microprocessor-based systems that control and monitor the status of electric heat tracing systems. We provide individual units for smaller projects, as well as multi-point controllers that can be integrated into and communicate with a plant's central data management and control system.

The TraceNet™ TCM18, our newest temperature control monitoring system, is an extension of our TraceNet™ family of controllers. TraceNet™ controllers allow the operator to assess operating control parameters and operating conditions throughout the heat tracing system network utilizing our TraceView control system software. TraceNet™ TCM18 can communicate with up to 4,096 controllers over 32 channels, allowing up to 15,000 heat trace circuits to be monitored within the same network.

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

Our turnkey business in the United States is based in Houston, Texas and Baton Rouge, Louisiana. During the fiscal year ended March 31, 2015, we worked on more than 185 turnkey projects and the largest turnkey project accounted for approximately $3.7 million in revenue. Engineering and construction companies in the United States often subcontract their heat tracing projects to outside parties, including us, because of the field's highly specialized nature.

Design and Engineering Services

We offer heat tracing design and engineering services during every stage of a project. Providing design services within the quote process is a core element of our business strategy. By delivering design drawings in conjunction with early project specifications, we can determine the customer's heat tracing requirements, which leads to subsequent sales of heat tracing products for that project.

We are focused on providing comprehensive solutions to fulfill the heat tracing needs of our customers. As a manufacturer of a wide range of heat tracing products, we believe that we are well-positioned to evaluate and optimize a system for a customer without bias towards a particular product, and rely on more than 60 years of experience to craft the most appropriate heat tracing solution for a customer's specifications and needs.

We provide design and engineering services to our customers through our full-time staff of engineers and technicians. Through the design and engineering process, our engineers and technicians located throughout the world provide our customers with design optimization studies, product selection assistance, computer-generated drawing packages and detailed wiring diagrams.

Sumac Temporary Power Products

Subsequent to the end of fiscal 2015, we acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac"). Sumac's line of products and solutions are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Sumac products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures. A number of Sumac's products are engineered-to-order based on proprietary designs. Products are designed around the "plug and play" concept and also integrate unique safety features including arc flash protection for making and breaking connections under electrical load as well as ground fault protection on circuits. Certain products are certified to safely operate in hazardous areas such as live plant environments that process combustible chemicals and materials. Sumac's suite of products is designed to allow for quick reconfigurations of electrical power distribution panels to meet the changing needs of contractors as work moves from one phase to the next during construction and facility maintenance operations. This allows customers to save time and money. Sumac products are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings.

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

Our flexible heat cable products are manufactured in San Marcos, Texas. The manufacturing building has approximately 48,000 square feet of floor space, including offices. We currently estimate that the facility, when operating at full capacity, will support revenue levels of up to $400 to $500 million. This should satisfy our core cable growth needs for the next several years, assuming that current trends in product mix continue.

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

During fiscal 2015, we invested in the expansion of our primary pre-insulated tubing product manufacturing plant located in San Marcos, Texas. The expansion, which is expected to be operational in July 2015, is expected to significantly increase our production capacity for our instrumentation tube-bundle product line. We estimate the total cost of the expanded facility including the purchase of new capital equipment will total $3.7 million.

Our MI cable manufacturing facility in Calgary, Canada gives us adequate capacity to service the demands of clients in the oil sands projects of Western Canada in a time efficient manner. The facility's strategic location has enabled us to expand our sale of MI cable, which is well-suited for high temperature applications and harsh, arctic environments, into a global business.

Sumac's products are currently fabricated at a facility in Fort McMurray, Alberta, Canada. Sumac's customer base has primarily been in the oil sands region of Alberta, Canada, which is a remote location. We anticipate that future growth of this product line will likely be serviced at our primary manufacturing facility in San Marcos, Texas.

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

Distribution- Our primary distribution centers are located in San Marcos, Texas, Calgary, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain “safety stocks” of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia and Rio de Janeiro, Brazil. We expect to utilize warehouses that have been added through the acquisition of Sumac and Unitemp in Fort McMurray, Alberta, Canada and Cape Town and Johannesburg, South Africa, respectively, to store inventory for sales to existing Unitemp and Sumac customers.

In April 2015, we completed the expansion of our primary distribution center located in San Marcos, Texas at a total cost of $3.9 million including capital equipment. We anticipate the expansion will significantly increase our storage capacity, significantly reduce outside storage costs and consolidate warehouse operations for improved efficiencies.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenues in fiscal 2015.

Sales and Marketing

Our direct sales force, consisting of 136 employees, is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective heat tracing solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international heat tracing standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high quality heat tracing products. In addition, we believe that our 15 registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

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

We evaluate our products for electrical safety requirements, environmental assessments and market based assessments for the particular applications and harsh climates that Thermon services. Our products comply with national and international heat tracing industry standards such as ANSI/IEEE-515, ANSI/IEEE, 515.1 and ANSI/IEEE-844 in the United States, Canadian Standards Association 130.03 in Canada; and International Electrical Commission IECx 60079-30-1 and IECEx 60079-30 -2 in international markets. We also hold many product certifications from local country approval agencies and registration bodies around the world.

Competition

The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is the Technical Solutions segment of Pentair Ltd. (NYSE: PNR).

Heat tracing providers differentiate themselves through value-added services, long-term customer relationship management and the ability to provide a full range of solutions. We differentiate ourselves from local providers by a global footprint, a full suite of products and services and a track record with some of the largest multinational energy, chemical processing, power and EPC companies in the world. In addition, we are almost entirely dedicated to providing thermal solutions and complementary products and services whereas some of our competitors' thermal solutions operations constitute only one of numerous operating segments.

Intellectual Property and Technology

The heat tracing industry, as well as the complementary markets where we intend to expand, are highly competitive and subject to the introduction of innovative techniques and services using new technologies. While we have patented some of our products and processes, we historically have not relied upon patents to protect our design or manufacturing processes or products, and our patents are not material to our operations or business. Instead, we rely significantly on maintaining the confidentiality of our trade secrets, manufacturing know-how and other proprietary rights and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. We have 15 registered trademarks in the United States and approximately 40 recognized brand names. We also rely on a significant number of unregistered trademarks, primarily abroad, but also in the United States, in the day-to-day operation of our business.

Research and Development

Our research and development activities are focused on identifying new technologies to enhance our industrial heat tracing solutions through identifying opportunities to maximize product reliability and reduce the customer's total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current initiatives include conductive polymer technology research, and the development of advanced medium voltage skin effect conductors, integrated control and monitoring systems and advanced heat tracing network monitoring communication software for our electric heat tracing systems.

Employees

As of March 31, 2015, we employed approximately 991 persons on a full-time basis worldwide. None of our employees is covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage or strike. We consider our employee relations to be good.

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

A significant portion of our revenue historically has been generated by end-users in the oil and gas markets where we serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. The businesses of most of our customers in the energy industry are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas are volatile and within the past year the price of crude oil has dropped nearly 50%. We expect our energy based customers, especially in the upstream exploration and production sector particularly in Canada, will react by delaying large capital projects such as new facility construction. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock.

Our backlog may fluctuate and a failure to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. For example, we had a large Greenfield project in Canada that recently completed, accounting for a $5.2 million decline in our backlog at March 31, 2015 as compared to one year earlier. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2015 was $75.7 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

For fiscal 2015, approximately 63% of our revenues were generated outside of the United States, and approximately 31% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

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

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. In fiscal 2015, the approximate 13% depreciation of the Canadian Dollar relative to the U.S. Dollar has negatively impacted revenues by $8.0 million and could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthens relative to the value of the local currency, we may be less competitive in bidding for those projects. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for additional information regarding our foreign currency exposure relating to operations.

Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. Fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In addition, the net asset values of foreign operations are adjusted upward and downward based on currency exchange rate fluctuations and is reported in our foreign currency translation adjustment as part of other comprehensive income in our consolidated statements of operations and comprehensive income

Our future revenue depends in part on our ability to bid and win new contracts. Our failure to effectively obtain future contracts could adversely affect our profitability.

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

Currency fluctuations and the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We derived approximately 3%, 6% and 5% of our revenue from Russia in the years ended March 31, 2015, 2014 and 2013, respectively. The continuation or escalation of the current geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, could be materially adversely affected. In addition, we are currently evaluating the impact of the executive orders on our relationships with vendors. If we are unable to conduct business with certain vendors, our operations in Russia and the Ukraine could be materially adversely affected.

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

Acquisitions and investments may involve cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	realization of expected synergies and revenue creation or cross-selling opportunities;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

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

If we lose our senior management or other key employees or cannot successfully execute succession plans, our business may be adversely affected.

Our ability to successfully operate and grow our global business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. If we lose the services of our senior management or other key employees and are unable to find qualified replacements with comparable experience in the industry, our business could be negatively affected. One of our senior executives has communicated his intent to retire in less than two years. While his replacement has been identified, the succession plan remains to be fully executed. Our future success will depend on, among other factors, our ability to successfully execute our succession plan and continue to attract and retain qualified personnel, such as engineers and other skilled labor, and in particular management and skilled employees for our foreign operations.

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

Additional liabilities related to taxes, potential tax adjustments or a change in our policy to permanently reinvest our foreign earnings could adversely impact our financial results, financial condition and cash flow.

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

We have determined that most of our earnings outside the United States are permanently reinvested and will not be repatriated. Accordingly, our current estimated annual effective tax rate reflects the blended tax rates in jurisdictions where we have generated earnings and assumes no repatriation of cash earned by our non-U.S. subsidiaries. That effective rate is lower than the United States statutory rate of 35%. The repatriation of earnings requires that we pay tax at the United States corporate tax rate after accounting for the foreign tax already paid. If we need to repatriate cash into the United States or our needs change, significant tax adjustments may result.

The obligations associated with being a public company require significant resources and management attention.

As a public company with equity securities listed on a national securities exchange, we are required to comply with certain laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, which we refer to the "Exchange Act", certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, which we refer to as the "Sarbanes-Oxley Act", related regulations of the SEC and requirements of the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and results in significant legal, accounting and other expenses. We maintain, and will continue to maintain, internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs incurred in order to comply with these requirements.

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

We have substantial indebtedness. At March 31, 2015, we had $108.0 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

The SEC has adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of the Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. On an annual basis, the company must make disclosures to the SEC regarding products it sold during the calendar year. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of the Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. We have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence.

We have a very large number of suppliers and our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of the Congo or adjoining countries that are not “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country), a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free.” We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” These rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal executive offices are located at 100 Thermon Drive, San Marcos, Texas. A summary of our physical properties as of March 31, 2015 follows in the table below. We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. We have manufacturing facilities in the United States, Canada, Europe and India. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards.

Location	Country	Approximate Size	Function	Owned/Leased
Corporate Headquarters San Marcos ,TX	United States	219,000 sq. ft. on 30 acres	Manufacturing, fabrication, , sales, engineering, marketing, research & development, warehouse and Corporate Headquarters	Owned
McCarty Lane Property San Marcos, TX	United States	9,300 sq. ft. on 6.6 acres	Storage	Owned
Houston, TX	United States	41,000 sq. ft.	Fabrication, engineering, and sales	Leased
Houston, TX	United States	44,000 sq. ft.	Office and warehouse	Owned
Baton Rouge, LA	United States	10,000 sq. ft.	Sales, engineering and warehouse	Owned
Newark, DE	United States	500 sq. ft.	Sales	Leased
Office: Calgary, AB	Canada	34,000 sq. ft.	Fabrication, sales, engineering and warehouse	Leased
MI Plant: Calgary, AB	Canada	46,000 sq. ft.	Manufacturing, fabrication, and warehouse	Leased
Edmonton, AB	Canada	9,800 sq. ft.	Sales and warehouse	Leased
Sarnia, ON	Canada	4,500 sq. ft.	Sales and warehouse	Leased
London, ON	Canada	1,200 sq. ft.	Sales	Leased
Fort McMurray, AB (a)	Canada	4,600 sq. ft.	Fabrication, sales, and warehouse	Leased
Mexico City	Mexico	2,000 sq. ft.	Sales and engineering	Leased
Rio de Janeiro	Brazil	625 sq. ft.	Sales,engineering and warehouse	Leased
Pijnacker	Netherlands	35,000 sq. ft. on 1.5 acres	Manufacturing, fabrication, sales, engineering, warehouse, marketing and European Headquarters	Owned
Moscow	Russia	2,600 sq. ft.	Sales and engineering	Leased
Paris	France	4,300 sq. ft.	Sales and engineering	Leased
Gateshead, Tyne & Wear	United Kingdom	5,000 sq. ft.	Sales, engineering, and warehouse	Leased
Bergisch Gladbach	Germany	2,800 sq. ft.	Sales and engineering	Leased
Cape Town	South Africa	21,250 sq. ft.	Sales, engineering, fabrication and warehouse	Leased
Johannesburg	South Africa	11, 250 sq. ft.	Sales and warehouse	Leased
Manama	Bahrain	1,100 sq. ft.	Sales and engineering	Leased
Shanghai	China	2,500 sq. ft.	Sales and engineering	Leased
Shanghai	China	4,600 sq. ft.	Warehouse	Leased
Shanghai	China	400 sq. ft.	Warehouse	Leased
Beijing	China	1,650 sq. ft.	Sales and engineering	Leased
Mumbai	India	1,500 sq. ft.	Sales and engineering	Leased
Koregon Bhima, Pune	India	15,000 sq. ft. on 3 acres	Manufacturing, fabrication and warehouse	Owned
Noida	India	2,000 sq. ft.	Engineering	Leased
Caringbah, New South Wales	Australia	200 sq. ft.	Sales	Leased
Bayswater, Victoria	Australia	1,350 sq. ft.	Fabrication, sales, engineering and warehouse	Owned
Kuala Lumpur	Malaysia	475 sq. ft.	Sales and engineering	Leased
Yokohama	Japan	1,500 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	3,500 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	950 sq. ft.	Warehouse	Leased

(a) The Company acquired this facility as part of the Sumac acquisition on April 1, 2015.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the NYSE under the symbol “THR.” The following table sets forth for each period indicated the reported high and low sales prices for the common stock of the Company on the NYSE.

	Thermon Common Stock
	High	Low	Dividends Paid
For the quarterly period ended:
June 30, 2013	$22.25	$17.99	—
September 30, 2013	$23.23	$19.01	—
December 31, 2013	$29.06	$22.71	—
March 31, 2014	$28.63	$22.70	—
For the quarterly period ended:
June 30, 2014	$27.08	$22.42	—
September 30, 2014	$28.31	$24.14	—
December 31, 2014	$26.73	$21.19	—
March 31, 2015	$24.95	$20.24	—
For the quarterly period ended:
June 30, 2015 (Through May 26, 2015)	$24.87	$21.88	—
On May 26, 2015, the closing sale price of our common stock, as reported by the NYSE, was $22.87. As of May 26, 2015, there were approximately 48 holders of our common stock of record.

Stock Performance

The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis since our IPO, as compared to the (i) the Russell 2000 index, (ii) Russell 3000 Index (iii) Russell 2000 Global Index and (iv) a peer group selected by the Company, in each case over the same period. Our peer group was selected in good faith and is comprised of manufacturing companies who compete in similar industries and possess similar sales and market capitalizations. The returns of each company in the peer group have been weighted according to market capitalization. The plotted points in the line graph are based on the closing price on the last trading date of the fiscal year. The values assume an initial investment of $100 was made in our common stock and the respective indexes on May 5, 2011, the date our common stock began trading on the NYSE in connection with our IPO, and assumes the reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future price performance.

	May 5, 2011	March 31, 2012	March 31, 2013	March 31, 2014	March 31, 2015
Thermon Group Holdings, Inc.	$100.00	$166.53	$180.86	$188.76	$196.01
iShares Russell 3000 Index	$100.00	$107.67	$124.62	$154.61	$172.46
iShares Russell 2000 Index	$100.00	$102.57	$120.80	$150.55	$162.53
Russell Global Index	$100.00	$93.13	$103.04	$119.19	$120.89
Peer Group (a)	$100.00	$95.96	$135.64	$145.65	$136.18

(a) Our peer group is comprised of the following companies that trade under the following ticker symbols, Graham Corp. (GHM), Vicor Corp. (VICR), ENGlobal Corp. (ENG), Ampco-Pittsburgh Corp. (AP), AAON Inc. (AAON), Flotek Industries Inc. (FTK), Gorman-Rupp Co. (GRC), Advanced Energy Industries Inc. (AEIS), ESCO Technologies Inc. (ESE), Methode Electronics Inc. (MEI), AZZ Inc. (AZZ), and Powell Industries Inc. (POWL). During fiscal 2015, Measurement Speciliaties Inc. (MEAS), a former member of our peer group was acquired and is no longer publicly traded. The presentation of all prior periods has been adjusted to reflect our peer group during fiscal 2015.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2015 (“fiscal 2015”), March 31, 2014 (“fiscal 2014”), March 31, 2013 (“fiscal 2013”), March 31, 2012 (“fiscal 2012”) and March 31, 2011 ("fiscal 2011"). The data set forth below should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2015 and 2014 and for fiscal 2015, fiscal 2014 and fiscal 2013, which are contained elsewhere in this annual report.

In this annual report, we have included the consolidated financial and operating data of Thermon Group Holdings, Inc. (“successor”) for fiscal 2015, fiscal 2014, fiscal 2013, fiscal 2012 and the period from May 1, 2010 through March 31, 2011 and the consolidated financial and operating data of Thermon Holdings, LLC (“predecessor”) for the period from April 1, 2010 to April 30, 2010. Concurrent with the completion of the CHS Transactions on April 30, 2010, predecessor no longer owned any interest in us, and, beginning with the period from May 1, 2010 through March 31, 2011, we have reported the consolidated financial and operating data of successor. We do not anticipate that there would have been any material difference in our consolidated financial and operational data and notes thereto for the period from April 1, 2010 to April 30, 2010 had such financial and operating data been prepared for Thermon Group Holdings, Inc., except as it relates to purchase accounting in connection with the CHS Transactions.

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

	Successor				Predecessor/Successor Combined (Non-GAAP) (1)
	Year Ended March 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$308,578	277,323	284,036	272,323	$241,063
Cost of sales	153,874	142,153	151,204	140,208	131,348
Purchase accounting adjustments (2)	—	—	—	—	7,614
Gross profit	$154,704	$135,170	$132,832	$132,115	$102,101
Operating expenses:
Marketing, general and administrative and engineering	76,868	65,463	64,633	76,280	58,893
Amortization of intangible assets	10,775	11,090	11,211	11,379	18,245
Income from operations	$67,061	$58,617	$56,988	$44,456	$24,963
Interest income	460	246	112	122	49
Interest expense (3)	(4,565)	(10,019)	(15,225)	(19,584)	(29,000)
Loss on retirement of debt	—	(15,485)	—	(3,825)	(630)
Success fees to owners related to the CHS Transactions (4)	—	—	—	—	(7,738)
Other expense (5)	(394)	(596)	(325)	(1,671)	(14,125)
Income (loss) from continuing
operations before provision for
income taxes	$62,562	$32,763	$41,550	$19,498	$(26,481)
Income tax expense (benefit)	13,176	6,964	14,576	7,468	(11,274)
Net income (loss)	$49,386	$25,799	$26,974	$12,030	$(15,207)
Net income (loss) per common share: (6)
Basic	$1.54	$0.82	$0.88	$0.41	$—
Diluted	1.52	0.80	0.85	0.40	—
Weighted-average shares used in
computing net income (loss) per
common share (thousands) (6):
Basic	32,027	31,595	30,797	29,083	—
Diluted	32,407	32,154	31,797	30,454	—

Cash dividends per share	—	—	—	—	—

Other Financial and Operating Data:
Capital expenditures	6,075	3,367	6,264	8,883	1,799
Backlog at end of period (7)	75,745	84,840	95,228	117,748	76,298

	At March 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$93,774	$72,640	$43,847	$21,468	$51,266
Accounts receivable, net	60,441	52,578	56,123	50,037	40,013
Inventory, net	41,008	37,316	34,391	38,453	31,118
Total assets	453,309	442,180	435,523	425,579	451,032
Total debt	108,000	121,500	118,145	139,145	212,063
Total shareholders' equity	271,766	250,466	226,047	192,480	126,532

(1)
The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through March 31, 2011 (“successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please also refer to our historical consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011 included in our fiscal 2011 annual report filed with the Securities and Exchange Commission on June 20, 2011 for a separate presentation of the results for the predecessor and successor periods in accordance with U.S. generally accepted accounting principles (“GAAP”).

	For the Period From May 1, 2010 Through March 31, 2011 (Successor)	For the Period from April 1, Through April 30 2010 (Predecessor)	Fiscal Year Ended March 31, 2011 (Predecessor/Successor Combined)
		(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$227,880	$13,183	$241,063
Cost of sales	124,781	6,567	131,348
Purchase accounting non-cash adjustment	7,614	—	7,614
Gross profit	95,485	6,616	102,101
Marketing, general and administrative and engineering	54,630	4,263	58,893
Amortization of intangible assets	18,030	215	18,245
Income from operations	22,825	2,138	24,963
Interest income	42	7	49
Interest expense	(22,771)	(6,229)	(29,000)
Loss on retirement of debt	(630)	—	(630)
Success fees to owners related to the CHS Transactions	(3,022)	(4,716)	(7,738)
Other expense	(5,224)	(8,901)	(14,125)
Loss before provision for income taxes	(8,780)	(17,701)	(26,481)
Income tax expense (benefit)	6,160	(17,434)	(11,274)
Net loss	$(14,940)	$(267)	$(15,207)
Statement of Cash Flows Data:
Net cash used in:
Capital expenditures	$1,702	$97	$1,799

(2)	In fiscal 2011, there was a non-cash negative impact of $7.6 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the CHS Transactions.

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

(4)
In fiscal 2011, we paid fees to both the predecessor and successor owners related to the successful completion of the CHS Transactions. As related party transactions, they were reported separately from other CHS Transaction expenses included in other expense.

(5)
Other expense for fiscal 2011 of $14.1 million consisted primarily of $15.0 million of non-recurring expenses related to the CHS Transactions, partially offset by $0.6 million of income related to the reversal of our compliance reserve.

(6)
While we have presented net income per common share and weighted-average shares used in computing net income per common share for fiscal 2015, fiscal 2014, fiscal 2013 and fiscal 2012, we have not presented such information for fiscal 2011, as the capital structures of the predecessor and successor are substantially different, and the net income (loss) per share amounts and weighted-average shares used in computing net income (loss) per common share are therefore not comparable or meaningful. Please refer to our consolidated financial statements and notes thereto included in our fiscal 2011 annual report filed with the Securities and Exchange Commission on June 20, 2011 for a presentation of the net income (loss) per share and the weighted average shares outstanding for the predecessor and successor periods.

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

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For more than 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2015, approximately 63% of our revenues were generated outside of the United States.

Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services and installation services. Our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations.

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2015 was $75.7 million, as compared to $84.8 million at March 31, 2014. The year-over-year decline in backlog of $9.1 million is mostly attributable to the depreciation of most foreign currencies against the U.S. Dollar, which negatively impacted backlog by $7.0 million. Our backlog was also adversely impacted by several large greenfield projects that were nearing their completion as of the end of fiscal 2015 which have not been replaced. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

Cost of sales. Our cost of revenues includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering cost directly associated to projects, direct labor cost, shipping and handling costs, and other costs associated with our manufacturing/fabrication shops. The other costs associated with our manufacturing/fabrication shops are mainly indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers, and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance that we may be able to pass along such cost increases to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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

Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have noted particular cyclicality in capital spending for new facilities in Asia, Eastern Europe and the Middle East. Revenues derived from Europe, including the Middle East, accounted for 19% and 21% of our total revenues during each of fiscal 2015 and fiscal 2014 and revenues derived from the Asia region accounted for 12% of our total revenues during fiscal 2015 and fiscal 2014. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

Acquisition strategy. Recently, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve.

On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp located in Cape Town, South Africa. Unitemp had previously been a valued distributor of Thermon's thermal solutions for the South African market. In addition, Unitemp offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa. Prior to the acquisition, Unitemp generated $10.2 million (based on the average South African Rand to U.S. Dollar exchange rate during the period) in sales in their last full fiscal year.

On April 1, 2015, we acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac"). Based in Fort McMurray, Alberta, Canada. Sumac is a designer and fabricator of temporary electrical power distribution equipment that is used in hazardous-location and general purpose areas within industrial facilities. Prior to the acquisition, Sumac generated $16.5 million (based on the average Canadian Dollar to U.S. Dollar exchange rate during the period) in sales in their last full fiscal year.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,
	2015	2014	2013
Greenfield	41%	33%	42%
MRO/UE	59%	67%	58%

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

Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For fiscal 2015, MRO/UE sales comprised approximately 59% of our consolidated revenues.

Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations

The following table sets forth data from our statements of operations as a percentage of sales for the periods indicated.

	Fiscal Year Ended March 31,
	2015		2014		2013
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$308,578	100%	$277,323	100%	$284,036	100%
Cost of sales	153,874	50	142,153	51	151,204	53
Gross profit	$154,704	50%	$135,170	49%	$132,832	47%
Operating Expenses:
Marketing, general, and
administrative and engineering	76,868	25%	65,463	24%	64,633	23%
Amortization of intangible assets	10,775	3	11,090	4	11,211	4
Income from operations	$67,061	22%	$58,617	21%	$56,988	20%
Interest expense, net (1)	(4,105)	(1)	(9,773)	(4)	(15,113)	(5)
Loss on redemption of debt	—	—	(15,485)	(6)	—	—
Other expense	(394)	—	(596)	—	(325)	—
Income before provision for income taxes	$62,562	20%	$32,763	12%	$41,550	15%
Income tax expense	13,176	4	6,964	3	14,576	5
Net income	$49,386	16%	$25,799	9%	$26,974	9%

(1)
Interest expense for fiscal 2014 included a $4.0 million acceleration of the amortization of our deferred debt issuance costs as we redeemed all $118.1 million of aggregate outstanding principal on our 9.5% senior secured notes. During the period we incurred an additional $0.6 million of amortized deferred debt issuance costs. Interest expense for fiscal 2013 included a $2.3 million acceleration of the amortization of our deferred debt issuance costs due to partial redemptions of our senior secured notes and a refinancing of our prior revolving credit facility. $1.0 million of additional amortized deferred debt issuance costs were recorded in fiscal 2013. Further reductions in our fiscal 2015 interest expense were due to the difference in interest rates on our 9.5% senior secured notes and our term loan whose interest rate was fixed at 3.12% after giving effect to our interest rate swap.

Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

Revenues. Revenues for fiscal 2015 were $308.6 million, compared to $277.3 million for fiscal 2014, an increase of $31.3 million, or 11%. The increase in revenue during fiscal 2015 was mainly attributable to increased Greenfield revenues which increased $34.3 million or 37%, whereas MRO/UE revenues declined $3.0 million or 2% as compared to fiscal 2014. Greenfield revenue grew in all geographic regions with the majority of the growth concentrated in North America where we saw increased activity in the United States and strong demand in the Canadian Oil Sands region as described further below. During fiscal 2015 Greenfield revenue represented 41% of total revenue and MRO/UE revenue represented 59% of total revenue, whereas in fiscal 2014 Greenfield revenue represented 33% of total revenue and MRO/UE revenue represented 67% of total revenue. Historically our ratio of MRO/UE revenue to Greenfield revenue has approximated 60% MRO/UE and 40% Greenfield. Our fiscal 2014 MRO/UE-Greenfield ratio reflected higher MRO/UE revenue than our historical average primary due to decreased Greenfield opportunities globally. In fiscal 2015, $0.5 million of revenue was realized from the acquisition of Unitemp and is included as MRO/UE revenue.

In fiscal 2015, we experienced revenue growth of $24.2 million or 27% in the United States as compared to fiscal 2014. The increase in demand within the United States is largely attributable to investments in petroleum and chemical markets, which have increased their use of natural gas as feedstock which, in turn, has necessitated additional heat tracing. Revenue increased in Canada by $4.9 million or 5%, driven by demand in the Oil Sands region, where we experienced a larger volume of smaller Greenfield projects, as well as increased sales to some of our primary distributors. With the recent decline in oil prices, our petroleum customers, and in particular within the upstream exploration and production sector in Canada, have postponed or suspended investments in large capital products such as new facility constructions. However, we note that existing production and the associated MRO/UE activity continues.

Fiscal 2015 revenue increased $3.0 million, in our Asia region or 9% which was primarily attributable to increased Greenfield activity, as compared to fiscal 2014. Revenues in our Europe region declined $0.8 million in fiscal 2015 due to weakening macro-economic conditions across the region, decreased demand in Russia as a result of international sanctions, as well as the depreciation of European currencies relative to the U.S. Dollar.

Foreign currency fluctuations negatively impacted revenues by $12.8 million or 4% of total revenues based on the difference in the weighted-average foreign exchange rates in effect during fiscal 2015 and fiscal 2014. Our foreign currency losses were largely attributable to the depreciation of the Canadian dollar, the Euro and the Russian Ruble relative to the U.S. Dollar.

Gross profit and margin. Gross profit totaled $154.7 million in fiscal 2015, compared to $135.2 million in fiscal 2014, an increase of $19.5 million, or 14%. As a percentage of revenues, gross profit increased to 50% in fiscal 2015 from 49% in fiscal 2014. Our gross margin improvement is largely due to favorable sales mix, especially related to sales of our manufactured products which typically contribute higher margins than products we outsource from third party manufacturers. Furthermore, our gross margins were also favorably impacted from operating efficiencies realized at our new and expanded manufacturing facilities in San Marcos, Texas.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $76.9 million in fiscal 2015, compared to $65.5 million in fiscal 2014, an increase of $11.4 million, or 17%. As a percentage of total revenues, marketing, general and administrative and engineering costs were 24.9% and 23.6% in fiscal 2015 and 2014, respectively. The primary driver of the increase is due to an increase in our annual incentive bonus expense which increased $9.5 million as we exceeded our internal targets established by our Board of Directors in fiscal 2015, whereas in fiscal 2014 we did not meet our established targets. Our base personnel wages and benefits increased $4.0 million due to additional hires of sales and engineering personnel. Stock compensation expense increased $1.0 million in fiscal 2015 as compared to fiscal 2014 due to the issuance of additional equity awards in fiscal 2015, which generated incremental stock compensation expense.

Amortization of intangible assets. Amortization of intangible assets was $10.8 million in fiscal 2015, compared to $11.1 million in fiscal 2014. The decrease is attributed to foreign currency translation adjustments.

Interest expense, net. Interest income, interest expense and loss on redemptions of debt totaled $4.1 million in fiscal 2015, compared to $25.3 million in fiscal 2014, a decrease of $21.2 million. In fiscal 2014, we redeemed all $118.1 million of the outstanding aggregate principal amount of our 9.5% senior secured notes. In connection with the redemption, we incurred accelerated amortization of deferred debt issuance costs of $4.0 million and a loss on retirement of debt of $15.5 million. Interest expense on outstanding principal was $4.1 million and $5.5 million in fiscal 2015 and 2014 respectively. The decrease of interest expense on outstanding principal is due both to a $13.5 million reduction of principal on the outstanding balance of our senior secured debt in addition to a reduction of our interest rate. During fiscal 2015, our interest rate on our secured term loan facility ranged from 3.12% to 3.62%, whereas in fiscal 2014 the interest rate was 3.62%. Excluding the impact of the accelerated amortization of deferred debt issuance costs, we recognized interest expense of $0.5 million and $0.6 million associated with deferred debt issuance costs amortization.

Other expense. Other expense was $0.4 million in fiscal 2015, compared to $0.6 million in fiscal 2014, a decrease of $0.2 million. We experienced foreign currency exchange transaction losses of $1.3 million and $0.6 million in fiscal 2015 and fiscal 2014, respectively. See Note 2, "Fair Value Measurements" to our consolidated financial statements included elsewhere in this annual report for further discussion of our foreign currency exchange transactions. In fiscal 2015, our foreign currency losses were partially offset by a $0.9 million gain as a result of the settlement of monies that were held in escrow in connection with the CHS Transactions. The non-recurring gain was recognized as the consideration received was in excess of our estimated outstanding liabilities.

Income taxes. We reported an income tax expense of $13.2 million in fiscal 2015, compared to $7.0 million in fiscal 2014, an increase of $6.2 million or 89%. Our effective tax rates were 21.1% in fiscal 2015 and 21.3% in fiscal 2014, respectively. During fiscal 2015, we recorded an income tax benefit of $3.1 million that is primarily related to the release of a deferred tax liability for undistributed foreign earnings that we no longer expect to repatriate. Also during fiscal 2015, we released the valuation allowance for a net operating loss carry-forward in one of our foreign jurisdictions that generated a tax benefit of $0.6 million. During fiscal 2014, we concluded an income tax audit in the United States and, as a result, released certain liabilities for uncertain tax positions in the amount of $1.0 million. In addition, we received an income tax benefit of $0.6 million in fiscal 2014 related to estimated tax benefits that were determined not to be payable to the Predecessor owners. Excluding these discrete tax benefits, our effective tax rate would have been 28.5% and 25.5% in fiscal 2015 and fiscal 2014, respectively. The effective tax rate before discrete events increased in fiscal 2015 due to increased taxable income in the United States, which has a higher corporate income tax rate than other geographic regions. See Note 15, "Income Taxes," to our consolidated financial statements, included elsewhere in this annual report, for further detail on income taxes.

Net income. Net income was $49.4 million in fiscal 2015 as compared to $25.8 million in fiscal 2014, an increase of $23.6 million or 91%. In fiscal 2015, our gross profit increased $19.5 million as a result of increased revenue and a higher gross margin percentage. In addition, in fiscal 2015 interest expense decreased by $21.2 million primarily due to the full redemption of the outstanding aggregate principal of our 9.5% senior secured notes in fiscal 2014 and related interest expense. These improvements were partially offset by an increase in our marketing, general and administrative and engineering costs of $11.4 million which was primarily attributed to personnel cost. Other expense was also favorably impacted by a $0.9 million non-recurring settlement of monies held in escrow as a result of the CHS Transactions. Our income tax expense increased $6.2 million primarily due to increased pre-tax income.

Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013

Revenues. Revenues for fiscal 2014 were $277.3 million, compared to $284.0 million for fiscal 2013, a decrease of $6.7 million, or 2%. The decrease in revenue during fiscal 2014 was mainly attributable to Greenfield revenues which declined $25.7 million or 22%. MRO/UE revenues, on the other hand increased $19.0 million or 12% as compared to fiscal 2013. We believe that the decline in Greenfield sales in fiscal 2014 is a reflection of strong comparative sales in fiscal 2013. The increase of MRO/UE revenue in fiscal 2014 is reflective of our significant installed base of customers who source our products during maintenance and upgrade activities.

In fiscal 2014, we experienced revenue growth of $7.7 or 9% million in the United States as compared to fiscal 2013. The increase in demand within the United States is largely attributable to upgrade efforts at refineries that are now processing heavy crude oil, from the Canadian oil sands region, which needs to be heated throughout the refining process, as well demand driven by the proliferation of hydraulic fracturing methods to extract natural gas. We experienced revenue declines in Canada and our Asia regions of $6.2 million or 6% and $7.0 million or 17%, respectively, as compared to fiscal 2013. In Canada, fiscal 2014 revenues generated from our largest Greenfield project declined $6.0 million or 20% from $30.6 million in fiscal 2013 to $24.6 million in fiscal 2014 due to the project being in its later stages when demand for our heat tracing products tends to diminish. Canadian revenues were also negatively impacted during fiscal 2014 by approximately $4.8 million due to the depreciation of the Canadian dollar relative to the U.S. dollar. Within our Asia region, we had several large Greenfield projects in fiscal 2013 whose revenues were not replaced in fiscal 2014. Revenues in our European region declined $1.2 million or 2% in fiscal 2014 largely due to overall economic weakness in the region experienced in the first quarter of fiscal 2014, offset in part by improved results in Europe for the remainder of fiscal 2014.

Gross profit and margin. Gross profit totaled $135.2 million in fiscal 2014, compared to $132.8 million in fiscal 2013, an increase of $2.4 million, or 2%. As a percentage of revenues, profit margin increased to 48.7% in fiscal 2014 from 46.8% in fiscal 2013. This increase is attributable to the higher mix of MRO/UE sales during fiscal 2014 from which we typically realize higher gross margins than Greenfield sales. In addition, our fiscal 2013 Greenfield sales included two large projects that were competitively bid with comparatively lower margins and in turn reduced overall margins.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $65.5 million in fiscal 2014, compared to $64.6 million in fiscal 2013, an increase of $0.9 million, or 1%. As a percentage of total revenues, marketing, general and administrative and engineering costs were 23.6% and 22.8% in fiscal 2014 and 2013, respectively. In fiscal 2014, we switched vendors for our data communications and as a result incurred a $0.7 million increase in communication costs related to fees and duplicate services incurred during the transition. As of March 31, 2014, we had nearly completed the transition and do not expect to continue to incur such communication costs in fiscal 2015. Building expenses increased approximately $0.6 million as compared to fiscal 2013, as we relocated our Houston office to a larger and more updated facility. Stock compensation expense increased $0.9 million due to the full year effect of awards granted in August 2012 (fiscal 2013) and additional awards granted in fiscal 2014. The increases in data communications costs, building expenses and stock compensation expense were partially offset by a $1.5 million reduction in our personnel costs, which was driven by a decrease in our annual incentive expense of $3.0 million, as we did not meet the internal goals for the short term incentive plan established by our board of directors, offset in part by an increase in salaries, wages and benefit expense due to additional sales and engineering personnel.

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

Income taxes. We reported an income tax expense of $7.0 million in fiscal 2014, compared to $14.6 million in fiscal 2013, a decrease of $7.6 million. Our effective tax rates were 21.3% in fiscal 2014 and 35.1% in fiscal 2013, respectively.During fiscal 2014, we concluded an income tax audit in the United States and, as a result, released certain liabilities for uncertain tax positions in the amount of $1.0 million. In addition, we received an income tax benefit of $0.6 million in fiscal 2014 related to estimated tax benefits that were determined not to be payable to the Predecessor owners. Excluding these discrete tax benefits, our effective tax rate in fiscal 2014 would have been 25.5%. During fiscal 2014, we adopted a permanent reinvestment position on our foreign earned earnings. Accordingly, we no longer accrue incremental taxation for expected repatriation of earnings into the United States. As a result, our estimated tax rate was reduced from 35.0% to 25.5%, excluding discrete events. The decrease in income tax expense from fiscal 2013 is attributable to our reduced pre-tax net income, the adoption of a permanent reinvestment position as well as the two aforementioned discrete events. See Note 15, "Income Taxes," to our consolidated financial statements, included elsewhere in this annual report, for further detail on income taxes.

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

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our significant contractual payment obligations as of March 31, 2015 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Variable rate term loan (1)	$108,000	$13,500	$33,750	$60,750	$—
Interest payments on variable rate term loan (2)	9,222	3,194	4,876	1,152	—
Operating lease obligations (3)	8,420	2,672	3,111	1,399	1,238
Information technology services agreements (4)	1,588	1,070	472	46	—
Total	$127,230	$20,436	$42,209	$63,347	$1,238

(1)	Consists of monthly principal payments of $1.1 million through March 31, 2017; increasing in April 2017 to $1.7 million through maturity with a lump-sum payment of $40.5 million due in April 2019.

(2)
Consists of estimated future term loan interest payments at an interest rate of 3.12%, based on our interest rate swap agreement (a) through April 30, 2016 and (b) after April 30, 2016 through the April 2019 maturity date, at a blended interest rate based on the amount of interest payments on outstanding principal that are fixed through our interest rate swap and our interest rate on LIBOR-based borrowings of 2.19% as of March 31, 2015 has been applied to any unhedged future interest payments.

(3)
We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.

(4)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies. We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, the Company is involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2015, management believes that adequate reserves have been established for any probable and reasonably estimatable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.

During fiscal 2015 we agreed to release the Predecessor owners from any further indemnity obligations. See Note 10, “Related Party Transactions.” In exchange for this release, we received $1.7 million for indemnity items that we have already paid and an estimate of potential contingencies associated with specific indemnity items. After offsetting certain indemnity items already included in our financial statements, we recorded miscellaneous income of $0.9 million. The identified contingencies relate to disputes with government agencies in India where we have estimated the outcome and included the expected settlement as a liability in our consolidated balance sheet.

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2015, we had in place standby letters of credit, bank guarantees and performance bonds totaling $11.8 million to back our various customer contracts. Our Indian subsidiary also has $4.8 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs. On May 20, 2013, we completed a $118.1 million redemption of all of our outstanding senior secured notes. In connection with the redemption, we entered into a five year $135.0 million variable rate term loan and subsequently entered into an interest rate swap agreement that effectively fixes our term loan interest rate as described below. At March 31, 2015, outstanding principal on the variable rate term loan was $108.0 million.

Cash and cash equivalents. At March 31, 2015, we had $93.8 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $37.2 million, or 40%, of these amounts were held in domestic accounts with various institutions and approximately $56.6 million, or 60%, of these amounts were held in accounts outside of the United States with various financial institutions.

Senior secured credit facility.
On June 11, 2014, we entered into the first amendment (the "Amendment") to our amended and restated credit agreement, executed April 19, 2013. The Amendment extended the maturity date of our variable rate secured term loan and $60.0 million senior secured revolving credit facility, which we refer to collectively as our "credit facility," through April 19, 2019. Under the Amendment, the fixed portion of our borrowing rate, which is dictated by our leverage ratio, was reduced by 0.25% and our fee on undrawn amounts on our senior secured revolving credit facility was reduced by 0.05%.These rate reductions became effective July 1, 2014 and June 11, 2014, respectively. The Amendment also changed the maximum leverage ratio permitted for each fiscal quarter ending on and after March 31, 2015 from 2.25 to 1.0 to 2.75 to 1.0.
Under our credit facility, in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2019. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.3% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At March 31, 2015, we had no outstanding borrowings under our senior secured revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been 2.19%. As of March 31, 2015, we had $59.3 million of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of March 31, 2015, our interest rate was 2.19%. The term loan includes monthly principal payments of $1.1 million through March 31, 2017, increasing to $1.7 million through the maturity date. The remaining $40.5 million is due in April 2019.
Senior secured notes and refinancing under a term loan. During the fiscal year ended March 31, 2015, in connection with the Amendment, we incurred $0.3 million of fees, which we have deferred and will recognize as interest expense over the life of the term loan. On May 20, 2013, we utilized the proceeds from our new variable rate term loan to redeem the remaining $118.1 million of aggregate principal amount outstanding of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15.5 million in redemption premiums and expensed the remaining $4.0 million of associated deferred debt issuance costs. In the year ended March 31, 2013, the Company made partial redemptions of the senior secured notes in the amount of $21.0 million. As a result of the redemptions, we recognized $0.9 million as an acceleration of deferred debt issuance cost amortization and paid $0.6 million in call premiums.

Interest rate swap. In June 2013, the Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the interest rate swap agreement we pay a fixed amount and receive payments based on a variable interest rate. Since October 1, 2014 our interest expense on outstanding principal amounts was fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5.2 million of average outstanding principal remain unhedged, increasing to $49.8 million for the period from May 1, 2018 to April 19, 2019.
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
During the first quarter of fiscal 2014 and following the redemption of our senior secured notes, we estimated that domestic U.S. cash flow will be able to service our future debt service obligations and therefore we adopted a permanent reinvestment position whereby we expect to permanently reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by our foreign operations. As a result of this policy, we will not accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries. If we were to repatriate foreign earnings, we would incur additional income tax expense. This policy change resulted in the decrease in our effective tax rate from 35.1% of pretax income in fiscal 2013 to an effective rate of approximately 25.5%, before discrete events for fiscal 2014.
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of most foreign earnings. At March 31, 2015, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $106 million of available earnings in our foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $8 million to $10 million.

Future capital requirements. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including our credit facility borrowings, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

In fiscal 2015, we invested $6.1 million in capital expenditures, of which $3.9 million related to the building of our new tube bundle facility and our San Marcos, Texas warehouse expansion. We invested $0.3 million in the development of a new heat tracing design software solution which we anticipate will be released in June 2015. In fiscal 2015, we commenced a multi-year implementation of our enterprise resource planning software and incurred expenses of $0.2 million. The remaining $1.7 million represents our annual investments in technology, furniture and fixture replacements, and capital maintenance. Going forward, we expect to invest approximately $9.1 million in fiscal 2016, including $3.7 million of investments related to the expansion of our tube bundle manufacturing facility, including new equipment. We estimate we will incur approximately $0.9 million related to our multi-year ERP upgrade and $0.5 million for translation services on our various global websites. The remaining $4.0 million relates to maintenance capital expenditures including new manufacturing equipment, computers and equipment for our growing workforce, and software licenses.

Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

Net cash provided by operating activities totaled $51.7 million for fiscal 2015 compared to $46.1 million for fiscal 2014, an increase of $5.6 million. Our net income increased from $25.8 million in fiscal 2014 to $49.4 million in fiscal 2015. The lower net income in fiscal 2014 is primarily attributable to $15.5 million in call premiums paid for the redemption of our senior secured notes. The use of cash incurred with the redemption of our senior secured notes is added to operating activities and reduced from financing activities to more accurately reflect cash provided by operations in fiscal 2014. In addition to the call premiums paid, we also incurred a $4.0 million non-cash charge related to the acceleration of unamortized deferred debt issuance cost. After adjusting for the debt transactions, fiscal 2015 net income increased $4.1 million as compared to fiscal 2014. In fiscal 2015 our stock compensation expense increased $1.1 million as a result of incremental shares granted in fiscal 2015. Our comparative change of deferred taxes represented an incremental use of cash of $2.7 million.

In fiscal 2015, increases in accounts receivable resulted in a use of cash of $12.2 million compared to a source of cash of $2.9 million in fiscal 2014. The $15.1 million comparative change in accounts receivable is primarily due to increased revenue in the fourth quarter of fiscal 2015, the impact of foreign currency exchange rates as well as timing of our collections. In fiscal 2015 and 2014, our inventory increased representing a use of cash of $6.9 million in fiscal 2015 as compared to a use of cash of $3.5 million fiscal 2014. The increased use of cash in fiscal 2015 is due to our increased inventory on hand to provide faster lead times. Our accounts payable and accrued liabilities in fiscal 2015 represented a source of cash of $8.1 million compared to a use of cash of $14.2 million in fiscal 2014, representing a comparative increase of $22.3 million. In fiscal 2015, the increase in accrued expenses is primarily due to an increase of $5.4 million in our accrued incentive bonus accrual as we met our internal targets established by our Board of Directors in fiscal 2015 where we did not in fiscal 2014. The comparative change in our income tax payable balance represented a comparative source of cash of $3.9 million in fiscal 2015, due to our higher pre-tax income.

Net cash used in investing activities totaled $10.0 million for fiscal 2015 compared to $5.4 million for fiscal 2014, an increase of $4.6 million. In fiscal 2015 and fiscal 2014, we spent $6.1 million and $3.4 million, respectively, to purchase property, plant and equipment. The increase of $2.7 million is primarily attributable to expenditures in fiscal 2015 of $3.9 million paid for the expansions of our tube bundle and warehouse facilities. In fiscal 2015 we paid $3.9 million to acquire Unitemp. In fiscal 2014 we paid $2.1 million to our Predecessor owners related to a tax refund that we received relating to prior tax years when the Predecessor owners were in control of the Company.

Net cash used in financing activities totaled $11.8 million in fiscal 2015, compared to $10.6 million for fiscal 2014 an increase of $1.2 million. In fiscal 2014, we redeemed all of the outstanding aggregate principal amount of our 9.5% senior secured notes representing a use of cash of $118.1 million. In connection with the redemption we paid $15.5 million in prepayment redemption premiums. In fiscal 2014, we entered into a term loan agreement whereby we received $135.0 million in proceeds and incurred $1.7 million of debt issuance costs. In fiscal 2015, we paid $0.3 million in deferred debt issuance costs related to the amendment of our our senior secured term loan. In both fiscal 2015 and fiscal 2014 we made principal payments on our term loan totaling $13.5 million. Our proceeds from the exercise of employee stock options decreased $2.8 million in fiscal 2015 and in fiscal 2015 we realized a tax benefit from our outstanding equity awards of $1.6 million whereas in fiscal 2014 we incurred a loss of $0.1 million.

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

On average, less than 20% of our annual revenues are derived from the installation of heat tracing solutions for which we apply construction-type accounting. These construction-related contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Most of our construction contract revenue is recognized using either the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract or as it relates to cost-reimbursable projects, revenue is recognized as work is performed. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims and combining and segmenting contracts. We utilize the cost-to-cost approach to measure the extent of progress toward completion, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of total estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontractors; labor productivity; schedule durations, including subcontractors and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates as contracts progress is reflected in the period in which these changes become known, including the recognition of any losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our construction contract accounting, actual results could differ from those estimates. Our historical construction contract cost estimates have generally been accurate, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or the methodology used to calculate these estimates.

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and “field” services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenues associated with the sale of a product are recognized upon delivery, while the revenue for engineering and field services are recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence (“VSOE”), if available, Third Party Evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We are currently evaluating the impact Accounting Standard Update 2014-9 will have on our performance obligations and the method which we determine and allocate the price of our contracts.
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

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $0.8 million as of March 31, 2015 and 2014. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $1.1 million and $0.9 million at March 31, 2015 and 2014, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Valuation of long-lived, goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as a single reportable segment with four geographic reporting units, each of which are assessed. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets; and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. The Company determined that no impairment of goodwill existed during fiscal 2015 and fiscal 2014.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark, then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2015 or fiscal 2014.

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
We estimate that domestic U.S. cash flow will be able to service our future debt service obligations and therefore we have adopted a permanent reinvestment position whereby we expect to permanently reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by our foreign operations. As a result of this policy, we no longer accrue a tax liability in anticipation of future dividends from our foreign subsidiaries.

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

Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (Topic 606), which amends the existing revenue recognition requirements and guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is not permitted. The Company will adopt the standard on April 1, 2017. We have not selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Interest- In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-3 "Interest-Imputation of Interest" (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance does not change the current guidance related to the recognition and measurement of debt issuance costs. The amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We are currently evaluating when to adopt this ASU, if the standard update was adopted as of March 31, 2015,our outstanding debt obligation would have been reduced by $1.4 million and $1.5 million as of March 31, 2015 and 2014, respectively. The adoption of this guidance will have no impact on the presentation of our statement of operations .

Non-GAAP Financial Measures

Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted net income," "Free cash flow" and "Return on equity" which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted net income" and "Adjusted fully diluted earnings per share (or EPS)" represent net income before certain transaction expenses and debt redemptions, debt extinguishment, refinancing of our revolving credit facility, certain discrete tax items, expenses related to the release of a liability for uncertain tax positions, the release of a deferred tax liability for foreign earnings we no longer expect to repatriate and a non-recurring gain related to the settlement of our escrow account with the Predecessor owners, per fully-diluted common share. "Adjusted EBITDA" represents net income before interest expense (net of interest income), income tax expense, depreciation and amortization expense and other non-cash charges such as stock-based compensation expense, and expenses incurred with transactions not associated with our ongoing operations, such as the loss on the retirement of debt. "Return on equity" represents "Adjusted EBITDA" for each period divided by average total shareholders' equity for each respective twelve month period ended March 31. "Free cash flow" represents cash provided by operations less cash used for the purchase of property, plant and equipment. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S Dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies.

We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, Adjusted net income, or Return on equity. Adjusted EPS, Adjusted EBITDA, Adjusted net income, and Return on equity should be considered in addition to, not as substitutes for, income from operations, net income, net income per share, net cash provided by operating activities and other measures of financial performance reported in accordance with GAAP. We provide Free cash flow as a measure of our liquidity. Our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted net income, Free cash flow and Return on equity may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income to Adjusted EBITDA and Return on equity for the periods presented:

	Year Ended March 31,
	2015	2014	2013
Net income	$49,386	$25,799	$26,974
Interest expense, net	4,105	9,773	15,113
Income tax expense	13,176	6,964	14,576
Depreciation and amortization	14,143	14,178	13,831
Stock-based compensation	3,295	2,203	1,341
Gain on settlement of CHS Transactions	(931)	—	—
Loss on retirement of debt (a)	—	15,485	—
Secondary offering expenses (b)	—	—	536
Adjusted EBITDA	$83,174	$74,402	$72,371

Average total shareholders' equity for the twelve month period ended March 31	261,116	238,257	209,264

Return on Equity - non-GAAP basis	32%	31%	35%

(a)
In fiscal 2014, we redeemed all $118.1 million of outstanding aggregate principal amount of our 9.5% senior secured notes. In connection with the redemption, we paid $15.5 million in related redemption premiums.

(b)
Represents legal, financial and other advisory and consulting fees and expenses incurred during fiscal 2013 in connection with our shelf registration and secondary offering in which our former private equity sponsors sold 11.5 million shares of our common stock.

The following table reconciles net income to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2015	2014	2013
Net income	$49,386	$25,799	$26,974
Premium charges on long term debt	—	15,485	—
Acceleration of unamortized debt costs	—	4,010	2,318
Discrete tax items related to the CHS Transactions	—	(575)	—
Release of liability for uncertain tax positions	—	(1,047)	—
Release of deferred tax liability for undistributed foreign earnings	(3,224)	—	—
Secondary offering expenses	—	—	536
Release of valuation allowance for foreign net operating loss carry forward	(634)	—	—
Gain on settlement of CHS Transactions	(931)
Tax effect of financial adjustments	—	(5,088)	(1,007)

Adjusted Net Income - non-GAAP basis	$44,597	$38,584	$28,821
Adjusted fully-diluted earnings per common share - non-GAAP basis	$1.38	$1.20	$0.91

Fully-diluted common shares - non-GAAP basis (thousands)	32,407	32,154	31,797

The following table reconciles cash provided by operating activities to Free cash flow for the periods presented:

	Year Ended March 31,
	2015	2014	2013
Cash provided by operating activities	51,731	46,114	41,370
Less: Purchases of property, plant and equipment	(6,075)	(3,367)	(6,264)
Free cash flow provided	45,656	42,747	35,106

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 63% of our fiscal 2015 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, Brazilian Real, South African Rand, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

During fiscal 2012, we established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2015 and 2014, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $8.2 million.

During fiscal 2015, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.9 million for fiscal 2015. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $2.4 million for fiscal 2015. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.3 million for fiscal 2015. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.4 million for fiscal 2015.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transaction losses on our consolidated statements of operations were losses of $1.3 million and $0.6 million in fiscal 2015 and fiscal 2014, respectively.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were losses of $32.7 million and $6.7 million in fiscal 2015 and fiscal 2014, respectively. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Interest rate risk and foreign currency risk relating to debt. Any borrowings on our term loan and revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. During fiscal 2014, we entered into an interest rate swap agreement that fixed our interest rate on the variable rate term loan at 3.12% as of March 31, 2015. During fiscal 2015, we did not draw on our revolving credit facility. If there had been any outstanding revolving credit facility borrowings, at March 31, 2015, the interest rate would have been approximately 2.19%. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide assurance that historical borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2015, we had $108.0 million of outstanding principal on our variable rate term loan. Based on outstanding borrowings, a 1% change in the interest rate would result in a $1.1 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that any increase or decrease in interest rates on our term loan borrowings will be largely offset by gains or losses from our variable to fixed interest rate swap.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Thermon Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermon Group Holdings, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thermon Group Holdings, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 1, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
June 1, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Thermon Group Holdings, Inc.:

We have audited Thermon Group Holdings, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thermon Group Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Thermon Group Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thermon Group Holdings, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years then ended, and our report dated June 1, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
June 1, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Thermon Group Holdings, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders' equity and cash flows of Thermon Group Holdings, Inc. and subsidiaries for the year ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the cash flows of Thermon Group Holdings, Inc. and subsidiaries for the year ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Antonio, Texas
June 10, 2013

Thermon Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, except share and per share data)

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013

Sales	$308,578	$277,323	$284,036
Cost of sales	153,874	142,153	151,204
Gross profit	154,704	135,170	132,832
Operating expenses:
Marketing, general and administrative and engineering	76,868	65,463	64,633
Amortization of intangible assets	10,775	11,090	11,211
Income from operations	67,061	58,617	56,988
Other income/(expenses):
Interest income	460	246	112
Interest expense	(4,565)	(10,019)	(15,225)
Loss on retirement of senior secured notes	—	(15,485)	—
Other expense	(394)	(596)	(325)
Income before provision for income taxes	62,562	32,763	41,550
Income tax expense	13,176	6,964	14,576
Net income	$49,386	$25,799	$26,974
Other comprehensive income:
Net income	$49,386	$25,799	$26,974
Foreign currency translation adjustment	(32,667)	(6,724)	(4,133)
Derivative valuation, net of tax	(404)	70	—
Other	(449)	—	(304)
Total comprehensive income	$15,866	$19,145	$22,537
Net income per common share:
Basic	$1.54	$0.82	$0.88
Diluted	1.52	0.80	0.85
Weighted-average shares used in computing net income per common share:
Basic	32,027,115	31,595,019	30,796,675
Diluted	32,407,266	32,153,912	31,796,830

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2015	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$93,774	$72,640
Accounts receivable, net of allowance for doubtful accounts of $785 and $751 as of March 31, 2015 and 2014, respectively	60,441	52,578
Inventories, net	41,008	37,316
Costs and estimated earnings in excess of billings on uncompleted contracts	6,804	2,880
Income taxes receivable	—	3,310
Prepaid expenses and other current assets	5,128	5,058
Deferred income taxes	3,549	2,046
Total current assets	210,704	175,828
Property, plant and equipment, net	34,824	31,532
Goodwill	105,232	114,112
Intangible assets, net	100,813	118,917
Debt issuance costs, net	1,358	1,528
Other long term assets	378	263
Total assets	$453,309	$442,180
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,145	$17,066
Accrued liabilities	17,417	9,869
Current portion of long term debt	13,500	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	2,366	1,749
Income taxes payable	2,710	956
Obligations due to settle the CHS Transactions	—	567
Total current liabilities	53,138	43,707
Long-term debt, net of current maturities	94,500	108,000
Deferred income taxes	30,835	37,617
Other noncurrent liabilities	3,070	2,390
Total liabilities	181,543	191,714
Common stock: $.001 par value; 150,000,000 authorized; 32,082,393 and 31,920,865 shares issued and outstanding at March 31, 2015 and 2014, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	213,885	208,451
Accumulated other comprehensive loss	(41,400)	(7,880)
Retained earnings	99,249	49,863
Shareholders’ equity	271,766	250,466
Total liabilities and shareholders' equity	$453,309	$442,180

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)
	Common Stock Outstanding	Stock/Capital Account	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2012	30,208,084	$192,028	$(2,910)	$3,362	$192,480
Issuance of common stock in exercise of stock options	1,086,486	5,558	—	—	5,558
Stock-based compensation expense	—	1,341	—	—	1,341
Issuance of restricted stock as deferred compensation to employees and directors	13,012	—	—	—	—
Excess tax deduction from stock option exercises	—	4,131	—	—	4,131
Net income	—	—	26,974	—	26,974
Foreign currency translation adjustment	—	—	—	(4,133)	(4,133)
Other	—	—	—	(304)	(304)
Balances at March 31, 2013	31,307,582	$203,058	$24,064	$(1,075)	$226,047
Issuance of common stock in exercise of stock options	566,487	3,340	—	—	3,340
Issuance of restricted stock as deferred compensation to employees and directors	17,416	—	—	—	—
Issuance of common stock as deferred compensation to employees	18,786	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	10,594	—	—	—	—
Stock compensation expense	—	2,203	—	—	2,203
Excess tax deduction from stock options	—	(118)	—	—	(118)
Net income	—	—	25,799	—	25,799
Foreign currency translation adjustment	—	—	—	(6,724)	(6,724)
Interest Rate Swap	—	—	—	(81)	(81)
Balances at March 31, 2014	31,920,865	$208,483	$49,863	$(7,880)	$250,466
Issuance of common stock in exercise of stock options	88,050	547	—	—	547
Issuance of common stock as deferred compensation to directors	11,956	—	—	—	—
Issuance of common stock as deferred compensation to employees	46,360	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	15,162	—	—	—	—
Stock compensation expense	—	3,295	—	—	3,295
Excess tax deduction from stock options	—	1,592	—	—	1,592
Net income	—	—	49,386	—	49,386
Foreign currency translation adjustment	—	—	—	(32,667)	(32,667)
Interest rate swap	—	—	—	(404)	(404)
Other	—	—	—	(449)	$(449)
Balances at March 31, 2015	32,082,393	$213,917	$99,249	$(41,400)	$271,766

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Consolidated Statement of Cash Flows
(Dollars in Thousands)

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Operating activities
Net income	$49,386	$25,799	$26,974
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,143	14,178	13,831
Amortization of debt costs	464	4,572	3,321
Stock compensation expense	3,295	2,203	1,341
Deferred income taxes	(7,164)	(4,429)	(1,919)
Premiums paid on redemptions, included as financing activities	—	15,485	—
Other non-cash operating activities	1,833	(177)	551
Changes in operating assets and liabilities:
Accounts receivable	(12,242)	2,894	(7,120)
Inventories	(6,862)	(3,500)	3,389
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,512)	648	(1,807)
Other current and noncurrent assets	(841)	1,477	611
Accounts payable	(297)	(3,157)	4,895
Accrued liabilities and noncurrent liabilities	8,396	(11,069)	(3,354)
Income taxes payable	5,132	1,190	657
Net cash provided by operating activities	51,731	46,114	41,370
Investing activities
Purchases of property, plant and equipment	(6,075)	(3,367)	(6,264)
Cash paid for acquisitions	(3,890)	—	—
Cash paid to settle the CHS Transactions	—	(2,055)	(289)
Net cash used in investing activities	(9,965)	(5,422)	(6,553)
Financing activities
Proceeds from long term debt	—	135,000	—
Payments on senior secured notes	—	(118,145)	(21,000)
Payments on long term debt	(13,500)	(13,500)	—
Proceeds or payments on revolving lines of credit	—	—	—
Lease financing, net	(186)	59	—
Issuance costs associated with debt financing	(290)	(1,728)	(248)
Issuance of common stock including exercise of stock options	547	3,340	5,558
Benefit (loss) from excess tax deduction from option exercises	1,592	(118)	4,131
Premium paid on redemption of senior secured notes	—	(15,485)	(630)
Net cash used in financing activities	(11,837)	(10,577)	(12,189)
Effect of exchange rate changes on cash and cash equivalents	(8,795)	(1,321)	(249)
Change in cash and cash equivalents	21,134	28,794	22,379
Cash and cash equivalents at beginning of period	$72,640	43,847	21,468
Cash and cash equivalents at end of period	$93,774	$72,640	$43,847
Cash paid for interest and income taxes
Interest	$4,057	$10,138	$12,734
Income taxes paid	$17,262	$11,098	$10,639
Income tax refunds received	$3,577	$2,004	$207

The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
March 31, 2015

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC (“CHS”) and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC (“Predecessor”) for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the “management investors”) and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the “CHS Transactions”). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We refer to CHS and the two other private equity fund investors collectively as “our former private equity sponsors.”

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 63%, 67% and 71%, of the Company's consolidated sales and $40,069, $39,078 and $36,358 of the Company's consolidated pretax income for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and 53% and 55%, of the Company's consolidated total assets at March 31, 2015 and 2014, respectively.

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

The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $785 and $751 as of March 31, 2015 and 2014, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2012	$1,434
Reduction in reserve	(21)
Write-off of uncollectible accounts	(272)
Balance at March 31, 2013	1,141
Reduction in reserve	(175)
Write-off of uncollectible accounts	(215)
Balance at March 31, 2014	751
Additions charged to expense	175
Write-off of uncollectible accounts	(141)
Balance at March 31, 2015	$785

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

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and “field” services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenues associated with the sale of a product are recognized upon delivery, while the revenue for engineering and field services are recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence (“VSOE”), if available, Third Party Evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We are currently evaluating the impact Accounting Standard Update 2014-9 will have on our performance obligations and the method which we determine and allocate the price of our contracts.
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

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as a single reportable segment with four geographic reporting units, each of which are assessed. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test. In the first step of the goodwill impairment test, the reporting unit's carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the "implied fair value" requires us to allocate the estimated value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge will be recorded. The Company determined that no impairment of goodwill existed during fiscal 2015, fiscal 2014 or fiscal 2013.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2015, fiscal 2014 or fiscal 2013.

Debt Issuance Costs

The Company defers the costs associated with debt and financing arrangements. These costs are amortized over the life of the loan or financing as interest expense using the effective interest method. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2015, fiscal 2014 and fiscal 2013 were $464, $4,572 and $3,321, respectively. Included in these amounts are the acceleration of amortization associated with redemptions of our senior secured notes and our prior revolving credit facility.

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

During fiscal 2014, we adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of this policy, we do not accrue a tax liability in anticipation of future dividends from our foreign subsidiaries.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal 2015, fiscal 2014 and fiscal 2013 were $2,907, $3,008 and $2,832, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of goods sold and freight collections from customers is included as part of sales.

Economic Dependence

No customer represented more than 10% of the Company's accounts receivable at March 31, 2015 and March 31, 2014, or sales for fiscal 2015, fiscal 2014 or fiscal 2013.

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

Interest- In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-3 "Interest-Imputation of Interest" (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of the note. The guidance does not change the current guidance related to the recognition and measurement of debt issuance costs. The amortization of debt issuance costs will continued to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We are currently evaluating when to adopt this ASU, if the standard update was adopted as of March 31, 2015, our outstanding debt obligation would have been reduced by $1,358 and $1,528 as of March 31, 2015 and 2014, respectively. The adoption of this guidance will have no impact on the presentation of our Statement of Operations .
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2015 and 2014, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value follows:

	March 31, 2015		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Senior secured credit facility	$108,000	$108,000	$121,500	$121,500	Level 2 - Market Approach

At March 31, 2015 and 2014, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.

Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2015 and 2014, the notional amounts of forward contracts were as follows:

Notional amount of foreign exchange forward contracts by currency
	March 31, 2015	March 31, 2014
Russian Ruble	$1,374	$772
Euro	467	2,386
Canadian Dollar	243	—
South Korean Won	3,347	532
Indian Rupee	—	2,574
Mexican Peso	873	1,077
Australian Dollar	1,104	147
Japanese Yen	815	296
Great Britain Pound	—	202
Chinese Renminbi	—	192
Total notional amounts	$8,223	$8,178

	March 31, 2015		March 31, 2014
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$87	$110	$35	$93
Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were losses of $559 and $309 for fiscal 2015 and fiscal 2014, respectively. In fiscal 2013, we realized a gain of $3 on our foreign currency forward contracts. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $1,254, $613, and $423 for fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Foreign currency gains and losses are recorded within other expense in our consolidated statements of operations and comprehensive income.
Interest Rate Swap
On June 13, 2013, the Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the agreement we will pay a fixed amount and receive or make payments based on a variable rate. Effective July 1, 2013, the Company designated the interest rate swap contract as a cash flow hedge pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counter-party creditworthiness. At each reporting period our interest rate swap contract is adjusted to fair value based on dealer quotes, which consider forward curves and volatility levels (Level 2). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying consolidated balance sheets. As of March 31, 2015 and 2014, the fair value of the interest rate swap contract was an unrealized loss of $612 and an unrealized gain of $108, respectively. The change in fair value of the derivative instrument is recorded in accumulated other comprehensive loss to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. Since October 1, 2014, our interest rate on outstanding principal amounts has been fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal on our variable rate term loan through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments on approximately $5,200 on average outstanding principal remain unhedged as of March 31, 2015, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31, 2015
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized gain/(loss) at beginning of the period	$(125)	$(44)	$(81)
Add: gain/(loss) from change in fair value of cash flow hedge	(1,755)	(614)	(1,141)
Less: loss reclassified into earnings from effective hedge	(1,090)	(382)	(708)
Less: ineffective portion of hedge transferred into earnings	(44)	(15)	(29)
Unrealized loss at end of the period	$(746)	$(261)	$(485)

	Year Ended March 31, 2014
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized gain/(loss) at beginning of the period	$—	$—	$—
Add: gain/(loss) from change in fair value of cash flow hedge	(1,060)	(371)	(689)
Add: non-fair value derivative asset transferred into accumulated other comprehensive income	(325)	(114)	(211)
Less: loss reclassified into earnings from effective hedge	(1,226)	(429)	(797)
Less: ineffective portion of hedge transferred into earnings	(34)	(12)	(22)
Unrealized loss at end of the period	$(125)	$(44)	$(81)

We did not have any interest rate swaps during fiscal 2013.
Transfers out of accumulated other comprehensive loss
During the fiscal years ended March 31, 2015 and 2014, $1,090 and $1,226 were transferred out of accumulated other comprehensive loss related to realized losses on our interest rate swap contract, respectively. During the fiscal years ended March 31, 2015 and 2014 we incurred losses of $44 and $34, respectively, related to hedge ineffectiveness.

3. Net Income per Common Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assumed that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share for fiscal 2015, 2014, and 2013 the only periods in which the performance stock units were outstanding.
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for fiscal 2015, fiscal 2014, and fiscal 2013, respectively, is as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Basic net income per common share
Net income	$49,386	$25,799	$26,974
Weighted-average common shares outstanding	32,027,115	31,595,019	30,796,675
Basic net income per common share	$1.54	$0.82	$0.88

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Diluted net income per common share
Net income	$49,386	$25,799	$26,974
Weighted-average common shares outstanding	32,027,115	31,595,019	30,796,675
Common share equivalents:
Stock options issued	291,018	502,886	953,710
Restricted and performance stock units issued	89,133	56,007	46,445
Weighted average shares outstanding – dilutive	32,407,266	32,153,912	31,796,830
Diluted net income per common share	$1.52	$0.80	$0.85

For the years ended March 31, 2015 and 2014, 48,728 and 168,118 equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect. In fiscal 2013, all equity awards were dilutive and included in the calculation above.

4. Inventories
Inventories consisted of the following at March 31:

	2015	2014
Raw materials	$12,299	$12,036
Work in process	5,060	2,200
Finished goods	24,765	23,973
	42,124	38,209
Valuation reserves	(1,116)	(893)
Inventories, net	$41,008	$37,316

The following table summarizes the annual changes in our valuation reserve accounts:

Balance at March 31, 2012	$1,094
Additions charged to expense	179
Charged to reserve	(197)
Balance at March 31, 2013	1,076
Reduction in reserve	(129)
Charged to reserve	(54)
Balance at March 31, 2014	893
Additions charged to expense	279
Charged to reserve	(56)
Balance at March 31, 2015	$1,116

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2015	2014
Land, buildings and improvements	$19,046	$19,874
Machinery and equipment	14,482	13,641
Office furniture and equipment	3,877	3,491
Internally developed software	1,789	1,744
Construction in Progress	6,614	1,732
Property, plant and equipment at cost	45,808	40,482
Accumulated depreciation	(10,984)	(8,950)
Property, plant and equipment, net	$34,824	$31,532

Depreciation expense was $3,369, $3,088 and $2,619, in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Included within depreciation expense was amortization of internally developed software of $341, $368, and $237, in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

6. Acquisition, Goodwill and Other Intangible Assets

Unitemp Transaction

On March 2, 2015, Thermon South Africa Pty. Ltd., a wholly owned indirect subsidiary of the Company acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp cc (Unitemp or the Unitemp Transaction). The results of Unitemp's operations have been included in the consolidated financial statements since that date. Unitemp offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa through its headquarters in Cape Town, South Africa and a branch location in Johannesburg, South Africa. The acquisition is expected to strengthen the Company's presence in the region and leverage the pre-existing sales channels that Unitemp has in the region. The goodwill of $1,630 arising from the acquisition relates to aforementioned benefits of the acquisition. The Company paid cash consideration of $3,890.

Consideration to or on behalf of sellers at close	$3,890
Fair value of total consideration transferred	$3,890

The following table summarizes the preliminary fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,346
Inventories	655
Other current assets	21
Property, plant and equipment	77
Identifiable intangible assets	1,294
Goodwill	1,630
Total assets	5,023
Liabilities assumed:
Current liabilities	415
Noncurrent deferred tax liability	718
Total liabilities	1,133
Purchase price	$3,890

The fair value of accounts receivables represents the Company's best estimate of the outstanding receivables as of the acquisition that we estimate we will collect. In total, the gross balance due is $1,346 of which we estimate all to be collectable.

In total, $34 of costs were incurred related to the Unitemp Transaction.

Our provisional estimate of other intangible assets at March 31, 2015 that were related to the Unitemp Transaction consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015

Trademarks	8 years	$780	$8	$772
Developed Technology	3 years	107	3	104
Customer Relationships	5 years	368	6	362
Total		$1,255	$17	$1,238

The weighted average useful life of acquired finite lived intangible assets related to Untiemp transaction is 6.7 years.

At March 31, 2015, approximately $351 of the purchase price was held in escrow to secure the indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

The carrying amount of goodwill as of March 31, 2015, is as follows:

Amount
Balance as of March 31, 2014	$114,112
Goodwill acquired	1,630
Foreign currency translation impact	(10,510)
Balance as of March 31, 2015	$105,232

The Company does not expect goodwill recorded to be deductible for tax purposes.

Intangible assets from the CHS Transactions at March 31, 2015 and March 31, 2014 consisted of the following:

	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015	Gross Carrying Amount at March 31, 2014	Accumulated Amortization	Net Carrying Amount at March 31, 2014
Trademarks	$43,034	$—	$43,034	$47,042	$—	$47,042
Developed technology	9,862	(2,469)	7,393	10,781	(2,167)	8,614
Customer relationships	92,581	(44,195)	48,386	99,578	(37,383)	62,195
Backlog	9,129	(9,129)	—	9,874	(9,874)	—
Certification	449	—	449	498	—	498
Other	1,630	(1,317)	313	1,630	(1,062)	568
Total	$156,685	$(57,110)	$99,575	$169,403	$(50,486)	$118,917

Trademarks and certifications have indefinite lives. Developed technology, customer relationships, backlog and other intangible assets have estimated lives of 20 years, 10 years, 4 months and 6 years, respectively. The weighted average useful life for the group is 10 years. Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2015 and 2014 were the result of foreign currency translation adjustments.

The Company recorded amortization expense of $10,775, $11,090, and $11,211 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively for intangible assets . Annual amortization of intangible assets for the next five years and thereafter will approximate the following:

2016	$10,422
2017	10,260
2018	10,165
2019	10,131
2020	10,126
Thereafter	6,226
Total	$57,330

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2015	March 31, 2014
Accrued employee compensation and related expenses	$11,040	$5,043
Customer prepayment	633	1,235
Warranty reserve	429	645
Professional fees	1,568	1,250
Sales tax payable	1,058	707
Other	2,689	989
Total accrued current liabilities	$17,417	$9,869

8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,341 at March 31, 2015). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No amounts were outstanding on this facility at March 31, 2015 and 2014.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,278 at March 31, 2015). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under the facility at March 31, 2015 and 2014.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of 325 Australian Dollars (equivalent to $250 at March 31, 2015). The facility is collateralized by real estate. No amounts were outstanding under the facility at March 31, 2015 and 2014.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $376 at March 31, 2015). No amounts were outstanding under the Japanese revolving credit facility at March 31, 2015 and 2014.
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at March 31, 2015 and 2014.
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2015	March 31, 2014
Variable Rate Term Loan, due April 2018	108,000	121,500
Less current portion	(13,500)	(13,500)
	$94,500	$108,000

Senior secured credit facility
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

Under our credit facility, in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2019. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.3% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At March 31, 2015, we had no outstanding borrowings under our senior secured revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been 2.19%. As of March 31, 2015, we had $59,251 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of March 31, 2015, our interest rate was 2.19%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due in April 2019.
Senior secured notes and refinancing under a term loan. During the year ended ended March 31, 2015, in connection with the Amendment, we incurred $290 of fees, which we have deferred and will recognize as interest expense over the life of the term loan. On May 20, 2013, we utilized the proceeds from our variable rate secured term loan to redeem the remaining $118,145 of aggregate principal amount outstanding of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15,485 in call premiums and expensed the remaining $4,010 of associated deferred debt issuance costs. In the year ended March 31, 2013, the Company made partial redemptions of the senior secured notes in the amount of $21,000. As a result of the redemption, we recognized $871 as an acceleration of deferred debt issuance cost amortization and paid $630 in call premiums.
Interest rate swap. In June 2013, the Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreement, we pay a fixed amount and receive payments based on a variable interest rate. As of March 31, 2015 our interest rate on outstanding principal amounts was fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5,200 of average outstanding principal remain unhedged as of March 31, 2015, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
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
Restrictive covenants. The credit facility contains various restrictive covenants that, among other things, restrict, subject to certain negotiated exceptions, our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of March 31, 2015, we were in compliance with all financial covenants of the credit facility.

Maturities of long-term debt are as follows for the fiscal years ended March 31:

2016	$13,500
2017	13,500
2018	20,250
2019	20,250
2020	40,500
Total	$108,000
10. Related-Party Transactions
Since the acquisition by our former private equity sponsors that was completed on April 30, 2010, we have paid certain amounts to the Predecessor owners in settlement of CHS Transactions and have also received certain amounts that were identified as potential indemnity items at the time of the transaction. Certain members of our current management continue to be investors in the Predecessor ownership fund. Therefore these payments made and received are considered to be related party transactions.
During fiscal 2015, the private equity firm representing our Predecessor owners expressed an interest in obtaining a release of the remaining indemnity fund of $3,589 and closing their fund. We agreed to the release after reserving for certain indemnity items already paid as well as an estimate for other potential liabilities. The settlement amount of $1,700 was paid with cash of $1,133 and a release of amounts due to the Predecessor owners of $567 which was reported on our March 31, 2014 consolidated balance sheet as “Obligations due to settle the CHS Transactions.” After offsetting certain indemnity items already included in our consolidated balance sheet and consolidated statement of operations, we recorded miscellaneous income of $931. We have released the Predecessor owners from any further obligations in the event of any breaches of representation and warranties contained in the definitive agreements. See Note 12, “Commitments and Contingencies.”
During fiscal 2014, we paid $2,055 to the Predecessor owners which related to an income tax refund from periods in which they were in control of the Company. Separately, during fiscal 2014, “Obligations due to settle the CHS Transactions" was reduced by $617, of which $42 was withheld for professional fees incurred by the Company in connection with a concluded audit by the United States Internal Revenue Service, the remaining $575 was determined not to be payable to the Predecessor owners of the Company.

11. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $1,456, $1,579, and $1,458 in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain profitability objectives. The Company recorded approximately $7,491, $1,272, and $4,268 for incentive compensation earned in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

12. Commitments and Contingencies

At March 31, 2015, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $11,840. Of this amount, $1,388 is secured by cash deposits at the Company's financial institutions and an additional $749 represents a reduction of the available amount of the Company's short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2015 and 2014, was approximately $1,388 and $1,307, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $2,904, $3,033, and $2,362 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Future minimum annual lease payments under these leases are as follows for the fiscal years ended March 31:

2016	$2,672
2017	1,700
2018	1,441
2019	734
2020	665
Thereafter	1,238
$8,450

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $2,225, $2,060, and $1,160 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2016	$1,070
2017	345
2018	127
2019	46
2020	—
Thereafter	—
$1,588

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2015, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
During fiscal 2015 we agreed to release the Predecessor owners from any further indemnity obligations. See Note 10, “Related Party Transactions.” In exchange for this release, we received $1,700 for indemnity items that we have already paid and an estimate of potential contingencies associated with specific indemnity items. After offsetting certain indemnity items already included in our financial statements, we recorded miscellaneous income of $931. The identified contingencies relate to disputes with government agencies in India where we have estimated the outcome and included the expected settlement as a liability in our consolidated balance sheet.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business that would materially impact our results of operations or our financial postilion. We can give no assurances we will prevail in any of these matters.

Changes in the Company's warranty reserve are as follows

Balance at March 31, 2012	$857
Reserve for warranties issued during the period	15
Settlements made during the period	(320)
Balance at March 31, 2013	$552
Reserve for warranties issued during the period	364
Settlements made during the period	(271)
Balance at March 31, 2014	$645
Reserve for warranties issued during the period	368
Settlements made during the period	(584)
Balance at March 31, 2015	$429

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
Unvested options outstanding are scheduled to vest over five years with 20% vesting on the anniversary date of the grant each year. Stock options must be exercised within 10 years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During fiscal 2015, we did not make any changes in accounting principles or methods of estimates relating to stock-based compensation expense.
Stock Options

A summary of stock option activity under our Stock Plans for fiscal 2015, fiscal 2014 and fiscal 2013 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2012	2,179,625	$5.74
Granted	56,532	21.52
Exercised	(1,086,486)	5.31
Forfeited	(16,891)	7.98
Balance at March 31, 2013	1,132,780	$6.98
Exercised	(566,487)	5.90
Forfeited	(7,827)	15.73
Balance at March 31, 2014	558,466	$7.96
Exercised	(88,050)	6.87
Forfeited	(5,374)	12.04
Balance at March 31, 2015	465,042	$8.12
For fiscal 2015, fiscal 2014 and fiscal 2013 the intrinsic value of stock option exercises was $1,654, $10,285, and $18,387, respectively. For the fiscal years ended March 31, 2015 and 2013, the Company recognized an excess tax deduction for options exercised of $1,592 and $4,131, respectively, and was recorded in Additional paid in capital. For the year ended March 31, 2014, the Company had a tax loss in the United States and therefore did not recognize an excess tax deduction from options exercised.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2012	117,600	$5.99
Granted	56,532	12.26
Vested	(23,520)	5.99
Forfeited	(4,386)	8.32
Balance at March 31, 2013	146,226	$8.34
Vested	(33,001)	6.92
Forfeited	(7,827)	8.32
Balance at March 31, 2014	105,398	$8.33
Vested	(26,575)	6.94
Forfeited	(5,374)	6.14
Balance at March 31, 2015	73,449	$7.19

For fiscal 2015, fiscal 2014 and fiscal 2013, we recorded stock based compensation of $3,295, $2,203, and $1,341, respectively. Total unrecognized expense related to non-vested stock option awards was approximately $430 as of March 31, 2015. We anticipate this expense will be recognized over a weighted average period of approximately 1.61 years.

The following table summarizes information about stock options outstanding as of March 31, 2015:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2015	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2015
$5.20	326,415	5.55	$5.20	$6,159,451	326,415	5.55	$5.20	$6,159,451
$9.82	14,439	5.91	9.82	205,756	14,439	5.91	9.82	205,756
$12.00	77,224	6.12	12.00	932,094	34,524	6.12	12.00	416,705
$21.52	46,964	7.34	21.52	119,758	16,215	7.34	21.52	41,348
$5.20-$21.52	465,042	5.82	$8.12	$7,417,059	391,593	5.68	$6.65	$6,823,260
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $24.07 as of March 31, 2015, which would have been received by the option holders had all option holders exercised as of that date.
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

The following table reflects the assumptions used for fiscal 2013. No options were granted in fiscal 2015 or 2014.

Year Ended March 31, 2013
Expected life	6.50
Expected volatility	59.9%
Risk free interest rate	0.98%
Dividend expense yield	—

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

The following table summarizes the activity with regard to unvested restricted stock awards during fiscal 2015, fiscal 2014 and fiscal 2013.

Restricted Stock Awards	Number of Shares	Weighted Average Grant Price
Balance at March 31, 2012	16,136	$12.42
Granted	13,012	21.52
Released	(8,068)	12.42
Forfeited	—	—
Balance of unvested awards at March 31, 2013	21,080	$18.09
Granted	17,416	20.09
Released	(20,980)	18.09
Forfeited	—	—
Balance of unvested awards at March 31, 2014	17,516	$20.09
Granted	—	—
Released	(17,516)	20.09
Forfeited	—	—
Balance of unvested awards at March 31, 2015	—	$—

During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2015, we issued 11,956 fully vested common shares which had a total fair value of $289 based on the closing price of our common stock on the date of issuance.

The following table summarizes the activity with regard to unvested restricted stock units during fiscal 2015, fiscal 2014, and fiscal 2013.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance at March 31, 2012	—	$—
Granted	71,923	21.52
Forfeited	(814)	21.52
Balance at March 31, 2013	71,109	$21.52
Granted	117,904	20.14
Released	(18,786)	21.52
Forfeited	(5,902)	21.52
Balance of unvested units at March 31, 2014	164,325	$20.53
Granted	96,462	24.44
Released	(46,623)	20.67
Forfeited	(15,342)	20.76
Balance of unvested units at March 31, 2015	198,822	$22.38

Based on our closing stock price of $24.07, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2015 was $4,786. Total unrecognized expense related to unvested restricted stock awards was approximately $3,032 as of March 31, 2015. We anticipate this expense to be recognized over a weighted average period of approximately 1.77 years.

Performance Stock Units. During fiscal 2015, 2014 and 2013, performance stock unit awards were issued to our executive officers and had a total grant date fair values of $1,187, $480 and $960, respectively. The performance indicator for these stock awards is based on the market performance of our stock price as compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the performance indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The fair value of the performance stock units will be expensed over three years, whether or not the market condition is met. At the end of each fiscal year, for the awards granted in fiscal 2014 and 2013, one-third of the performance stock units will be evaluated. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares. In fiscal 2015, a target amount of 46,530 performance shares was granted to our named executive officers. The requisite service period required to earn all or a portion of the performance stock units range from the date of the grant through March 31, 2015, 2016 and 2017. The possible number of shares that could be issued related to the fiscal 2015 grants ranges from zero to 93,060. In fiscal 2014, the amount of possible shares to be issued ranged from zero to 58,076 in the aggregate and zero to 29,432 in fiscal 2013. In fiscal 2015, a total of 15,162 shares were issued to our named executive officers related to grants made in fiscal 2014 and 2013. The Company withheld an additional 4,284 shares to satisfy our named executive officers' tax obligations for a total of 19,446 earned in fiscal 2015. In fiscal 2014, 10,594 shares in respect of vested performance stock units were issued to our named executive officers. The Company withheld an additional 1,660 shares, to satisfy our named executive officers' tax obligations, for a total of 12,254 vested shares earned in fiscal 2014. At March 31, 2015, there was $650 in stock compensation that remained to be expensed.

14. Other Expense

Other expense consisted of the follow:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Foreign currency transaction loss	(695)	(304)	(426)
Gain (loss) on foreign exchange forwards	(559)	(309)	3
Gain on Settlement of CHS Transactions	931	—	—
Other	(71)	17	98
	(394)	(596)	(325)

15. Income Taxes

Income taxes included in the consolidated income statement consisted of the following

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Current provision:
Federal provision (benefit)	$8,402	$(1,594)	$3,835
Foreign provision	13,160	12,451	12,352
State provision	324	484	422
Deferred provision:
Federal deferred benefit	(5,063)	(2,515)	(376)
Foreign deferred benefit	(3,498)	(1,790)	(1,646)
State deferred benefit	(149)	(72)	(11)
Total provision for income taxes	$13,176	$6,964	$14,576

Deferred income tax assets and liabilities were as follows:

	March 31,
	2015	2014
Deferred tax assets:
Current
Accrued liabilities and reserves	$2,877	$1,655
Net operating loss carry-forward	195	—
Unrealized gain on hedge	8	39
Inventories	519	399
Total current deferred tax assets	3,599	2,093

Non-current
Foreign tax credit carry forward	57	1,722
Capitalized transaction costs	601	670
Net operating loss carry-forward	488	872
Valuation allowance	(48)	(872)
Stock option compensation	831	796
Interest rate swap included in Other Comprehensive Loss	261	—
Foreign deferred benefits	425	279
Other	91	133
Total non-current deferred tax assets	2,706	3,600

Deferred tax liabilities:
Current
Prepaid expenses	(50)	(47)
Total current deferred tax liabilities	(50)	(47)
Non-current
Intangible assets	(30,444)	(35,088)
Property, plant and equipment	(2,976)	(2,988)
Undistributed foreign earnings	(121)	(3,141)
Total non-current tax liabilities	(33,541)	(41,217)

Net current deferred tax asset	$3,549	$2,046
Net non-current deferred tax liability	$(30,835)	$(37,617)

As of March 31, 2015, the Company had a foreign tax net operating loss carry-forward ("NOL") of $2,142 that does not expire. During the year ended March 31, 2015, the Company made an operational change in the jurisdiction that has the NOL and determined that it could be utilized in future periods. The valuation reserve previously recorded on the associated deferred tax asset was released and the Company recorded a tax benefit of $634.

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
U.S.	$22,493	$(6,315)	$4,951
Non-U.S.	40,069	39,078	36,599
Income from continuing operations	$62,562	$32,763	$41,550

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Notional U.S. federal income tax expense at statutory rate	$21,980	$11,467	$14,543
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	66	243	263
Undistributed foreign earnings	(3,105)	—	44
Release of valuation allowance for foreign net operating loss carry forward	(634)	—	—
Rate difference-international subsidiaries	(4,113)	(3,409)	(270)

Effect of permanent tax differences, net	(846)	179	115
Charges/(benefits) related to uncertain tax positions	61	(797)	143
Release of tax liability from Predecessor owners	—	(575)	—
Other	(233)	(144)	(262)
Provision for income taxes	$13,176	$6,964	$14,576
We have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of this policy, we will not accrue a tax liability in anticipation of future dividends from our significant foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ended March 31, 2015 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates and after accounting for certain permanent differences, such as nondeductible compensation expenses. During the year ended March 31, 2015, the Company released a net deferred tax liability of $3,105 for taxes accrued on previously undistributed foreign earnings that are no longer expected to be repatriated.
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of foreign earnings. At March 31, 2015, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $106,124 of available earnings in our foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $8,000 to $10,000.
The deferred tax liability recorded on the U.S. financial statements that was previously recorded on prior foreign earnings is subject to fluctuations in the U.S. dollar/foreign currency exchange rate each year. The translation effect to our deferred tax liability is included as part of the “Foreign currency translation adjustment” within “Other comprehensive income” and there was no effect in the year ended March 31, 2015 and an increase of $525 and $52 to other comprehensive income for the years ended March 31, 2014 and 2013, respectively.
For the year ended March 31, 2014, the United States entities generated a net operating loss as result of the premiums paid and other costs related to the refinancing of the senior secured notes. The benefit of the net operating loss carry forward was fully utilized by our United States operations during the year ended March 31, 2015. During the year ended March 31, 2015, we received a refund from the United States Internal Revenue Service of $3,220, which relates to net operating losses that were previously carried back to our fiscal 2012 tax year.

As of March 31, 2015, the tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject with the exception of Canada as discussed below. The Company’s U.S. federal income tax return is under exam for the tax year ended March 31, 2011. The Company’s Canadian federal income tax returns are under exam for the Predecessor’s tax years ended March 31, 2008, 2009 and 2010. See Note 12, “Commitments and Contingencies.”

We maintain a liability for uncertain tax positions. During the year ended March 31, 2015, we concluded an income tax matter in Russia. As a result, we released reserves for uncertain tax positions taken on the periods under examination and recorded a related tax benefit of $167. Additionally, $61 of interest and penalties were accrued on previously established reserves. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Beginning balance	$854	$1,651
Additions based on tax positions related to the current year	—	167
Reductions for tax positions of prior years	—	(944)
Settlements	(167)	(80)
Interest and penalties on prior reserves	61	60
Reserve for uncertain income taxes	$748	$854
We expect that most or all of our liability for uncertain tax positions will be released during fiscal 2016 as the periods to which they relate will close.
16. Geographic Information
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

Total sales, income from operations and property, plant and equipment, net classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Sales by geographic area:
United States	$115,388	$91,187	$83,458
Canada	98,500	93,626	99,808
Europe (a)	57,450	58,248	59,495
Asia	37,240	34,262	41,275
	$308,578	$277,323	$284,036
Income from Operations:
United States	$24,852	$14,847	$15,571
Canada	33,307	32,190	34,352
Europe (a)	7,262	9,398	4,080
Asia	6,453	5,737	5,943
Unallocated:
Public company costs	(1,518)	(1,352)	(1,617)
Stock compensation	(3,295)	(2,203)	(1,341)
	$67,061	$58,617	$56,988

	March 31,
	2015	2014
Property, plant and equipment, net:
United States	$30,460	$26,428
Canada	1,089	1,235
Europe (b)	2,700	3,290
Asia	575	579
	$34,824	$31,532
(a) Unitemp's sales and income from operations are included in the Europe geographical region
(b) Unitemp's property, plant and equipment, net are included in the Europe geographical region.

At March 31, 2015 and 2014, non-current deferred tax assets of $2,281 and $3,321 respectively, were applicable to the United States.

17. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2015 are as follows:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Sales	$74,256	$87,622	$79,033	$67,667
Gross Profit	34,105	45,533	41,221	33,845
Income from operations	12,610	23,219	18,472	12,760
Net income	$10,501	$15,603	$11,748	$11,534

Net income (loss) per common share
Basic	$0.33	$0.49	$0.37	$0.36
Diluted	0.32	0.48	0.36	0.36

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Sales	$67,475	$71,465	$72,783	$65,600
Gross Profit	32,745	36,056	35,355	31,014
Income from operations	14,351	17,758	14,453	12,055
Net income (loss) (a)	$9,582	$12,583	$10,572	$(6,938)

Net income (loss) per common share
Basic	$0.30	$0.40	$0.34	$(0.22)
Diluted	0.30	0.39	0.33	(0.22)

The basic and diluted income (loss) per common share for each respective three month period is calculated independently. Therefore, the sum of the periods does not necessarily total the full year net income or loss per common share.

(a) During the three months ended June 30, 2013, we redeemed the remaining $118,145 of the aggregate outstanding principal amount of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15,485 in call premiums and expensed the remaining $4,010 of associated deferred debt issuance costs.

18. Subsequent Events

On April 1, 2015, Thermon Canada, Inc. ("TCI"), an indirect subsidiary of Thermon Group Holdings, Inc. (the "Company") acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for $10,925, after preliminary adjustments for working capital (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) cash plus a non-interest bearing note with a principal amount $5,905 (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) that matures on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7,500 Canadian Dollars depending on certain performance metrics during the 12 month period ending April 1, 2016.

We are currently in the process of determining the fair value of assets acquired and liabilities assumed along with identifying intangible assets acquired and goodwill.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2015, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2015, our internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements as of and for the year ended March 31, 2015 included in this annual report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. The report, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2015, is included in Item 8 in this Annual Report.

Changes in Internal Control

There have been no changes in the Company's internal control over financial reporting that occurred during the most recently completed fiscal year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding to our directors and executive officers is incorporated herein by reference to the “Directors and Executive Officers" section of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled “Corporate Governance-Committees of the Board” and “Audit Committee Report” in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the “Compensation Discussion and Analysis” section of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the “Compensation Committee Report” in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the
Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading “Corporate Governance-Compensation Committee Interlocks and Insider Participation” section of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2015 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2015. Specifically, the table provides information regarding our 2010 Equity Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)
Equity compensation plans
approved by security holders (2)	413,294	(3)	2,245,370
Equity plans not approved by security holders (4)	340,854	$5.40	—

(1)	Excludes securities reflected in the column entitled “Number of securities to be issued upon exercise of outstanding equity awards”

(2)
On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)
At March 31, 2015, the Company had outstanding under the LTIP: (i) 124,188 stock options, with a weighted average exercise price of $15.60, (ii) 198,822 unvested restricted stock units, with a weighted average grant date fair value of $22.38, and (iii) 90,284 performance units (assuming satisfaction of the performance metric at target and 180,568 at maximum), with a weighted average grant date fair value of $20.23.

(4)
The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (the “2010 Plan”) was approved by our board of directors on July 28, 2010. The 2010 Plan authorized the issuance of 2,767,171 equity awards and provides for the grant of non-qualified stock options and restricted stock. In connection with our May 2011 IPO, all

2,757,524 of the unvested stock options that were then outstanding under the 2010 Plan became fully vested and exercisable. The 2010 Plan will terminate as of the earlier of (i) the date on which all equity awards under the 2010 Plan have been issued, (ii) the termination of the 2010 Plan by our board of directors, or (iii) the tenth anniversary of the effective date of the 2010 Plan; however, no further grants or equity awards will be made under the 2010 Plan. Under the 2010 Plan, the compensation committee of our board of directors has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant. At March 31, 2015, the Company had outstanding under the 2010 Plan 413,294 non-qualified stock options, with a weighted average exercise price of $5.40.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the “Certain Relationships and Related Party Transactions” and “Corporate Governance-Director Independence” sections, respectively, of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the “Audit and Non-Audit Fees” section of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.	Financial Statements: Included herein at pages 46 through 80

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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: June 1, 2015	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
June 1, 2015	President and Chief Executive Officer	By:	/s/ Rodney Bingham
	(Principal Executive Officer); Director		Rodney Bingham

June 1, 2015	Chief Financial Officer, Senior Vice President, Finance and Secretary	By:	/s/ Jay Peterson
	(Principal Financial and Accounting Officer)		Jay Peterson

June 1, 2015	Chairman of the Board	By:	/s/ Charles A. Sorrentino
Charles A. Sorrentino

June 1, 2015	Director	By:	/s/ Marcus J. George
Marcus J. George

June 1, 2015	Director	By:	/s/ Richard E. Goodrich
Richard E. Goodrich

June 1, 2015	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

June 1, 2015	Director	By:	/s/ John T. Nesser
John T. Nesser

June 1, 2015	Director	By:	/s/ Michael W. Press
Michael W. Press

June 1, 2015	Director	By:	/s/ Stephen A. Snider
Stephen A. Snider

EXHIBIT INDEX

Exhibit Number	Description

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

10.1
Amended and Restated Credit Agreement, dated as of April 19, 2013, among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch as administrative agents, and the other financial institutions and entities party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 23, 2013)

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2014, among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the other financial institutions and entities party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 16, 2014)

10.3	Guaranty and Security Agreement, dated as of August 7, 2012, among Thermon Industries, Inc., as borrower, the other grantors named therein and JPMorgan Chase Bank, N.A., as US agent

10.4	Guarantee and Security Agreement, dated as of August 7, 2012, between Thermon Canada Inc., as borrower, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent

10.5
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.6
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 Registrant Statement on Form S-1 (File No. 333-172007 of the registrant filed on April 1, 2011)

10.7
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

10.8
Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)*

10.9
Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)*

Exhibit Number	Description

10.10
Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)*

10.11	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)*

10.12
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)*

10.13
Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.14
Form of Employee Performance Unit Award Agreement under the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)*

10.15
Form of Non-Employee Director Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011)*

10.16
Amended and Restated Employment Agreement, effective as of April 1, 2011, between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.17
Amended and Restated Employment Agreement, effective as of April 1, 2011 between George P. Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.18
Amended and Restated Employment Agreement, effective as of April 1, 2011 between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.19
Amended and Restated Employment Agreement, effective as of August 1, 2011, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Thermon Group Holdings, Inc. and Thermon Holding Corp. filed August 5, 2011)*

10.20
Third Amended and Restated Employment Agreement, effective as of April 27, 2015 between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 28, 2015)*

10.21
Third Amended and Restated Employment Agreement, effective as of April 1, 2015 between George Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 1, 2015)*

10.22
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.23
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.24
Employment Agreement, effective as of April 27, 2015 between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 28, 2015)*

10.25
Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on February 2, 2011)*

10.26
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 1, 2012)*

10.27
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

Exhibit Number	Description
10.28
Form of Employee Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2012)*

10.29	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)*

10.30
Form of Performance Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)*

10.31
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