Form 10-Q
period 2015-06-30
Thermon Group Holdings, Inc.
filed 2015-08-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 32,124,079 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2015

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,363	$93,774
Accounts receivable, net of allowance for doubtful accounts of $916 and $785 as of June 30, 2015 and March 31, 2015, respectively	55,435	60,441
Inventories, net	43,979	41,008
Costs and estimated earnings in excess of billings on uncompleted contracts	5,502	6,804
Prepaid expenses and other current assets	8,257	5,128
Deferred income taxes	3,499	3,549
Total current assets	196,035	210,704
Property, plant and equipment, net	38,383	34,824
Goodwill	115,197	105,232
Intangible assets, net	101,357	100,813
Debt issuance costs, net	1,250	1,358
Other long term assets	369	378
Total assets	$452,591	$453,309
Liabilities
Current liabilities:
Accounts payable	$16,128	$17,145
Accrued liabilities	12,407	17,417
Current portion of long term debt	13,500	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	2,068	2,366
Income taxes payable	830	2,710
Total current liabilities	44,933	53,138
Long-term debt, net of current maturities	91,125	94,500
Deferred income taxes	30,748	30,835
Other noncurrent liabilities	3,075	3,070
Total liabilities	169,881	181,543
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,124,079 and 32,082,393 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	214,118	213,885
Accumulated other comprehensive loss	(38,901)	(41,400)
Retained earnings	103,678	99,249
Total Thermon Group Holdings, Inc. shareholders' equity	278,927	271,766
Non-controlling interests	3,783	—
Total equity	282,710	271,766
Total liabilities and equity	$452,591	$453,309
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Sales	$65,223	$67,667
Cost of sales	34,486	33,822
Gross profit	30,737	33,845
Operating expenses:
Marketing, general and administrative and engineering	19,849	18,334
Amortization of intangible assets	2,816	2,751
Income from operations	8,072	12,760
Other income/(expenses):
Interest income	107	108
Interest expense	(1,018)	(1,298)
Other income and expense	(168)	17
Income before provision for income taxes	6,993	11,587
Income tax expense	2,467	53
Net income	4,526	11,534
Income attributable to non-controlling interests	97	—
Net income available to Thermon Group Holdings, Inc.	$4,429	$11,534
Comprehensive income:
Net income	$4,429	$11,534
Foreign currency translation adjustment	2,396	4,618
Derivative valuation, net of tax	102	(292)
Comprehensive income	$6,927	$15,860
Net Income per common share:
Basic	$0.14	$0.36
Diluted	0.14	0.36
Weighted-average shares used in computing net income per common share:
Basic	32,103,274	31,943,534
Diluted	32,492,004	32,339,937

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Operating activities
Net income	$4,526	$11,534
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,012	3,558
Amortization of deferred debt issuance costs	109	118
Stock compensation expense	875	556
Deferred income taxes	(592)	(4,046)
Other	(254)	(684)
Changes in operating assets and liabilities:
Accounts receivable	7,206	(7,395)
Inventories	(1,370)	205
Costs and estimated earnings in excess of billings on uncompleted contracts	993	122
Other current and noncurrent assets	(1,036)	(1,034)
Accounts payable	(1,457)	583
Accrued liabilities and noncurrent liabilities	(5,297)	2,365
Income taxes payable and receivable	(3,736)	238
Net cash provided by operating activities	3,979	6,120
Investing activities
Purchases of property, plant and equipment	(3,783)	(751)
Cash paid for acquisitions	(10,956)	—
Net cash used in investing activities	(14,739)	(751)
Financing activities
Payments on long term debt	(3,375)	(3,375)
Issuance costs associated with revolving line of credit and long term debt	—	(290)
Proceeds from exercise of stock options	64	326
Repurchase of employee stock units on vesting	(708)	—
Benefit from excess tax deduction from option exercises	—	1,364
Lease financing	(52)	24
Net cash used in financing activities	(4,071)	(1,951)
Effect of exchange rate changes on cash and cash equivalents	420	1,201
Change in cash and cash equivalents	(14,411)	4,619
Cash and cash equivalents at beginning of period	93,774	72,640
Cash and cash equivalents at end of period	$79,363	$77,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered thermal solutions for process industries. Our thermal solutions, also referred to as heat tracing, provide an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. As a manufacturer, we provide a suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2015. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2015 and March 31, 2015, and the results of our operations for the three months ended June 30, 2015 and 2014.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2015, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2016.

Correction of an error

During the three months ended June 30, 2015, the Company recorded a correction of an error that reduced marketing, general and administrative and engineering expense by $498 and decreased additional paid in capital by an equivalent amount. In previous periods, the Company had expensed the withholding tax value of equity awards that were withheld by the Company at vesting. The Company determined that the value of withheld shares should have been recorded as a reduction to additional paid in capital.

Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (Topic 606), which amends the existing revenue recognition requirements and guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the standard on April 1, 2018. We have not selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Stock Compensation - In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12 (Topic 718), which clarified the treatment of share-based payments when a performance target could be achieved after the requisite service period. Under the new guidance, compensation cost should be recognized over the requisite service period when it becomes probable that the performance target will be achieved. The total compensation cost recognized should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. We adopted this standard April 1, 2015 and it did not have a material impact on our consolidated financial statements.

Interest- In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-3 "Interest-Imputation of Interest" (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the associated face amount of the note. Costs associated with revolving line of credit facilities may continue to be reported as an asset on the balance sheet. The guidance does not change the current guidance related to the recognition and measurement of debt issuance costs. The amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We are currently evaluating when to adopt this ASU. If the standard update were adopted as of June 30, 2015, our outstanding debt obligations would have been reduced by $1,117 and $1,217 as of June 30, 2015 and March 31, 2015, respectively. The adoption of this guidance will have no impact on the presentation of our condensed consolidated statement of operations.

Inventory- In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11 "Simplifying the Measurement of Inventory" (Topic 330). Under the new guidance, inventory is measured at the lower of cost and net realizable value, and the new guidance eliminates the use of replacement cost and net realizable value less a normal profit margin as techniques to value inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance will be applied prospectively for annual periods and interim periods within fiscal years beginning after December 15, 2016. We do not anticipate the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At June 30, 2015 and March 31, 2015, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	June 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$104,625	$104,625	$108,000	$108,000	Level 2 - Market Approach

At June 30, 2015 and March 31, 2015, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are intended to be offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2015 and March 31, 2015, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2015	March 31, 2015
Russian Ruble	$911	$1,374
Euro	3,542	467
Canadian Dollar	—	243
South Korean Won	6,146	3,347
Mexican Peso	715	873
Australian Dollar	1,135	1,104
Japanese Yen	210	815
Total notional amounts	$12,659	$8,223
The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2015		March 31, 2015
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$2	$47	$87	$110
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income was a loss of $419 and a gain of $33 in the three months ended June 30, 2015 and 2014, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2015 our net foreign currency loss was $161 and a gain of $15 in the three months ended June 30, 2014.
Interest Rate Swap
The Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreement we pay a fixed amount and receive or make payments based on a variable rate. The Company designated the interest rate swap contract as a cash flow hedge pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counter-party creditworthiness. At each reporting period our interest rate swap contract is adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2015 and March 31, 2015, the fair value of the interest rate swap contract was an unrealized loss of $465 and $612, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. During the three months ended June 30, 2015, our interest rate on outstanding principal amounts was fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal on our variable rate term loan through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments on approximately $5,200 of average outstanding principal remain unhedged as of June 30, 2015, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(746)	$(261)	$(485)	$(125)	$(44)	$(81)
Add: loss from change in fair value of cash flow hedge	(106)	(37)	(69)	(854)	(299)	(555)
Less: loss reclassified into earnings from effective hedge	(252)	(88)	(164)	(437)	(153)	(284)
Less: ineffective portion of hedge transferred into earnings	(11)	(4)	(7)	(17)	(6)	(11)
Unrealized loss at end of the period	$(589)	$(206)	$(383)	$(525)	$(184)	$(341)
Transfers out of accumulated other comprehensive loss
During the three months ended June 30, 2015 and 2014, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding table, which were recorded within interest expense in our statements of operations and comprehensive income.

3. Earnings and Net Income per Common Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliations of the denominators used to calculate basic and diluted EPS for the three months ended June 30, 2015 and 2014, respectively, are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	4,429	$11,534
Weighted-average common shares outstanding	32,103,274	31,943,534
Basic net income per common share	$0.14	$0.36

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	4,429	$11,534
Weighted-average common shares outstanding	32,103,274	31,943,534
Common share equivalents:
Stock options	253,895	298,948
Restricted and performance stock units	134,835	97,455
Weighted average shares outstanding – dilutive (1)	32,492,004	32,339,937
Diluted net income per common share	$0.14	$0.36
(1) For the three months ended June 30, 2015, 69,613 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect. For the three months ended June 30, 2014, 49,193 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.

4. Inventories
Inventories consisted of the following:

	June 30, 2015	March 31, 2015
Raw materials	$14,748	$12,299
Work in process	4,327	5,060
Finished goods	26,104	24,765
	45,179	42,124
Valuation reserves	(1,200)	(1,116)
Inventories, net	$43,979	$41,008

5. Acquisition, Goodwill and Other Intangible Assets

Sumac Transaction

On April 1, 2015, Thermon Canada, Inc. ("TCI"), a wholly owned indirect subsidiary of the Company, acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for $10,956, (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) in cash, plus a non-interest bearing note ("performance based note") with a principal amount of $5,905 (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) that matures on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7,500 Canadian Dollars, subject to the achievement of certain performance metrics during the 12 month period ending April 1, 2016. Since the terms of the performance based note include continued employment by Sumac's principals, the estimated payout will be accrued on a ratable basis as compensation expense until the actual amount becomes determinable on April 1, 2016.

Sumac is located in Fort McMurray, Alberta, Canada. Sumac's line of products and solutions are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Sumac products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures. Sumac products are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings. We recognized $9,255 of goodwill in connection with the Sumac acquisition that we expect will be deductible for Canadian taxation purposes.

Consideration to or on behalf of sellers at close	$10,956
Fair value of total consideration transferred	$10,956

The following table summarizes the preliminary fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,693
Inventories	1,299
Other current assets	123
Property, plant and equipment	1,316
Identifiable intangible assets	2,645
Goodwill	9,255
Total assets	16,331
Liabilities assumed:
Current liabilities	1,025
Noncurrent deferred tax liability	714
Total liabilities	1,739
Non-controlling interests	3,636
Total consideration	$10,956

The fair value of accounts receivable represents Sumac's gross outstanding receivables as of the acquisition that we estimate will be fully collectible.

In total, $134 of transaction costs were incurred related to the Sumac transaction, all of which were incurred prior to the three months ended June 30, 2015.

Our provisional estimate of identifiable intangible assets at June 30, 2015 that were related to the Sumac transaction consisted of the following:

	Amortization period	Gross Carrying Amount at June 30, 2015	Accumulated Amortization	Net Carrying Amount at June 30, 2015

Order backlog	6 months	$188	$80	$108
Customer relationships	3 years	1,890	157	1,733
Other	6.5 years	604	23	581
Total		$2,682	$260	$2,422

The weighted average useful life of acquired finite lived intangible assets related to Sumac transaction is 3.6 years.

At June 30, 2015, approximately $1,141 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Unitemp Transaction

On March 2, 2015, Thermon South Africa Pty. Ltd., a wholly owned indirect subsidiary of the Company, acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp cc (Unitemp or the Unitemp Transaction). The results of Unitemp's operations have been included in the consolidated financial statements since that date. Unitemp offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa through its headquarters in Cape Town, South Africa and a branch location in Johannesburg, South Africa. The acquisition is expected to strengthen the Company's presence in the region and leverage the pre-existing sales channels that Unitemp has in the region. The goodwill of $1,630 arising from the acquisition relates to the foregoing expected benefits of the acquisition. The Company paid cash consideration of $3,890.

Consideration to or on behalf of sellers at close	$3,890
Fair value of total consideration transferred	$3,890

The following table summarizes the preliminary fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,346
Inventories	655
Other current assets	21
Property, plant and equipment	77
Identifiable intangible assets	1,294
Goodwill	1,630
Total assets	5,023
Liabilities assumed:
Current liabilities	415
Noncurrent deferred tax liability	718
Total liabilities	1,133
Total consideration	$3,890

The fair value of accounts receivable represents Unitemp's gross outstanding receivables as of the acquisition that we estimate will be fully collectible.

In total, $34 of transaction costs were incurred related to the Unitemp Transaction.

At June 30, 2015, approximately $339 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Our provisional estimate of identifiable intangible assets that were related to the Unitemp Transaction consisted of the following:

	Amortization period	Gross Carrying Amount at June 30, 2015	Accumulated Amortization	Net Carrying Amount at June 30, 2015	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015

Trademarks	8 years	$769	$31	$738	$780	$8	$772
Developed Technology	3 years	105	23	82	107	3	104
Customer Relationships	5 years	363	14	349	368	6	362
Total		$1,237	$68	$1,169	$1,255	$17	$1,238

Other intangible assets related to previous transactions consisted of the following:

	Gross Carrying Amount at June 30, 2015	Accumulated Amortization	Net Carrying Amount at June 30, 2015	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015
Trademarks	$43,396	$—	$43,396	$43,034	$—	$43,034
Developed technology	9,945	2,613	7,332	9,862	2,469	7,393
Customer relationships	93,221	46,886	46,335	92,581	44,195	48,386
Backlog	9,198	9,198	—	9,129	9,129	—
Certification	454	—	454	449	—	449
Other	1,630	1,381	249	1,630	1,317	313
Total	$157,844	$60,078	$97,766	$156,685	$57,110	$99,575

Goodwill
The carrying amount of goodwill as of June 30, 2015 is as follows:

Amount
Balance as of March 31, 2015	$105,232
Goodwill acquired	9,255
Foreign currency translation impact	710
Balance as of June 30, 2015	$115,197
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In addition to the qualitative analysis, we also perform a quantitative analysis using the income approach. Our annual impairment test will be performed during the fourth quarter of our fiscal year. At June 30, 2015, there were no indicators of a goodwill impairment.  The Sumac transaction was structured as an asset purchase and the $9,255 in goodwill associated with that transaction will be deductible for tax purposes in Canada. All remaining goodwill at June 30, 2015 is not deductible for tax purposes.

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2015	March 31, 2015
Accrued employee compensation and related expenses	$7,224	$11,040
Customer prepayment	953	633
Warranty reserve	402	429
Professional fees	1,303	1,568
Sales tax payable	1,182	1,058
Other	1,343	2,689
Total accrued current liabilities	$12,407	$17,417
7. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,439 at June 30, 2015). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at June 30, 2015 or March 31, 2015.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,255 at June 30, 2015). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at June 30, 2015 or March 31, 2015.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $250 at June 30, 2015). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at June 30, 2015 or March 31, 2015.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $367 at June 30, 2015).  No amounts were outstanding under this facility at June 30, 2015 or March 31, 2015.
Under the Company’s senior secured revolving credit facility described below in Note 8, “Long-Term Debt,” there were no outstanding borrowings at either June 30, 2015 or March 31, 2015.
8. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2015	March 31, 2015
Variable Rate Term Loan, due April 2019	$104,625	$108,000
Less current portion	(13,500)	(13,500)
	$91,125	$94,500

Senior Secured Credit Facility
In June 2014, we entered into the first amendment (the "Amendment") to our amended and restated credit agreement, executed April 19, 2013. The Amendment extended the maturity date of our variable rate secured term loan and $60,000 senior secured revolving credit facility, which we refer to collectively as our "credit facility," through April 19, 2019. Under the Amendment, the fixed portion of our borrowing rate, which is dictated by our leverage ratio, was reduced by 0.25% and our fee on undrawn amounts on our senior secured revolving credit facility was reduced by 0.05%.The Amendment also changed the maximum leverage ratio permitted for each fiscal quarter ending on and after March 31, 2015 from 2.25 to 1.0 to 2.75 to 1.0. During the three months ended June 30, 2014, in connection with the Amendment, we incurred $290 of fees, which we have deferred and will recognize as interest expense over the life of the term loan.
Under our credit facility, in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2019. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.3% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At June 30, 2015, we had no outstanding borrowings under our senior secured revolving credit facility. Had there been any outstanding borrowings thereunder, the interest rate would have been 2.19%. As of June 30, 2015, we had $59,251 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of June 30, 2015, our interest rate was 2.19%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due in April 2019.
Interest rate swap. The Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreement, we pay a fixed amount and receive payments based on a variable interest rate. During the three months ended June 30, 2015, our interest rate on outstanding principal amounts was fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5,200 of average outstanding principal remain unhedged as of June 30, 2015, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of June 30, 2015, we were in compliance with all financial covenants of the credit facility.
9. Commitments and Contingencies
At June 30, 2015, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $12,658. Of this amount, $1,394 is secured by cash deposits at the Company’s financial institutions and an additional $749 represents a reduction of the available amount of the Company's short and long term revolving lines of credit.  Included in prepaid expenses and other current assets at June 30, 2015 and March 31, 2015 was approximately $1,394 and $1,388, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $4,753 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2015, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
10. Stock-Based Compensation Expense
Our board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (“2010 Plan”) was approved on July 28, 2010.  The 2010 Plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post-stock split basis).  On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractors as compensation in the form of stock options, restricted stock awards or restricted stock units.
At June 30, 2015, there were 455,282 options outstanding. For the three months ended June 30, 2015 and 2014, stock compensation expense was $875 and $556, respectively.
During the three months ended June 30, 2015, 18,000 restricted stock units were issued to our employees with a grant date fair value of $432 as determined by the closing price of our stock on the date of the grants. The awards will be expensed on a straight-line basis over the service periods which range from one to three years. At each anniversary of the restricted stock unit's grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
In fiscal 2015, we established a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $385. During the three months ended June 30, 2015, 3,990 fully vested common shares with a grant date fair value of $96 were issued to our directors. The grant date fair values were determined by the closing price of our common stock on the date of issuance. The fair value of the awards will be expensed on each issuance date. Our directors were not issued any shares of common stock during the three months ended June 30, 2014 as the plan was not yet established.
11. Income Taxes
For the three month periods ended June 30, 2015 and 2014, the Company recorded tax expense of $2,467 on pre-tax income of $6,993 and tax expense of $53 on pre-tax income of $11,587, respectively. During the three months ended June 30, 2015, the Company accrued additional deferred tax liability of $455 due to an increase in the provincial tax rate in Alberta, Canada. The deferred tax liability relates primarily to amortizing and indefinite life intangibles allocated to our Canadian subsidiary. During the three months ended June 30, 2014, the Company released a deferred tax liability of $3,224 for taxes accrued on previously undistributed foreign earnings that are no longer expected to be repatriated. Our anticipated annual effective tax rate before discrete events is approximately 28.5% and has been applied to our consolidated pre-tax income for the three months ended June 30, 2015. For the three months ended June 30, 2014, our tax provision reflected an annual effective tax rate before discrete events of 28.3%.
As of April 1, 2013, we adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of the adoption of a permanent reinvestment position, we no longer accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ending March 31, 2016 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates, after accounting for certain permanent differences, such as nondeductible compensation expenses.
As of June 30, 2015, we have established a long-term liability for uncertain tax positions in the amount of $764, including accrued penalties and interest of $243. We expect this entire liability to be released in the third quarter of fiscal 2016 ending on December 31, 2015.  During the three months ended June 30, 2015, the Company recognized related accrued interest and penalties of $16 as income tax expense.

As of June 30, 2015, the tax years 2011 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Total sales and income from operations classified by major geographic area in which the Company operates are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Sales by geographic area:
United States	$28,498	$21,991
Canada (a)	13,070	21,880
Europe (b)	16,351	13,694
Asia	7,304	10,102
	$65,223	$67,667
Income from operations:
United States	$3,956	$3,572
Canada (a)	1,330	6,897
Europe (b)	2,385	876
Asia	1,590	2,273
Unallocated:
Stock compensation	(875)	(556)
Public company costs	(314)	(302)
	$8,072	$12,760
(a) Sumac's sales and operating income are included within the Canada geographic region
(b) Unitemp's sales and operating income are included within the Europe geographic region

13. Subsequent Events

On July 31, 2015, Thermon Heat Tracing Services-I, Inc. ("THTS-I"), an indirect subsidiary of Thermon Group Holdings, Inc., acquired 100% of the shares of Industrial Process Insulators, Inc. ("IPI"), for $21,750, subject to customary working capital adjustments. IPI is an insulation contractor serving the refining, petrochemical, power and energy, marine, and pulp and paper industries in the United States, with a particular focus on the Texas and Louisiana Gulf Coast region.

We are currently in the process of determining the fair value of assets acquired and liabilities assumed along with identifying intangible assets acquired and goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2015 and 2014 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2015 and 2014 as YTD 2016 and YTD 2015. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results and outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will continue to increase; and(ix) our belief in the sufficiency of our cash flows to meet our needs for the next year.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (ix) a material disruption at any of our manufacturing facilities; (x) our dependence on subcontractors and suppliers; (xi) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xii) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xiii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xiv) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 1, 2015 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove true.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For more than 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction or "EPC" companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2016 and YTD 2015, approximately 56% and 68% of our revenues were generated outside of the United States, respectively.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services and installation services. Our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations.
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2015 was $76.4 million as compared to $75.7 million at March 31, 2015. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 1, 2015 and elsewhere in this quarterly report and those described below:

•
Timing of Greenfield projects. Our results of operations in recent years have been impacted by the various construction phases of large Greenfield projects. On our large Greenfield projects, we are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest Greenfield projects may generate revenue for several quarters. In the early stages of a Greenfield project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers. Therefore, we typically provide a mix of products and services during each phase of a Greenfield project, and our margins fluctuate accordingly.

•
Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations. During YTD 2016, we experienced a 40% revenue decline in our Canada region where the decline in the price of oil resulted in the postponement or suspension of upstream exploration and production projects.

•
Acquisition strategy. Recently, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve.

On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp located in Cape Town, South Africa. Unitemp had previously been a valued distributor of Thermon's thermal solutions for the South African market. In addition, Unitemp offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa. Prior to the acquisition, Unitemp generated $10.2 million (based on the average South African Rand to U.S. Dollar exchange rate during the period) in sales in their last full fiscal year ended February 28, 2015

On April 1, 2015, we acquired a 75% controlling interest in the business previously operated by Sumac. Based in Fort McMurray, Alberta, Canada, Sumac is a designer and fabricator of temporary electrical power distribution equipment that is used in hazardous-location and general purpose areas within industrial facilities. Prior to the acquisition, Sumac generated $16.5 million (based on the average Canadian Dollar to U.S. Dollar exchange rate during the period) in sales in their last full fiscal year ended September 30, 2014.

On July 31, 2015, we acquired all of the equity interests of Industrial Process Insulators, Inc. ("IPI").
IPI is an insulation contractor located in Port Neches, Texas serving the refining, petrochemical, power and energy, marine, and pulp and paper industries in the United States, with a significant presence in the Texas and Louisiana Gulf Coast region. For the unaudited twelve month period ended June 30, 2015, IPI generated revenue of approximately $22 million.

As a result of these acquisitions, our YTD 2016 results reflect $4.6 million in revenue and $0.8 million in income from operations contributed by the Unitemp and Sumac acquired businesses. IPI's two month results ending September 30, 2015 will be included in our results of operations for the quarterly period ending September 30, 2015. We are currently in the process of finalizing the purchase price accounting for these acquisitions, which includes the valuation of amortizing intangible assets. YTD 2016 results include an estimate of these amortization amounts which are subject to finalization in future periods. See Note 5. “Acquisition, Goodwill and Other Intangible Assets” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on these acquisitions.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended June 30,
	2015	2014
Greenfield	38%	32%
MRO/UE	62%	68%
We believe that our analysis of Greenfield and MRO/UE is an important measurement to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new capital projects as well as the economic health of the industries we serve. Furthermore, Greenfield revenue provides a foundation for potential MRO/UE revenue in future years.
For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenues associated with such orders than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services than MRO/UE orders and often require us to purchase materials from third party vendors. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. With the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2016 and YTD 2015, MRO/UE sales comprised approximately 62% and 68% of our consolidated revenues, respectively.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Results of Operations (Three-month periods ended June 30, 2015 and 2014)
The following table sets forth our consolidated statements of operations data for the three months ended June 30, 2015 and 2014 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/ (Decrease)
	(dollars in thousands)
	2015	2014	$	%
Consolidated Statements of Operations Data:
Sales	$65,223	$67,667	$(2,444)	(4)%
Cost of sales	34,486	33,822	664	2%
Gross profit	$30,737	$33,845	$(3,108)	(9)%
Gross margin %	47.1%	50.0%
Operating expenses:
Marketing, general and administrative and engineering	$17,598	$17,778	$(180)	(1)%
Acquisition related contingent consideration accounted for as compensation (1)	1,376	—	1,376	—%
Stock compensation expense	875	556	319	57%
Amortization of intangible assets	2,816	2,751	65	2%
Income from operations	$8,072	$12,760	$(4,688)	(37)%
Interest expense, net:
Interest income	107	108	(1)	(1)%
Interest expense	(909)	(1,180)	271	(23)%
Amortization of debt costs	(109)	(118)	9	(8)%
Interest expense, net	(911)	(1,190)	279	(23)%
Other income and expense	(168)	17	(185)	(1,088)%
Income before provision for income taxes	$6,993	$11,587	$(4,594)	(40)%
Income tax expense	2,467	53	2,414	4,555%
Net income	$4,526	$11,534	$(7,008)	(61)%
Income attributable to non-controlling interests	97	—	$97	—%
Net income available to Thermon Group Holdings, Inc.	$4,429	$11,534	$(7,105)	(62)%
(1) As part of the Sumac Transaction, we issued the sellers a $5.9 million non-interest bearing note ("performance note") that matures on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7.5 million Canadian dollars subject to the achievement of certain performance metrics during the twelve month period ending April 1, 2016. The terms of the performance based note include continued employment by Sumac's principals. This employment obligation results in the estimated payout being accounted for as compensation expense, which will be accrued on a ratable basis until the actual amount becomes determinable on April 1, 2016.
Three Months Ended June 30, 2015 (“YTD 2016”) Compared to the Three Months Ended June 30, 2014 (“YTD 2015”)
Revenues. Revenue for YTD 2016 was $65.2 million, compared to $67.7 million for YTD 2015, a decrease of $2.5 million or 4%. YTD 2016 includes $4.6 million of revenue contributed by our recently acquired Unitemp and Sumac businesses. Revenues from our existing operations declined $7.1, million, which includes the negative impact of $5.9 million in comparative foreign currency fluctuations. During YTD 2016 and YTD 2015, MRO/UE revenue represented 62% and 68% of total revenues, respectively, and Greenfield revenue represented 38% and 32% of total revenues, respectively.
In YTD 2016, revenue grew in our United States and Europe regions and declined in our Canada and Asia regions. Our recently acquired Unitemp and Sumac businesses are included in our Europe and Canada regions, respectively. Revenue in the United States grew by $6.5 million or 30%, attributable to continued strong activity in the downstream petroleum and chemical markets. In Europe, revenue increased $2.7 million or 19%. Europe includes $1.9 million of revenue from our

Unitemp acquisition. The remaining increase in Europe was partly due to improved sales from downstream petroleum activity in Russia. Europe's revenue was negatively impacted by $3.5 million or 26% from foreign currency fluctuations. Revenues in Canada declined $8.8 million or 40%. Revenue in Canada includes $2.7 million of revenue from our Sumac acquisition. Our revenue decline in Canada is directly related to the postponement or suspension of upstream exploration and production projects associated with the decline in the price of oil. Revenues in Canada were also negatively impacted by $1.4 million or 7% from foreign currency fluctuations. Revenues in our Asia region declined $2.8 million or 28%. The decline in Asia is attributable to short term project timing and a relatively strong comparison in YTD 2015.
Gross profit and margin. Gross profit totaled $30.7 million in YTD 2016, compared to $33.8 million in YTD 2015, a decrease of $3.1 million or 9%. Gross margins were 47.1% and 50.0% in YTD 2016 and YTD 2015, respectively. The decline in gross profit is partly due to the decline in revenue. The decline in gross margin percentage is attributable to a higher percentage of Greenfield sales (38% in YTD 2016 compared to 32% in YTD 2015). Greenfield sales typically generate lower gross margins than MRO/UE sales. Historically, we expect our sales mix to be 60% MRO/UE and 40% Greenfield. Within this product mix, we expect gross margins to range from 45% to 50%. Gross margins from our recent acquisitions had minimal effect to overall gross margins as the acquired businesses generated similar gross margins to our overall gross margins.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (excluding stock compensation expense and Sumac acquisition related compensation) were $17.6 million in YTD 2016, compared to $17.8 million in YTD 2015, a decrease of $0.2 million or 1%. As a percentage of total revenue, marketing, general and administrative and engineering costs (excluding stock compensation expense and Sumac acquisition related compensation) were 27.0% and 26.3% in YTD 2016 and YTD 2015, respectively. In YTD 2016, $1.2 million of marketing, general and administrative and engineering expenses were due to ongoing expenses at our Sumac and Unitemp acquired businesses. Excluding these acquisitions, our marketing, general and administrative costs decreased by $1.4 million in YTD 2016 as compared to YTD 2015. The decline was mostly associated with reduced employee bonus expense of $0.8 million, as we did not meet our internal financial performance targets. Included in YTD 2016 marketing, general and administrative and engineering is a $0.5 million reduction of expense to correct a prior period accounting error related to the withholding of vested equity awards to satisfy employees' withholding tax obligations. see Note 1. "Basis of Presentation and Accounting Policy Information".
During YTD 2016 we recorded $1.4 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note. Since the performance based note requires continued employment by Sumac's principals, the estimated cost will be expensed as compensation on a ratable basis until the performance note becomes determinable on April 1, 2016. See Note 5. "Acquisition, Goodwill and Other Intangible Assets" to our unaudited consolidated financial statements included elsewhere in the quarterly report for further discussion.
Stock compensation expense increased $0.3 million in YTD 2016 as our overall pool of unvested awards was higher due to grants that were issued in August 2015 after the end of YTD 2015.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million in both YTD 2016 and YTD 2015. Our amortization of intangible assets increased $0.2 million due to the Unitemp and Sumac acquisitions and was offset by a decrease in amortization associated with foreign currency fluctuations.
Interest expense. Interest expense, net, was $0.9 million in YTD 2016, compared to $1.2 million in YTD 2015, a decrease of $0.3 million. Interest expense, net decreased due to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility. We anticipate our interest rate on outstanding principal payments will remain fixed at 3.12% through April 2016.
Other income and expense. Other expense was $0.2 million in YTD 2016 compared to other income of $17 thousand in YTD 2015. In YTD 2016 and YTD 2015, other income and expense was primarily comprised of gains and losses from our foreign exchange transactions and our foreign currency forward contracts. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  Income tax expense was $2.5 million in YTD 2016 on our pre-tax income of $7.0 million compared to an income tax expense of $0.1 million in YTD 2015 on our pre-tax net income of $11.6 million, an increase of $2.4 million. In YTD 2016, the provincial tax rate in Alberta, Canada increased which resulted in incremental income tax expense of $0.5 million due to an increase in our deferred tax liabilities. During YTD 2015, we recorded an income tax benefit of $3.2 million related to the release of a deferred tax liability for undistributed foreign earnings that we no longer expect to repatriate. Our income tax rate before discrete events was 28.5% and 28.3% in YTD 2016 and YTD 2015, respectively. Our anticipated annual effective tax rate of approximately 28.5% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for YTD 2016. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 11, “Income Taxes”, to our unaudited consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income available to Thermon was $4.4 million in YTD 2016, compared to $11.5 million in YTD 2015, a decrease of $7.1 million. Our gross profit in YTD 2016 decreased $3.1 million due to reduced revenue and a reduced gross margin percentage. Our marketing, general and administrative and engineering expenses in YTD 2016 decreased $0.2 million. In YTD 2016, we incurred $1.4 million of acquisition related contingent consideration related to Sumac's $5.9 million performance based note. Interest expense, net decreased $0.3 million in YTD 2016 due to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility. In YTD 2016, income tax expense increased $2.4 million, due to a $3.2 million discrete tax reduction in YTD 2015 offset by lower taxable income in YTD 2016.
Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2015 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$104,625	$13,500	$35,438	$55,687	$—
Interest payments on variable rate term loan(2)	8,388	3,085	4,469	834	—
Operating lease obligations(3)	8,481	2,863	3,087	1,353	1,178
Information technology services agreements(4)	1,286	998	288	—	—
Total	$122,780	$20,446	$43,282	$57,874	$1,178
__________________________________

(1)	Consists of monthly principal payments of $1.1 million through March 31, 2017; increasing in April 2017 to $1.7 million through maturity with a lump-sum payment of $40.5 million due in April 2019.

(2)
Consists of estimated future term loan interest payments at an interest rate of 3.12% based on our interest rate swap agreement (a) through April 30, 2016 and (b) after April 30, 2016 through the April 2019 maturity date, at a blended interest rate based on the amount of interest payments on outstanding principal that are fixed through our interest rate swap and our interest rate on LIBOR-based borrowings of 2.19% as of June 30, 2015 has been applied to any unhedged future interest payments.

(3)
    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.

(4)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2015, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At June 30, 2015, we had in place standby letters of credit, bank guarantees and performance bonds totaling $12.7 million to support our various customer contracts. Our Indian subsidiary also has $4.8 million in customs bonds outstanding to secure the Company's customs duties obligations in India.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At June 30, 2015, we had $79.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $24.7 million, or 31%, of these amounts were held in domestic accounts with various institutions and approximately $54.7 million, or 69%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 8, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2. At June 30, 2015, we had no borrowings under our revolving credit facility and $59.3 million of available capacity thereunder, after taking into account the borrowing base, outstanding loan advances and letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations or investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2015, we had $104.6 million outstanding on our variable rate term loan. The first amendment of the amended and restated credit agreement requires monthly principal payments of $1.1 million through March 31, 2017. Thereafter, monthly principal payments increase to $1.7 million through the remaining term of the loan with a lump-sum payment of $40.5 million due at maturity in April 2019.
Interest rate swap. The Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the interest rate swap agreement we pay a fixed amount and receive payments based on a variable interest rate. Since October 1, 2014 our interest expense on outstanding principal amounts was fixed at approximately 3.12%. We have hedged 100% of our interest payments on outstanding principal through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5.2 million of average outstanding principal remain unhedged, increasing to $49.8 million for the period from May 1, 2018 to April 19, 2019.
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
We have estimated that domestic U.S. cash flow will be sufficient to service our future debt service obligations and therefore we have adopted a permanent reinvestment position whereby we expect to permanently reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings generated by our foreign operations. As a result of this policy, we will not accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries. If we were to repatriate foreign earnings, we would incur additional income tax expense.

Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of most foreign earnings. At the end of our last fiscal year on March 31, 2015, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $106 million of available earnings in our foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $8 million to $10 million.
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

For our fiscal year 2016, we continue to expect to invest approximately $9.1 million on planned investments related to the expansion of our tube bundle manufacturing facility, our multi-year ERP upgrade, translation services on our various global websites and maintenance capital expenditures. With the purchase of Sumac, we invested an additional $1.1 million during YTD 2016 for temporary power products that were or will be deployed to our customers on a rental basis. We expect to continue to make additional investments in rental temporary power products during the remainder of fiscal 2016 as demand requires.
Net cash provided by operating activities totaled $4.0 million for YTD 2016, compared to $6.1 million provided in YTD 2015, a decrease of $2.1 million or 35%. In YTD 2016, net income decreased by $7.0 million from $11.5 million in YTD 2015 to $4.5 million in YTD 2016. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes and other non-cash items were $4.2 million in YTD 2016 and $(0.5) million in YTD 2015, a difference of $4.7 million. The change is primarily related to release of a $3.2 million deferred tax liability for undistributed foreign earnings we no longer expect to repatriate that occurred in YTD 2015.
In YTD 2016, our current assets decreased representing a source of cash of $5.8 million, whereas in YTD 2015 our current assets increased representing a use of cash of $8.1 million, a comparative improvement of $13.9 million. This improvement is primarily attributed to the change in our accounts receivable balance due to the timing of our billings and collections and represented a source of cash of $7.2 million in YTD 2016 and a use of cash of $7.4 million in YTD 2015. In YTD 2016, our inventories grew representing a use of cash of $1.4 million and declined slightly in YTD 2015, representing a source of cash of $0.2 million. Cost and estimated earnings in excess of billings on uncompleted contracts was a source of cash of $1.0 million and $0.1 million in YTD 2016 and YTD 2015, respectively, which is solely attributed to timing of billings on our turnkey projects. Our combined balance of accounts payable, accrued liabilities and other non-current liabilities was a use of cash of $6.8 million in YTD 2016 and source of cash of $2.9 million in YTD 2015, a decrease of $9.7 million. Payments related to our annual incentive bonus and changes in the related accrual balances represented a comparative use of cash of $6.8 million. Changes in our income taxes payable and receivable balances represented a comparative use of cash of $4.0 million.
Net cash used in investing activities totaled $14.7 million and $0.8 million for YTD 2016 and YTD 2015, respectively. In YTD 2016 and YTD 2015, we purchased $3.8 million and $0.8 million, respectively, of property, plant and equipment. The $3.0 million increase in the purchase of property, plant and equipment is primarily related to costs incurred for the expansion of our tubing bundle and warehouse facilities, located in San Marcos, Texas, where we have spent $1.6 million in YTD 2016 toward the completion of these facilities. Additionally, Sumac purchased $1.1 million in property, plant and equipment primarily related to equipment to be leased. In YTD 2016, we paid $11.0 million to acquire Sumac.
Net cash used in financing activities totaled $4.1 million used in YTD 2016 and $2.0 million used in YTD 2015, reflecting an increase in the use of cash of $2.1 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $3.4 million in both periods. In YTD 2015, we received a benefit of $1.4 million for tax deductions related to stock option exercises, whereas in YTD 2016 we did not receive a benefit. During YTD 2016 and YTD 2015, we received $0.1 million and $0.3 million from stock option exercises, respectively. In YTD 2016, the Company withheld $0.7 million of vested shares to satisfy their employees' withholding tax obligations upon the vesting of equity awards.
Off-Balance Sheet Arrangements
As of June 30, 2015, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 56% of our YTD 2016 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products outside their geography, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2016, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a decrease in net income of $22 thousand for YTD 2016. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in an increase in net income of $28 thousand for YTD 2016. A 10% appreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $0.1 million for YTD 2016. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $0.2 million for YTD 2016.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations was a loss of $0.2 million and a gain of $15 thousand in YTD 2016 and YTD 2015, respectively.
As of June 30, 2015, we had approximately $12.7 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2016, we estimate that our sales were negatively impacted by $5.9 million when compared to foreign exchange translation rates that were in effect in YTD 2015. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. The negative impact was primarily attributed to the appreciation of the U.S. dollar relative to the Canadian Dollar and multiple European currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $2.4 million and $4.6 million in YTD 2016 and YTD 2015, respectively. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.19% as of June 30, 2015.We entered into an interest rate swap agreement which fixed our interest payments on outstanding principal. Based on the terms of our interest rate swap our interest rate is fixed at approximately 3.12% through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately

$5.2 million of average outstanding principal remain unhedged as of June 30, 2015, increasing to $49.8 million for the period from May 1, 2018 to April 19, 2019. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At June 30, 2015, the interest rate on amounts outstanding on our revolving credit facility would have been approximately 2.19%, had there been any borrowings outstanding. During the three months ended June 30, 2015, we did not draw on our revolving credit facility. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of June 30, 2015, we had $104.6 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.0 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the SEC on June 1, 2015.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 1, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2015.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 5, 2015	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Employment Agreement, effective as of April 1, 2015, between George Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 1, 2015) +

10.2
Employment Agreement, effective as of April 27, 2015, between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 28, 2015) +

10.3
Third Amended and Restated Employment Agreement, effective as of April 27, 2015, between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 28, 2015) +

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

*    Filed herewith
+    Management contract and compensatory plan or arrangement