Form 10-Q
period 2015-09-30
Thermon Group Holdings, Inc.
filed 2015-11-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the registrant had 32,208,938 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,672	$93,774
Accounts receivable, net of allowance for doubtful accounts of $903 and $785 as of September 30, 2015 and March 31, 2015, respectively	60,229	60,441
Inventories, net	45,390	41,008
Costs and estimated earnings in excess of billings on uncompleted contracts	5,970	6,804
Prepaid expenses and other current assets	8,260	5,128
Deferred income taxes	3,570	3,549
Total current assets	185,091	210,704
Property, plant and equipment, net	40,144	34,824
Goodwill	122,722	105,232
Intangible assets, net	109,905	100,813
Debt issuance costs, net	1,180	1,358
Other long term assets	346	378
Total assets	$459,388	$453,309
Liabilities
Current liabilities:
Accounts payable	$16,009	$17,145
Accrued liabilities	12,794	17,417
Current portion of long term debt	13,500	13,500
Borrowings under revolving credit facility	5,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	2,770	2,366
Income taxes payable	1,432	2,710
Total current liabilities	51,505	53,138
Long-term debt, net of current maturities	87,750	94,500
Deferred income taxes	35,320	30,835
Other noncurrent liabilities	4,348	3,070
Total liabilities	178,923	181,543
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,203,476 and 32,082,393 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	214,868	213,885
Accumulated other comprehensive loss	(48,826)	(41,400)
Retained earnings	110,574	99,249
Total Thermon Group Holdings, Inc. shareholders' equity	276,648	271,766
Non-controlling interests	3,817	—
Total equity	280,465	271,766
Total liabilities and equity	$459,388	$453,309
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014

Sales	$69,934	$79,033	$135,157	$146,700
Cost of sales	36,580	37,812	71,066	71,634
Gross profit	33,354	41,221	64,091	75,066
Operating expenses:
Marketing, general and administrative and engineering	19,005	20,008	38,854	38,342
Amortization of intangible assets	3,028	2,741	5,844	5,492
Income from operations	11,321	18,472	19,393	31,232
Other income/(expenses):
Interest income	111	119	218	227
Interest expense	(1,291)	(1,188)	(2,309)	(2,486)
Other expense	(119)	(855)	(287)	(838)
Income before provision for income taxes	10,022	16,548	17,015	28,135
Income tax expense	3,041	4,800	5,508	4,853
Net income	$6,981	$11,748	$11,507	$23,282
Income attributable to non-controlling interests	85	—	182	—
Net income available to Thermon Group Holdings, Inc.	$6,896	$11,748	$11,325	$23,282
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$6,896	$11,748	$11,325	$23,282
Foreign currency translation adjustment	(9,686)	(11,468)	(7,290)	(6,852)
Derivative valuation, net of tax	(239)	407	(136)	151
Comprehensive income (loss)	$(3,029)	$687	$3,899	$16,581
Net Income per common share:
Basic	$0.21	$0.37	$0.35	$0.73
Diluted	0.21	0.36	0.35	0.72
Weighted-average shares used in computing net income per common share:
Basic	32,133,338	32,033,333	32,164,678	31,988,679
Diluted	32,535,384	32,439,602	32,571,864	32,401,595

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Operating activities
Net income	$11,507	$23,282
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,324	7,134
Amortization of deferred debt issuance costs	520	237
Stock compensation expense	1,874	1,372
Deferred income taxes	(842)	(5,124)
Other	39	514
Changes in operating assets and liabilities:
Accounts receivable	4,423	(13,013)
Inventories	(3,526)	(4,888)
Costs and estimated earnings in excess of billings on uncompleted contracts	668	(386)
Other current and noncurrent assets	(1,420)	(1,633)
Accounts payable	(2,101)	5,485
Accrued liabilities and noncurrent liabilities	(5,186)	2,742
Income taxes payable and receivable	(2,681)	1,942
Net cash provided by operating activities	11,599	17,664
Investing activities
Purchases of property, plant and equipment	(6,666)	(1,627)
Cash paid for acquisitions (net of cash acquired)	(31,180)	—
Net cash used in investing activities	(37,846)	(1,627)
Financing activities
Proceeds from revolving credit facility	5,000	—
Payments on long term debt	(6,750)	(6,750)
Issuance costs associated with revolving line of credit and long term debt	(341)	(290)
Proceeds from exercise of stock options	181	456
Repurchase of employee stock units on vesting	(1,209)	—
Benefit from excess tax deduction from option exercises	133	1,449
Lease financing	(110)	(60)
Net cash used in financing activities	(3,096)	(5,195)
Effect of exchange rate changes on cash and cash equivalents	(2,759)	(1,353)
Change in cash and cash equivalents	(32,102)	9,489
Cash and cash equivalents at beginning of period	93,774	72,640
Cash and cash equivalents at end of period	$61,672	$82,129

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2015. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2015 and March 31, 2015, and the results of our operations for the three and six months ended September 30, 2015 and 2014.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2015, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2016.

Correction of an error

During the three months ended June 30, 2015, the Company recorded a correction of an error that reduced marketing, general and administrative and engineering expense by $498 and decreased additional paid in capital by an equivalent amount. In previous years, the Company had expensed the withholding tax value of equity awards that were withheld by the Company at vesting. The Company determined that the value of withheld shares should have been recorded as a reduction to additional paid in capital.

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

Stock Compensation - In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12 (Topic 718), which clarified the treatment of share-based payments when a performance target could be achieved after the requisite service period. Under the new guidance, compensation cost should be recognized over the requisite service period when it becomes probable that the performance target will be achieved. The total compensation cost recognized should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. We adopted this standard April 1, 2015 and it did not have a material impact on our condensed consolidated financial statements.

Interest- In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-3 "Interest-Imputation of Interest" (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the associated face amount of the note. The guidance does not change the current guidance related to the recognition and measurement of debt issuance costs. The amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We are currently evaluating when to adopt this ASU. If the standard update were adopted as of September 30, 2015, our outstanding debt obligations would have been reduced by $1,088 and $1,217 as of September 30, 2015 and March 31, 2015, respectively. The adoption of this guidance will have no impact on the presentation of our condensed consolidated statement of operations.

Interest- In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-15 "Imputation of Interest" (Subtopic 835-30). The guidance clarified the treatment of the presentation of debt issuance costs associated with a revolving line of credit. Under the guidance these costs can continue to be reported as an asset. As there were no changes to the pre-existing guidance the standard is considered to be effective immediately and had no impact on our condensed consolidated financial statements.

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

Business Combinations- In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16 "Simplifying the Accounting for Measurement-Period Adjustments" (Topic 805). Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified in the reporting period in which the adjustments amounts are determined. Companies are required to disclose the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. The new guidance is to be applied prospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard in September 2015 and it did not have a material impact on our condensed consolidated financial statements.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.  At September 30, 2015 and March 31, 2015, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	September 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Long-term debt	$101,250	$101,250	$108,000	$108,000	Level 2 - Market Approach
Revolving credit facility	$5,000	5,000	—	—	Level 2 - Market Approach

At September 30, 2015 and March 31, 2015, the fair value of our variable rate term loan and revolving credit facility approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are intended to be offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2015 and March 31, 2015, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2015	March 31, 2015
Russian Ruble	$1,883	$1,374
Euro	4,313	467
Canadian Dollar	228	243
South Korean Won	2,590	3,347
Mexican Peso	848	873
Australian Dollar	1,209	1,104
Japanese Yen	—	815
Brazilian Real	299	—
Total notional amounts	$11,370	$8,223
The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2015		March 31, 2015
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$12	$28	$87	$110
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income (loss) were losses of $241 and $208 in the three months ended September 30, 2015 and 2014, respectively, and losses of $660 and $175 for the six months ended September 30, 2015 and 2014, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $96 and $784 in the three months ended September 30, 2015 and 2014, respectively. For the six months ended September 30, 2015 and 2014, our net foreign currency losses were $257 and $769, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreement we pay a fixed amount and receive or make payments based on a variable rate. The Company designated the interest rate swap contract as a cash flow hedge pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counterparty creditworthiness. At each reporting period our interest rate swap contract is adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of September 30, 2015 and March 31, 2015, the fair value of the interest rate swap contract was an unrealized loss of $843 and $612, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income (loss) to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. As of September 30, 2015, our interest rate on outstanding principal amounts was fixed at approximately 2.87%. We have hedged 100% of our interest payments on outstanding principal on our variable rate term loan through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments on approximately $5,200 of average outstanding principal remain unhedged as of September 30, 2015, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(589)	$(206)	$(383)	$(525)	$(184)	$(341)
Add: gain (loss) from change in fair value of cash flow hedge	(614)	(215)	(399)	186	65	121
Less: loss reclassified into earnings from effective hedge	(236)	(82)	(154)	(429)	(150)	(279)
Less: ineffective portion of hedge transferred into earnings	(11)	(4)	(7)	(17)	(6)	(11)
Unrealized gain (loss) at end of the period	$(956)	$(335)	$(621)	$107	$37	$70

	Six Months Ended September 30, 2015			Six Months Ended September 30, 2014
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(746)	$(261)	$(485)	$(125)	$(44)	$(81)
Add: gain (loss) from change in fair value of cash flow hedge	(720)	(252)	(468)	(668)	(234)	(434)
Less: loss reclassified into earnings from effective hedge	(488)	(170)	(318)	(866)	(303)	(563)
Less: ineffective portion of hedge transferred into earnings	(22)	(8)	(14)	(34)	(12)	(22)
Unrealized gain (loss) at end of the period	$(956)	$(335)	$(621)	$107	$37	$70

Transfers out of accumulated other comprehensive loss
During the three and six months ended September 30, 2015 and 2014, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding table, which were recorded within interest expense in our statements of operations and comprehensive income (loss).

3. Earnings and Net Income per Common Share
Basic earnings per share (“EPS”) is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliations of the denominators used to calculate basic and diluted EPS for the three and six months ended September 30, 2015 and 2014, respectively, are as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$6,896	$11,748	$11,325	$23,282
Weighted-average common shares outstanding	32,133,338	32,033,333	32,164,678	31,988,679
Basic net income per common share	$0.21	$0.37	$0.35	$0.73

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$6,896	$11,748	$11,325	$23,282
Weighted-average common shares outstanding	32,133,338	32,033,333	32,164,678	31,988,679
Common share equivalents:
Stock options	250,672	277,703	254,037	290,284
Restricted and performance stock units	151,374	128,566	153,149	122,632
Weighted average shares outstanding – dilutive (1)	32,535,384	32,439,602	32,571,864	32,401,595
Diluted net income per common share	$0.21	$0.36	$0.35	$0.72
(1) For the three and six months ended September 30, 2015, 64,599 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect. For the three and six months ended September 30, 2014, 48,728 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.
4. Inventories
Inventories consisted of the following:

	September 30, 2015	March 31, 2015
Raw materials	$15,287	$12,299
Work in process	3,649	5,060
Finished goods	27,703	24,765
	46,639	42,124
Valuation reserves	(1,249)	(1,116)
Inventories, net	$45,390	$41,008

5. Acquisition, Goodwill and Other Intangible Assets

Industrial Process Insulators ("IPI") Transaction

On July 31, 2015, a wholly owned indirect subsidiary of the Company acquired 100% of the capital stock of Industrial Process Insulators ("IPI") for $21,750, subject to a customary working capital adjustment. The results of IPI's operations have been included in the consolidated financial statements since that date. IPI is an insulation contractor serving the refining, petrochemical, power and energy, marine and pulp and paper industries in the United States, with a significant presence in the Texas and Louisiana Gulf Coast region. IPI has served as a customer and valued subcontractor to the Company for the past seventeen years and some members of IPI's senior management team are former company employees. The acquisition is expected to enhance our turn-key product offerings and strengthen our presence and relationships in the Gulf Coast region as IPI serves many of the same end-markets as those served by our core thermal solutions business. We recognized $10,204 in goodwill associated with the acquisition during the three months ended September 30, 2015.

Consideration to or on behalf of sellers at close	$21,750
Fair value of total consideration transferred	$21,750

The following table summarizes the preliminary fair value of the assets and liabilities assumed:

Assets acquired:
Cash	$1,526
Accounts receivable	3,723
Inventories	474
Other current assets	204
Property, plant and equipment	119
Identifiable intangible assets	13,784
Goodwill	10,204
Total assets	30,034
Liabilities assumed:
Current liabilities	2,203
Uncertain tax position liability	1,119
Noncurrent deferred tax liability	4,962
Total liabilities	8,284
Total consideration	$21,750

The fair value of accounts receivable represents IPI's gross outstanding receivables as of the acquisition date that we estimate will be fully collectible.

For the three and six months ended September 30, 2015, we incurred $33 of transaction expenses related to the IPI acquisition which were recorded within marketing, general and administrative and engineering expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Our provisional estimate of identifiable intangible assets at September 30, 2015 that were related to the IPI transaction consisted of the following:

	Amortization period	Gross Carrying Amount at September 30, 2015	Accumulated Amortization	Net Carrying Amount at September 30, 2015

Order backlog	6 months	$437	$146	$291
Customer relationships	10 years	10,720	179	10,541
Trademark	8 years	1,820	38	1,782
Other	3 years	807	44	763
Total		$13,784	$407	$13,377

The weighted average useful life of acquired finite lived intangible assets related to the IPI transaction is 9.0 years.

At September 30, 2015, approximately $4,000 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

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

The fair value of accounts receivable represents Sumac's gross outstanding receivables as of the acquisition date that we estimate will be fully collectible.

In total, $134 of transaction costs were incurred related to the Sumac transaction, all of which were incurred prior to the six months ended September 30, 2015.

Our provisional estimate of identifiable intangible assets at September 30, 2015 that were related to the Sumac transaction consisted of the following:

	Amortization period	Gross Carrying Amount at September 30, 2015	Accumulated Amortization	Net Carrying Amount at September 30, 2015

Backlog	6 months	$176	$176	$—
Customer relationships	3 years	1,768	295	1,473
Other	10.3 years	566	63	503
Total		$2,510	$534	$1,976

The weighted average useful life of acquired finite lived intangible assets related to Sumac transaction is 4.5 years.

At September 30, 2015, approximately $1,068 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

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

The fair value of accounts receivable represents Unitemp's gross outstanding receivables as of the acquisition date that we estimate will be fully collectible.

In total, $34 of transaction costs were incurred related to the Unitemp Transaction, all of which were incurred prior to the six months ended September 30, 2015.

Our provisional estimate of identifiable intangible assets that were related to the Unitemp Transaction consisted of the following:

	Amortization period	Gross Carrying Amount at September 30, 2015	Accumulated Amortization	Net Carrying Amount at September 30, 2015	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015

Trademarks	8 years	$673	$49	$624	$780	$8	$772
Developed Technology	3 years	92	34	58	107	3	104
Customer Relationships	5 years	318	21	297	368	6	362
Total		$1,083	$104	$979	$1,255	$17	$1,238

The weighted average useful life of acquired finite lived intangible assets related to Unitemp transaction is 6.7 years.

At September 30, 2015, approximately $302 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.
Other intangible assets related to previous transactions consisted of the following:

	Gross Carrying Amount at September 30, 2015	Accumulated Amortization	Net Carrying Amount at September 30, 2015	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015
Trademarks	$42,649	$—	$42,649	$43,034	$—	$43,034
Developed technology	9,775	2,688	7,087	9,862	2,469	7,393
Customer relationships	91,604	48,397	43,207	92,581	44,195	48,386
Backlog	8,975	8,975	—	9,129	9,129	—
Certification	445	—	445	449	—	449
Other	1,630	1,445	185	1,630	1,317	313
Total	$155,078	$61,505	$93,573	$156,685	$57,110	$99,575

Goodwill
The carrying amount of goodwill as of September 30, 2015 is as follows:

Amount
Balance as of March 31, 2015	$105,232
Goodwill acquired	19,459
Foreign currency translation impact	(1,969)
Balance as of September 30, 2015	$122,722
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In addition to the qualitative analysis, we also perform a quantitative analysis using the income approach. Our annual impairment test will be performed during the fourth quarter of our fiscal year. The Sumac transaction was structured as an asset purchase and the $9,255 in goodwill associated with that transaction will be deductible for tax purposes in Canada. All remaining goodwill at September 30, 2015 is not deductible for tax purposes.

During the three months ended September 30, 2015, we completed a restructuring of our Canadian operations in which we reduced approximately 34% of our Canadian workforce and closed two sales offices. The employee severance and office closure costs totaled $578.
During the six months ended September 30, 2015, revenue from our organic Canadian operations (excluding our recent Sumac acquisition) has decreased by approximately 57% over the six months ended September 30, 2014.
    We consider the recent decline in our Canadian business, which management believes is attributable to lower oil prices and the reduction of capital investments in the Canadian oil sands region, to be an indicator of potential asset impairments in our Canadian reporting unit. The goodwill balance in the Canadian reporting unit at September 30, 2015 is $35,709 and the net intangible assets are $26,621. During the three months ended September 30, 2015, we performed an interim goodwill and intangible asset impairment assessment of our Canadian reporting unit utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations. Based on the interim goodwill impairment assessment, the estimated fair value of the Canadian reporting unit exceeded the carrying value. As such, there was no impairment of goodwill or intangible assets as of September 30, 2015.

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2015	March 31, 2015
Accrued employee compensation and related expenses	$7,410	$11,040
Customer prepayment	284	633
Warranty reserve	349	429
Professional fees	1,390	1,568
Sales tax payable	1,669	1,058
Other	1,692	2,689
Total accrued current liabilities	$12,794	$17,417
7. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,498 at September 30, 2015). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at September 30, 2015 or March 31, 2015.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,217 at September 30, 2015). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at September 30, 2015 or March 31, 2015.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $227 at September 30, 2015). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at September 30, 2015 or March 31, 2015.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $376 at September 30, 2015).  No amounts were outstanding under this facility at September 30, 2015 or March 31, 2015.
Under the Company’s senior secured revolving credit facility described below in Note 8, “Long-Term Debt,” there were $5,000 of outstanding borrowings at September 30, 2015 and no outstanding borrowings at March 31, 2015.
8. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2015	March 31, 2015
Variable Rate Term Loan, due April 2019	$101,250	$108,000
Less current portion	(13,500)	(13,500)
	$87,750	$94,500

Senior Secured Credit Facility
In August 2015, we entered into the second amendment (the "Amendment") to our amended and restated credit agreement, dated April 19, 2013. Under our credit facility, a component of our interest rate is dictated by our leverage ratio. Under the Amendment, the fixed portion of our interest rate, which is dictated by our leverage ratio, was reduced by 0.25% and our fee on undrawn amounts on our senior secured revolving credit facility was reduced by 0.05%. The maximum leverage ratio permitted for each fiscal quarter remained at 2.75 to 1.0. During the six months ended September 30, 2015, in connection with the Amendment, we incurred $341 of fees, which we have deferred and will recognize as interest expense over the life of the term loan. During the six months ended September 30, 2014, we incurred $290 of debt issuance costs in connection with the execution of the first amendment to our amended and restated credit agreement.
Under our credit facility, in no case shall availability exceed commitments thereunder. The credit facility will mature in April 2019. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.25% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee. At September 30, 2015, we had $5,000 of outstanding borrowings under our senior secured revolving credit facility. The interest rate on outstanding borrowings as of September 30, 2015 was 2.00%. As of September 30, 2015, we had $54,371 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances, borrowings and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of September 30, 2015, our interest rate was 2.00%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due in April 2019.
Interest rate swap. The Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreement, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of the Amendment and our interest rate swap, our interest rate on outstanding principal amounts was fixed at approximately 2.87%. We have hedged 100% of our interest payments on outstanding principal through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5,200 of average outstanding principal remain unhedged as of September 30, 2015, increasing to $49,780 for the period from May 1, 2018 to April 19, 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of September 30, 2015, we were in compliance with all financial covenants of the credit facility.
9. Commitments and Contingencies
At September 30, 2015, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $12,979. Of this amount, $1,400 is secured by cash deposits at the Company’s financial institutions and an additional $629 represents a reduction of the available amount of the Company's short and long term revolving lines of credit.  Included in prepaid expenses and other current assets at September 30, 2015 and March 31, 2015 was approximately $1,400 and $1,388, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $5,217 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2015, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At September 30, 2015, there were 441,726 options outstanding. For the three months ended September 30, 2015 and 2014, stock compensation expense was $999 and $816, respectively, and $1,874 and $1,372 for the six months ended September 30, 2015 and 2014, respectively.
During the three and six months ended September 30, 2015, 78,953 and 96,953 restricted stock units were issued to our employees, respectively. The aggregate grant date fair values as determined by the closing price of our stock on the respective grant dates were $1,910 and $2,343 for the three and six months ended September 30, 2015, respectively. The awards will be expensed on a straight-line basis over the service periods which range from one to three years. At each anniversary of the restricted stock unit's grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $385. During the three and six months ended September 30, 2015, 3,976 and 7,966 of fully vested common shares were issued to our directors, respectively. The aggregate grant date fair values as determined by the closing price of our common stock on the respective grant dates were $96 and $192 for the three and six months ended September 30, 2015, respectively. The fair value of the awards will be expensed on each grant date.

During the three months ended September 30, 2015, a target amount of 46,426 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $1,113. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2018, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we use a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2018. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 92,852 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.
11. Income Taxes
For the six month periods ended September 30, 2015 and 2014, the Company recorded tax expense of $5,508 on pre-tax income of $17,015 and tax expense of $4,853 on pre-tax income of $28,135, respectively. During the six months ended September 30, 2015, the Company accrued additional deferred tax liability of $455 due to an increase in the provincial tax rate in Alberta, Canada. The deferred tax liability relates primarily to amortizing and indefinite life intangibles allocated to our Canadian subsidiary. During the six months ended September 30, 2014, the Company released a deferred tax liability of $3,224 for taxes accrued on previously undistributed foreign earnings that are no longer expected to be repatriated. Our anticipated annual effective tax rate before discrete events is approximately 29.4% and has been applied to our consolidated pre-tax income for the six months ended September 30, 2015. For the six months ended September 30, 2014, our tax provision reflected an annual effective tax rate before discrete events of 28.5%.
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
As of September 30, 2015, we have established a long-term liability for uncertain tax positions in the amount of $1,914, of which $1,119 is related to the IPI acquisition. We expect $1,281 of the liability to be released in the third quarter of fiscal 2016 ending on December 31, 2015, of which $501 is related to the IPI acquisition.  During the six months ended September 30, 2015, the Company recognized related accrued interest and penalties of $47 as income tax expense.

As of September 30, 2015, the tax years 2011 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Total sales and income from operations classified by major geographic area in which the Company operates are as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Sales by geographic area:
United States (a)	$34,611	$26,749	$63,109	$48,740
Canada (b)	12,632	28,165	25,702	50,045
Europe (c)	15,245	15,958	31,596	29,652
Asia	7,446	8,161	14,750	18,263
	$69,934	$79,033	$135,157	$146,700
Income from operations:
United States (a)	$7,313	$5,336	$11,269	$8,908
Canada (b)	1,205	10,447	2,535	17,344
Europe (c)	2,775	2,456	5,160	3,332
Asia	1,411	1,460	3,001	3,733
Unallocated:
Stock compensation	(999)	(816)	(1,874)	(1,372)
Public company costs	(384)	(411)	(698)	(713)
	$11,321	$18,472	$19,393	$31,232
(a) IPI's sales and operating income from the date of acquisition are included in the United States geographic region for the three and six months ended September 30, 2015.
(b) Sumac's sales and operating income from the date of acquisition are included in the Canada geographic region for the three and six months ended September 30, 2015
(c) Unitemp's sales and operating income are included in the Europe geographic region for the three and six months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2015 and 2014 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2015 and 2014 as Interim 2016 and Interim 2015, respectively, and the six month periods ended September 30,

2015 and 2014 as YTD 2016 and YTD 2015, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For more than 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction or "EPC" companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2016 and YTD 2015, approximately 53% and 67% of our revenues were generated outside of the United States, respectively.

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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with strong visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2015 was $82.3 million as compared to $75.7 million at March 31, 2015. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

•
Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations. During YTD 2016, we experienced a 49% revenue decline in our Canada region where the decline in the price of oil resulted in the postponement or suspension of a number of significant upstream exploration and production projects.

•
Acquisition strategy. Recently, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve.

•
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

•
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

•
    On July 31, 2015, we acquired 100% of the capital stock of Industrial Process Insulators, Inc. ("IPI"). IPI is an insulation contractor located in Port Neches, Texas serving the refining, petrochemical, power and energy, marine, and pulp and paper industries in the United States, with a significant presence in the Texas and Louisiana Gulf Coast region. For the unaudited twelve month period ended June 30, 2015, IPI generated revenue of approximately $22 million.

As a result of these acquisitions, our YTD 2016 results reflect $12.4 million in revenue and $1.6 million in income from operations contributed by our acquired businesses. We are currently in the process of finalizing the purchase price accounting for these acquisitions, which includes the valuation of amortizing intangible assets. YTD 2016 results include an estimate of these amortization amounts which are subject to finalization in future periods. See Note 5. “Acquisition, Goodwill and Other Intangible Assets” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on these acquisitions.

We may refer to "organic revenue". This should be interpreted to mean our legacy business that is not related to any of our recently acquired businesses.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of revenue in the periods listed:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Greenfield	34%	38%	37%	39%
MRO/UE	66%	62%	63%	61%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. With the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2016 and YTD 2015, MRO/UE sales comprised approximately 63% and 61% of our consolidated revenues, respectively.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Developments-Canadian operations.  During the six months ended September 30, 2015, revenue from our organic Canadian operations (excluding our recent Sumac acquisition) has decreased by approximately 57% over the six months ended September 30, 2014. Lower crude oil prices over the last year have had a significant adverse impact on capital spending, particularly in the Canadian oil sands region, which in turn resulted in our recent decline in revenue in Canada. We believe that the recent revenue decline in our Canadian reporting unit is cyclical in nature and that our long term business model is sound. We cannot, however, provide any assurances regarding a recovery in our Canadian operations.
During the three months ended September 30, 2015, we completed a restructuring of our Canadian operations in which we reduced approximately 34% of our Canadian workforce and closed two sales offices. The employee severance and office closure costs totaled $578. These spending reductions are intended to align the expected cost structure with future expected revenue levels.
We consider the recent decline in our Canadian business to be an indicator of potential asset impairments in our Canadian reporting unit. The goodwill balance in the Canadian reporting unit at September 30, 2015 is $35.7 million and the net intangible assets are $26.6 million. During the three months ended September 30, 2015, we performed an interim goodwill and intangible asset impairment assessment of our Canadian reporting unit utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations. A significant amount of management judgment is necessary to estimate our future cash flows which are used to measure fair value. Significant estimates and assumptions inherent in the valuations include current and anticipated market conditions, internal projections and operating plans which incorporate estimates for sales growth and profitability and the discount rates applied to our projected cash flows. Based on the interim goodwill and intangible asset impairment assessment, the estimated fair value of the Canadian reporting unit exceeded the carrying value by less than 10%. As such, there was no impairment of goodwill or intangible assets as of September 30, 2015.
Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions in Canada, especially in energy markets, could indicate a need to reevaluate the fair value of our Canadian reporting unit and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our Canadian reporting unit in future periods.

Results of Operations (Three-month periods ended September 30, 2015 and 2014)
The following table sets forth our consolidated statements of operations data for the three months ended September 30, 2015 and 2014 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/ (Decrease)
	(dollars in thousands)
	2015	2014	$	%
Consolidated Statements of Operations Data:
Sales	$69,934	$79,033	$(9,099)	(12)%
Cost of sales	36,580	37,812	(1,232)	(3)%
Gross profit	$33,354	$41,221	$(7,867)	(19)%
Gross margin %	47.7%	52.2%
Operating expenses:
Marketing, general and administrative and engineering	$16,716	$19,192	$(2,476)	(13)%
Acquisition related contingent consideration accounted for as compensation (1)	1,290	—	$1,290	—%
Stock compensation expense	999	816	183	22%
Amortization of intangible assets	3,028	2,741	287	10%
Income from operations	$11,321	$18,472	$(7,151)	(39)%
Interest expense, net:
Interest income	111	119	(8)	(7)%
Interest expense	(878)	(1,069)	191	(18)%
Accelerated amortization of debt costs	(302)	—	(302)	—%
Amortization of debt costs	(111)	(119)	8	(7)%
Interest expense, net	(1,180)	(1,069)	(111)	10%
Other expense	(119)	(855)	736	(86)%
Income before provision for income taxes	$10,022	$16,548	$(6,526)	(39)%
Income tax expense	3,041	4,800	(1,759)	(37)%
Net income	$6,981	$11,748	$(4,767)	(41)%
Income attributable to non-controlling interests (2)	85	—	$85	—%
Net income available to Thermon Group Holdings, Inc.	$6,896	11,748	$(4,852)	(41)%
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

(2) Income attributable to 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Three Months Ended September 30, 2015 (“Interim 2016”) Compared to the Three Months Ended September 30, 2014 (“Interim 2015”)
Revenues. Revenues for Interim 2016 were $69.9 million, compared to $79.0 million in Interim 2015, a decrease of $9.1 million or 12%. Our organic revenue was $62.1 million and revenue contributed by our recently acquired Unitemp, Sumac and IPI businesses was $7.8 million. There was an overall negative effect on our organic revenue due to foreign currency translation of $6.4 million in Interim 2016 as compared to Interim 2015. Our revenue in the United States increased $7.9 million or 29%, as we are experiencing increased activity with our petrochemical and power generation customers. Revenue in Canada decreased by $15.5 million or 55%, as activity in the Canadian oil sands region has slowed significantly driven by the decline in crude oil prices. Interim 2016 revenue in Canada was negatively impacted by $2.3 million due to the effect of foreign currency translation. Revenue decreased in Europe by $0.7 million or 4% and in Asia by $0.7 million or 9%, with both decreases attributable to the effect of foreign currency translation. Europe's and Asia's revenues were negatively impacted by $2.7 million and $1.2 million, respectively, due to fluctuations in foreign currency exchange rates. Excluding our Canadian operations and adjusting for the impact of foreign currency translation on our revenue, our organic revenue would have been $55.9 million in Interim 2016 as compared to $50.9 million in Interim 2015, an increase of 10%.
For our organic business in Interim 2016, our sales mix was 34% Greenfield and 66% MRO/UE compared to 38% Greenfield and 62% MRO/UE in Interim 2015. The comparative decline in Greenfield is due to the decline in large Greenfield projects in the Canadian oil sands region.
Gross profit and margin. Gross profit totaled $33.4 million in Interim 2016 compared to $41.2 million in Interim 2015, a decrease of $7.8 million or 19%. The decrease in gross profit is due to decreased overall revenue as well as a reduced gross margin percentage which decreased from 52.2% in Interim 2015 to 47.7% in Interim 2016. Our Interim 2016 gross margins were within our expected historical range of 45%-50%, whereas our Interim 2015 gross margins were above this range as we experienced manufacturing efficiencies as a result of our increased revenue as well as a favorable product mix. We expect our acquired businesses' margins to be slightly below our historical range.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (excluding stock compensation expense and Sumac acquisition related compensation) were $16.7 million in Interim 2016, compared to $19.2 million in Interim 2015, a decrease of $2.5 million or 13%. Marketing, general and administrative and engineering costs (excluding stock compensation expense and Sumac acquisition related compensation) were 23.9% of total revenues in Interim 2016 as compared to 24.3% in Interim 2015. In Interim 2016, $1.9 million of marketing, general and administrative and engineering expenses were due to ongoing expenses of our recently acquired businesses. Excluding these acquisitions, our marketing, general and administrative costs decreased by $4.4 million in Interim 2016 as compared to Interim 2015. The decline is partly associated with reduced employee bonus expense of $2.6 million, as we did not meet our internal financial performance targets in Interim 2016 whereas in Interim 2015 we exceeded our financial performance targets. The remaining decrease in marketing, general and administrative and engineering costs primarily relates to strategic reductions in our workforce and discretionary spending due to decreased demand in certain geographies. In total, our base wages and benefits decreased by approximately $0.7 million and discretionary spending decreased by approximately $0.3 million in Interim 2016. We anticipate that these combined cost savings measures will reduce marketing, general and administrative expense by $5.0 million over the next twelve months ended September 30, 2016. These cost savings measures were partially offset by a $0.6 million restructuring charge in Canada related to accrued employee severance payments and future lease payments on facilities we will no longer use. The balance of reduced marketing, general and administrative and engineering costs are due to foreign currency translations.
During Interim 2016, we recorded $1.3 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note. Since the performance based note requires continued employment by Sumac's principals, the estimated cost will be expensed as compensation on a ratable basis until the performance note becomes determinable on April 1, 2016. See Note 5. "Acquisition, Goodwill and Other Intangible Assets" to our unaudited consolidated financial statements included elsewhere in the quarterly report for further discussion.
Stock compensation expense increased by $0.2 million in Interim 2016 from $0.8 million in Interim 2015 to $1.0 million in Interim 2016. The increase in stock compensation in Interim 2016 is primarily attributable to a grant offered to a newly hired member of our senior management team that has a one year vesting period.
Amortization of intangible assets. Amortization of intangible assets was $3.0 million in Interim 2016 compared to $2.7 million in Interim 2015, an increase of $0.3 million. Our amortization of intangible assets increased $0.5 million due to our recent acquisitions and was offset in part by a decrease in amortization associated with foreign currency fluctuations.

Interest expense, net. Interest expense, net, was $1.2 million in Interim 2016, compared to $1.1 million in Interim 2015, an increase of $0.1 million. Interest expense on outstanding principal decreased $0.2 million in Interim 2016 as compared to Interim 2015, primarily due to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility. During Interim 2016, we entered into the second amendment ("the Amendment") to our amended and restated credit agreement which will result in approximately $0.3 million of annual interest expense reductions, beginning September 2015. In connection with the Amendment, we incurred a $0.3 million acceleration of deferred debt issuance costs which are included as interest expense. Based on the amended terms of our credit agreement and our interest rate swap, we anticipate our interest rate on outstanding principal payments will remain fixed at 2.87% through April 2016.
Other expense. We incurred $0.1 million and $0.9 million of other expense in Interim 2016 and Interim 2015, respectively, a decrease of $0.8 million. In both periods, other expense was primarily attributable to foreign currency transaction losses and losses on our foreign currency forward contracts. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $3.0 million in Interim 2016 on pre-tax income of $10.0 million, compared to an income tax expense of $4.8 million in Interim 2015 on pre-tax income of $16.5 million, a decrease of $1.8 million. The decrease in income tax expense is due to reduced pre-tax income in Interim 2016. Our effective tax rate before discrete events was 29.4% and 28.5% in Interim 2016 and Interim 2015, respectively. The increase in our effective tax rate before discrete events in Interim 2016 as compared to Interim 2015 is due to an increase in pre-tax income in the United States and reduced pre-tax income in Canada where the corporate tax rates are 35% and 27%, respectively
Our anticipated annual effective tax rate of approximately 29.4% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for Interim 2016. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 11, “Income Taxes,” to our unaudited consolidated financial statements, included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income available to the Company, after non-controlling interest, was $6.9 million in Interim 2016 as compared to net income of $11.7 million in Interim 2015, a decrease of $4.8 million or 41%. The decrease in Interim 2016 net income is primarily due to our decreased gross profit of $7.9 million as a result of our revenue decline and our reduced gross margin percentage and, to a lesser extent, due to our $0.3 million increase in amortization related to recent acquisitions and $0.2 million increase in stock compensation expense. This decrease was offset in part by a $2.5 million reduction in marketing, general and administrative and engineering costs, reduced losses of $0.8 million on foreign currency transactions, and reduced income tax expense of $1.8 million. In Interim 2016, we incurred $1.3 million in acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note.
Results of Operations (Six-month periods ended September 30, 2015 and 2014)

The following table sets forth our consolidated statements of operations data for the six months ended September 30, 2015 and 2014 and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/ (Decrease)
	(dollars in thousands)
	2015	2014	$	%
Consolidated Statements of Operations Data:
Sales	$135,157	$146,700	$(11,543)	(8)%
Cost of sales	71,066	71,634	(568)	(1)%
Gross profit	$64,091	$75,066	$(10,975)	(15)%
Gross margin %	47.4%	51.2%
Operating expenses:
Marketing, general and administrative and engineering	$34,314	$36,970	$(2,656)	(7)%
Acquisition related contingent consideration accounted for as compensation (1)	2,666	—	2,666	—%
Stock compensation expense	1,874	1,372	502	37%
Amortization of intangible assets	5,844	5,492	352	6%
Income from operations	$19,393	$31,232	$(11,839)	(38)%
Interest expense, net:
Interest income	218	227	(9)	(4)%
Interest expense	(1,787)	(2,249)	462	(21)%
Accelerated amortization of debt costs	(302)	—	(302)	—%
Amortization of debt costs	(220)	(237)	17	(7)%
Interest expense, net	(2,091)	(2,259)	168	(7)%
Other expense	(287)	(838)	551	(66)%
Income before provision for income taxes	$17,015	$28,135	$(11,120)	(40)%
Income tax expense	5,508	4,853	655	13%
Net income	$11,507	$23,282	$(11,775)	(51)%
Income attributable to non-controlling interests (2)	182	—	$182	—%
Net income available to Thermon Group Holdings, Inc.	$11,325	$23,282	$(11,957)	(51)%
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
(2) Income attributable to 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Six Months Ended September 30, 2015 (“YTD 2016”) Compared to the Six Months Ended September 30, 2014 (“YTD 2015”)
Revenues. Revenues for YTD 2016 were $135.2 million, compared to $146.7 million for YTD 2015, a decrease of $11.5 million or 8%. YTD 2016 includes $12.4 million of revenue contributed by our recently acquired Unitemp, Sumac and IPI businesses. Revenues from our existing operations declined $23.9 million, which includes the negative impact of $12.4 million in comparative foreign currency translations. During YTD 2016 and YTD 2015, MRO/UE revenue represented 63% and 61% of total revenues, respectively, and Greenfield revenue represented 37% and 39% of total revenues, respectively.
In YTD 2016, revenue grew in our United States and Europe regions and declined in our Canada and Asia regions. Our recently acquired Unitemp, Sumac and IPI businesses are included in our Europe, Canada and United States regions, respectively. YTD 2016 Revenue in the United States grew by $14.4 million or 29%, attributable to continued strong activity in petrochemical and power generation. In Europe, YTD 2016 revenue increased $1.9 million or 7%. Europe includes $3.3 million of YTD 2016 revenue from our Unitemp business. Europe's organic YTD 2016 revenue was negatively impacted by $6.2 million or 21% from foreign currency translations. YTD 2016 revenues in Canada declined $24.3 million or 49%. YTD 2016 revenue in Canada includes $4.9 million of revenue from our Sumac business. Our revenue decline in Canada is directly related to lower crude oil prices and the postponement or suspension of upstream exploration and production projects, particularly in the Canadian oil sands region. YTD 2016 revenues in Canada were also negatively impacted by $3.7 million or 7% from foreign currency translations. YTD 2016 revenues in our Asia region declined $3.5 million or 19%. The decline in Asia is attributable to short term project timing, the effects of foreign currency translation and a relatively strong comparison in YTD 2015.
Gross profit and margin. Gross profit totaled $64.1 million in YTD 2016, compared to $75.1 million in YTD 2015, a decrease of $11.0 million or 15%. The decline in gross profit is partly due to the decline in revenue as well as a decline in our gross margins which were 47.4% and 51.2% in YTD 2016 and YTD 2015, respectively. Our YTD 2016 gross margins were within our historical range of 45%-50%, whereas our YTD 2015 gross margins were above this range as we experienced manufacturing efficiencies as a result of our increased revenues, as well as a favorable product mix. We expect our acquired businesses' margins to be slightly below our historical range.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs (excluding stock compensation expense and Sumac acquisition related compensation) were $34.3 million in YTD 2016, compared to $37.0 million in YTD 2015, a decrease of $2.7 million or 7%. As a percentage of total revenue, marketing, general and administrative and engineering costs (excluding stock compensation expense and Sumac acquisition related compensation) were 25.4% and 25.2% in YTD 2016 and YTD 2015, respectively. In YTD 2016, $3.1 million of marketing, general and administrative and engineering costs were due to ongoing expenses of our recently acquired businesses. Excluding these acquisitions, our marketing, general and administrative costs decreased by $5.8 million in YTD 2016 as compared to YTD 2015. The decline is primarily driven by reduced employee bonus expense of $3.4 million, as we did not meet our internal financial performance targets in YTD 2016, whereas in YTD 2015 we exceeded our financial performance targets.
Included in YTD 2016 marketing, general and administrative and engineering is a $0.5 million reduction of expense to correct a prior period accounting error related to the withholding of vested equity awards to satisfy employees' withholding tax obligations. see Note 1. "Basis of Presentation and Accounting Policy Information." This correction of an error was offset by a $0.6 million restructuring charge in Canada related to accrued employee severance payments and future lease payments on facilities we will no longer use.
During YTD 2016, we recorded $2.7 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note. Since the performance based note requires continued employment by Sumac's principals, the estimated cost will be expensed as compensation on a ratable basis until the performance note becomes determinable on April 1, 2016. See Note 5. "Acquisition, Goodwill and Other Intangible Assets" to our unaudited consolidated financial statements included elsewhere in the quarterly report for further discussion.
Stock compensation expense increased $0.5 million in YTD 2016 as our overall pool of unvested equity awards was higher in YTD 2016 and compared to YTD 2015.
Amortization of intangible assets. Amortization of intangible assets was $5.8 million and $5.5 million in YTD 2016 and YTD 2015, respectively. Our amortization of intangible assets increased $0.3 million due to our recent acquisitions and was offset in part by a decrease in amortization associated with foreign currency translation.
Interest expense. Interest expense, net, was $2.1 million in YTD 2016, compared to $2.3 million in YTD 2015, a decrease of $0.2 million. Interest expense on outstanding principal decreased $0.5 million in YTD 2016 as compared to YTD 2015. The decrease is attributed to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility as well as interest rate reductions realized from the first and second amendments to our credit agreement. In August 2015, we completed the Amendment to our credit agreement which will result in approximately $0.3 million in annual interest expense reductions. In connection with the Amendment, we incurred a $0.3 million acceleration of deferred debt issuance costs which are included as interest expense. Based on the terms of our interest rate swap, we anticipate our interest rate on outstanding principal payments will remain fixed at 2.87% through April 2016.
Other expense. Other expense was $0.3 million in YTD 2016 compared to $0.8 million in YTD 2015, a decrease of $0.5 million. Other expense was primarily comprised of losses from our foreign exchange transactions and our foreign currency forward contracts. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  Income tax expense was $5.5 million in YTD 2016 on pre-tax income of $17.0 million compared to an income tax expense of $4.9 million in YTD 2015 on pre-tax net income of $28.1 million, an increase of $0.6 million. In YTD 2016, the provincial tax rate in Alberta, Canada increased which resulted in incremental income tax expense of $0.5 million due to an increase in our deferred tax liabilities. During YTD 2015, we recorded an income tax benefit of $3.2 million related to the release of a deferred tax liability for undistributed foreign earnings that we no longer expect to repatriate. Our income tax rate before discrete events was 29.4% and 28.5% in YTD 2016 and YTD 2015, respectively. The increase in our effective tax rate before discrete events in YTD 2016 as compared to YTD 2015 is due to an increase in pre-tax income in the United States, and reduced pre-tax income in Canada, where the corporate tax rates are 35% and 27%, respectively.
Our anticipated annual effective tax rate of approximately 29.4% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for YTD 2016. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 11, “Income Taxes,” to our unaudited consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income available to the Company, after non-controlling interest, was $11.3 million in YTD 2016, compared to $23.3 million in YTD 2015, a decrease of $12.0 million. Our gross profit in YTD 2016 decreased $11.0 million due to reduced revenue and a reduced gross margin percentage. This decrease was offset in part by a reduction in marketing, general and administrative and engineering expenses in YTD 2016 of $2.7 million, primarily due to reduced incentive bonus expense. In YTD 2016, we incurred $2.7 million of acquisition related contingent consideration related to Sumac's $5.9 million performance based note. The decrease in YTD 2016 net income available to the Company was also due to increases in amortization, stock compensation and income tax expenses of $0.3 million, $0.5 million and $0.6 million, respectively, in the same period.
Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of September 30, 2015 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$101,250	$13,500	$37,125	$50,625
Interest payments on variable rate term loan(2)	6,957	2,732	3,730	495
Borrowings under revolving credit facility (3)	5,000	5,000
Operating lease obligations(4)	8,048	2,610	2,966	1,287	1,185
Information technology services agreements(5)	1,751	1,146	605
Total	$123,006	$24,988	$44,426	$52,407	$1,185
__________________________________

(1)
    Consists of monthly scheduled principal payments under our credit facility of $1.1 million through March 31, 2017; increasing in April 2017 to $1.7 million through maturity with a lump-sum payment of $40.5 million due in April 2019.

(2)     Consists of estimated future term loan interest payments at an interest rate of 2.87% based on our interest rate swap agreement (a) through April 30, 2016 and (b) after April 30, 2016 through the April 2019 maturity date, at a blended interest rate based on the amount of interest payments on outstanding principal that are fixed through our interest rate swap and our interest rate on LIBOR-based borrowings of 2.00% as of September 30, 2015 has been applied to any unhedged future interest payments.
(3)    Consists of borrowings under our revolving line of credit facility. As of September 30, 2015, the interest rate on outstanding borrowings was 2.0%.

(4)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.
(5)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2015, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At September 30, 2015, we had in place standby letters of credit, bank guarantees and performance bonds totaling $13.0 million to support our various customer contracts. Our Indian subsidiary also has $5.2 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.
Cash and cash equivalents.  At September 30, 2015, we had $61.7 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $7.0 million, or 11%, of these amounts were held in domestic accounts with various institutions and approximately $54.7 million, or 89%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 8, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2. At September 30, 2015, we had $5.0 million of outstanding borrowings under our revolving credit facility and $54.4 million of available capacity thereunder, after taking into account the borrowing base, outstanding loan advances, and borrowings and letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations. During Interim 2016, we borrowed $5.0 million under our revolving credit facility to finance a portion of the purchase price for the IPI acquisition.
As of September 30, 2015, we had $101.3 million outstanding on our variable rate term loan. The credit agreement, as amended by the first and second amendments, requires monthly principal payments of $1.1 million through March 31, 2017. Thereafter, monthly principal payments increase to $1.7 million through the remaining term of the loan with a lump-sum payment of $40.5 million due at maturity in April 2019.
Interest rate swap. The Company entered into an interest rate swap to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the interest rate swap agreement, we pay a fixed amount and receive payments based on a variable interest rate. Since the execution of the Amendment to our credit facility in August 2015, our interest expense on outstanding principal amounts was fixed at approximately 2.87%. We have hedged 100% of our interest payments on outstanding principal through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5.2 million of average outstanding principal remain unhedged, increasing to $49.8 million for the period from May 1, 2018 to April 19, 2019.
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

For our fiscal year 2016, we continue to expect to invest approximately $9.1 million on planned investments related to the expansion of our tube bundle manufacturing facility, our multi-year ERP upgrade, translation services on our various global websites and maintenance capital expenditures. With the purchase of Sumac, we invested an additional $1.3 million during YTD 2016 for temporary power products that were or will be deployed to our customers on a rental basis. We expect to continue to make additional investments in rental temporary power products during the remainder of fiscal 2016 as demand requires.
Net cash provided by operating activities totaled $11.6 million for YTD 2016, compared to $17.7 million provided in YTD 2015, a decrease of $6.1 million or 34%. In YTD 2016, net income decreased by $11.8 million from $23.3 million in YTD 2015 to $11.5 million in YTD 2016. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes and other non-cash items were $9.9 million in YTD 2016 and $4.1 million in YTD 2015, a difference of $5.8 million. The change is primarily related to release of a $3.2 million deferred tax liability for undistributed foreign earnings we no longer expect to repatriate that occurred in YTD 2015.
In YTD 2016, our current assets decreased representing a source of cash of $0.1 million, whereas in YTD 2015 our current assets increased representing a use of cash of $19.9 million, a comparative improvement of $20.0 million. This improvement is primarily attributed to the change in our accounts receivable balance due to the timing of our billings and collections and represented a source of cash of $4.4 million in YTD 2016 and a use of cash of $13.0 million in YTD 2015. In both periods, our inventories grew in preparation for the winter months as most of our customers perform preventative maintenance prior to the winter season. Inventory grew $3.5 million in YTD 2016 and $4.9 million in YTD 2015. Cost and estimated earnings in excess of billings on uncompleted contracts was a source of cash of $0.7 million in YTD 2016 and a use of cash of $0.4 million in YTD 2015, which is primarily attributed to timing of billings on our turnkey projects. Our combined balance of accounts payable, accrued liabilities and other non-current liabilities was a use of cash of $7.3 million in YTD 2016 and source of cash of $8.2 million in YTD 2015, a decrease of $15.5 million. Payments related to our annual incentive bonus and changes in the related accrual balances represented a comparative use of cash of $8.3 million. Changes in our income taxes payable and receivable balances represented a comparative use of cash of $4.6 million.
Net cash used in investing activities totaled $37.8 million and $1.6 million for YTD 2016 and YTD 2015, respectively. In YTD 2016 and YTD 2015, we purchased $6.7 million and $1.6 million, respectively, of property, plant and equipment. The $5.1 million increase in the purchase of property, plant and equipment is primarily related to costs incurred for the expansion of our tubing bundle and warehouse facilities, located in San Marcos, Texas, where we have spent $3.1 million in YTD 2016 toward the completion of these facilities. Additionally, Sumac purchased $1.3 million in property, plant and equipment primarily related to equipment to be leased. In YTD 2016, we paid $31.2 million to acquire Sumac and IPI, net of cash acquired.
Net cash used in financing activities totaled $3.1 million used in YTD 2016 and $5.2 million used in YTD 2015, reflecting a decrease in the use of cash of $2.1 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $6.8 million in both periods. In YTD 2016, we borrowed $5.0 million under our revolving credit facility which we utilized to help fund the acquisition of IPI. In YTD 2015, we received a benefit of $1.4 million for tax deductions related to stock option exercises, whereas in YTD 2016 our benefit was $0.1 million. During YTD 2016 and YTD 2015, we received $0.2 million and $0.5 million from stock option exercises, respectively. In YTD 2016, the Company withheld $1.2 million of vested shares to satisfy their employees' withholding tax obligations upon the vesting of equity awards.
Off-Balance Sheet Arrangements
As of September 30, 2015, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 53% of our YTD 2016 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products outside their geography, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2016, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a decrease in net income of $82 thousand for YTD 2016. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in an increase in net income of $67 thousand for YTD 2016. A 10% appreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $0.4 million for YTD 2016. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $0.3 million for YTD 2016.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $0.3 million and $0.8 million in YTD 2016 and YTD 2015, respectively.
As of September 30, 2015, we had approximately $11.4 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2016, we estimate that our sales were negatively impacted by $12.4 million when compared to foreign exchange translation rates that were in effect in YTD 2015. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. We were adversely affected by foreign currency exchange rate fluctuations in all geographies in which we operate with the most significant impacts attributed to the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $7.3 million and $6.9 million in YTD 2016 and YTD 2015, respectively. Currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (loss) (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.00% as of September 30, 2015. We entered into an interest rate swap agreement which fixed our interest payments on outstanding principal. Based on the terms of our interest rate swap and the Amendment, our interest rate is fixed at approximately 2.87% through April 2016. For the period from May 1, 2016 through April 30, 2018, interest payments based on the one-month LIBOR rate on approximately $5.2 million of average outstanding principal remain unhedged as of September 30, 2015, increasing to $49.8 million for the period from May 1, 2018 to April 19, 2019. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At September 30, 2015, the interest rate on amounts outstanding on our revolving credit facility was approximately 2.00%. During the six months ended September 30, 2015, we drew $5.0 million on our revolving credit facility to help fund the acquisition of IPI. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of September 30, 2015, we had $101.3 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.0 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2015.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 5, 2015	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amendment to Amended and Restated Credit Agreement dated August 26, 2015 by and among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the other financial institutions and entities party thereto*

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements *

 __________________________________

*    Filed herewith