Form 10-K
period 2016-03-31
Thermon Group Holdings, Inc.
filed 2016-05-31
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2015 was $653,350,815 based on the closing price of $20.55 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 26, 2016, the registrant had 32,232,486 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2016

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("this annual report") includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this annual report, including in the sections entitled "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words "anticipate", "assume", "believe", "budget", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "predict", "project", "will", "future" and similar terms and phrases are intended to identify forward-looking statements in this annual report.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (ix) a material disruption at any of our manufacturing facilities; (x) our dependence on subcontractors and suppliers; (xi) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xii) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xiii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xiv) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us" or the "Company" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g. "fiscal 2016," "fiscal 2015" and "fiscal 2014" mean the Company's fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014, respectively). We are a holding company that conducts all of our business through our subsidiaries. Our common stock is listed on the New York Stock Exchange under the symbol "THR."

ITEM 1. BUSINESS

Business Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and engineering, procurement and construction, or "EPC," companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2016, approximately 55% of our revenues were generated outside of the United States. Over the last fifteen months we have acquired three companies, Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We are actively pursuing strategic opportunities to expand our product and service offerings through strategic acquisitions.

Our thermal solutions, also referred to as heat tracing, provide an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. Customers typically purchase our products when constructing a new facility, which we refer to as Greenfield projects, or when performing maintenance, repair and operations on a facility's existing heat-traced pipes or upgrading or expanding a current facility, which we refer to collectively as "MRO/UE." A large processing facility may require our thermal solutions for a majority of its pipes, with the largest facilities containing hundreds of thousands of feet of heat-tracing cable and thousands of control points. Our products are low in cost relative to the total cost of a typical processing facility, but critical to the safe and profitable operation of the facility. These facilities are often complex, with numerous classified areas that are inherently hazardous and where product safety concerns are paramount. We believe that our strong brand and established reputation for safety, reliability and customer service are critical contributors to our customers' purchasing decisions.

Our customers' need for MRO/UE solutions provides us with an attractive recurring revenue stream. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 66% of our revenues for fiscal 2016 were derived from such MRO/UE activities.

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

Our corporate offices are located at 100 Thermon Drive, San Marcos, TX 78666. Our telephone number is (512) 396-5801. Our website address is www.thermon.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our Investor Relations website located at http://ir.thermon.com. All reports that we have filed with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K and our Current Reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our Investor Relations website. In addition, all reports filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. None of the information on our website or any other website identified herein is incorporated by reference in this annual report and should not be considered a part of this annual report.

Company History

Thermon Manufacturing Company, historically our principal operating subsidiary, was founded as a partnership in October 1954 and later incorporated in Texas in 1960. At that time, our primary product was a thermally conductive heat transfer compound invented by our founder, Richard Burdick. Under Mr. Burdick's leadership, we experienced steady growth by diversifying our products and expanding our geographic reach. Mr. Burdick and his family maintained a controlling interest in us until August 2007, when the controlling interest was sold to an affiliate of the Audax Group private equity firm. During Audax's tenure as our majority owner, we positioned ourselves to take advantage of rising demand in the energy end market and secured significant capital projects.

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms, which we refer to collectively as our former private equity sponsors, acquired Audax's controlling interest in us. The acquisition and related transaction expenses were financed through the issuance of our senior secured notes and an equity investment by our private equity sponsors and certain members of our current and former management team. As used in this annual report, the "CHS Transactions" refer collectively to such acquisition, the equity investment in us by CHS, our other former private equity sponsors and certain members of our management team and related financing transactions.

In May 2011, we completed the initial public offering of our common stock (or "IPO"), and our common stock became listed on The New York Stock Exchange under the ticker symbol "THR." Our former private equity sponsors sold shares of our common stock in both the IPO and a secondary public offering in September 2012. As of March 31, 2013, our former private equity sponsors had sold or otherwise disposed of all of their shares of common stock in the Company.

Over the last decade, our management team has focused on significant organic growth opportunities, particularly in high growth markets such as the Canadian oil sands region, the U.S. gulf coast, the Middle East and Russia. Over the last 15 months, we began executing on a strategy to grow our Company through the acquisition of businesses in the thermal solutions industry or businesses that provide complementary products and solutions for the markets and customers we serve. On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp located in Cape Town, South Africa in a $3.9 million cash transaction. Unitemp, formerly a distributor of Thermon's thermal solutions in South Africa, offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa. On April 1, 2015, we acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for approximately $11.0 million in cash and up to $5.9 million of potential additional contingent cash consideration. Based on the operating results of fiscal 2016, we expect to pay $5.8 million in contingent consideration to the sellers of the Sumac business. Sumac is based in Fort McMurray, Alberta, Canada and designs and manufactures temporary electrical power distribution equipment that is used in hazardous-location and general purpose areas within industrial facilities. On July 31, 2015, we acquired 100% of the capital stock of IPI, an insulation contractor located in Port Neches, Texas serving the U.S. refining, petrochemical, power and energy, marine and pulp and paper industries, in a $21.8 million cash transaction. IPI has a significant presence in the Texas and Louisiana Gulf Coast region.

Industry Overview

Alvarez & Marsal Private Equity Performance Improvement Group, LLC, or "A&M," estimated that the market for industrial electric heat tracing design and parts is approximately $1.5 billion in annual revenues in 2015. A&M also estimates that the electric heat tracing market is increasing its share of the overall heat tracing market as end users appear to continue to favor electric heat tracing solutions over steam heat tracing solutions for most new installations. When revenues for steam heat tracing parts are included, A&M estimated the overall addressable market for heat tracing design and parts to be approximately $2.8 billion in annual revenues in 2015. The industrial electric heat tracing industry is fragmented and consists of more than 30 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. Heat tracing providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require heat tracing, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meet these criteria.

The major end markets that drive demand for heat tracing include energy, chemical processing and power generation. We believe that there are attractive near-to medium-term trends in each of these end markets. In addition, we believe that the growth rate of the electric heat tracing market is accelerating as end-users continue to favor electric-based heat tracing solutions over steam-based heat tracing solutions for most new installations.

·
Energy. Heat tracing is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. From fiscal 2012-2015, we experienced significant growth in the upstream oil and gas market, with our growth heavily concentrated in the Canadian oil sands region. Due to the approximate 65% decline in crude oil prices over the last two years, we have seen suspensions or delays in capital spending within the upstream oil and gas sector, and in particular in the Canadian oil sands region, which has been partially offset by an increase in spending in the downstream oil and gas sector. A&M estimated in 2015 that the oil and gas end market accounted for approximately 57% of the total market for electric heat tracing in 2015, or approximately $830 million.

·
Chemical Processing. Heat tracing is required for temperature maintenance and freeze protection in a variety of chemical processing applications. Factors that may impact heat tracing demand in chemicals end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance. A&M estimated in 2015 that the chemicals end market (including petrochemical) accounted for approximately 22% of the total market for electric heat tracing in 2015, or approximately $310 million.

·
Power Generation. Heat tracing is required in high-temperature processes, freeze protection and environmental regulation compliance in coal and gas facilities and for safety injection systems in nuclear facilities. An important driver of demand for heat tracing solutions for power generation is increasing demand for electricity worldwide. A&M estimated in 2015 that the power generation end market accounted for approximately 11% of the total market for electric heat tracing in 2015, or approximately $170 million. In 2015, the U.S. Energy Information Administration, or "EIA," projects that global net electricity generation will increase 24% between 2013 and 2040. We believe capital spending on new and existing power generation infrastructure will be required to meet this demand.

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

Segments

In connection with acquisitions made during fiscal 2016, the Company reviewed its determination of segments. Previously, we aggregated geographic markets into one reportable segment. Based on our review, we revised our segment reporting to four reportable segments based on four geographic countries or regions: United States, Canada, Europe and Asia. All prior period results have been revised to conform to the current year presentation. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Over the last 15 months, we acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 16, "Segment Information" for financial data relating to our four reportable segments.

Products and Services

Our products include a wide range of electric heat tracing cables, steam tracing components, tubing bundles, and instrument and control products, as well as complementary product lines acquired in recent acquisitions including:

•	self-regulating and power limiting heating cables, which automatically increase or decrease heat output as pipe temperature changes as well as constant wattage heating cables;

•	mineral insulated, or "MI," cable, which is a high performance heat tracing cable for generating high temperatures that is typically used in harsh environments;

•	skin effect trace heater, which can heat lines in excess of 15 miles long from a single power point;

•	heat traced tube bundles for environmental gas sampling systems;

•	heat transfer compounds and steam tracers for comprehensive steam tracing solutions;

•	control and monitoring systems for electric tracing of pipes, tanks, hoppers and instrument sampling systems;

•	turnkey solutions that provide customers with complete solutions for heat tracing, including design, optimization, installation and ongoing maintenance;

•	products and services from the Unitemp acquisition, which include heating, sensing, monitoring and controlling tools; and

•
products from the Sumac acquisition, which include equipment for temporary electric power distribution and lighting products used in energy infrastructure construction projects and maintenance/turnaround projects.

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

ThermTracTM cables - A ThermTrac skin effect system provides a cost-effective alternative to conventional resistance heat tracing on long pipelines by eliminating the need for an extensive power distribution system. A ThermTrac system is designed to heat a pipeline in excess of 15 miles long from a single power point. The versatility of the system makes it well-suited for temperature maintenance, freeze protection and heat-up applications. The system generates heat by the resistance of the electrical current flowing through both the conductor and the inner skin of a heat tube.

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

Our heat transfer compounds create an efficient thermal connection between the heat tracing system and the process equipment. Through the elimination of air voids, heat is directed into the pipe wall primarily through conduction rather than convection and radiation. This requires fewer tracing pipes to maintain specified temperature requirements, substantially reducing operating and investment cost. Steam tracing offers the most cost effective solution for certain heavy oil and natural gas processing applications. We have also patented our SafeTrace® steam tracing products for use in applications with stringent temperature requirements.

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

We offer a variety of temperature control monitoring systems as part of our TraceNet™ family of controllers. TraceNet™ controllers allow the operator to assess operating control parameters and operating conditions throughout the heat tracing system network utilizing our TraceNet™ control solutions. Our controllers can communicate with up to 4,096 controllers over 32 channels, allowing up to 15,000 heat trace circuits to be monitored within the same network. We actively seek to expand our TraceNet™ product offerings to offer the customers the most efficient monitoring systems in the marketplace.

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

Our turnkey business in the United States is based in Houston, Texas, Port Neches, Texas and Baton Rouge, Louisiana. During fiscal 2016, we worked on more than 345 turnkey projects, with the largest turnkey project accounting for approximately $3.5 million in revenue. Engineering and construction companies in the United States often subcontract their heat tracing projects to outside parties, including us, because of the field's highly specialized nature.

In July 2015, we acquired IPI, an insulation contractor located in Port Neches, Texas. Prior to the acquisition, IPI was formerly our customer and a subcontractor to the company for 17 years. IPI enhances our turnkey product offerings and strengthens our presence in the Gulf Coast region, as IPI serves many of the same end-markets as those served by our core thermal solutions business.

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

Sumac Temporary Power Products

In April 2015, we acquired a 75% controlling interest in the business previously operated by Sumac. Sumac's line of products and solutions are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Sumac products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures. A number of Sumac's products are engineered-to-order based on proprietary designs. Products are designed around the "plug and play" concept and also integrate unique safety features including arc flash protection for making and breaking connections under electrical load as well as ground fault protection on circuits. Certain products are certified to safely operate in hazardous areas such as live plant environments that process combustible chemicals and materials. Sumac's suite of products is designed to allow for quick reconfigurations of electrical power distribution panels to meet the changing needs of contractors as work moves from one phase to the next during construction and facility maintenance operations. This allows customers to save time and money. Sumac products are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings.

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

Our flexible heat cable products are manufactured in San Marcos, Texas. The manufacturing building has approximately 48,000 square feet of floor space, including offices. We currently estimate that the facility, when operating at full capacity, will support revenue levels up to $400 to $500 million.

Our electronic cross-linking facility, which we refer to as our "ECLF." is also located at the San Marcos facility. Cross-linking enhances the thermal, chemical and electrical stability of our low-temperature self-regulating heater cables. By performing cross-linking in-house, we condense the overall manufacturing cycle by approximately six weeks. This enhances our ability to ensure a high level of product quality and to better control the production process.

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

During fiscal 2016, we completed an expansion of our primary pre-insulated tubing product manufacturing plant located in San Marcos, Texas, which significantly increased our production capacity for our instrumentation tube-bundle product line. The total cost of the expanded facility, including the purchase of new capital equipment, was $3.5 million.

Our MI cable manufacturing facility in Calgary, Canada gives us adequate capacity to service the demands of clients in the oil sands projects of Western Canada in a time efficient manner. The facility's strategic location has enabled us to expand our sale of MI cable, which is well-suited for high temperature applications and harsh, arctic environments, into a global business.

Sumac's products are currently fabricated at a facility in Fort McMurray, Alberta, Canada. Sumac's customer base has primarily been in the oil sands region of Alberta, Canada, which is a remote location. We anticipate that future growth, outside of Alberta, Canada will most likely be serviced at our primary manufacturing facility in San Marcos, Texas.

We maintain quality control testing standards in all of our manufacturing operations and perform various quality control checks on our products during the manufacturing process. We believe that our highly automated manufacturing process and multiple quality control checkpoints create high levels of operational efficiency.

Purchasing Strategy- Our critical raw materials include polymers, graphite, copper and stainless steel. For most of these materials, we purchase from multiple suppliers in order to avoid any potential disruption of our manufacturing process. For a small number of raw material items that require specific quality specifications, we have single source supply arrangements. We manage the inherent supply risk through purchase contracts and the maintenance of increased safety stock levels at all times. We evaluate pricing and performance of all suppliers annually. For our low-volume custom-built electronic controller components, we select a single supplier based on past performance reliability and monitor the process closely as volumes are too low to divide this product over multiple suppliers. Our purchase specifications are usually based on industry or manufacturer standards. Testing of the raw materials is performed and documented by our suppliers and is reviewed by us at the time of receipt.

Distribution- Our primary distribution centers are located in San Marcos, Texas, Calgary, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia, Mexico City, Mexico and Rio de Janeiro, Brazil. We expect to utilize warehouses that have been added through the acquisition of Sumac, IPI and Unitemp in Fort McMurray, Alberta, Canada, Port Neches, Texas and Cape Town and Johannesburg, South Africa, respectively, to store inventory for sales to existing Sumac, IPI and Unitemp customers.

In April 2015, we completed the expansion of our primary distribution center located in San Marcos, Texas at a total cost of $3.9 million including capital equipment. We anticipate the expansion will significantly increase our storage capacity, significantly reduce outside storage costs and consolidate warehouse operations for improved efficiencies.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenues in fiscal 2016.

Sales and Marketing

Our direct sales force, consisting of 147 employees, is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective heat tracing solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international heat tracing standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high quality heat tracing products. In addition, we believe that our registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

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

We evaluate our products for electrical safety requirements, environmental assessments and market based assessments for the particular applications and harsh climates that Thermon services. Our products comply with national and international heat tracing industry standards such as ANSI/IEEE-515, ANSI/IEEE, 515.1 and ANSI/IEEE-844 in the United States, Canadian Standards Association 130.03 in Canada; and International Electrical Commission IECx 60079-30-1 and IECEx 60079-30-2 in international markets. We also hold many product certifications from local country approval agencies and registration bodies around the world. We actively monitor the introduction of new domestic or global standards and certifications, and pursue certifications relating to the electrical heat tracing industry.

Competition

The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is the Technical Solutions segment of Pentair plc (NYSE: PNR).

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

Intellectual Property and Technology

The heat tracing industry, as well as the complementary markets where we intend to expand, are highly competitive and subject to the introduction of innovative techniques and services using new technologies. While we have patented some of our products and processes, we historically have not relied upon patents to protect our design or manufacturing processes or products, and our patents are not material to our operations or business. Instead, we rely significantly on maintaining the confidentiality of our trade secrets, manufacturing know-how and other proprietary rights and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. We have registered trademarks in the United States and abroad and over 40 recognized brand names. We also rely on a significant number of unregistered trademarks, primarily abroad, but also in the United States, in the day-to-day operation of our business.

Research and Development

Our research and development activities are focused on identifying new technologies to enhance our industrial heat tracing solutions through identifying opportunities to maximize product reliability and reduce the customer's total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current product development initiatives include polymer research, the development of advanced medium voltage skin effect conductors, and continued advancement of integrated control and monitoring systems. Software development activities include advanced heat tracing network monitoring communication software and engineering design software initiatives.

Employees

As of March 31, 2016, we employed approximately 1,021 persons on a full-time basis worldwide. We have never experienced any organized work stoppage or strike, however approximately 2% of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

Governmental Regulation

Due to the international scope of our operations, we are subject to complex United States and foreign laws governing, among others, anti-corruption matters, export controls, economic sanctions, antiboycott rules, currency exchange controls and transfer pricing rules. These laws are administered, among others, the U.S. Department of Justice, the SEC, the Internal Revenue Service, or the "IRS," Customs and Border Protection, the Bureau of Industry and Security, or "BIS," the Office of Antiboycott Compliance, or "OAC," and the Office of Foreign Assets Control, or "OFAC," as well as the counterparts of these agencies in foreign countries. Our policies mandate compliance with these laws. Despite our training and compliance programs, no assurances can be made that we will be found to be operating in full compliance with, or be able to detect every violation of, any such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

Seasonality

For information on seasonality, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality," which is hereby incorporated by reference into this Item 1.

Backlog

For information on backlog, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview- Revenue," which is hereby incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

The following risk factors address the material risks concerning our business. If any of the risks discussed in this annual report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt could be materially and adversely affected and the trading price of our common stock could decline significantly. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled "Forward-Looking Statements".

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

Suspensions and delays in large capital projects within the energy sector, especially in Canada, have adversely affected our results of operations over the last year. A sustained downturn in the energy industry, due to oil and gas prices decreasing or otherwise, could further decrease demand for some of our products and services, which would materially and adversely affect our business, financial condition and results of operations.

A significant portion of our revenue historically has been generated by end-users in the oil and gas markets where we serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. The businesses of most of our customers in the energy industry are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays and cancellations may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays and cancellations may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas are volatile and within the past two years, the price of crude oil has declined by approximately 65%. We have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in Canada, where revenue from our organic Canadian operations (excluding the Sumac acquisition) has declined by approximately 54% from fiscal 2015 to fiscal 2016. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could also have a significant negative impact on the market price of our common stock.

Our backlog may fluctuate and a failure to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2016 was $81.2 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

For fiscal 2016, approximately 55% of our revenues were generated outside of the United States, and approximately 35% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

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

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. In fiscal 2016, the value of the U.S. Dollar strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenues by $19.9 million, and such a decline could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthens relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.

Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. Fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In addition, the net asset values of foreign operations are adjusted upward and downward based on currency exchange rate fluctuations and is reported in our foreign currency translation adjustment as part of other comprehensive income in our consolidated statements of operations and comprehensive income.

Our future revenue depends in part on our ability to bid and win new contracts. Our failure to effectively obtain future contracts could adversely affect our profitability.

Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large Greenfield projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in our principal end markets, including the energy, chemical processing and power generation industries. With the recent reductions in capital spending budgets, we anticipate we could experience decreased levels of profitability which could adversely impact our financial results. In addition, if we fail to replace completed or canceled large Greenfield projects with new order volume of the same magnitude, our backlog will decrease and our future revenue and financial results may be adversely affected. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

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

    Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning on May 3, 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. None of Thermon's personnel located in Fort McMurray were injured nor were our facilities damaged. However, the entire city of Fort McMurray including all of our staff were evacuated beginning May 4, 2016 and are expected to return the first week of June. We expect to incur costs for temporary relocation of our employees as well as business interruption costs that are potentially material. These costs may not be covered fully by insurance that we have in place. As a result of the crisis at Fort McMurray, many of the nearby oil sands region facilities have ceased operations for the near term due to evacuation of personnel. These shut downs may also adversely impact Thermon's core thermal solutions business in the near term.
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

We derived approximately 7%, 3% and 6% of our revenue from Russia in the years ended March 31, 2016, 2015 and 2014, respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, and operations could be materially adversely affected. The sanctions have not had a material impact on our operations to date; however, going forward, we cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results.

There may be breaches of our information technology systems that materially damage business partner and customer relations that could subject us to significant reputational, financial, legal and operational consequences.

As a company we store customer, employee and business partner information, which may include, among other information, names, addresses, phone numbers, email addresses, tax identification numbers and payment account information. We could be subject to sophisticated and targeted attacks intending to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including the introduction of computer viruses or malware, cyber-attacks and other means. We require user names and passwords in order to access our information technology systems. These security measures are subject to potential third-party security breaches, employee error, malfeasance and faulty password management, among other limitations. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. We devote resources to network security and other security measures to protect our systems and data; however, it is possible we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches. If we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships and adversely impact our financial results and expose us to potential risk of loss or litigation. Such a breach could, in turn, require us to incur substantial costs or require us to change our business practices.

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

We have limited experience in acquiring or integrating other businesses or making investments or undertaking joint ventures with others. It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges. During fiscal 2016, we impaired $1.7 million of goodwill and other intangible assets related to the Unitemp acquisition as our current expectations of future revenues and profitability were below those estimated at the time of the acquisition.

We have significant goodwill and other intangible assets and future impairment of our goodwill and other intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-life intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2016, our goodwill and other intangible assets balance was $225.5 million, which represented 48% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. For example, we recognized a pre-tax, non-cash impairment charge of $1.7 million for the year ended March 31, 2016 related to the goodwill and other intangible assets of Unitemp. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

We may lose money on fixed-price contracts, and we are exposed to liquidated damages charges in many of our customer contracts.

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

Our ability to successfully operate and grow our global business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. If we lose the services of our senior management or other key employees and are unable to find qualified replacements with comparable experience in the industry, our business could be negatively affected. Competition for qualified management and key technical and sales personnel in our industry is intense.

At the end of fiscal 2016, two of our senior executives, including our former chief executive officer, both of which had been with the Company for over 45 years, announced their retirements effective March 31, 2016. Both senior executives have agreed to continue assisting the Company on a consulting basis. While replacements were previously identified and were current members of our senior management team, we cannot provide any assurance that they will perform at or near the same levels of our prior senior executives. Our future success will depend on, among other factors, our ability to successfully execute our succession plan and continue to attract and retain qualified personnel, such as engineers and other skilled labor, and in particular management and skilled employees for our foreign operations.

Our international operations and non-U.S. subsidiaries are subject to a variety of complex and continually changing laws and regulations and, in particular, export control regulations or sanctions

Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice, or the "DOJ," the SEC, the IRS, the U.S. Department of Treasury, the U.S. Department of State, Customs and Border Protection, BIS, OAC and OFAC, as well as the counterparts of these agencies in foreign countries. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. In 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies.

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

The U.S. Foreign Corrupt Practices Act, which we refer to as the "FCPA," and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

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

We have determined that most of our earnings outside the United States are permanently reinvested and will not be repatriated. Accordingly, our current estimated annual effective tax rate reflects the blended tax rates in jurisdictions where we have generated earnings and assumes no repatriation of cash earned by our non-U.S. subsidiaries. In most non-U.S. jurisdictions, the effective corporate tax rate is lower than the United States statutory rate of 35%. The repatriation of earnings requires that we pay tax at the United States corporate tax rate after accounting for the foreign tax already paid. If we need to repatriate cash into the United States or our needs change, significant tax adjustments may result.

The obligations associated with being a public company require significant resources and management attention.

As a public company with equity securities listed on a national securities exchange, we are required to comply with certain laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, which we refer to the "Exchange Act," certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, which we refer to as the "Sarbanes-Oxley Act," related regulations of the SEC and requirements of the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and results in significant legal, accounting and other expenses. We maintain, and will continue to maintain, internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs incurred in order to comply with these requirements.

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

We have substantial indebtedness. At March 31, 2016, we had $94.5 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

We are exposed to potential regulatory, financial and reputational risks related to certain "conflict minerals."

The SEC has adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of the Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to "conflict minerals," defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. On an annual basis, the company must make disclosures to the SEC regarding products it sold during the calendar year. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the "conflict minerals" that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such "conflict minerals" originated in the Democratic Republic of the Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such "conflict minerals" and their chain of custody with the ultimate objective of determining whether the "conflict minerals" directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. We have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence.

We have a very large number of suppliers and our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of the Congo or adjoining countries that are not "conflict free" (meaning that they do not contain "conflict minerals" that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country), a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all "conflict minerals" used in our products and disclosing that our products are "conflict free." We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all "conflict minerals" used in our products through the due diligence procedures that we have implemented or if we are unable to disclose that our products are "conflict free." These rules may also affect the sourcing at competitive prices and availability in sufficient quantities of some minerals necessary to the manufacture of our products and may affect the availability and price of "conflict minerals" capable of certification as "conflict free." Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

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

•
limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on our board of directors to our board of directors then in office; and

•
subject to certain exceptions, limiting our ability to engage in certain business combinations with an "interested stockholder" for a three-year period following the time that the stockholder became an interested stockholder.

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

We do not expect to pay dividends on our common stock. Any future dividend payments are within the discretion of our board of directors or a duly authorized committee of the board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In particular, our credit facility limits our ability to pay dividends from cash generated from operations. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy."

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal executive offices are located at 100 Thermon Drive, San Marcos, Texas. A summary of our physical properties as of March 31, 2016 follows in the table below. We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. We have manufacturing facilities in the United States, Canada, Europe and India. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards.

Location	Country	Approximate Size	Function	Owned/Leased
Corporate Headquarters San Marcos ,TX	United States	243,000 sq. ft. on 30 acres	Manufacturing, fabrication, sales, engineering, marketing, research and development, warehouse and corporate headquarters	Owned
McCarty Lane Property San Marcos, TX	United States	9,300 sq. ft. on 6.6 acres	Storage	Owned
Houston, TX	United States	41,000 sq. ft.	Fabrication, engineering and sales	Leased
Houston, TX	United States	44,000 sq. ft.	Office and warehouse	Owned
Baton Rouge, LA	United States	10,000 sq. ft.	Sales, engineering and warehouse	Owned
Newark, DE	United States	500 sq. ft.	Sales	Leased
Port Neches, TX	United States	22,800 sq. ft.	Sales and warehouse	Leased
Office: Calgary, AB	Canada	34,000 sq. ft.	Fabrication, sales, engineering and warehouse	Leased
MI Plant: Calgary, AB	Canada	46,000 sq. ft.	Manufacturing, fabrication and warehouse	Leased
Edmonton, AB	Canada	9,800 sq. ft.	Sales and warehouse	Leased
Sarnia, ON	Canada	4,500 sq. ft.	Sales and warehouse	Leased
London, ON	Canada	1,200 sq. ft.	Sales	Leased
Fort McMurray, AB	Canada	5,000 sq. ft.	Fabrication, sales and warehouse	Leased
Mexico City	Mexico	5,600 sq. ft.	Sales and engineering	Leased
Rio de Janeiro	Brazil	625 sq. ft.	Sales, engineering and warehouse	Leased
Pijnacker	Netherlands	35,000 sq. ft. on 1.5 acres	Manufacturing, fabrication, sales, engineering, warehouse, marketing and European headquarters	Owned
Moscow	Russia	2,600 sq. ft.	Sales and engineering	Leased
Paris	France	4,300 sq. ft.	Sales and engineering	Leased
Gateshead, Tyne & Wear	United Kingdom	5,000 sq. ft.	Sales, engineering and warehouse	Leased
Bergisch Gladbach	Germany	2,800 sq. ft.	Sales and engineering	Leased
Cape Town	South Africa	21,250 sq. ft.	Sales, engineering, fabrication and warehouse	Leased
Johannesburg	South Africa	11, 250 sq. ft.	Sales and warehouse	Leased
Manama	Bahrain	1,100 sq. ft.	Sales and engineering	Leased
Shanghai	China	2,500 sq. ft.	Sales and engineering	Leased
Shanghai	China	4,600 sq. ft.	Warehouse	Leased
Shanghai	China	400 sq. ft.	Warehouse	Leased
Beijing	China	1,650 sq. ft.	Sales and engineering	Leased
Mumbai	India	1,500 sq. ft.	Sales and engineering	Leased
Koregon Bhima, Pune	India	15,000 sq. ft. on 3 acres	Manufacturing, fabrication and warehouse	Owned
Noida	India	2,000 sq. ft.	Engineering	Leased
Caringbah, New South Wales	Australia	200 sq. ft.	Sales	Leased
Bayswater, Victoria	Australia	1,350 sq. ft.	Fabrication, sales, engineering and warehouse	Owned
Kuala Lumpur	Malaysia	475 sq. ft.	Sales and engineering	Leased
Yokohama	Japan	1,700 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	7,000 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	1,400 sq. ft.	Warehouse	Leased

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, see Note 12, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the NYSE under the symbol "THR." The following table sets forth for each period indicated the reported high and low sales prices for the common stock of the Company on the NYSE.

	Thermon Common Stock
	High	Low	Dividends Paid
For the quarterly period ended:
June 30, 2014	$27.08	$22.42	—
September 30, 2014	$28.31	$24.14	—
December 31, 2014	$26.73	$21.19	—
March 31, 2015	$24.95	$20.24	—
For the quarterly period ended:
June 30, 2015	$24.87	$21.88	—
September 30, 2015	$25.63	$20.54	—
December 31, 2015	$22.59	$16.14	—
March 31, 2016	$18.46	$13.97	—
For the quarterly period ended:
June 30, 2016 (Through May 26, 2016)	$21.87	$16.87	—
On May 26, 2016, the closing sale price of our common stock, as reported by the NYSE, was $20.59. As of May 26, 2016, there were approximately 44 holders of our common stock of record.

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

	May 5, 2011	March 31, 2012	March 31, 2013	March 31, 2014	March 31, 2015	March 31, 2016
Thermon Group Holdings, Inc.	$100.00	$166.53	$180.86	$188.76	$196.01	$143.00
iShares Russell 3000 Index	$100.00	$107.67	$124.62	$154.61	$172.46	$170.84
iShares Russell 2000 Index	$100.00	$102.57	$120.80	$150.55	$162.53	$146.25
Russell Global Index	$100.00	$93.13	$103.04	$119.19	$120.89	$98.88
Peer Group (a)	$100.00	$95.96	$135.64	$145.65	$136.18	$125.26

(a) Our peer group is comprised of the following publicly traded companies, which we selected in good faith on the basis of being manufacturing companies that compete in similar industries and have comparable sales and market capitalizations as Thermon: Graham Corp. (GHM), Vicor Corp. (VICR), ENGlobal Corp. (ENG), Ampco-Pittsburgh Corp. (AP), AAON Inc. (AAON), Flotek Industries Inc. (FTK), Gorman-Rupp Co. (GRC), Advanced Energy Industries Inc. (AEIS), ESCO Technologies Inc. (ESE), Methode Electronics Inc. (MEI), AZZ Inc. (AZZ) and Powell Industries Inc. (POWL).

The information in this "Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Dividend Policy

Since the completion of the CHS Transactions on April 30, 2010, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law and other factors. In particular, our credit facility limits our ability to pay dividends from cash generated from operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information." See also Note 13, "Stock-Based Compensation Expense" to our consolidated financial statements included elsewhere in this annual report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2016 ("fiscal 2016"), March 31, 2015 ("fiscal 2015"), March 31, 2014 ("fiscal 2014"), March 31, 2013 ("fiscal 2013") and March 31, 2012 ("fiscal 2012"). The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2016 and 2015 and for fiscal 2016, fiscal 2015 and fiscal 2014, which are contained in Item 8 elsewhere in this annual report.

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$281,928	308,578	277,323	284,036	$272,323
Cost of sales	150,613	153,874	142,153	151,204	140,208
Gross profit	$131,315	$154,704	$135,170	$132,832	$132,115
Operating expenses:
Marketing, general and administrative and engineering	80,729	76,868	65,463	64,633	76,280
Amortization of intangible assets	12,112	10,775	11,090	11,211	11,379
Impairment of intangible assets and goodwill	1,713	—	—	—	—
Income from operations	$36,761	$67,061	$58,617	$56,988	$44,456
Interest income	423	460	246	112	122
Interest expense (1)	(4,142)	(4,565)	(10,019)	(15,225)	(19,584)
Loss on retirement of debt	—	—	(15,485)	—	(3,825)
Other expense	(676)	(394)	(596)	(325)	(1,671)
Income from continuing operations before provision for income taxes	$32,366	$62,562	$32,763	$41,550	$19,498
Income tax expense	8,716	13,176	6,964	14,576	7,468
Net income	$23,650	$49,386	$25,799	$26,974	$12,030
Income attributable to non-controlling interests	641	—	—	—	—
Net income available to Thermon Group Holdings, Inc.	23,009	49,386	25,799	26,974	12,030
Net income per common share:
Basic	$0.72	$1.54	$0.82	$0.88	$0.41
Diluted	0.71	1.52	0.80	0.85	0.40
Weighted-average shares used in
computing net income per
common share (thousands)
Basic	32,177	32,027	31,595	30,797	29,083
Diluted	32,593	32,407	32,154	31,797	30,454

Cash dividends per share	—	—	—	—	—

Other Financial and Operating Data:
Capital expenditures	12,581	6,075	3,367	6,264	8,883
Backlog at end of period (2)	81,242	75,745	84,840	95,228	117,748

	At March 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$84,570	$93,774	$72,640	$43,847	$21,468
Accounts receivable, net	58,493	60,441	52,578	56,123	50,037
Inventory, net	40,645	41,008	37,316	34,391	38,453
Total assets	468,677	449,757	442,180	435,523	425,579
Total debt, principal amount	94,500	108,000	121,500	118,145	139,145
Deferred debt issuance costs	888	1,217	1,351	4,152	5,773
Total debt, net of deferred debt issuance costs	93,612	106,783	120,149	113,993	133,372
Total equity	298,701	271,766	250,466	226,047	192,480

(1)
Interest expense for fiscal 2016 included a $0.3 million acceleration of amortization of our deferred debt issuance costs in connection with the second amendment to our amended and restated credit agreement and $0.4 million of additional amortized deferred debt issuance costs. Interest expense for fiscal 2014 included a $4.0 million acceleration of amortization on our deferred debt issuance costs related to the redemption of all $118.1 million of aggregate principal amount of our 9.5% senior secured notes and an additional $0.6 million of amortized deferred debt issuance costs. Interest expense for fiscal 2013 included a $2.3 million acceleration of the amortization of our deferred debt issuance costs due to partial redemptions of our senior secured notes and a refinancing of our prior revolving credit facility and $1.0 million of additional amortized deferred debt issuance costs. Interest expense for fiscal 2012 included a $3.1 million acceleration of the amortization of our deferred debt issuance costs due to certain partial redemptions of our senior secured notes and $1.0 million of additional amortized deferred debt issuance costs.

(2)	Represents the future revenue attributable to signed, but unperformed, purchase orders that set forth specific revenue amounts at the end of the applicable period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, Item 6, "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this annual report. The discussions in this section contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in Item 1A, "Risk Factors." Actual results could differ materially from those discussed below. Please refer to the section entitled "Forward-Looking Statements".

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For more than 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our five manufacturing facilities on four continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2016, approximately 55% of our revenues were generated outside of the United States.

Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations.

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2016 was $81.2 million, as compared to $75.7 million at March 31, 2015. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

Cost of sales. Our cost of revenues includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering cost directly associated to projects, direct labor cost, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, our primary raw materials have been readily available from multiple suppliers and raw material costs have been stable, and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance that we may be able to pass along such cost increases to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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

Key drivers affecting our results of operations. Our results of operations and financial condition are affected by numerous factors, including those described above under Item 1A, "Risk Factors" and elsewhere in this annual report and those described below:

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

Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in capital spending for new facilities in Canada, Eastern Europe and the Middle East. Organic revenues (i.e., excluding revenues from acquired businesses) derived from Europe, including the Middle East, accounted for 23%, 19% and 21% of our total organic revenues during fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and organic revenues derived from the Canada segment accounted for 18%, 32% and 34% of our total organic revenues during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

Acquisition strategy. Recently, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. During the last 15 months we have completed three acquisitions: Unitemp, Sumac and IPI. Our fiscal 2016 results reflect $26.0 million in revenue and $2.8 million in income from operations contributed by our acquired businesses. We are currently in the process of finalizing the purchase price accounting for the IPI acquisition, which includes the valuation of amortizing intangible assets. Our fiscal 2016 results include an estimate of these amortization amounts which are subject to finalization in future periods. See Note 6. "Acquisitions, Goodwill and Other Intangible Assets" to our consolidated financial statements and accompanying notes thereto included below in Item 8. Financial Statements and Supplementary Data of this annual report for information on these acquisitions.

References herein to "organic revenue" refer to our legacy business and exclude revenues contributed by Unitemp, Sumac and IPI, our acquired businesses.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,
	2016	2015	2014
Greenfield	34%	41%	33%
MRO/UE	66%	59%	67%

We believe that our analysis of Greenfield and MRO/UE is an important measure to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new contracts as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years.

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

Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For fiscal 2016, MRO/UE sales comprised approximately 66% of our consolidated revenues.

Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Developments-Canadian operations.  During fiscal 2016, revenue from our organic Canadian operations (excluding the Sumac acquisition) has decreased by approximately 54% compared to revenues generated in fiscal 2015. Lower crude oil prices over the last year have had a significant adverse impact on capital spending, particularly in the Canadian oil sands region, which in turn resulted in the decline in our revenue in Canada. We believe that the revenue decline in our Canadian reporting unit is cyclical in nature and that our long term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our Canadian operations.
During the three months ended September 30, 2015, we completed a restructuring of our Canadian operations in which we reduced approximately 34% of our Canadian workforce and closed two sales offices. The employee severance and office closure costs totaled $578. These spending reductions are intended to align the expected cost structure with future expected revenue levels.
We consider the recent decline in our Canadian business to be an indicator of potential asset impairments in our Canadian reporting unit. The goodwill balance in the Canadian reporting unit at March 31, 2016 was $36.7 million and the net intangible assets are $25.9 million. Beginning in the second quarter of fiscal 2016, we began to perform quarterly goodwill and intangible asset impairment assessments of our organic Canadian operations utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the results of our quarterly goodwill impairment assessment, the estimated fair value of the organic Canadian reporting unit exceeded the carrying value. As such, there was no impairment of our Canadian reporting unit's goodwill or intangible assets during fiscal 2016. We will continue to monitor our Canadian reporting unit's goodwill and intangible asset valuations and test for potential impairments until the overall market conditions in such region improve.
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
Recent Developments-Unitemp operations. During the fourth quarter of fiscal 2016, the Company received notice that a significant distribution partner for Unitemp intended to end its relationship with the Company. Previously, Unitemp had performed distribution services for its manufacturing partner in addition to product services directly to the end customer. The Company also concluded that the overall financial performance of Unitemp was below the forecast used at acquisition. As part of its annual assessment of goodwill and intangible assets, the carrying values of Unitemp's goodwill and other intangible assets were tested for potential impairment. The results of our step-one goodwill analysis concluded the carrying value of Unitemp's goodwill was less than its fair value. As a result, the Company initiated the second step of the goodwill impairment test, which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of the reporting unit other than goodwill, and comparing it to the carrying amount of goodwill. The company determined that the implied fair value of goodwill related to the Unitemp reporting unit was less than the carrying value and impaired 100% of the Unitemp reporting unit's goodwill balance during the fourth quarter of fiscal 2016. A goodwill impairment charge of $1.2 million was recorded within our consolidated statements of operations during the year ended March 31, 2016. The undiscounted cash flows of the amortizing customer relationship intangible asset were determined to be less than its carrying value; therefore, all of the remaining customer relationship assets were impaired. In addition, a portion of the trademark asset was also impaired based on the present value of relief from royalty estimations. The combined impairment charge for intangible assets for the Unitemp reporting unit was $0.5 million for the year ended March 31, 2016.

Recent Developments-Sumac operations and fire in Fort McMurray, Alberta, Canada.  Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning on May 3, 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. None of Thermon's personnel located in Fort McMur ray were injured nor were our facilities damaged. However, the entire city of Fort McMurray, including all of our staff, were evacuated beginning May 4, 2016 and are expected to return the first week of June. We expect to incur costs for temporary relocation of our employees as well as business interruption costs that are potentially material. These costs may not be covered fully by insurance that we have in place. As a result of the crisis at Fort McMurray, many of the nearby oil sands region facilities have ceased operations for the near term due to evacuation of personnel. These shut downs may also adversely impact Thermon's core thermal solutions business in the near term.

Results of Operations

The following table sets forth data from our statements of operations as a percentage of sales for the periods indicated.

	Fiscal Year Ended March 31,
	2016		2015		2014
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$281,928	100%	$308,578	100%	$277,323	100%
Cost of sales	150,613	53	153,874	50	142,153	51
Gross profit	$131,315	47%	$154,704	50%	$135,170	49%
Operating Expenses:
Marketing, general, and administrative and engineering	71,274	25%	73,574	24%	63,259	23%
Acquisition related contingent consideration accounted for as compensation (1)	5,706	2	—	—	—	—
Stock compensation expense	3,749	1	3,294	1	2,204	1
Amortization of intangible assets	12,112	4	10,775	3	11,090	4
Impairment of intangible assets and goodwill (2)	1,713	1	—	—	—	—
Income from operations	$36,761	13%	$67,061	22%	$58,617	21%
Interest expense, net (3)	(3,719)	(1)	(4,105)	(1)	(9,773)	(4)
Loss on redemption of debt	—	—	—	—	(15,485)	(6)
Other expense	(676)	—	(394)	—	(596)	—
Income before provision for income taxes	$32,366	11%	$62,562	20%	$32,763	12%
Income tax expense	8,716	3	13,176	4	6,964	3
Net income	$23,650	8%	$49,386	16%	$25,799	9%
Income attributable to non-controlling interest	641	—%	—	—%	—	—%
Net income available to Thermon Group Holdings, Inc.	23,009	8%	49,386	16%	25,799	9%

(1)
As part of the Sumac transaction, we issued the sellers a $5.9 million non-interest bearing note ("performance note") that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7.5 million Canadian dollars subject to the achievement of certain performance metrics during the twelve month period ending April 1, 2016. The terms of the performance-based note assume the continued employment of Sumac's principals and, as a result, the performance note payment is accounted for as compensation expense. The performance note will be settled during the first quarter of fiscal 2017.

(2)	During the year ended March 31, 2016, the European segment's financial results were negatively impacted by a $1.7 million impairment charge to Unitemp's goodwill and other intangible assets.

(3)
Interest expense for fiscal 2016 included a $0.3 million acceleration of amortization of our deferred debt issuance costs in connection with the second amendment to our amended and restated credit agreement and, during the same period, we incurred an additional $0.4 million in amortized debt issuance costs. Interest expense for fiscal 2014 included a $4.0 million acceleration of the amortization of our deferred debt issuance costs as we redeemed all

$118.1 million of aggregate principal amount of our 9.5% senior secured notes and, during the same period, we incurred an additional $0.6 million of amortized deferred debt issuance costs. Further reductions in our fiscal 2016 and fiscal 2015 interest expense were due to the difference in interest rates on our 9.5% senior secured notes and our term loan that carried an interest rate that ranged from 2.87% to 3.62% after giving effect to our interest rate swaps and the interest rate reductions realized from the first and second amendments to our restated credit agreement.

Year Ended March 31, 2016 ("Fiscal 2016") Compared to the Year Ended March 31, 2015 ("Fiscal 2015")

Revenues. Revenues for fiscal 2016 were $281.9 million, compared to $308.6 million for fiscal 2015, a decrease of $26.7 million, or 9%. Fiscal 2016 includes $26.0 million of revenue contributed by our acquired Unitemp, Sumac and IPI businesses. Revenues from our existing operations declined by $52.7 million or 17%, which is almost entirely due to the $53.3 million decline in our organic Canadian operations. Our organic revenues were negatively impacted by $19.9 million due to the strong U.S. dollar and impact of comparative foreign currency translations in various geographies. During fiscal 2016 and fiscal 2015, MRO/UE revenue represented 66% and 59% of total revenues, respectively, and Greenfield revenue represented 34% and 41% of total revenues, respectively.

In fiscal 2016, revenue grew in our Unites States and Europe segments and revenue declined in our Canada and Asia segments. Revenue in the United States increased $10.6 million or 9% where we continued to see strong demand within the petrochemical and power industries. IPI contributed $8.9 million to United States revenue in fiscal 2016. In Europe, fiscal 2016 revenues increased $7.9 million or 14%, which includes $5.5 million of revenue contributed by our Unitemp business, which increase was primarily attributable to strong demand within the Eastern European and Russian regions. Europe's organic revenue was negatively impacted by $8.6 million or 15% due to foreign currency translation. Fiscal 2016 revenues in Canada declined by $41.6 million or 42%. Our Sumac business contributed $11.7 million in revenue during fiscal 2016. Our revenue decline in Canada is directly related to lower crude oil prices and the postponement or suspension of upstream exploration and production projects, particularly in the Canadian oil sands region. Canada's fiscal 2016 organic revenue was negatively impacted by $7.2 million or 7% from foreign currency translation. Fiscal 2016 revenue in our Asia segment declined by $3.6 million or 10%, which is primarily attributable to the impact of foreign currency translation, which negatively impacted revenue by $3.4 million or 9%. Excluding our Canadian operations and adjusting for the impact of foreign currency translation on our revenue, our organic revenue would have been $223.4 million in fiscal 2016 as compared to $210.1 million in fiscal 2015, an increase of $13.3 million or 6%.

Gross profit and margin. Gross profit totaled $131.3 million in fiscal 2016, compared to $154.7 million in fiscal 2015, a decrease of $23.4 million, or 15%. The decline in gross profit is partly due to the decline in revenue as well as a decline in our gross margin percentage. As a percentage of total revenues, gross profit decreased from 50% in fiscal 2015 to 47% in fiscal 2016. While both periods' gross margins are within our expected gross margin historical range of 45%-50%, our fiscal 2015 gross margins were positively impacted by a more favorable product mix, as well as efficiencies generated by higher production volumes. Our fiscal 2016 gross margins were also negatively impacted by the revenue contribution from our acquired businesses carrying gross margins below our historical range.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $71.3 million in fiscal 2016, compared to $73.6 million in fiscal 2015, a decrease of $2.3 million, or 3%. As a percentage of total revenues, marketing, general and administrative and engineering costs (excluding stock compensation expense and Sumac acquisition related compensation) were 25.3% and 23.8% in fiscal 2016 and 2015, respectively. Included in our fiscal 2016 marketing, general and administrative and engineering costs are $6.8 million of ongoing expenses from our recently acquired businesses, which are mostly comprised of salaries and benefit, rent expense and other administrative expenses. Excluding these costs associated with the acquisitions, our marketing, general and administrative and engineering costs decreased by $9.1 million. The decline is primarily driven by reduced personnel costs including both our incentive bonus as well as salary and benefit expense. As compared to fiscal 2015, our fiscal 2016 incentive bonus was reduced by $5.4 million as we did not meet our internal financial performance targets in fiscal 2016, whereas in fiscal 2015 we exceeded our financial performance targets. In total our organic base wages and benefits decreased by approximately $1.8 million. The remaining reduction in our marketing, general and administrative and engineering expense is primarily attributable to the effect of foreign currency translation.

Included in fiscal 2016 marketing, general and administrative and engineering expense is a $0.5 million reduction of expense to correct a prior period accounting error related to the withholding of vested equity awards to satisfy employees' withholding tax obligations. See Note 1. "Organization and Summary of Significant Accounting Policies" to our consolidated financial statements included in Item 8 of this annual report. This correction of an error was offset by a $0.6 million restructuring charge in Canada related to accrued employee severance payments and future lease payments on facilities we will no longer use.

Acquisition related contingent consideration accounted for as compensation. During fiscal 2016, we recorded $5.7 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note. Since the performance based note assumes the continued employment of Sumac's principals, the amount was recorded as compensation expense. See Note 6. "Acquisitions, Goodwill and Other Intangible Assets" to our consolidated financial statements included in Item 8 of this annual report for further discussion.

Stock compensation expense. Stock compensation expense increased $0.5 million in fiscal 2016, primarily due to an award granted to a newly hired member of our senior management team that has a one year vesting period.

Impairment of intangible assets and goodwill. During fiscal 2016 Unitemp received notice that a distribution partner intended to end its relationship with the Company. Due to the forecasted revenue loss, as well as the fact Unitemp's financial performance was below our forecast used at the acquisition date, we performed an impairment analysis. Based on the results of our impairment analysis it was determined the implied fair value of goodwill and the fair value of certain acquired intangible assets were below the assets carrying value. As a result of our assessment we impaired $1.2 million of goodwill and $0.5 million of intangibles assets related to our Unitemp reporting unit.

Amortization of intangible assets. Amortization of intangible assets was $12.1 million in fiscal 2016, compared to $10.8 million in fiscal 2015, an increase of $1.3 million. Our amortization of intangible assets increased $2.0 million due to our acquisitions of Unitemp, Sumac and IPI and was offset in part by foreign currency translation impact.

Interest expense, net. Interest expense, net totaled $3.7 million in fiscal 2016, compared to $4.1 million in fiscal 2015, a decrease of $0.4 million. Interest expense on outstanding principal decreased by $0.7 million in fiscal 2016 as compared to fiscal 2015. The decrease is attributed to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility as well as interest rate reductions realized from the first and second amendments to our credit agreement. In August 2015, we completed an amendment to our credit agreement which will result in approximately $0.3 million in annual interest expense reductions. In connection with the amendment, we incurred a $0.3 million acceleration of deferred debt issuance costs which is included in interest expense.

Other expense. Other expense was $0.7 million in fiscal 2016, compared to $0.4 million in fiscal 2015, an increase of $0.3 million. We experienced foreign currency exchange transaction losses of $0.6 million and $1.3 million in fiscal 2016 and fiscal 2015, respectively. See Note 2, "Fair Value Measurements" to our consolidated financial statements included in Item 8 of this annual report for further discussion of our foreign currency exchange transactions. In fiscal 2015, our foreign currency losses were partially offset by a $0.9 million gain as a result of the settlement of monies that were held in escrow in connection with the CHS Transactions. The non-recurring gain was recognized as the consideration received was in excess of our estimated outstanding liabilities.

Income taxes. Income tax expense was $8.7 million in fiscal 2016, on pre-tax net income of $32.4 million compared to income tax expense of $13.2 million fiscal 2015 on pre-tax net income of $62.6 million, a decrease of $4.5 million. Our effective tax rates were 26.9% in fiscal 2016 and 21.1% in fiscal 2015. Fiscal 2016 income tax expense was reduced by $1.3 million due to a reduction of our liability for uncertain tax positions, as the tax periods associated with certain positions are no longer subject to audit. The reduction in income tax expense was offset in part by additional tax expense of $0.5 million for deferred tax liabilities on intangible assets due to an increase in the provincial tax rate in Alberta, Canada. During fiscal 2015, we recorded an income tax benefit of $3.2 million that was primarily related to the release of a deferred tax liability for undistributed foreign earnings that we no longer expect to repatriate. Also during fiscal 2015, we released the valuation allowance for a net operating loss carry-forward in one of our foreign jurisdictions that generated a tax benefit of $0.6 million. Excluding these discrete events, our effective tax rate would have been 29.4% and 28.5% in fiscal 2016 and fiscal 2015, respectively. The effective tax rate before discrete events increased in fiscal 2016 due to increased taxable income in the United States and reduced pre-tax income in Canada where the corporate tax rates are 35% and 27% respectively. See Note 15, "Income Taxes," to our consolidated financial statements, included elsewhere in this annual report, for further detail on income taxes.

Net income available to Thermon Group Holdings, Inc.. Net income available to the Company was $23.0 million in fiscal 2016 as compared to $49.4 million in fiscal 2015, a decrease of $26.4 million. In fiscal 2016 our gross profit decreased by $23.4 million as a result of decreased revenue and a lower gross margin percentage. During fiscal 2016, we recorded $5.7 million of expense due to the Sumac performance based note which was accounted for as compensation. Additionally, in fiscal 2016, we incurred $1.7 million of expense as a result of goodwill and intangible asset impairment charges associated with our Unitemp acquisition. Our stock compensation, amortization of intangible assets and other expense increased by $0.5 million, $1.3 million, and $0.3 million, respectively. These unfavorable results were partially offset by decreases in marketing, general and administrative and engineering expenses of $2.3 million primarily due to decreased personnel costs. Interest expense, net decreased $0.4 million as a result of scheduled principal reductions as well as the terms of the first and second amendments to our amended and restated credit agreement. Income tax expense decreased by $4.5 million primarily as a result of our decreased pre-tax net income. Income attributable to non-controlling interest was $0.6 million in fiscal 2016.

Year Ended March 31, 2015 ("Fiscal 2015") Compared to the Year Ended March 31, 2014 ("Fiscal 2014")

Revenues. Revenues for fiscal 2015 were $308.6 million, compared to $277.3 million for fiscal 2014, an increase of $31.3 million, or 11%. The increase in revenue during fiscal 2015 was mainly attributable to increased Greenfield revenues which increased $34.3 million or 37%, whereas MRO/UE revenues declined $3.0 million or 2% as compared to fiscal 2014. Greenfield revenue grew in all geographic segments with the majority of the growth concentrated in North America where we saw increased activity in the United States and strong demand in the Canadian Oil Sands region as described further below. During fiscal 2015 Greenfield revenue represented 41% of total revenue and MRO/UE revenue represented 59% of total revenue, whereas in fiscal 2014 Greenfield revenue represented 33% of total revenue and MRO/UE revenue represented 67% of total revenue. Historically our ratio of MRO/UE revenue to Greenfield revenue has approximated 60% MRO/UE and 40% Greenfield. Our fiscal 2014 MRO/UE-Greenfield ratio reflected higher MRO/UE revenue than our historical average primary due to decreased Greenfield opportunities globally. In fiscal 2015, $0.5 million of revenue was realized from the acquisition of Unitemp and is included as MRO/UE revenue.

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

Fiscal 2015 revenue increased $3.0 million, in our Asia segment or 9% which was primarily attributable to increased Greenfield activity, as compared to fiscal 2014. Revenues in our Europe segment declined $0.8 million in fiscal 2015 due to weakening macro-economic conditions across the region, decreased demand in Russia as a result of international sanctions, as well as the depreciation of European currencies relative to the U.S. Dollar.

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

Stock compensation expense. Stock compensation expense increased $1.0 million in fiscal 2015 as compared to fiscal 2014 due to the issuance of additional equity awards in fiscal 2015, which generated incremental stock compensation expense.

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

Income taxes. We reported an income tax expense of $13.2 million in fiscal 2015, compared to $7.0 million in fiscal 2014, an increase of $6.2 million or 89%. Our effective tax rates were 21.1% in fiscal 2015 and 21.3% in fiscal 2014, respectively. During fiscal 2015, we recorded an income tax benefit of $3.2 million that is primarily related to the release of a deferred tax liability for undistributed foreign earnings that we no longer expect to repatriate. Also during fiscal 2015, we released the valuation allowance for a net operating loss carry-forward in one of our foreign jurisdictions that generated a tax benefit of $0.6 million. During fiscal 2014, we concluded an income tax audit in the United States and, as a result, released certain liabilities for uncertain tax positions in the amount of $1.0 million. In addition, we received an income tax benefit of $0.6 million in fiscal 2014 related to estimated tax benefits that were determined not to be payable to the Predecessor owners. Excluding these discrete tax benefits, our effective tax rate would have been 28.5% and 25.5% in fiscal 2015 and fiscal 2014, respectively. The effective tax rate before discrete events increased in fiscal 2015 due to increased taxable income in the United States, which has a higher corporate income tax rate than other geographic segments. See Note 15, "Income Taxes," to our consolidated financial statements, included elsewhere in this annual report, for further detail on income taxes.

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

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our significant contractual payment obligations as of March 31, 2016 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Variable rate term loan (1)	$94,500	$13,500	$40,500	$40,500	$—
Interest payments on variable rate term loan (2)	7,052	2,784	4,186	82	—
Operating lease obligations (3)	8,392	$2,792	3,156	1,405	1,039
Information technology services agreements (4)	1,251	$712	539	—	—
Total	$111,195	$19,788	$48,381	$41,987	$1,039

(1)
Consists of monthly scheduled principal payments under our credit facility of $1.1 million through March 31, 2017; increasing in April 2017 to $1.7 million through maturity with a lump-sum payment of $40.5 million due in April 2019.

(2)
Consists of estimated future term loan interest payments whose interest rate is dictated by the terms of our two interest rate swap contracts. Based on our current interest rate as of March 31, 2016, we expect our interest rate will range from 3.12% to 3.81% throughout the remaining life of the credit facility.

(3)
We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.

(4)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies. We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2016, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
During fiscal 2015, we agreed to release the Predecessor owners from any further indemnity obligations. See Note 10, "Related Party Transactions." In exchange for this release, we received $1.7 million for indemnity items that we have already paid and an estimate of potential contingencies associated with specific indemnity items. After offsetting certain indemnity items already included in our financial statements, we recorded miscellaneous income of $0.9 million. The identified contingencies relate to disputes with government agencies in India where we have estimated the outcome and included the expected settlement as a liability in our consolidated balance sheet.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2016, we had in place standby letters of credit, bank guarantees and performance bonds totaling $10.7 million to back our various customer contracts. Our Indian subsidiary also has $5.5 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs. On May 20, 2013, we completed a $118.1 million redemption of all of our outstanding senior secured notes. In connection with the redemption, we entered into a five year $135.0 million variable rate term loan and subsequently entered into two interest rate swap agreements that effectively fixes our term loan interest rate as described below. At March 31, 2016, outstanding principal on the variable rate term loan was $94.5 million.

Cash and cash equivalents. At March 31, 2016, we had $84.6 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $14.9 million, or 18%, of these amounts were held in domestic accounts with various institutions and approximately $69.7 million, or 82%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In April 2013, we entered into an amended and restated credit agreement that provided for a $135.0 million variable rate senior secured term loan and a $60.0 million senior secured asset-based revolving credit facility, which we refer to collectively as our "credit facility." We have entered into two amendments to our credit facility, most recently in August 2015 ("the Amendment"). The maturity date of our credit facility is April 19, 2019. Under the Amendment, the fixed portion of our interest rate, which is dictated by our leverage ratio, was reduced by 0.25%, and our fee on undrawn amounts on our senior secured revolving credit facility was reduced by 0.05%. The maximum leverage ratio permitted for each fiscal quarter remained at 2.75 to 1.0.
On May 20, 2013, we utilized the proceeds from our variable rate secured term loan to redeem the remaining $118.1 million of aggregate principal amount outstanding of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15.5 million in call premiums and expensed the remaining $4.0 million of associated deferred debt issuance costs.
Under our credit facility, in no case shall availability exceed commitments thereunder. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.3% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee.
At March 31, 2016, we had no outstanding borrowings under our senior secured revolving credit facility. If we had borrowings, the interest rate on outstanding borrowings as of March 31, 2016 would have been 2.44%. As of March 31, 2016, we had $59.0 million of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. The term loan includes monthly principal payments of $1.1 million through March 31, 2017, increasing to $1.7 million through the maturity date. The remaining $40.5 million is due at maturity in April 2019.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. The Company entered into a second interest rate swap contract during the three months ended December 31, 2015 to hedge interest payments on its variable rate secured term loan, where the Company previously had interest rate exposure. As of March 31, 2016, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts will range from 3.12% to 3.81% throughout the remaining life of the credit facility.
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
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of most foreign earnings. At March 31, 2016, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $123 million of available earnings in our foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $11 million to $13 million.

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

In fiscal 2016, we invested $12.6 million in capital expenditures, of which $3.3 million related to the completion of the expansion to our tube bundle manufacturing facility and warehouse in San Marcos, Texas. We invested $0.9 million in the implementation of our enterprise resource planning (ERP) software and an additional $0.5 million in website translation services. Sumac purchased $4.6 million in property, plant and equipment, primarily related to equipment to be leased, of which $2.2 million was sold to customers. The remaining $3.4 million represents our annual investments in technology, furniture and fixture replacements, and capital maintenance. Going forward, we expect to invest approximately $4.3 million in fiscal 2017, including $1.7 million of investments in capital equipment used in our manufacturing facilities, and $1.0 million in land and building improvements. We estimate we will incur approximately $1.0 million related to our multi-year ERP upgrade, which we estimate will be complete in fiscal 2017. The remaining $0.6 million primarily relates to investments in computers and technology equipment to support our business. We will continue to invest in building portable power solutions used as rentals by our Sumac business based on market demand.

Year Ended March 31, 2016 ("Fiscal 2016") Compared to the Year Ended March 31, 2015 ("Fiscal 2015")

Net cash provided by operating activities totaled $47.9 million for fiscal 2016 compared to $51.7 million for fiscal 2015, a decrease of $3.8 million. Our net income decreased from $49.4 million in fiscal 2015 to $23.7 million in fiscal 2016. The lower net income in fiscal 2016 is primarily attributable to our $26.7 million decline in revenue. Non-cash reconciling items such as depreciation and amortization, stock compensation expense, changes in deferred taxes and other non-cash charges were $18.7 million and $12.6 million in fiscal 2016 and fiscal 2015, respectively. Depreciation and amortization expense increased $3.3 million mostly attributable to our recent acquisitions. The comparative change of deferred taxes represents a source of cash of $3.1 million, which is primarily related to a $3.2 million reduction in our deferred tax liability for undistributed foreign earnings we no longer expect to repatriate during fiscal 2015. In fiscal 2016 we released a reserve for uncertain tax positions of $1.3 million, as the tax periods are no longer subject to examination. Also in fiscal 2016, we recorded a $1.7 million impairment of Unitemp's goodwill and other intangible assets.

In fiscal 2016 our assets decreased representing a source of cash of $4.4 million, whereas in fiscal 2015 our assets increased representing a use of cash of $23.5 million. The comparative improvement of $27.9 million is primarily a result of our reduced revenue in the third and fourth quarters of fiscal 2016 as compared to fiscal 2015, which resulted in reduced accounts receivable and inventory balances in fiscal 2016. Cost and estimated earnings in excess of billings on uncompleted contracts represented a use of cash of $0.4 million and $3.5 million in fiscal 2016 and fiscal 2015, respectively. Cost and estimated earnings in excess of billings fluctuate with the volume of turnkey projects as well as the timing of billings on those projects. Our combined balances of accounts payable, accrued liabilities and other non-current liabilities were a source of cash of $0.4 million and $8.1 million in fiscal 2016 and fiscal 2015, respectively. The decrease in the source of cash from fiscal 2015 to fiscal 2016 is primarily related to fluctuations in our annual incentive bonus accrual. Changes in our income taxes payable balances represented a source of cash of $0.8 million and $5.1 million in fiscal 2016 and fiscal 2015, respectively. The comparative reduction in the source of cash of $4.3 million is primarily a result of reduced pre-tax net income in fiscal 2016 as compared to fiscal 2015.

Net cash used in investing activities totaled $41.6 million for fiscal 2016 compared to $10.0 million for fiscal 2015, an increase of $31.6 million. In fiscal 2016 and fiscal 2015, we spent $12.6 million and $6.1 million, respectively, to purchase property, plant and equipment. In fiscal 2016 and fiscal 2015, we paid $3.3 million and $3.9 million, respectively, toward the expansions of our tube bundle and warehouse facilities. Additionally, in fiscal 2016, Sumac purchased $4.6 million of property, plant and equipment primarily related to equipment to be leased, of which $2.2 million was sold to customers. In fiscal 2016 we paid $31.2 million to acquire Sumac and IPI and in fiscal 2015 we paid $3.9 million to acquire Unitemp.

Net cash used in financing activities totaled $15.0 million in fiscal 2016, compared to $11.8 million for fiscal 2015, an increase of $3.2 million. In both periods we made $13.5 million of scheduled payments on our credit facility. The two primary drivers of the $3.2 million comparative increase in cash used in financing activities relates to the benefit from excess tax deductions from option exercises, which was a source of cash of $0.1 million and $1.6 million in fiscal 2016 and fiscal 2015, respectively, and the $1.3 million we paid to repurchase employee stock awards upon vesting to satisfy their tax obligation in fiscal 2016, representing a use of cash.

Year Ended March 31, 2015 ("Fiscal 2015") Compared to the Year Ended March 31, 2014 ("Fiscal 2014")

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

Net cash used in financing activities totaled $11.8 million in fiscal 2015, compared to $10.6 million for fiscal 2014 an increase of $1.2 million. In fiscal 2014, we redeemed all of the outstanding aggregate principal amount of our 9.5% senior secured notes representing a use of cash of $118.1 million. In connection with the redemption we paid $15.5 million in prepayment redemption premiums. In fiscal 2014, we entered into a term loan agreement whereby we received $135.0 million in proceeds and incurred $1.7 million of debt issuance costs. In fiscal 2015, we paid $0.3 million in deferred debt issuance costs related to the amendment of our senior secured term loan. In both fiscal 2015 and fiscal 2014 we made principal payments on our term loan totaling $13.5 million. Our proceeds from the exercise of employee stock options decreased $2.8 million in fiscal 2015 and in fiscal 2015 we realized a tax benefit from our outstanding equity awards of $1.6 million whereas in fiscal 2014 we incurred a loss of $0.1 million.
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

On average, less than 20% of our annual revenues are derived from the installation of heat tracing solutions for which we apply construction-type accounting. These construction-related contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Most of our construction contract revenue is recognized using either the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract or as it relates to cost-reimbursable projects, revenue is recognized as work is performed. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims and combining and segmenting contracts. We utilize the cost-to-cost approach to measure the extent of progress toward completion, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-

cost approach, the use of total estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontractors; labor productivity; schedule durations, including subcontractors and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates as contracts progress is reflected in the period in which these changes become known, including the recognition of any losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our construction contract accounting, actual results could differ from those estimates. Our historical construction contract cost estimates have generally been accurate, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or the methodology used to calculate these estimates.

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and "field" services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenues associated with the sale of a product are recognized upon delivery, while the revenue for engineering and field services are recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence ("VSOE"), if available, Third Party Evidence ("TPE"), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We are currently evaluating the impact Accounting Standard Update 2014-9 will have on our performance obligations and the method which we determine and allocate the price of our contracts.
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

The Company's primary base of customers operates in the oil, chemical processing and power generation industries. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $0.7 million and $0.8 million as of March 31, 2016 and 2015, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $1.3 million and $1.1 million at March 31, 2016 and 2015, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Valuation of long-lived, goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments, we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets; and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. In fiscal 2016, we recorded a $1.2 million goodwill impairment charge related to the Unitemp acquisition, as our current expectations of future revenues and profitability were below those estimated at the time of the acquisition, and impaired an additional $0.5 million of other intangibles as their fair value was less than their carrying value. In fiscal 2015 the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark, then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2016 or fiscal 2015.

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

Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the standard on April 1, 2018. We have not selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Stock Compensation - In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12 "Compensation-Stock Compensation" (Topic 718), which clarified the treatment of share-based payments when a performance target could be achieved after the requisite service period. Under the new guidance, compensation cost should be recognized over the requisite service period when it becomes probable that the performance target will be achieved. The total compensation cost recognized should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. We adopted this standard effective April 1, 2015 and it did not have a material impact on our consolidated financial statements.

Stock Compensation- In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09 "Compensation-Stock Compensation" (Topic 718), which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will no longer be separately classified as a financing activity and will be included as an operating activity on the consolidated statements of cash flows. The guidance allows for an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

Interest- In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-3 "Interest-Imputation of Interest" (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the associated face amount of the note. The guidance does not change the current guidance related to the recognition and measurement of debt issuance costs. The amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We adopted the standard as of March 31, 2016. Upon the adoption of such standard, our outstanding debt obligations were reduced by $0.9 million and $1.2 million as of March 31, 2016 and March 31, 2015, respectively. The adoption of this guidance has had no impact on the presentation of our consolidated statements of operations.

Interest- In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-15 "Imputation of Interest" (Subtopic 835-30). The guidance clarified the treatment of the presentation of debt issuance costs associated with a revolving line of credit. Under the guidance these costs can continue to be reported as an asset. As there were no changes to the pre-existing guidance, the standard is considered to be effective immediately. Upon the adoption of Accounting Standards Update 2015-3, we reclassified $0.1 million and $0.1 million of deferred debt issuance costs associated with our revolving credit facility to other long term assets in the consolidated balance sheets as of March 31, 2016 and 2015, respectively.

Inventory- In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11 "Simplifying the Measurement of Inventory" (Topic 330). Under the new guidance, inventory is measured at the lower of cost and net realizable value, and the new guidance eliminates the use of replacement cost and net realizable value less a normal profit margin as techniques to value inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance will be applied prospectively for annual periods and interim periods within fiscal years beginning after December 15, 2016. We do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

Business Combinations- In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16 "Simplifying the Accounting for Measurement-Period Adjustments" (Topic 805). Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified in the reporting period in which the adjustments amounts are determined. Companies are required to disclose the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. The new guidance is to be applied prospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard in September 2015 and it did not have a material impact on our consolidated financial statements.

Income Taxes- In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17 "Income Taxes" (Topic 740), which requires an entity to present all deferred income tax assets and liabilities as noncurrent. Under the previous guidance, an entity had to classify deferred income tax assets and liabilities into current and noncurrent based on the classification of the related asset or liability. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. In the year of adoption, the guidance can be applied either prospectively or retrospectively. We adopted this standard as of March 31, 2016 and as a result reclassified $3.5 million of deferred tax assets from current to noncurrent as of March 31, 2015. The adoption of this guidance will have no impact on the presentation of our consolidated statements of operations or consolidated statements of cash flows.

Financial Instruments- In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01 "Financial Instruments-Overall" (Subtopic 825-10), which amends the guidance on the classification and measurement of financial instruments. The amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through earnings. The amendment also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the credit risk when an entity has elected the fair value option. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted for certain provisions of the accounting standards update. Upon the adoption of the standard, an entity will be required to make a cumulative-effect adjustment to retained earnings as of the beginning of such reporting period. We are currently evaluating when to adopt this standard. Upon adoption, we do not anticipate this standard will have a material impact on our consolidated financial statements.

Leases- In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02 "Leases." which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

Non-GAAP Financial Measures

Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted net income," "Free cash flow" and "Return on equity," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted net income" and "Adjusted fully diluted earnings per share (or EPS)" represent net income attributable to Thermon before acquisition related contingent consideration accounted for as compensation, our impairment of goodwill and intangible assets in our Unitemp operations, adjustments to our deferred tax liability for a tax rate change, restructuring costs in our Canadian operations, accelerated amortization on debt refinancing and a release of a liability for uncertain tax positions that are no longer subject to audit, adjustments for the release of a deferred tax liability associated with undistributed foreign earnings that are permanently reinvested, a release of a tax valuation allowance and a non-recurring gain related to the settlement of our escrow account with the predecessor owners and the tax effect of any non-tax adjustments, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, minority interest, acquisition related contingent consideration accounted for as compensation, an impairment of goodwill and intangible assets related to our Unitemp acquisition, restructuring costs in our Canadian operations and other charges such as a gain related to the settlement of our escrow account with the predecessor owners. Return on equity for the years ended March 31, 2016 and 2015 represents Adjusted EBITDA for each respective period divided by average total equity for each respective fiscal year. We believe that the average total equity properly accounts for net income that occurred during the years ended March 31, 2016 and 2015. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. Dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies.

We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, Adjusted net income, or Return on equity. Adjusted EPS, Adjusted EBITDA and Return on equity should be considered in addition to, not as substitutes for, income from operations, net income, net income per share, net cash provided by operating activities and other measures of financial performance reported in accordance with GAAP. We provide Free cash flow as a measure of our liquidity. Our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted net income, Free cash flow and Return on equity may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income to Adjusted EBITDA and Return on equity for the periods presented:

	Year Ended March 31,
	2016	2015	2014
Net income available to Thermon Group Holdings, Inc.	$23,009	$49,386	$25,799
Interest expense, net	3,719	4,105	9,773
Income tax expense	8,716	13,176	6,964
Depreciation and amortization	17,409	14,143	14,178
Stock-based compensation	3,749	3,295	2,203
Gain on settlement of CHS Transactions	—	(931)	—
Sumac acquisition related contingent consideration	5,706	—	—
Income attributable to noncontrolling interest in Sumac	641	—	—
Cost of restructuring Canadian operations	578
Impairment of intangible assets and goodwill related to Unitemp acquisition	1,713	—	—
Loss on retirement of debt (a)	—	—	15,485
Adjusted EBITDA	$65,240	$83,174	$74,402

Average total shareholders' equity for the twelve month period ended March 31	285,234	261,116	238,257

Return on Equity - non-GAAP basis	23%	32%	31%

(a)
In fiscal 2014, we redeemed all $118.1 million of outstanding aggregate principal amount of our 9.5% senior secured notes. In connection with the redemption, we paid $15.5 million in related redemption premiums.

The following table reconciles net income to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2016	2015	2014
Net income available to Thermon Group Holdings, Inc.	$23,009	$49,386	$25,799
Premium charges on long term debt		—	15,485
Acceleration of unamortized debt costs	302	—	4,010
Discrete tax items related to the CHS Transactions	—	—	(575)
Release of liability for uncertain tax positions	—	—	(1,047)
Sumac acquisition related contingent consideration accounted for as compensation	5,706	—	—
Tax effect of Canadian tax rate change on deferred tax liability	455	—	—
Cost of restructuring Canadian operations	578
Release of deferred tax liability for undistributed foreign earnings and uncertain tax positions	(1,281)
Release of deferred tax liability for undistributed foreign earnings	—	(3,224)	—
Impairment of intangible assets and goodwill related to Unitemp acquisition	1,713
Release of valuation allowance for foreign net operating loss carry forward	—	(634)	—
Gain on settlement of CHS Transactions	—	(931)
Tax effect of financial adjustments	(1,552)	—	(5,088)

Adjusted Net Income - non-GAAP basis	$28,930	$44,597	$38,584
Adjusted fully-diluted earnings per common share - non-GAAP basis	$0.89	$1.38	$1.20

Fully-diluted common shares - non-GAAP basis (thousands)	32,593	32,407	32,154

The following table reconciles cash provided by operating activities to Free cash flow for the periods presented:

	Year Ended March 31,
	2016	2015	2014
Cash provided by operating activities	$47,920	$51,731	$46,114
Less: Purchases of property, plant and equipment, net of rental equipment sales	(10,388)	(6,075)	(3,367)
Free cash flow provided	$37,532	$45,656	$42,747

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 55% of our fiscal 2016 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, Brazilian Real, South African Rand, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2016 and 2015, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $11.9 million and $8.2 million, respectively.

During fiscal 2016, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.3 million for fiscal 2016. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $0.3 million for fiscal 2016. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.5 million for fiscal 2016. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.6 million for fiscal 2016.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transaction losses on our consolidated statements of operations were losses of $0.6 million and $1.3 million in fiscal 2016 and fiscal 2015, respectively.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were losses of $3.2 million and $32.7 million in fiscal 2016 and fiscal 2015, respectively. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Interest rate risk and foreign currency risk relating to debt. Any borrowings on our term loan and revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. We have entered into two interest rate swap agreements that fixed our interest rate on the variable rate term loan at 3.12% as of March 31, 2016. During fiscal 2016, we drew $5.0 million on our revolving credit facility to help fund the IPI acquisition, but as of March 31, 2016, we had no outstanding borrowings on our revolving credit facility. If there had been any outstanding revolving credit facility borrowings, at March 31, 2016, the interest rate would have been approximately 2.44%. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide assurance that historical borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2016, we had $94.5 million of outstanding principal on our variable rate term loan. Based on outstanding borrowings, a 1% change in the interest rate would result in a $0.9 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that any increase or decrease in interest rates on our term loan borrowings will be largely offset by gains or losses from our variable to fixed interest rate swaps.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Thermon Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermon Group Holdings, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thermon Group Holdings, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 31, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
May 31, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Thermon Group Holdings, Inc.:

We have audited Thermon Group Holdings, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thermon Group Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Thermon Group Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Thermon Group Holdings, Inc. acquired Industrial Process Insulators during fiscal 2016, and management excluded from its assessment of the effectiveness of Thermon Group Holdings Inc.'s internal control over financial reporting as of March 31, 2016, Industrial Process Insulators' internal control over financial reporting associated with total revenue and total assets that represent 3.1% and 6.2%, respectively, of the related consolidated financial statements of Thermon Group Holdings, Inc. as of, and for, the year ended March 31, 2016. Our audit of internal control over financial reporting of Thermon Group Holdings, Inc. also excluded an evaluation of the internal control over financial reporting of Industrial Process Insulators.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thermon Group Holdings, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2016, and our report dated May 31, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
May 31, 2016

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, except share and per share data)

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014

Sales	$281,928	$308,578	$277,323
Cost of sales	150,613	153,874	142,153
Gross profit	131,315	154,704	135,170
Operating expenses:
Marketing, general and administrative and engineering	80,729	76,868	65,463
Amortization of intangible assets	12,112	10,775	11,090
Impairment of intangible assets and goodwill	1,713	—	—
Income from operations	36,761	67,061	58,617
Other income/(expenses):
Interest income	423	460	246
Interest expense	(4,142)	(4,565)	(10,019)
Loss on retirement of senior secured notes	—	—	(15,485)
Other expense	(676)	(394)	(596)
Income before provision for income taxes	32,366	62,562	32,763
Income tax expense	8,716	13,176	6,964
Net income	23,650	49,386	25,799
Income attributable to non-controlling interests	641	—	—
Net income available to Thermon Group Holdings, Inc.	$23,009	$49,386	$25,799
Other comprehensive income:
Net income available to Thermon Group Holdings, Inc.	$23,009	$49,386	$25,799
Foreign currency translation adjustment	(3,242)	(32,667)	(6,724)
Derivative valuation, net of tax	(340)	(404)	70
Other	413	(449)	—
Total comprehensive income	$19,840	$15,866	$19,145
Net income per common share:
Basic	$0.72	$1.54	$0.82
Diluted	0.71	1.52	0.80
Weighted-average shares used in computing net income per common share:
Basic	32,176,925	32,027,115	31,595,019
Diluted	32,592,646	32,407,266	32,153,912

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2016	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$84,570	$93,774
Accounts receivable, net of allowance for doubtful accounts of $656 and $785 as of March 31, 2016 and 2015, respectively	58,493	60,441
Inventories, net	40,645	41,008
Costs and estimated earnings in excess of billings on uncompleted contracts	7,605	6,804
Prepaid expenses and other current assets	8,231	5,128
Income tax receivable	209	—
Total current assets	199,753	207,155
Property, plant and equipment, net	41,617	34,824
Goodwill	121,510	105,232
Intangible assets, net	103,998	100,813
Long term deferred income taxes	1,476	1,214
Other long term assets	323	519
Total assets	$468,677	$449,757
Liabilities and equity
Current liabilities:
Accounts payable	$19,458	$17,145
Accrued liabilities	18,238	17,417
Current portion of long term debt	13,500	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	3,438	2,366
Income taxes payable	2,937	2,710
Total current liabilities	57,571	53,138
Long-term debt, net of current maturities and deferred debt issuance costs of $888 and $1,217 as of March 31, 2016 and 2015, respectively	80,112	93,283
Deferred income taxes	29,114	28,500
Other noncurrent liabilities	3,179	3,070
Total liabilities	169,976	177,991
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,222,720 and 32,082,393 shares issued and outstanding at March 31, 2016 and 2015, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	216,701	213,885
Accumulated other comprehensive loss	(44,569)	(41,400)
Retained earnings	122,258	99,249
Total Thermon Group Holdings, Inc. shareholders' equity	294,422	271,766
Non-controlling interests	4,279	—
Total equity	298,701	271,766
Total liabilities and equity	$468,677	$449,757

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statement of Equity
(Dollars in Thousands)

	Common Stock Outstanding	Stock/Capital Account	Retained Earnings/ (Deficit)	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2013	31,307,582	$203,058	$24,064	$—	$(1,075)	$226,047
Issuance of common stock in exercise of stock options	566,487	3,340	—	—	—	3,340
Issuance of restricted stock as deferred compensation to employees and directors	17,416	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	18,786	—	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	10,594	—	—	—	—	—
Stock compensation expense	—	2,203	—	—	—	2,203
Excess tax deduction from stock options	—	(118)	—	—	—	(118)
Net income available to Thermon Group Holdings, Inc.	—	—	25,799	—	—	25,799
Foreign currency translation adjustment	—	—	—	—	(6,724)	(6,724)
Interest Rate Swap	—	—	—	—	(81)	(81)
Balances at March 31, 2014	31,920,865	$208,483	$49,863	—	$(7,880)	$250,466
Issuance of common stock in exercise of stock options	88,050	547	—	—	—	547
Issuance of common stock as deferred compensation to directors	11,956	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	46,360	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	15,162	—	—	—	—	—
Stock compensation expense	—	3,295	—	—	—	3,295
Excess tax deduction from stock options	—	1,592	—	—	—	1,592
Net income available to Thermon Group Holdings, Inc.	—	—	49,386	—	—	49,386
Foreign currency translation adjustment	—	—	—	—	(32,667)	(32,667)
Interest rate swap	—	—	—	—	(404)	(404)
Other	—	—	—	—	(449)	(449)
Balances at March 31, 2015	32,082,393	$213,917	$99,249	—	$(41,400)	$271,766
Issuance of common stock in exercise of stock options	29,056	240	—	—	—	240
Issuance of common stock as deferred compensation to directors	18,578	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	69,704	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	22,989	—	—	—	—	—
Stock compensation expense	—	3,749	—	—	—	3,749
Excess tax deduction from stock options	—	92	—	—	—	92
Repurchase of employee stock units on vesting	—	(1,265)	—	—	—	(1,265)
Net income available to Thermon Group Holdings, Inc.	—	—	23,009	—	—	23,009
Foreign currency translation adjustment	—	—	—	—	(3,242)	(3,242)
Interest rate swap	—	—	—	—	(340)	(340)
Other	—	—	—	—	413	$413
Non-controlling interest in acquisition	—	—	—	3,638	—	3,638
Income attributable to non-controlling interests	—	—	—	641	$—	641
Balances at March 31, 2016	32,222,720	$216,733	$122,258	$4,279	$(44,569)	$298,701
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Operating activities
Net income	$23,650	$49,386	$25,799
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,409	14,143	14,178
Amortization of debt costs	732	464	4,572
Stock compensation expense	3,749	3,295	2,203
Impairment of acquisition related to goodwill and intangibles	1,713	—	—
Deferred income taxes	(4,090)	(7,164)	(4,429)
Release of reserve of for uncertain tax positions	(1,312)	—	—
Premiums paid on redemptions, included as financing activities	—	—	15,485
Other non-cash operating activities	510	1,833	(177)
Changes in operating assets and liabilities:
Accounts receivable	6,272	(12,242)	2,894
Inventories	1,637	(6,862)	(3,500)
Costs and estimated earnings in excess of billings on uncompleted contracts	(350)	(3,512)	648
Other current and non-current assets	(3,186)	(841)	1,477
Accounts payable	1,006	(297)	(3,157)
Accrued liabilities and non-current liabilities	(594)	8,396	(11,069)
Income taxes payable	774	5,132	1,190
Net cash provided by operating activities	47,920	51,731	46,114
Investing activities
Purchases of property, plant and equipment	(12,581)	(6,075)	(3,367)
Sales of rental equipment at net book value	2,193	—	—
Cash paid for acquisitions, net of cash acquired	(31,180)	(3,890)	—
Cash paid to settle the CHS Transactions	—	—	(2,055)
Net cash used in investing activities	(41,568)	(9,965)	(5,422)
Financing activities
Proceeds from long term debt	—	—	135,000
Payments on senior secured notes	—	—	(118,145)
Payments on long term debt	(13,500)	(13,500)	(13,500)
Lease financing, net	(235)	(186)	59
Issuance costs associated with debt financing	(341)	(290)	(1,728)
Issuance of common stock including exercise of stock options	240	547	3,340
Benefit (loss) from excess tax deduction from option exercises	92	1,592	(118)
Repurchase of employee stock units on vesting	(1,265)	—	—
Premium paid on redemption of senior secured notes	—	—	(15,485)
Net cash used in financing activities	(15,009)	(11,837)	(10,577)
Effect of exchange rate changes on cash and cash equivalents	(547)	(8,795)	(1,321)
Change in cash and cash equivalents	(9,204)	21,134	28,794
Cash and cash equivalents at beginning of period	93,774	72,640	43,847
Cash and cash equivalents at end of period	$84,570	$93,774	$72,640
Cash paid for interest and income taxes
Interest	$3,366	$4,057	$10,138
Income taxes paid	$15,652	$17,262	$11,098
Income tax refunds received	$121	$3,577	$2,004
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
March 31, 2016

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC ("CHS") and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC ("Predecessor") for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by CHS, two other private equity firms and certain members of our current and former management team (collectively, the "management investors") and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the "CHS Transactions"). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as "we," "our," or the "Company" herein. We refer to CHS and the two other private equity fund investors collectively as "our former private equity sponsors."

Basis of Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. The ownership of noncontrolling investors is recorded as noncontrolling interests. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 55%, 63% and 67%, of the Company's consolidated sales and $19,304, $40,069 and $39,078 of the Company's consolidated pretax income for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and 58% and 56%, of the Company's consolidated total assets at March 31, 2016 and 2015, respectively.

Segment Reporting

In connection with acquisitions made during fiscal 2016, the Company reviewed its determination of segments. Previously, we aggregated geographic markets into one reportable segment. Based on our review, we revised our segment reporting to four reportable segments based on four geographic countries or regions: United States, Canada, Europe and Asia. All prior period results have been revised to conform to the current year presentation. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Over the last 15 months, we acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 16, "Segment Information" for financial data relating to our four reportable segments.

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

The Company's primary base of customers operates in the oil, chemical processing and power generation industries. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $656 and $785 as of March 31, 2016 and 2015, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2013	$1,141
Reduction in reserve	(175)
Write-off of uncollectible accounts	(215)
Balance at March 31, 2014	751
Additions charged to expense	175
Write-off of uncollectible accounts	(141)
Balance at March 31, 2015	785
Additions charged to expense	214
Write-off of uncollectible accounts	(343)
Balance at March 31, 2016	$656

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

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and "field" services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenues associated with the sale of a product are recognized upon delivery, while the revenue for engineering and field services are recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence ("VSOE"), if available, Third Party Evidence ("TPE"), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We are currently evaluating the impact Accounting Standard Update 2014-9 will have on our performance obligations and the method which we determine and allocate the price of our contracts.
Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs of assets are charged to operations as incurred when assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to operations.

Depreciation is computed using the straight-line method over the following lives:

	Useful Lives in Years
Land improvements	15	-	20
Buildings and improvements	10	-	40
Machinery and equipment	3	-	25
Office furniture and equipment	3	-	10
Internally developed software	5	-	7

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test. In the first step of the goodwill impairment test, the reporting unit's carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the "implied fair value" requires us to allocate the estimated value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge will be recorded. In fiscal 2016, we recorded a $1,240 goodwill impairment charge related to the Unitemp acquisition as our current expectations of future revenues and profitability were below those estimated at the time of the acquisition and, during the same period, we impaired an additional $473 of other intangibles as their fair value was less than their carrying value. In fiscal 2015 and fiscal 2014, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2016, fiscal 2015 or fiscal 2014.

Debt Issuance Costs

The Company defers the costs associated with debt and financing arrangements. These costs are amortized over the life of the loan or financing as interest expense using the effective interest method. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2016, fiscal 2015 and fiscal 2014 were $732, $464 and $4,572, respectively. Included in these amounts are the acceleration of amortization associated with the second amendment to our senior secured credit agreement, redemptions of our senior secured notes and our prior revolving credit facility.

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

During fiscal 2014, we adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of this policy, we do not accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal 2016, fiscal 2015 and fiscal 2014 were $3,338, $2,907 and $3,008, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of goods sold and freight collections from customers is included as part of sales.

Economic Dependence

No customer represented more than 10% of the Company's accounts receivable at March 31, 2016 and March 31, 2015, or sales for fiscal 2016, fiscal 2015 or fiscal 2014.

Reclassifications

Certain reclassifications have been made within these consolidated financial statements to conform prior periods to current year presentation.

Correction of an Error

During the year ended March 31, 2016, the Company recorded a correction of an error that reduced marketing, general and administrative and engineering expense by $498 and decreased additional paid in capital by an equivalent amount. In previous years, the Company had expensed the withholding tax value of equity awards that were withheld by the Company at vesting. The Company determined that the value of withheld shares should have been recorded as a reduction to additional paid in capital.

Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the standard on April 1, 2018. We have not selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Stock Compensation - In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12 "Compensation-Stock Compensation" (Topic 718), which clarified the treatment of share-based payments when a performance target could be achieved after the requisite service period. Under the new guidance, compensation cost should be recognized over the requisite service period when it becomes probable that the performance target will be achieved. The total compensation cost recognized should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. We adopted this standard effective April 1, 2015 and it did not have a material impact on our consolidated financial statements.

Stock Compensation- In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09 "Compensation-Stock Compensation" (Topic 718), which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will no longer be separately classified as a financing activity and will be included as an operating activity on the consolidated statements of cash flows. The guidance allows for an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

Interest- In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-3 "Interest-Imputation of Interest" (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the associated face amount of the note. The guidance does not change the current guidance related to the recognition and measurement of debt issuance costs. The amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We adopted the standard as of March 31, 2016. Upon the adoption of such standard, our outstanding debt obligations were reduced by approximately $888 and $1,217 as of March 31, 2016 and March 31, 2015, respectively. The adoption of this guidance has had no impact on the presentation of our consolidated statements of operations.

Interest- In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-15 "Imputation of Interest" (Subtopic 835-30). The guidance clarified the treatment of the presentation of debt issuance costs associated with a revolving line of credit. Under the guidance these costs can continue to be reported as an asset. As there were no changes to the pre-existing guidance, the standard is considered to be effective immediately. Upon the adoption of Accounting Standards Update 2015-3, we reclassified $79 and $141 of deferred debt issuance costs associated with our revolving credit facility to other long term assets in the consolidated balance sheets as of March 31, 2016 and 2015, respectively.

Inventory- In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11 "Simplifying the Measurement of Inventory" (Topic 330). Under the new guidance, inventory is measured at the lower of cost and net realizable value, and the new guidance eliminates the use of replacement cost and net realizable value less a normal profit margin as techniques to value inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance will be applied prospectively for annual periods and interim periods within fiscal years beginning after December 15, 2016. We do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

Business Combinations- In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16 "Simplifying the Accounting for Measurement-Period Adjustments" (Topic 805). Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified in the reporting period in which the adjustments amounts are determined. Companies are required to disclose the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. The new guidance is to be applied prospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard in September 2015 and it did not have a material impact on our consolidated financial statements.

Income Taxes- In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17 "Income Taxes" (Topic 740), which requires an entity to present all deferred income tax assets and liabilities as noncurrent. Under the previous guidance, an entity had to classify deferred income tax assets and liabilities into current and noncurrent based on the classification of the related asset or liability. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. In the year of adoption, the guidance can be applied either prospectively or retrospectively. We adopted this standard as of March 31, 2016 and as a result reclassified $3,549 of deferred tax assets from current to noncurrent as of March 31, 2015. The adoption of this guidance will have no impact on the presentation of our consolidated statements of operations or consolidated statements of cash flows.

Financial Instruments- In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01 "Financial Instruments-Overall" (Subtopic 825-10), which amends the guidance on the classification and measurement of financial instruments. The amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through earnings. The amendment also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the credit risk when an entity has elected the fair value option. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted for certain provisions of the accounting standards update. Upon the adoption of the standard, an entity will be required to make a cumulative-effect adjustment to retained earnings as of the beginning of such reporting period. We are currently evaluating when to adopt this standard. Upon adoption, we do not anticipate this standard will have a material impact on our consolidated financial statements.

Leases- In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02 "Leases," which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

Subsequent Events

Sumac operations and fire in Fort McMurray, Alberta, Canada-  Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning on May 3, 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. The entire city of Fort McMurray including all of our staff were evacuated beginning May 4, 2016 and at May 31, 2016 had not been able to return to the city. We expect to incur costs for temporary relocation of our employees as well as business interruption costs that are potentially material.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2016 and 2015, no assets or liabilities were valued using Level 3 criteria.

Information about our long-term debt that is not measured at fair value follows:

	March 31, 2016		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$94,500	$94,500	$108,000	$108,000	Level 2 - Market Approach

At March 31, 2016 and 2015, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2016 and 2015, the notional amounts of forward contracts were as follows:

Notional amount of foreign exchange forward contracts by currency
	March 31, 2016	March 31, 2015
Russian Ruble	$1,237	$1,374
Euro	4,224	467
Canadian Dollar	534	243
South Korean Won	3,050	3,347
Mexican Peso	837	873
Australian Dollar	1,042	1,104
Japanese Yen	—	815
Chinese Renminbi	334	—
Brazilian Real	336	—
South African Rand	317	—
Total notional amounts	$11,911	$8,223

	March 31, 2016		March 31, 2015
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$5	$25	$87	$110
Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were losses of $411, $559 and $309 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $550, $1,254, and $613 for fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Foreign currency gains and losses are recorded within other expense in our consolidated statements of operations and comprehensive income.
Interest Rate Swap

The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreements, we pay a fixed amount and receive or make payments based on a variable rate. The Company designated the interest rate swap contracts as cash flow hedges pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counterparty creditworthiness. At each reporting period our interest rate swap contracts are adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying consolidated balance sheets. As of March 31, 2016 and 2015, the fair values of the interest rate swap contracts were unrealized losses of $1,178 and $612, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income (loss) to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contracts are recognized within interest expense. Gains and losses from our interest rate swap contracts are offset by changes in the variable interest rate on our term loan. During the year ended March 31, 2016, the Company entered into a second interest rate swap contract to hedge interest payments on the previously unhedged portion of principal on its variable rate secured term loan where the Company previously had interest rate exposure. As of March 31, 2016, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts will range from 3.12% to 3.81% throughout the remaining life of the credit facility.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31, 2016
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized gain/(loss) at beginning of the period	$(746)	$(261)	$(485)
Add: gain/(loss) from change in fair value of cash flow hedge	(1,439)	(504)	(935)
Less: loss reclassified into earnings from effective hedge	(872)	(305)	(567)
Less: ineffective portion of hedge transferred into earnings	(44)	(16)	(28)
Unrealized loss at end of the period	$(1,269)	$(444)	$(825)

	Year Ended March 31, 2015
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized gain/(loss) at beginning of the period	$(125)	$(44)	$(81)
Add: gain/(loss) from change in fair value of cash flow hedge	(1,755)	(614)	(1,141)
Less: loss reclassified into earnings from effective hedge	(1,090)	(382)	(708)
Less: ineffective portion of hedge transferred into earnings	(44)	(15)	(29)
Unrealized loss at end of the period	$(746)	$(261)	$(485)

Transfers out of accumulated other comprehensive loss
During the fiscal years ended March 31, 2016 and 2015, $872 and $1,090 were transferred out of accumulated other comprehensive loss related to realized losses on our interest rate swap contract, respectively. During the fiscal years ended March 31, 2016 and 2015 we incurred losses of $44 and $44, related to hedge ineffectiveness, respectively.
3. Net Income per Common Share
Basic net income per share is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assumed that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share.
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for fiscal 2016, fiscal 2015, and fiscal 2014, respectively, is as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$23,009	$49,386	$25,799
Weighted-average common shares outstanding	32,176,925	32,027,115	31,595,019
Basic net income per common share	$0.72	$1.54	$0.82

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$23,009	$49,386	$25,799
Weighted-average common shares outstanding	32,176,925	32,027,115	31,595,019
Common share equivalents:
Stock options issued	241,529	291,018	502,886
Restricted and performance stock units issued	174,192	89,133	56,007
Weighted average shares outstanding – dilutive	32,592,646	32,407,266	32,153,912
Diluted net income per common share	$0.71	$1.52	$0.80

For the years ended March 31, 2016, 2015 and 2014, 49,097, 48,728 and 168,118 equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.
4. Inventories
Inventories consisted of the following at March 31:

	2016	2015
Raw materials	$13,322	$12,299
Work in process	3,065	5,060
Finished goods	25,545	24,765
	41,932	42,124
Valuation reserves	(1,287)	(1,116)
Inventories, net	$40,645	$41,008

The following table summarizes the annual changes in our valuation reserve accounts:

Balance at March 31, 2013	$1,076
Reductions charged to expense	(129)
Charged to reserve	(54)
Balance at March 31, 2014	893
Additions in reserve	279
Charged to reserve	(56)
Balance at March 31, 2015	1,116
Additions in reserve	383
Charged to reserve	(212)
Balance at March 31, 2016	$1,287

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2016	2015
Land, buildings and improvements	$24,503	$19,046
Machinery and equipment	18,474	14,482
Office furniture and equipment	7,760	3,877
Internally developed software	3,188	1,789
Construction in progress	2,889	6,614
Property, plant and equipment at cost	56,814	45,808
Accumulated depreciation	(15,197)	(10,984)
Property, plant and equipment, net	$41,617	$34,824

Depreciation expense was $4,655, $3,369 and $3,088, in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Included within depreciation expense was amortization of internally developed software of $453, $341, and $368, in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

6. Acquisitions, Goodwill and Other Intangible Assets

Industrial Process Insulators ("IPI") Transaction

On July 31, 2015, a wholly owned indirect subsidiary of the Company acquired 100% of the capital stock of Industrial Process Insulators ("IPI") for $21,750, subject to a customary working capital adjustment. The results of IPI's operations have been included in the consolidated financial statements since that date. IPI is an insulation contractor serving the refining, petrochemical, power and energy, marine and pulp and paper industries in the United States, with a significant presence in the Texas and Louisiana Gulf Coast region. Prior to the acquisition, IPI was formerly a customer and subcontractor to the Company for the past 17 years. The acquisition is expected to enhance our turn-key product offerings and strengthen our presence and relationships in the Gulf Coast region as IPI serves many of the same end-markets as those served by our core thermal solutions business. We recognized $10,204 in goodwill associated with the IPI acquisition. For the period from August 1, 2015 to March 31, 2016, IPI contributed $8,863 of revenue and a generated a pre-tax loss of $353.

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

For the year ended March 31, 2016, we incurred $33 of transaction expenses related to the IPI acquisition which were recorded within marketing, general and administrative and engineering expenses on the consolidated statements of operations and comprehensive income.

Our provisional estimate of identifiable intangible assets at March 31, 2016 that were related to the IPI transaction consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2016	Accumulated Amortization		Net Carrying Amount at March 31, 2016
Order backlog	6 months	$437	$437		$—
Customer relationships	10 years	10,720	715		10,005
Trademark	8 years	1,820	152		1,668
Non-compete agreement	3 years	807	179		628
Total		$13,784	$1,483	—	12,301

The weighted average useful life of acquired finite lived intangible assets related to the IPI transaction is 9.0 years.

At March 31, 2016, approximately $4,002 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Sumac Transaction

On April 1, 2015, Thermon Canada, Inc. ("TCI"), a wholly owned indirect subsidiary of the Company, acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for $10,956, (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) in cash, plus a non-interest bearing note ("performance based note") with a principal amount of $5,905 (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) that matures on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7,500 Canadian Dollars, subject to the achievement of certain performance metrics during the 12 month period ended April 1, 2016. Since the terms of the performance based note assume continued employment of Sumac's principals, the estimated payout will be accrued on a ratable basis as compensation expense until the actual amount becomes determinable on April 1, 2016. At March 31, 2016, the Company determined that the performance metrics had been achieved and accrued $5,775 (converted to U.S. currency) as payable under the performance based note.

Sumac is located in Fort McMurray, Alberta, Canada. Sumac's line of products and solutions are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Sumac products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures. Sumac products are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings. We recognized $7,992 of goodwill in connection with the Sumac acquisition that we expect will be partially deductible for Canadian taxation purposes. For the twelve months ended March 31, 2016, Sumac contributed $11,710 of revenue and contributed pre-tax income of $3,546.

Consideration to or on behalf of sellers at close	$10,956
Fair value of total consideration transferred	$10,956

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,693
Inventories	1,299
Other current assets	33
Property, plant and equipment	1,316
Identifiable intangible assets	3,085
Goodwill	7,992
Deferred tax asset	111
Total assets	15,529
Liabilities assumed:
Current liabilities	935
Total liabilities	935
Non-controlling interests	3,638
Total consideration	$10,956

The fair value of accounts receivable represents Sumac's gross outstanding receivables as of the acquisition date that we estimate will be fully collectible.

In total, $134 of transaction costs were incurred related to the Sumac transaction, all of which were incurred in the year ended March 31, 2015.

Our identifiable intangible assets at March 31, 2016 that were related to the Sumac transaction consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016
Backlog	6 months	$203	$203	$—
Customer relationships	4 years	2,612	653	1,959
Non-compete agreement	2 years	194	97	97
Total		$3,009	$953	$2,056

The weighted average useful life of acquired finite lived intangible assets related to Sumac transaction is 3.6 years.

At March 31, 2016, approximately $1,097 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Unitemp Transaction and Impairment of Goodwill and Intangibles

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

During the fourth quarter of fiscal 2016, the Company received notice that a significant distribution partner for Unitemp intended to end its relationship with the Company. Previously, Unitemp had performed distribution services for its manufacturing partner in addition to product services directly to the end customer. The Company also concluded that the overall financial performance of Unitemp was below the forecast used at acquisition. As part of its annual assessment of goodwill and intangible assets, the carrying values of Unitemp's goodwill and other intangible assets were tested for potential impairment. The results of our step-one goodwill analysis concluded that the carrying value of Unitemp's goodwill was less than its fair value. As a result, the Company initiated the second step of the goodwill impairment test, which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of the reporting unit other than goodwill, and comparing it to the carrying amount of goodwill. Utilizing the income approach, the Company determined that the implied fair value of goodwill related to the Unitemp reporting unit was less than the carrying value and impaired 100% of the Unitemp reporting unit's goodwill balance during the fourth quarter of fiscal 2016. A goodwill impairment charge of $1,240 was recorded within our consolidated statements of operations during the year ended March 31, 2016. The undiscounted cash flows of the amortizing customer relationship intangible asset were determined to be less than its carrying value; therefore, all of the remaining customer relationship assets was impaired. In addition, a portion of the trademark asset was also impaired based on the present value of relief from royalty estimations. The combined impairment charge for intangible assets for the Unitemp reporting unit was $473 for the year ended March 31, 2016.

Consideration to or on behalf of sellers at close	$3,890
Fair value of total consideration transferred	$3,890

The following table summarizes the fair value of the assets and liabilities assumed as originally allocated at the March 2, 2015 acquisition date:

Assets acquired:
Accounts receivable	$1,346
Inventories	655
Other current assets	21
Property, plant and equipment	77
Identifiable intangible assets	1,294
Goodwill	1,630
Total assets	5,023
Liabilities assumed:
Current liabilities	415
Deferred tax liability	718
Total liabilities	1,133
Purchase price	$3,890

The fair value of accounts receivables represents the Company's best estimate of the outstanding receivables as of the acquisition that we estimate we will collect. In total, the gross balance due is $1,346 of which all were collected subsequent to acquisition.

In total, $34 of costs were incurred related to the Unitemp Transaction in the year ended March 31, 2015.

After applying the impact of the aforementioned impairment charge, the intangible assets for the Unitemp reporting unit at March 31, 2016 were as follows:

	Amortization period	Gross Carrying Amount at March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015
Trademarks	8 years	$373	$85	$288	$780	8	$772
Developed Technology	3 years	86	31	55	107	3	104
Customer Relationships	5 years	—	—	—	368	6	362
Total		$459	$116	$343	$1,255	$17	$1,238

The weighted average useful life of the remaining finite lived intangible assets related to Unitemp transaction is 7.1 years.

At March 31, 2016, approximately $287 of the purchase price was held in escrow to secure the indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

The carrying amount of goodwill for all reporting segments as of March 31, 2016, is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2014	$38,767	$43,106	$23,615	$8,624	$114,112
Goodwill acquired	—	—	1,630	—	1,630
Foreign currency translation impact	—	(5,483)	(5,027)	—	(10,510)
Balance as of March 31, 2015	$38,767	$37,623	$20,218	$8,624	105,232
Goodwill acquired	10,204	7,992	—	—	18,196
Goodwill impaired	—	—	(1,240)	—	(1,240)
Foreign currency translation impact	—	(1,127)	449	—	(678)
Balance as of March 31, 2016	$48,971	$44,488	$19,427	$8,624	$121,510

The Sumac transaction was structured as an asset purchase, and we expect that a portion of the $7,992 in goodwill associated with that transaction will be deductible for tax purposes in Canada. All other goodwill at March 31, 2016 is not deductible for tax purposes. Goodwill allocated to our segment in Asia is denominated in U.S. currency and therefore is not affected by foreign currency translation impact.

Intangible assets from the CHS Transactions at March 31, 2016 and March 31, 2015 consisted of the following:

	Gross Carrying Amount at March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016	Gross Carrying Amount at March 31, 2015	Accumulated Amortization	Net Carrying Amount at March 31, 2015
Trademarks	$43,041	$—	$43,041	$43,034	$—	$43,034
Developed technology	9,864	2,957	6,907	9,862	2,469	7,393
Customer relationships	92,388	53,545	38,843	92,581	44,195	48,386
Certifications	449	—	449	449	—	449
Other	1,630	1,572	58	1,630	1,317	313
Total	$147,372	$58,074	$89,298	$147,556	$47,981	$99,575

Trademarks and certifications have indefinite lives. Developed technology, customer relationships and other intangible assets have estimated lives of 20 years, 10 years and 6 years, respectively. The weighted average useful life for the group is 10 years. Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2016 and 2015 were the result of foreign currency translation adjustments.

The Company recorded amortization expense of $12,754, $10,775, and $11,090 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively for intangible assets. Annual amortization of intangible assets for the next five years and thereafter will approximate the following:

2017	$12,387
2018	12,230
2019	12,024
2020	11,282
2021	2,860
Thereafter	9,725
Total	$60,508

The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In addition to the qualitative analysis, we also perform a quantitative analysis using the income approach. Our annual impairment test is performed during the fourth quarter of our fiscal year.
During the three months ended September 30, 2015, we completed a restructuring of our Canadian operations in which we reduced approximately 34% of our Canadian workforce and closed two sales offices. The employee severance and office closure costs totaled $578.
During the year ended March 31, 2016, revenue from our organic Canadian operations (excluding our Sumac acquisition) has decreased by approximately 54% as compared to the year ended March 31, 2015.
    We consider the recent decline in our Canadian business, which management believes is attributable to lower oil prices and the reduction of capital investments in the Canadian oil sands region, to be an indicator of potential asset impairments in our Canadian reporting unit. The goodwill balance in the Canadian reporting unit at March 31, 2016 is $36,694 and the net intangible assets are $25,941. Beginning in the second quarter of fiscal 2016, we began to perform quarterly goodwill impairment assessments of our organic Canadian reporting unit utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the goodwill impairment assessments, the estimated fair value of the organic Canadian reporting unit exceeded the carrying value. As such, there was no impairment of goodwill or intangible assets as of the respective reporting periods. The most significant inputs in the Company's goodwill impairment test are the projected financial information, the weighted average cost of capital and market multiples for similar transactions. If the overall economic conditions or energy market in Canada or factors specific to the Company deteriorate further, it could negatively impact the Company's future goodwill impairment tests. We will continue to monitor our organic Canadian reporting unit's goodwill and intangible asset valuations and test for potential impairments until the overall market conditions in such region improve.

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2016	March 31, 2015
Accrued employee compensation and related expenses	$6,906	$11,040
Accrued employee compensation related to acquisition	5,775	—
Customer prepayment	200	633
Warranty reserve	460	429
Professional fees	1,088	1,568
Sales tax payable	1,358	1,058
Other	2,451	2,689
Total accrued current liabilities	$18,238	$17,417

8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,525 at March 31, 2016). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No amounts were outstanding on this facility at March 31, 2016 and 2015.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,206 at March 31, 2016). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under the facility at March 31, 2016 and 2015.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of 325 Australian Dollars (equivalent to $249 at March 31, 2016). The facility is collateralized by real estate. No amounts were outstanding under the facility at March 31, 2016 and 2015.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $400 at March 31, 2016). No amounts were outstanding under the Japanese revolving credit facility at March 31, 2016 and 2015.
Under the Company’s senior secured revolving credit facility described below in Note 9, "Long-Term Debt," there were no outstanding borrowings at March 31, 2016 and 2015.
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2016	March 31, 2015
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $888 and $1,217 as of March 31, 2016 and 2015, respectively	$93,612	$106,783
Less current portion	(13,500)	(13,500)
	$80,112	$93,283

Senior secured credit facility
In April 2013, we entered into an amended and restated credit agreement that provided for a $135,000 variable rate term loan and $60,000 senior secured asset-based revolving credit facility, which we refer to collectively as our "credit facility." We have entered into two amendments to our credit facility, most recently in August 2015 (the "Amendment"). The maturity date of our credit facility is April 19, 2019. Under the Amendment, the fixed portion of our interest rate, which is dictated by our leverage ratio, was reduced by 0.25%, and our fee on undrawn amounts on our senior secured revolving credit facility was reduced by 0.05%. The maximum leverage ratio permitted for each fiscal quarter remained at 2.75 to 1.0.

On May 20, 2013, we utilized the proceeds from our variable rate secured term loan to redeem the remaining $118,145 of aggregate principal amount outstanding of our 9.5% senior secured notes. In conjunction with the redemption, we paid a total of $15,485 in call premiums and expensed the remaining $4,010 of associated deferred debt issuance costs.
Under our credit facility, in no case shall availability exceed commitments thereunder. Any credit facility borrowings will bear interest, at our option, at a rate equal to either (i) a base rate determined by reference to the greatest of (a) JPMorgan Chase Bank's prime rate in New York City, (b) the federal funds effective rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day plus 1%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) the LIBOR rate, plus an applicable margin dictated by our leverage ratio. Borrowings denominated in Canadian Dollars under the Canadian sub-facility bear interest at our option, at a rate equal to either (i) a base rate determined by reference to the greater of (a) JPMorgan Chase Bank, Toronto branch's prime rate and (b) the sum of (x) the yearly interest rate to which the one-month Canadian deposit offered rate is equivalent plus (y) 1.0%, in each case plus an applicable margin dictated by our leverage ratio, or (ii) a Canadian deposit offered rate determined by the sum of (a) the annual rate of interest determined with reference to the arithmetic average of the discount rate quotations of all institutions listed in respect of the relevant period for Canadian dollar-denominated bankers' acceptances plus (b) 0.10% per annum, plus an applicable margin dictated by our leverage ratio. In addition to paying interest on outstanding borrowings under our credit facility, we are currently required to pay a 0.3% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder, which commitment fee could change based on our leverage ratio, and letter of credit fees equal to the LIBOR margin or the Canadian deposit offered rate, as applicable, on the undrawn amount of all outstanding letters of credit, in addition to a 0.125% annual fronting fee.
At March 31, 2016, we had no outstanding borrowings under our senior secured revolving credit facility. The interest rate on outstanding borrowings as of March 31, 2016 was 2.44%. As of March 31, 2016, we had $59,022 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances, and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of March 31, 2016, our interest rate was 2.44%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due at maturity in April 2019.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. The Company entered into a second interest rate swap contract during the three months ended December 31, 2015 to hedge interest payments on its variable rate secured term loan, where the Company previously had interest rate exposure. As of March 31, 2016, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts will range from 3.12% to 3.81% throughout the remaining life of the credit facility.
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
Restrictive covenants. The credit facility contains various restrictive covenants that, among other things, restrict, subject to certain negotiated exceptions, our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of March 31, 2016, we were in compliance with all financial covenants of the credit facility.

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2017	$13,500
2018	20,250
2019	20,250
2020	40,500
Total	$94,500
10. Related-Party Transactions
In connection with the Sumac transaction, one of the former principals retained 25% of the ownership of the Sumac business unit. He is also serving as general manager of the Sumac business unit as an employee of Thermon. He, along with the other two former principals of Sumac, will share the payment of accrued employee compensation related to the Sumac acquisition of $5,775 that is expected to be paid in fiscal 2017.
Since the acquisition by our former private equity sponsors that was completed on April 30, 2010, we have paid certain amounts to the Predecessor owners in settlement of CHS Transactions and have also received certain amounts that were identified as potential indemnity items at the time of the transaction. Certain members of our current management continue to be investors in the Predecessor ownership fund. Therefore, these payments made and received are considered to be related party transactions.
During fiscal 2015, the private equity firm representing our Predecessor owners expressed an interest in obtaining a release of the remaining indemnity fund of $3,589 and closing their fund. We agreed to the release after reserving for certain indemnity items already paid as well as an estimate for other potential liabilities. The settlement amount of $1,700 was paid with cash of $1,133 and a release of amounts due to the Predecessor owners of $567. After offsetting certain indemnity items already included in our consolidated balance sheet and consolidated statement of operations, we recorded miscellaneous income of $931. We have released the Predecessor owners from any further obligations in the event of any breaches of representation and warranties contained in the definitive agreements. See Note 12, "Commitments and Contingencies."
During fiscal 2014, we paid $2,055 to the Predecessor owners which related to an income tax refund from periods in which they were in control of the Company. Separately, during fiscal 2014, "Obligations due to settle the CHS Transactions" was reduced by $617, of which $42 was withheld for professional fees incurred by the Company in connection with a concluded audit by the United States Internal Revenue Service, the remaining $575 was determined not to be payable to the Predecessor owners of the Company.

11. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $1,684, $1,456, and $1,579 in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain profitability objectives. The Company recorded approximately $2,133, $7,491, and $1,272 for incentive compensation earned in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

12. Commitments and Contingencies

At March 31, 2016, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $10,682. Of this amount, $1,408 is secured by cash deposits at the Company's financial institutions and an additional $978 represents a reduction of the available amount of the Company's short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2016 and 2015, was approximately $1,408 and $1,388, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $3,200, $2,904, and $3,033 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Future minimum annual lease payments under these leases are as follows for the fiscal years ended March 31:

2017	$2,792
2018	2,105
2019	1,051
2020	810
2021	595
Thereafter	1,039
$8,392

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,865, $2,225, and $2,060 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2017	$712
2018	493
2019	46
2020	—
2021	—
Thereafter	—
$1,251

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2016, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
During fiscal 2015, we agreed to release the Predecessor owners from any further indemnity obligations. See Note 10, "Related Party Transactions." In exchange for this release, we received $1,700 for indemnity items that we have already paid and an estimate of potential contingencies associated with specific indemnity items. After offsetting certain indemnity items already included in our financial statements, we recorded miscellaneous income of $931. The identified contingencies relate to disputes with government agencies in India where we have estimated the outcome and included the expected settlement as a liability in our consolidated balance sheet.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business that would materially impact our results of operations or our financial position. We can give no assurances we will prevail in any of these matters.

Changes in the Company's warranty reserve are as follows

Balance at March 31, 2013	$552
Reserve for warranties issued during the period	364
Settlements made during the period	(271)
Balance at March 31, 2014	$645
Reserve for warranties issued during the period	368
Settlements made during the period	(584)
Balance at March 31, 2015	$429
Reserve for warranties issued during the period	490
Settlements made during the period	(459)
Balance at March 31, 2016	$460

13. Stock-Based Compensation Expense

Since the completion of the CHS Transactions on April 30, 2010, the Board of Directors has adopted and the shareholders have approved two stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans ("2010 Plan") was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the Board of Directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP made available 2,893,341 shares of the

Company's common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan and the 2011 LTIP are referred to as the "Stock Plans." The Company does not hold any shares of its own stock as treasury shares. Accordingly, the vesting of restricted stock units and performance stock units and the exercise of stock options result in the issuance of additional new shares of the Company's stock.

At the completion of the IPO on May 5, 2011, 2,757,524 options that were then unvested became vested and exercisable. Accordingly, the Company recorded stock compensation expense of $6,310 which represented all unamortized stock compensation expense related to the outstanding stock options under the 2010 Plan.
Unvested options outstanding are scheduled to vest over five years with 20% vesting on the anniversary date of the grant each year. Stock options must be exercised within 10 years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During fiscal 2016, we did not make any changes in accounting principles or methods of estimates relating to stock-based compensation expense.
Stock Options

A summary of stock option activity under our Stock Plans for fiscal 2016, fiscal 2015 and fiscal 2014 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2013	1,132,780	$6.98
Exercised	(566,487)	5.90
Forfeited	(7,827)	15.73
Balance at March 31, 2014	558,466	$7.96
Exercised	(88,050)	6.87
Forfeited	(5,374)	12.04
Balance at March 31, 2015	465,042	$8.12
Exercised	(29,056)	8.25
Forfeited	(2,260)	17.10
Balance at March 31, 2016	433,726	$8.07
For fiscal 2016, fiscal 2015 and fiscal 2014 the intrinsic value of stock option exercises was $384, $1,654, and $10,285, respectively. For the fiscal years ended March 31, 2016 and 2015, the Company recognized an excess tax deduction for options exercised of $92 and $1,592, respectively, and was recorded in additional paid in capital. For the year ended March 31, 2014, the Company incurred a loss of $118 related to the vesting of and exercise of employee equity awards.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2013	146,226	$8.34
Vested	(33,001)	6.92
Forfeited	(7,827)	8.32
Balance at March 31, 2014	105,398	$8.33
Vested	(26,575)	6.94
Forfeited	(5,374)	6.14
Balance at March 31, 2015	73,449	$7.19
Vested	(30,379)	6.93
Forfeited	(2,260)	7.53
Balance at March 31, 2016	40,810	$7.39

For fiscal 2016, fiscal 2015 and fiscal 2014, we recorded stock based compensation of $3,749, $3,295, and $2,203, respectively. Total unrecognized expense related to non-vested stock option awards was approximately $168 as of March 31, 2016. We anticipate this expense will be recognized over a weighted average period of approximately 0.70 years.

The following table summarizes information about stock options outstanding as of March 31, 2016:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2016	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2016
$5.20	309,715	4.55	$5.20	$3,828,077	309,715	4.55	$5.20	$3,828,077
$9.82	13,339	4.91	9.82	103,244	13,339	4.91	9.82	103,244
$12.00	65,660	5.12	12.00	364,445	44,720	5.12	12.00	248,143
$21.52	45,012	6.34	21.52	(177,978)	25,142	6.34	21.52	(99,400)
$5.20-$21.52	433,726	4.82	$8.07	$4,117,788	392,916	4.82	$7.18	$4,080,064
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $17.56 as of March 31, 2016, which would have been received by the option holders had all option holders exercised as of that date.
Stock options are valued by using a Black-Scholes-Merton option pricing model. We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The expected life was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options. Due to the fact that the common stock underlying the options was not publicly traded for an equivalent period of the expected term of the options, the expected volatility was based on a comparable group of companies in conjunction with the historical volatility from traded shares of our stock. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.
Restricted Stock Awards and Units
Restricted stock awards have been issued to members of our board of directors and restricted stock units have been issued to certain employees. For restricted stock awards, the actual common shares have been issued with voting rights and are included as part of our total common shares outstanding. The common shares may not be sold or exchanged until the vesting period is completed. For restricted stock units, no common shares are issued until the vesting period is completed. For restricted stock units, the Company allows its employees to withhold a portion of their units upon the vesting dates in order to satisfy their tax obligation. For both restricted stock awards and units, fair value is determined by the market value of our common stock on the date of the grant.

The following table summarizes the activity with regard to unvested restricted stock awards issued to directors during fiscal 2016, fiscal 2015 and fiscal 2014.

Restricted Stock Awards	Number of Shares	Weighted Average Grant Price
Balance of unvested awards at March 31, 2013	21,080	$18.09
Granted	17,416	20.09
Released	(20,980)	18.09
Forfeited	—	—
Balance of unvested awards at March 31, 2014	17,516	$20.09
Granted	—	—
Released	(17,516)	20.09
Forfeited	—	—
Balance of unvested awards at March 31, 2015	—	$—
Granted	—	—
Released	—	—
Forfeited	—	—
Balance of unvested awards at March 31, 2016	—	$—

During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2016 and fiscal 2015, we issued 18,578 and 11,956 fully vested common shares which had a total fair value of $385 and $289 based on the closing price of our common stock on the date of issuance, respectively.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2016, fiscal 2015, and fiscal 2014.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2013	71,109	$21.52
Granted	117,904	20.14
Released	(18,786)	21.52
Forfeited	(5,902)	21.52
Balance of unvested units at March 31, 2014	164,325	$20.53
Granted	96,462	24.44
Released	(46,623)	20.67
Forfeited	(15,342)	20.76
Balance of unvested units at March 31, 2015	198,822	$22.38
Granted	98,009	24.08
Released	(69,704)	21.97
Forfeited	(34,906)	22.53
Balance of unvested units at March 31, 2016	192,221	$23.36

Based on our closing stock price of $17.56, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2016 was $3,375. Total unrecognized expense related to unvested restricted stock awards was approximately $2,630 as of March 31, 2016. We anticipate this expense to be recognized over a weighted average period of approximately 1.46 years.

Performance Stock Units. During fiscal 2016, fiscal 2015 and fiscal 2014, performance stock unit awards were issued to our executive officers and had total grant date fair values of $1,113, $1,187 and $480, respectively. The performance indicator for these stock awards is based on the market performance of our stock price as compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the performance indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The fair value of the performance stock units will be expensed over three years, whether or not the market condition is met. At the end of each fiscal year, for the awards granted in fiscal 2014, one-third of the performance stock units will be evaluated. For performance stock units issued in fiscal 2015 and fiscal 2016, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2016.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2014	12,096	—	24,192
Fiscal 2015	38,703	—	77,406
Fiscal 2016	38,086	—	76,172

The following table summarizes the number of awards earned and released during each fiscal year based on the results achieved for respective performance period:

Fiscal Year Earned	Number of Shares Earned	Number of Shares Withheld for Tax Obligation	Number of Shares Released
Fiscal 2014	12,254	1,660	10,594
Fiscal 2015	19,446	4,284	15,162
Fiscal 2016	31,658	8,669	22,989

At March 31, 2016, there was $871 in stock compensation that remained to be expensed, which will be recognized over a period of 1.66 years.

14. Other Expense

Other expense consisted of the following:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Foreign currency transaction loss	$(139)	$(695)	$(304)
Gain (loss) on foreign exchange forwards	(411)	(559)	(309)
Gain on Settlement of CHS Transactions	—	931	—
Other	(126)	(71)	17
	$(676)	$(394)	$(596)

15. Income Taxes
Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Current provision:
Federal provision (benefit)	$4,185	$8,402	$(1,594)
Foreign provision	8,503	13,160	12,451
State provision	311	324	484
Deferred provision:
Federal deferred benefit	(1,964)	(5,063)	(2,515)
Foreign deferred benefit	(2,263)	(3,498)	(1,790)
State deferred benefit	(56)	(149)	(72)
Total provision for income taxes	$8,716	$13,176	$6,964

Deferred income tax assets and liabilities were as follows:

	March 31,
	2016	2015
Deferred tax assets:

Accrued liabilities and reserves	$1,607	$2,877
Stock option compensation	1,166	831
Foreign deferred benefits	788	425
Net operating loss carry-forward	614	683
Inventories	529	519
Capitalized transaction costs	531	601
Interest rate swap included in Other Comprehensive Loss	444	261
Foreign tax credit carry forward	52	57
Unrealized gain on hedge	7	8
Valuation allowance	(169)	(48)
Other	24	91
Total deferred tax assets	5,593	6,305
Deferred tax liabilities:
Intangible assets	(22,189)	(19,916)
Intangible assets - foreign	(7,787)	(10,528)
Property, plant and equipment	(3,208)	(2,976)
Prepaid expenses	(47)	(50)
Undistributed foreign earnings	—	(121)
Total deferred tax liabilities	(33,231)	(33,591)

Net deferred tax asset (liability)	$(27,638)	$(27,286)

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
U.S.	$13,043	$22,493	$(6,315)
Non-U.S.	19,323	40,069	39,078
Income from continuing operations	$32,366	$62,562	$32,763

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Notional U.S. federal income tax expense at statutory rate	$11,328	$21,980	$11,467
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	150	66	243
Undistributed foreign earnings	—	(3,105)	—
Rate difference-international subsidiaries	(1,727)	(4,113)	(3,409)
Charges/(benefits) related to uncertain tax positions	(1,227)	61	(797)
Release of valuation allowance for foreign net operating loss carry forward	—	(634)	—
Impact on deferred tax liability for statutory rate change	455	—	—
Effect of permanent tax differences, net	51	(846)	179
Release of tax liability from Predecessor owners	—	—	(575)
Other, net	(314)	(233)	(144)
Provision for income taxes	$8,716	$13,176	$6,964

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
We have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of this policy, we will not accrue a tax liability in anticipation of future dividends from our significant foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ended March 31, 2016 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates and after accounting for certain permanent differences, such as nondeductible compensation expenses. During the year ended March 31, 2015, the Company released a net deferred tax liability of $3,105 for taxes accrued on previously undistributed foreign earnings that are no longer expected to be repatriated.
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of foreign earnings. At March 31, 2016, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $123,150 of available earnings in our significant foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $11,000 to $13,000.
For the year ended March 31, 2014, the United States entities generated a net operating loss as result of the premiums paid and other costs related to the refinancing of the senior secured notes. The benefit of the net operating loss carry forward was fully utilized by our United States operations during the year ended March 31, 2015. During the year ended March 31, 2015, we received a refund from the United States Internal Revenue Service of $3,220 which relates to net operating losses that were previously carried back to our fiscal 2012 tax year.

As of March 31, 2016, the tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

As of March 31, 2016, we have established a reserve for uncertain income taxes in the amount of $661, all of which is related to our IPI acquisition. During the fiscal year ended March 31, 2016, we reduced our liabilities for uncertain tax positions in the amount of $1,281 as a portion of our uncertain tax positions related to periods which are no longer subject to audit. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Beginning balance	$748	$854
Additions from acquisitions based on tax positions related to prior years	1,119	—
Reductions for tax positions of prior years	(1,281)	—
Settlements	—	(167)
Interest and penalties on prior reserves	75	61
Reserve for uncertain income taxes	$661	$748
We expect that $169 of our liability for uncertain tax positions will be released during fiscal 2017 as the periods to which they relate will close.
16. Segment Information
We operate in four reportable segments based on four geographic countries or regions; United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Over the last 15 months, we acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As our operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Sales to External Customers:
United States	$126,033	$115,388	$91,187
Canada	56,925	98,500	93,626
Europe	65,370	57,450	58,248
Asia	33,600	37,240	34,262
	$281,928	$308,578	$277,323
Inter-segment Sales:
United States	$50,807	$62,642	$48,990
Canada	3,886	4,801	3,473
Europe	2,367	1,870	1,975
Asia	435	381	359
	$57,495	$69,694	$54,797
Depreciation Expense:
United States	$3,117	$2,592	$2,302
Canada	1,071	365	382
Europe	296	246	273
Asia	171	166	131
	$4,655	$3,369	$3,088
Amortization of Intangibles:
United States	$6,516	$5,033	$5,033
Canada	3,749	3,234	3,487
Europe	1,426	1,446	1,508
Asia	1,063	1,062	1,062
	$12,754	$10,775	$11,090
Income from Operations:
United States	$20,607	$25,914	$15,909
Canada (a)	7,302	33,307	32,190
Europe (b)	8,586	7,262	9,398
Asia	5,541	5,391	4,675
Unallocated:
Public company costs	(1,526)	(1,518)	(1,352)
Stock compensation	(3,749)	(3,295)	(2,203)
	$36,761	$67,061	$58,617

	March 31, 2016	March 31, 2015
Fixed Assets:
United States	$34,528	$30,460
Canada	3,754	1,089
Europe	2,769	2,700
Asia	566	575
	$41,617	$34,824
Total Assets:
United States	$196,400	$199,367
Canada	145,301	134,795
Europe	76,754	69,298
Asia	50,222	46,297
	$468,677	$449,757

(a) During the year ended March 31, 2016, the Canadian segment's operating income was negatively impacted by $5,706 due to acquisition related contingent consideration accounted for as compensation. As part of the Sumac transaction, we issued the sellers a $5,905 million non-interest bearing note that matured on April 1, 2016. The terms of the performance-based note assume the continued employment of Sumac's principals, and as a result, the performance note payment is accounted for as compensation expense. The performance note will be settled during the first quarter of fiscal 2017.
b) During the year ended March 31, 2016, the European segment's operating income was negatively impacted by a $1,713 impairment charge to Unitemp's goodwill and other intangible assets.
At March 31, 2016 and 2015, non-current deferred tax assets of $4,805 and $5,880 respectively, were applicable to the United States.

17. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2016 are as follows:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Sales	$72,344	$74,427	$69,934	$65,223
Gross Profit	32,095	35,129	33,354	30,737
Income from operations	5,541	11,827	11,321	8,072
Net income available to Thermon Group Holdings, Inc.	$3,204	$8,480	$6,896	$4,429

Net income per common share
Basic	$0.10	$0.26	$0.21	$0.14
Diluted	0.10	0.26	0.21	0.14

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Sales	$74,256	$87,622	$79,033	$67,667
Gross Profit	34,105	45,533	41,221	33,845
Income from operations	12,610	23,219	18,472	12,760
Net income available to Thermon Group Holdings, Inc.	$10,501	$15,603	$11,748	$11,534

Net income per common share
Basic	$0.33	$0.49	$0.37	$0.36
Diluted	0.32	0.48	0.36	0.36

The basic and diluted income per common share for each respective three month period is calculated independently. Therefore, the sum of the periods does not necessarily total the full year net income or loss per common share.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2016, our internal control over financial reporting is effective.
Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of IPI, a company acquired on July 31, 2015 and whose results are included in the Company’s 2016 consolidated financial statements since the July 31, 2015 acquisition date. IPI is a 100% owned subsidiary whose total revenue and total assets represent 3.1% and 6.2% of the Company's consolidated total revenue and total assets, respectively, as of and for the year ended March 31, 2016.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2016 included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. The report, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, is included in Item 8 in this annual report.
Changes in Internal Control

There have been no changes in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated herein by reference to the "Directors and Executive Officers" section of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled "Corporate Governance-Committees of the Board" and "Audit Committee Report" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which we refer to as our "code of conduct," that applies to all of our employees, officers and directors. Our code of conduct is available on our Investor Relations website located at http://ir.thermon.com. Stockholders can also obtain a free copy of our code of conduct by writing to the Director of Investor Relations, Thermon Group Holdings, Inc., 100 Thermon Drive, San Marcos, Texas 78666. We will post any amendments to our code of conduct, and any waivers that are required to be disclosed pursuant to SEC or NYSE rules, on our Investor Relations website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2016 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2016. Specifically, the table provides information regarding our 2010 Equity Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	391,778	(3)	2,082,357
Equity plans not approved by security holders (4)	323,054	$5.39	—

(1)	Excludes securities reflected in the column entitled "Number of securities to be issued upon exercise of outstanding equity awards."

(2)
On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)
At March 31, 2016, the Company had outstanding under the LTIP: (i) 110,672 stock options, with a weighted average exercise price of $15.87, (ii) 192,221 unvested restricted stock units, with a weighted average grant date fair value of $23.36, and (iii) 88,885 performance units (assuming satisfaction of the performance metric at target and 177,770 at maximum), with a weighted average grant date fair value of $22.90.

(4)
The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (the "2010 Plan") was approved by our board of directors on July 28, 2010. The 2010 Plan authorized the issuance of 2,767,171 equity awards and provides for the grant of non-qualified stock options and restricted stock. In connection with our May 2011 IPO, all 2,757,524 of the unvested stock options that were then outstanding under the 2010 Plan became fully vested and exercisable. The 2010 Plan will terminate as of the earlier of (i) the date on which all equity awards under the 2010 Plan have been issued, (ii) the termination of the 2010 Plan by our board of directors, or (iii) the tenth anniversary of the effective date of the 2010 Plan; however, no further grants or equity awards will be made under the 2010 Plan. Under the 2010 Plan, the compensation committee of our board of directors has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant. At March 31, 2016, the Company had outstanding under the 2010 Plan 323,054 non-qualified stock options, with a weighted average exercise price of $5.39.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.	Financial Statements: Included herein at pages 53 through 87

2.
Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this annual report.

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

Certain of the agreements included as exhibits to this annual report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in such agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.

The registrant acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this annual report not misleading.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 31, 2016	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer, Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
May 31, 2016	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 31, 2016	Chief Financial Officer, Senior Vice President, Finance and Secretary	By:	/s/ Jay Peterson
	(Principal Financial and Accounting Officer)		Jay Peterson

May 31, 2016	Chairman of the Board	By:	/s/ Charles A. Sorrentino
Charles A. Sorrentino

May 31, 2016	Director	By:	/s/ Marcus J. George
Marcus J. George

May 31, 2016	Director	By:	/s/ Richard E. Goodrich
Richard E. Goodrich

May 31, 2016	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

May 31, 2016	Director	By:	/s/ John T. Nesser III
John T. Nesser III

May 31, 2016	Director	By:	/s/ Michael W. Press
Michael W. Press

May 31, 2016	Director	By:	/s/ Stephen A. Snider
Stephen A. Snider

EXHIBIT INDEX

Exhibit Number	Description

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

10.1
Amended and Restated Credit Agreement, dated as of April 19, 2013, among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch as administrative agents, and the other financial institutions and entities party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 23, 2013)

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2014, among Thermon Industries, Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the other financial institutions and entities party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 16, 2014)

10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of August 26, 2015, by and among Thermon Industries Inc. and Thermon Canada Inc., as borrowers, the other credit parties named therein, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A. Toronto Branch, as administrative agents, and the other financial institutions and entities party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on November 5, 2015)

10.4
Guaranty and Security Agreement, dated as of August 7, 2012, among Thermon Industries, Inc., as borrower, the other grantors named therein and JPMorgan Chase Bank, N.A., as US agent (incorporated by reference to Exhibit 10.2 to the registrants Annual Report on Form 10-K filed on June 10, 2013)

10.5
Guarantee and Security Agreement, dated as of August 7, 2012, between Thermon Canada Inc., as borrower, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent (incorporated by reference to Exhibit 10.3 to the registrants Annual Report on Form 10-K filed on June 10, 2013)

10.6
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.7
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (File No. 333-172007 filed on April 1, 2011)

10.8
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.9
Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)*

10.10
Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)*

10.11
Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)*

10.12	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)*

10.13
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)*

Exhibit Number	Description

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

10.16
Form of Non-Employee Director Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011)*

10.17
Third Amended and Restated Employment Agreement, effective as of April 27, 2015 between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 28, 2015)*

10.18
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

10.24
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.25
Form of Employee Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2012)*

10.26	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)*

10.27
Form of Performance Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)*

10.28
Form of Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)*

10.29
Employment Agreement, effective as of April 1, 2016, between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 13, 2016)*

10.30	Form of Employee Adjusted EBITDA Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan*

10.31	Form of Employee RTSR Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan*

10.32	Form of Employee Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (effective as of fiscal 2017)*

21.1	Subsidiaries of Thermon Group Holdings, Inc.

Exhibit Number	Description

23.1	Consent of KPMG LLP

23.2	Consent of Alvarez & Marsal Private Equity Performance Improvement Group, LLC

31.1	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jay Peterson, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jay Peterson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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