Form 10-Q
period 2016-06-30
Thermon Group Holdings, Inc.
filed 2016-08-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 32,257,939 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2016

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,558	$84,570
Accounts receivable, net of allowance for doubtful accounts of $609 and $656 as of June 30, 2016 and March 31, 2016, respectively	57,151	58,493
Inventories, net	41,100	40,645
Costs and estimated earnings in excess of billings on uncompleted contracts	9,274	7,605
Prepaid expenses and other current assets	11,111	8,231
Income Tax Receivable	209	209
Total current assets	191,403	199,753
Property, plant and equipment, net	41,983	41,617
Goodwill	124,613	121,510
Intangible assets, net	96,052	103,998
Long term deferred income taxes	2,600	1,476
Other long term assets	320	323
Total assets	$456,971	$468,677
Liabilities
Current liabilities:
Accounts payable	$14,824	$19,458
Accrued liabilities	13,396	18,238
Current portion of long term debt	15,188	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	4,352	3,438
Income taxes payable	1,356	2,937
Total current liabilities	49,116	57,571
Long-term debt, net of current maturities and deferred debt issuance costs of $793 and $888 as of June 30, 2016 and March 31, 2016, respectively	75,144	80,112
Deferred income taxes	27,571	29,114
Other non-current liabilities	3,257	3,179
Total liabilities	155,088	169,976
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,240,876 and 32,222,720 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	217,552	216,701
Accumulated other comprehensive loss	(44,882)	(44,569)
Retained earnings	124,784	122,258
Total Thermon Group Holdings, Inc. shareholders' equity	297,486	294,422
Non-controlling interests	4,397	4,279
Total equity	301,883	298,701
Total liabilities and equity	$456,971	$468,677
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Sales	$63,396	$65,223
Cost of sales	37,282	34,486
Gross profit	26,114	30,737
Operating expenses:
Marketing, general and administrative and engineering	19,108	19,849
Amortization of intangible assets	2,816	2,816
Income from operations	4,190	8,072
Other income/(expenses):
Interest income	106	107
Interest expense	(914)	(1,018)
Other income (expense)	277	(168)
Income before provision for income taxes	3,659	6,993
Income tax expense	1,015	2,467
Net income	$2,644	$4,526
Income attributable to non-controlling interests	118	97
Net income available to Thermon Group Holdings, Inc.	$2,526	$4,429
Comprehensive income:
Net income available to Thermon Group Holdings, Inc.	$2,526	$4,429
Foreign currency translation adjustment	(182)	2,396
Derivative valuation, net of tax	(131)	102
Comprehensive income	$2,213	$6,927
Net Income per common share:
Basic	$0.08	$0.14
Diluted	0.08	0.14
Weighted-average shares used in computing net income per common share:
Basic	32,232,340	32,103,274
Diluted	32,694,235	32,492,004

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Operating activities
Net income	$2,644	$4,526
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,230	4,012
Amortization of deferred debt issuance costs	102	109
Stock compensation expense	906	875
Deferred income taxes	(833)	(592)
Other	(108)	(254)
Changes in operating assets and liabilities:
Accounts receivable	1,334	7,206
Inventories	(411)	(1,370)
Costs and estimated earnings in excess of billings on uncompleted contracts	(766)	993
Other current and noncurrent assets	(2,787)	(1,036)
Accounts payable	(4,557)	(1,457)
Accrued liabilities and noncurrent liabilities	(4,312)	(5,297)
Income taxes payable and receivable	(2,476)	(3,736)
Net cash provided by (used in) operating activities	(7,034)	3,979
Investing activities
Purchases of property, plant and equipment	(2,009)	(3,783)
Sale of rental equipment at net book value	20	—
Proceeds from sale of property, plant and equipment	441	—
Cash paid for acquisitions (net of cash acquired)	—	(10,956)
Net cash used in investing activities	(1,548)	(14,739)
Financing activities
Payments on long term debt	(3,375)	(3,375)
Proceeds from exercise of stock options	67	64
Repurchase of employee stock units on vesting	(122)	(708)
Lease financing	(68)	(52)
Net cash used in financing activities	(3,498)	(4,071)
Effect of exchange rate changes on cash and cash equivalents	68	420
Change in cash and cash equivalents	(12,012)	(14,411)
Cash and cash equivalents at beginning of period	84,570	93,774
Cash and cash equivalents at end of period	$72,558	$79,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered thermal solutions for process industries. Our thermal solutions, also referred to as heat tracing, provide an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. As a manufacturer, we provide a suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. In addition to our thermal solution offerings, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2016. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2016 and March 31, 2016, and the results of our operations for the three months ended June 30, 2016 and 2015.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2016, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2017.

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

Stock Compensation - In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09 "Compensation-Stock Compensation" (Topic 718), which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will no longer be separately classified as a financing activity and will be included as an operating activity on the consolidated statements of cash flows. The guidance allows for an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

Interest- In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-3 "Interest-Imputation of Interest" (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in financial statements and specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the associated face amount of the note. The guidance does not change the current guidance related to the recognition and measurement of debt issuance costs. The amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for years and interim periods within those fiscal years beginning after December 15, 2015. The new guidance shall be applied to all prior periods retrospectively. We adopted this standard as of March 31, 2016 and, effective upon such adoption, deferred debt issuance costs associated with our term loan are offset against, and reduce, our long term debt obligation. The adoption of this guidance has had no impact on the presentation of our condensed consolidated statements of operations.

Interest- In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-15 "Imputation of Interest" (Subtopic 835-30). The guidance clarified the treatment of the presentation of debt issuance costs associated with a revolving line of credit. Under the guidance these costs can continue to be reported as an asset. As there were no changes to the pre-existing guidance the standard is considered to be effective immediately and had no impact on our condensed consolidated financial statements. Upon the adoption of this standard, deferred debt issuance costs associated with our revolving credit facility are reported as other long term assets in the condensed consolidated balance sheets.

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

Business Combinations- In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16 "Simplifying the Accounting for Measurement-Period Adjustments" (Topic 805). Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified in the reporting period in which the adjustments amounts are determined. Companies are required to disclose the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. The new guidance is to be applied prospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard in September 2015. During the three months ended June 30, 2016, we adjusted our provisional estimates of goodwill and other intangible assets related to our IPI acquisition. See Note 5. Acquisitions, Goodwill and Other Intangible Assets.

Income Taxes- In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17 "Income Taxes" (Topic 740), which requires an entity to present all deferred income tax assets and liabilities as noncurrent. Under the previous guidance, an entity had to classify deferred income tax assets and liabilities into current and noncurrent based on the classification of the related asset or liability. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. In the year of adoption, the guidance can be applied either prospectively or retrospectively. We adopted this standard as of March 31, 2016. The adoption of this guidance did not have an impact on our condensed consolidated statements of operations or condensed consolidated statement of cash flows.

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

Leases - In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02 "Leases" (Topic 842), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the requirements of the standard and have not yet determined its impact on our condensed consolidated financial statements.

Financial Instruments- In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13 "Financial Instruments-Credit Losses" (Topic 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate this will have a material impact to our condensed consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2016 and March 31, 2016, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	June 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$91,125	$91,125	$94,500	$94,500	Level 2 - Market Approach

At June 30, 2016 and March 31, 2016, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are intended to be offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2016 and March 31, 2016, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2016	March 31, 2016
Russian Ruble	$2,049	$1,237
Euro	2,429	4,224
Canadian Dollar	430	534
South Korean Won	3,496	3,050
Mexican Peso	843	837
Australian Dollar	1,141	1,042
Chinese Renminbi	502	334
Brazilian Real	302	336
South African Rand	178	317
Total notional amounts	$11,370	$11,911
The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2016		March 31, 2016
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$54	$2	$5	$25
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $130 and $419 for the three months ended June 30, 2016 and 2015, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2016 and 2015, our net foreign currency losses were $32 and $161, respectively. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income and expense, within our condensed consolidated statements of operations.
Interest Rate Swaps
The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreements, we pay a fixed amount and receive or make payments based on a variable rate. The Company designated the interest rate swap contracts as cash flow hedges pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counterparty creditworthiness. At each reporting period our interest rate swap contracts are adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2016 and March 31, 2016, the fair values of the interest rate swap contracts were unrealized losses of $1,390 and $1,178, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income (loss) to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contracts and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contracts are deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. During the three months ended June 30, 2016, our interest rate on outstanding principal amounts was fixed at approximately 3.18%. During the three months ended December 31, 2015, the Company entered into a second interest rate swap contract to hedge interest payments on the previously unhedged portion of principal on its variable rate secured term loan where the Company previously had interest rate exposure. As of June 30, 2016, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(1,269)	$(444)	$(825)	$(746)	$(261)	$(485)
Add: loss from change in fair value of cash flow hedge	(369)	(129)	(240)	(106)	(37)	(69)
Less: loss reclassified into earnings from effective hedge	(157)	(55)	(102)	(252)	(88)	(164)
Less: ineffective portion of hedge transferred into earnings	(11)	(4)	(7)	(11)	(4)	(7)
Unrealized loss at end of the period	$(1,470)	$(514)	$(956)	$(589)	$(206)	$(383)

Transfers out of accumulated other comprehensive loss
During the three ended June 30, 2016 and 2015, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding tables, which were recorded within interest expense in our statements of operations and comprehensive income.

3. Net Income per Common Share
Basic net income per common share is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method.  With regard to the performance stock units, we assumed that the target number of shares would be issued within the calculation of diluted net income per common share.
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three months ended June 30, 2016 and 2015, respectively, are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$2,526	$4,429
Weighted-average common shares outstanding	32,232,340	32,103,274
Basic net income per common share	$0.08	$0.14

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$2,526	$4,429
Weighted-average common shares outstanding	32,232,340	32,103,274
Common share equivalents:
Stock options	227,134	253,895
Restricted and performance stock units	234,761	134,835
Weighted average shares outstanding – dilutive (1)	32,694,235	32,492,004
Diluted net income per common share	$0.08	$0.14
(1) For the three months ended June 30, 2016 and 2015, 47,706 and 69,613 equity awards were not included in the calculation of diluted net income per common share, respectively, as they would have an anti-dilutive effect.
4. Inventories
Inventories consisted of the following:

	June 30, 2016	March 31, 2016
Raw materials	$14,348	$13,322
Work in process	2,021	3,065
Finished goods	26,123	25,545
	42,492	41,932
Valuation reserves	(1,392)	(1,287)
Inventories, net	$41,100	$40,645

5. Acquisitions, Goodwill and Other Intangible Assets

Industrial Process Insulators ("IPI") Transaction

On July 31, 2015, a wholly owned indirect subsidiary of the Company acquired 100% of the capital stock of Industrial Process Insulators ("IPI") for $21,750, subject to a customary working capital adjustment. The results of IPI's operations have been included in the consolidated financial statements since that date. IPI is an insulation contractor serving the refining, petrochemical, power and energy, marine and pulp and paper industries in the United States, with a significant presence in the Texas and Louisiana Gulf Coast region. Prior to the acquisition, IPI was formerly a customer and subcontractor to the Company for the past 17 years and some members of IPI's senior management team are former company employees. The acquisition is expected to enhance our turn-key product offerings and strengthen our presence and relationships in the Gulf Coast region as IPI serves many of the same end-markets as those served by our core thermal solutions business. We recognized $13,422 in goodwill associated with the IPI acquisition.

Consideration to or on behalf of sellers at close	$21,750
Fair value of total consideration transferred	$21,750

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Cash	$1,526
Accounts receivable	3,723
Inventories	474
Other current assets	204
Property, plant and equipment	119
Identifiable intangible assets	8,756
Goodwill	13,422
Total assets	28,224
Liabilities assumed:
Current liabilities	2,203
Uncertain tax position liability	1,119
Noncurrent deferred tax liability	3,152
Total liabilities	6,474
Total consideration	$21,750

The fair value of accounts receivable represents IPI's gross outstanding receivables as of the acquisition date, all of which were fully collected.

Our identifiable intangible assets at June 30, 2016 and March 31, 2016 that were related to the IPI transaction consisted of the following:

	Amortization period	Gross Carrying Amount at June 30, 2016	Accumulated Amortization	Net Carrying Amount at June 30, 2016	Gross Carrying Amount March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016

Customer relationships	8 years	$5,692	$652	$5,040	$10,720	$715	$10,005
Trademark	8 years	1,820	209	1,611	1,820	152	1,668
Non-compete agreement	3 years	807	246	561	$807	$179	$628
Total		$8,319	$1,107	$7,212	$13,347	$1,046	$12,301

The weighted average useful life of acquired finite lived intangible assets related to the IPI transaction is 7.2 years.

During the three months ended June 30, 2016, we finalized our provisional purchase accounting for the IPI transaction. The table below summarizes our provisional estimates of the fair value of assets and liabilities assumed as well as the final fair value of assets and liabilities assumed:

	Provisional Fair Value	Final Fair Value
Customer relationships	$10,720	$5,692
Goodwill	10,204	13,422
Noncurrent deferred tax liability	4,962	3,152

We determined the useful lives of our customer relationships were 8 years, where we originally estimated the useful life to be 10 years. As a result of the change in the estimated fair value and useful life of our customer relationships, we recorded a cumulative reduction of amortization of intangible asset expense of $330 during the three months ended June 30, 2016.

At June 30, 2016, approximately $4,005 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Sumac Transaction

On April 1, 2015, Thermon Canada, Inc. ("TCI"), a wholly owned indirect subsidiary of the Company, acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for $10,956, (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) in cash, plus a non-interest bearing note ("performance based note") with a principal amount of $5,905 (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7,500 Canadian Dollars, subject to the achievement of certain performance metrics during the 12 month period ended April 1, 2016. During the three months ended June 30, 2016, we paid Sumac's principals $5,805 to satisfy all of the Company's obligations under the performance based note.

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

Consideration to or on behalf of sellers at close	$10,956
Fair value of total consideration transferred	$10,956

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,693
Inventories	1,299
Other current assets	33
Property, plant and equipment	1,316
Identifiable intangible assets	3,085
Goodwill	7,992
Deferred tax asset	111
Total assets	15,529
Liabilities assumed:
Current liabilities	935
Total liabilities	935
Non-controlling interests	3,638
Total consideration	$10,956

The fair value of accounts receivable represents Sumac's gross outstanding receivables as of the acquisition date all of which were fully collected.

Our identifiable intangible assets at June 30, 2016 and March 31, 2016 that were related to the Sumac transaction consisted of the following:

	Amortization period	Gross Carrying Amount at June 30, 2016	Accumulated Amortization	Net Carrying Amount at June 30, 2016	Gross Carrying Amount March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016

Customer relationships	4 years	2,626	821	1,805	2,612	653	1,959
Non-compete agreement	2 years	195	121	74	194	97	97
Total		$2,821	$942	$1,879	$2,806	$750	$2,056

The weighted average useful life of acquired finite lived intangible assets related to Sumac transaction is 3.6 years.

At June 30, 2016, approximately $1,103 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.
Our total other intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2016	Accumulated Amortization	Net Carrying Amount at June 30, 2016	Gross Carrying Amount March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016
Trademarks	$45,160	$305	$44,855	$45,234	$237	$44,997
Developed technology	9,933	3,111	6,822	9,950	2,988	6,962
Customer relationships	100,634	57,341	43,293	105,720	54,913	50,807
Certification	448	—	448	449	—	449
Other	2,632	1,998	634	2,631	1,848	783
Total	$158,807	$62,755	$96,052	$163,984	$59,986	$103,998

Goodwill
The carrying amount of goodwill by operating segment as of June 30, 2016 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2016	$48,971	$44,488	$19,427	$8,624	$121,510
Adjustments to purchase price allocation	3,218	—	—	—	3,218
Foreign currency translation impact	—	241	(356)	—	(115)
Balance as of June 30, 2016	$52,189	$44,729	$19,071	$8,624	$124,613
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In addition to the qualitative analysis, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. The Sumac transaction was structured as an asset purchase and we expect that the $7,836 in goodwill associated with that transaction will be partially deductible for tax purposes in Canada. All other goodwill at June 30, 2016 is not deductible for tax purposes.

During the year ended March 31, 2016, revenue from our organic Canadian operations (excluding our Sumac acquisition) decreased by approximately 54% as compared to the year ended March 31, 2015. During the three months ended June 30, 2016, we experienced a further revenue decline of 19% as compared to the three months ended June 30, 2015. We consider the recent decline in our Canadian business, which management believes is attributable to lower oil prices and the reduction of capital investments in the Canadian oil sands region, to be an indicator of potential asset impairments in our

Canadian reporting unit. The goodwill balance in the Canadian reporting unit at June 30, 2016 is $36,892 and the net intangible assets are $25,371. As of June 30, 2016, we determined it was more likely than not that there is no impairment of goodwill or other intangible assets. We will continue to monitor our Canadian reporting unit's goodwill and other intangible asset valuations and test for potential impairments until the overall market conditions in such region improve. Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions in Canada, especially in energy markets, could indicate a need to reevaluate the fair value of our Canadian reporting unit and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our Canadian reporting unit in future periods.
6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2016	March 31, 2016
Accrued employee compensation and related expenses	$8,173	$6,906
Accrued employee compensation related to acquisition	—	5,775
Customer prepayment	207	200
Warranty reserve	374	460
Professional fees	1,276	1,088
Sales tax payable	857	1,358
Other	2,509	2,451
Total accrued current liabilities	$13,396	$18,238
7. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,442 at June 30, 2016). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at June 30, 2016 or March 31, 2016.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,183 at June 30, 2016). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at June 30, 2016 or March 31, 2016.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $242 at June 30, 2016). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at June 30, 2016 or March 31, 2016.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $438 at June 30, 2016).  No amounts were outstanding under this facility at June 30, 2016 or March 31, 2016.
Under the Company’s senior secured revolving credit facility described below in Note 8, “Long-Term Debt,” there were no outstanding borrowings at June 30, 2016 or March 31, 2016.

8. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2016	March 31, 2016
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $793 and $888 as of June 30, 2016 and March 31, 2016, respectively	$90,332	$93,612
Less current portion	(15,188)	(13,500)
Total long-term debt	$75,144	$80,112

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
At June 30, 2016, we had no outstanding borrowings under our senior secured revolving credit facility. The interest rate on outstanding borrowings as of June 30, 2016 was 2.50%. As of June 30, 2016, we had $59,022 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances, borrowings and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of June 30, 2016, our interest rate was 2.50%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due in April 2019.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts was fixed at approximately 3.18% during the three months ended June 30, 2016. As of June 30, 2016, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of June 30, 2016, we were in compliance with all financial covenants of the credit facility.

9. Related-Party Transactions

In connection with the Sumac transaction, one of the former principals retained 25% of the ownership of the Sumac business unit. He is also serving as the general manager of the Sumac business unit as an employee of Thermon. During the three months ended June 30, 2016, he, along with the two other former principals of Sumac, was paid $5,805 in the aggregate related to the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.
10. Commitments and Contingencies
At June 30, 2016, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $9,641. Of this amount, $1,434 is secured by cash deposits at the Company’s financial institutions and an additional $978 represents a reduction of the available amount of the Company's short and long term revolving lines of credit.  Included in prepaid expenses and other current assets at June 30, 2016 and March 31, 2016 was approximately $1,434 and $1,408, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $5,369 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2016, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
11. Stock-Based Compensation Expense
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
At June 30, 2016, there were 418,806 options outstanding. For the three months ended June 30, 2016 and 2015, stock compensation expense was $906 and $875, respectively.
During the three months ended June 30, 2016, 121,520 restricted stock units were issued to our employees. The aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates was $2,255 for the three months ended June 30, 2016. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock unit's grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $385. During the three months ended June 30, 2016, 5,460 of fully vested common shares were issued to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $96 for the three months ended June 30, 2016. The fair value of the awards will be expensed on each grant date.

During the three months ended June 30, 2016, a target amount of 15,141 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $300. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2019, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2019. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 30,282 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the three months ended June 30, 2016, a target amount of 32,345 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2019. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant was $600. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 64,690, in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

12. Income Taxes
For the three month periods ended June 30, 2016 and 2015, the Company recorded tax expense of $1,015 on pre-tax income of $3,659 and tax expense of $2,467 on pre-tax income of $6,993, respectively. During the three months ended June 30, 2015, the Company accrued an additional deferred tax liability of $455 due to an increase in the provincial tax rate in Alberta, Canada. Our anticipated annual effective tax rate before discrete events is approximately 27.6% and has been applied to our consolidated pre-tax income for the three months ended June 30, 2016. For the three months ended June 30, 2015, our tax provision reflected an annual effective tax rate before discrete events of 28.5%.
We have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of the adoption of a permanent reinvestment position, we do not accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ending March 31, 2017 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates, after accounting for certain permanent differences, such as nondeductible compensation expenses.
As of June 30, 2016, we have established a long-term liability for uncertain tax positions in the amount of $674, all of which is related to the IPI acquisition. During the three months ended June 30, 2016, the Company recognized related accrued interest and penalties of $14 as income tax expense related to our current uncertain tax positions.

As of June 30, 2016, the tax years for fiscal 2012 through fiscal 2016 remain open to examination by the major taxing jurisdictions to which we are subject.
13. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: the United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction ("EPC") companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Over the last 17 months, we acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As our operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Sales to External Customers:
United States	$30,154	$28,498
Canada	10,109	13,070
Europe	13,763	16,351
Asia	9,370	7,304
	$63,396	$65,223
Inter-Segment Sales:
United States	$10,639	$11,555
Canada	589	796
Europe	601	369
Asia	128	100
	$11,957	$12,820
Depreciation Expense:
United States	$861	$674
Canada	452	342
Europe	69	58
Asia	32	42
	$1,414	$1,116
Amortization Expense:
United States	$1,314	$1,258
Canada	901	1,009
Europe	335	363
Asia	266	266
	$2,816	$2,896
Income from operations:
United States	$39	$4,222
Canada (a)	1,733	1,330
Europe	1,651	2,385
Asia	2,044	1,324
Unallocated:
Stock compensation	(906)	(875)
Public company costs	(371)	(314)
	$4,190	$8,072

	June 30, 2016	March 31, 2016
Property, plant and equipment, net:
United States	$34,439	$34,528
Canada	4,299	3,754
Europe	2,698	2,769
Asia	547	566
	$41,983	$41,617
Total Assets:
United States	$195,389	$196,400
Canada	138,062	145,301
Europe	72,516	76,754
Asia	51,004	50,222
	$456,971	$468,677
(a) During the three months ended June 30, 2015, the Canadian segment's operating income was negatively impacted by $1,376 due to acquisition related contingent consideration accounted for as compensation. As part of the Sumac transaction, we issued the sellers a $5,905 non-interest bearing note that matured on April 1, 2016. The terms of the performance-based note assume the continued employment of Sumac's principals, and as a result, the performance note payment is accounted for as compensation expense. The performance note was settled during the three months ended June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2016 and 2015 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2016 and 2015 as YTD 2017 and YTD 2016, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (ix) a material disruption at any of our manufacturing facilities; (x) our dependence on subcontractors and suppliers; (xi) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xii) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xiii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xiv) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be true.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For more than 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2017 and YTD 2016, approximately 52% and 56% of our revenues were generated outside of the United States, respectively. Over the last 17 months, we have acquired three companies, Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI") that offer complementary products and services to our core thermal solution offerings. We are actively pursuing strategic opportunities to further expand our product and service offerings through strategic acquisitions.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2016 was $95.4 million as compared to $81.2 million at March 31, 2016. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 31, 2016 and elsewhere in this quarterly report and those described below:

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

•
Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in the capital spending for new facilities in Canada, Eastern Europe and the Middle East. During fiscal year 2016, we experienced a 54% year-over-year revenue decline in our organic Canadian operations (excluding revenue contributed from the acquired Sumac business), where the decline in the price of oil resulted in the postponement or suspension of a number of significant upstream exploration and production projects. In YTD 2017, our organic Canadian operations experienced a further revenue decline of 19% as compared to YTD 2016. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

•
Acquisition strategy. Recently, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve.

◦
On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp located in Cape Town, South Africa. Prior to the acquisition, Unitemp was a distributor of Thermon's thermal solutions for the South African market. In addition, Unitemp offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended June 30,
	2016	2015
Greenfield	43%	38%
MRO/UE	57%	62%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. With the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2017 and YTD 2016, MRO/UE sales comprised approximately 57% and 62% of our consolidated revenues, respectively.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Organic Canadian operations.  During the year ended March 31, 2016, revenue from our organic Canadian operations (excluding our recent Sumac acquisition) decreased by approximately 54% compared to the year ended March 31, 2015. During the three months ended June 30, 2016, we experienced a further revenue decline of 19% as compared to the three months ended June 30, 2015. Lower crude oil prices have had a significant adverse impact on capital spending, particularly in the Canadian oil sands region, which in turn resulted in the recent decline in revenue in Canada. We believe that the recent revenue decline in our Canadian reporting unit is cyclical in nature and that our long term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our Canadian operations.
We consider the recent decline in our Canadian business to be an indicator of potential asset impairments in our Canadian reporting unit. The goodwill balance in the Canadian reporting unit at June 30, 2016 is $36.9 million and the net intangible assets are $25.4 million. As of June 30, 2016, we determined it was more likely than not that there is no impairment of goodwill or other intangible assets. We will continue to monitor our Canadian reporting unit's goodwill and other intangible asset valuations and test for potential impairments until the overall market conditions in the region improve.
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
Recent Developments-Sumac operations and fire in Fort McMurray, Alberta, Canada. Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning on May 3, 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. None of Thermon's personnel located in Fort McMurray were injured nor were our facilities damaged. However, the entire city of Fort McMurray, including all of our staff, was evacuated beginning May 4, 2016 through the first week of June. We incurred approximately $21 thousand for temporary relocation of our employees as well as business interruption costs that are potentially material. We are in the process of negotiating these costs with our insurance company, which may not be covered fully by insurance that we have in place. As a result of the crisis in Fort McMurray, many of the nearby oil sands region facilities ceased operations due to the evacuation of personnel. These shut downs may also adversely impact Thermon's core thermal solutions business in the near term.

Results of Operations (Three-month periods ended June 30, 2016 and 2015)
The following table sets forth our consolidated statements of operations data for the three months ended June 30, 2016 and 2015 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/ (Decrease)
	(dollars in thousands)
	2016	2015	$	%
Consolidated Statements of Operations Data:
Sales	$63,396	$65,223	$(1,827)	(3)%
Cost of sales	37,282	34,486	2,796	8%
Gross profit	$26,114	$30,737	$(4,623)	(15)%
Gross margin %	41.2%	47.1%
Operating expenses:
Marketing, general and administrative and engineering	$18,202	$17,598	$604	3%
Acquisition related contingent consideration accounted for as compensation (1)	—	1,376	(1,376)	(100)%
Stock compensation expense	906	875	31	4%
Amortization of intangible assets	2,816	2,816	—	—%
Income from operations	$4,190	$8,072	$(3,882)	(48)%
Interest expense, net:
Interest income	106	107	(1)	(1)%
Interest expense	(812)	(909)	97	(11)%
Amortization of debt costs	(102)	(109)	7	(6)%
Interest expense, net	(808)	(911)	103	(11)%
Other income and (expense)	277	(168)	445	(265)%
Income before provision for income taxes	$3,659	$6,993	$(3,334)	(48)%
Income tax expense	1,015	2,467	(1,452)	(59)%
Net income	$2,644	$4,526	$(1,882)	(42)%
Income attributable to non-controlling interests (2)	118	97	$21	22%
Net income available to Thermon Group Holdings, Inc.	$2,526	$4,429	$(1,903)	(43)%
(1) As part of the Sumac transaction, we issued the sellers a $5.9 million non-interest bearing note ("performance-based note") that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7.5 million Canadian dollars subject to the achievement of certain performance metrics during the twelve month period ended April 1, 2016. The terms of the performance-based note included continued employment by Sumac's principals. This employment obligation results in the estimated payout being accounted for as compensation expense. During the three months ended June 30, 2016, we paid $5.8 million to settle the performance-based note.
(2) Income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Three Months Ended June 30, 2016 (“YTD 2017”) Compared to the Three Months Ended June 30, 2015 (“YTD 2016”)
Revenues. Revenues for YTD 2017 were $63.4 million, compared to $65.2 million for YTD 2016, a decrease of $1.8 million or 3%. YTD 2017 includes $5.5 million of revenue contributed by our IPI business, which we did not purchase until July 31, 2015 and was therefore not included in YTD 2016. Revenues from our organic operations declined $7.3 million or 11%. Our revenues were negatively impacted by $0.7 million in comparative foreign currency translations. During YTD 2017 and YTD 2016, MRO/UE revenue represented 57% and 62% of total revenues, respectively, and Greenfield revenue represented 43% and 38% of total revenues, respectively.

In YTD 2017, revenue grew in our United States and Asia segments and declined in our Canada and Europe segments. YTD 2017 revenue in the United States grew by $1.7 million or 6%. The revenue increase in the United States is attributable to our IPI acquisition which was offset in part by a decline of our organic revenue of $3.8 million. While demand in the U.S. gulf coast region remains strong, particularly in the downstream petroleum, chemical and power markets, YTD 2016 was a strong comparable quarter. YTD 2017 revenues in our Asia segment increased $2.1 million or 28%, due to increased Greenfield and upgrade and expansion activity. YTD 2017 revenues in Canada declined $3.0 million or 23%. Canadian revenues continue to be impacted by the low crude oil prices, which has resulted in the postponement or suspension of upstream exploration and production projects, particularly in the Canadian oil sands region, where the cost to extract oil is high. We believe our Canadian YTD 2017 revenues were also negatively impacted by the wild fires in the Canadian oil sands region which led to the evacuation of Fort McMurray, the location of our Sumac business, and the shut-down of our Fort McMurray operations for four weeks in YTD 2017 (as disclosed above under "Recent Developments"). In Europe, YTD 2016, revenue declined $2.6 million or 16%, mostly due to a strong comparable quarter in YTD 2016 as well as softer demand in Western Europe as we have experienced some project delays.
Gross profit and margin. Gross profit totaled $26.1 million in YTD 2017, compared to $30.7 million in YTD 2016, a decrease of $4.6 million or 15%. The decline in gross profit is partly due to the decline in revenue, but primarily attributable to our decline in our gross margins which were 41.2% and 47.1% in YTD 2017 and YTD 2016, respectively. Our YTD 2016 gross margins were within our historical range of 45%-50%, whereas our YTD 2017 gross margins were below this range. YTD 2017 gross margins were negatively impacted by pricing pressure on Greenfield projects, as well as upgrade and expansion ("UE") projects. The higher percentage of Greenfield and UE revenue in YTD 2017 as compared to YTD 2016 resulted in lower overall margins. On a geographic basis, we are experiencing a shift in our business with revenue strengthening in the Eastern Hemisphere where we have historically experienced competitive pricing pressure. Additionally, margins from our recently acquired IPI business lowered overall margins by approximately 2%.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $18.2 million in YTD 2017, compared to $17.6 million in YTD 2016, an increase of $0.6 million or 3%. As a percentage of total revenue, marketing, general and administrative and engineering costs were 28.7% and 27.0% in YTD 2017 and YTD 2016, respectively. In YTD 2017, $0.6 million of marketing, general and administrative and engineering costs were due to ongoing expenses of our IPI business, which we did not own in YTD 2016. Excluding the IPI acquisition, our marketing, general and administrative costs were generally flat in YTD 2017 as compared to YTD 2016.
Acquisition related contingent consideration accounted for as compensation. During YTD 2016, we recorded $1.4 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note. Since the performance based note required continued employment by Sumac's principals, the estimated cost was expensed as compensation. The performance period of the note ended March 31, 2016, and as such we did not incur any additional expense in YTD 2017. See Note 5. "Acquisitions, Goodwill and Other Intangible Assets" to our unaudited consolidated financial statements included elsewhere in the quarterly report for further discussion.
Stock compensation expense. Stock compensation expense was $0.9 million in both YTD 2017 and YTD 2016. We expect our YTD 2017 stock compensation to remain comparable to YTD 2016 for the remainder of the fiscal year.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million in both YTD 2017 and YTD 2016. During YTD 2017, we finalized the provisional purchase price accounting for IPI and determined that the fair value of the customer relationships was less than originally estimated. As a result of the reduction of the fair value of the customer relationships, our amortization of intangible assets was reduced by $0.3 million during YTD 2017.
Interest expense. Interest expense, net, was $0.8 million in YTD 2017, compared to $0.9 million in YTD 2016, a decrease of $0.1 million. Interest expense on outstanding principal decreased $0.1 million in YTD 2017 as compared to YTD 2016. The decrease is attributed to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility. Based on the terms of our interest rate swaps, we anticipate our interest rate on outstanding principal payments will be approximately 3.2% through March 2017. We have hedged 100% of future interest payments on our senior secured credit facility through maturity in April 2019.
Other income and expense. Other income was $0.3 million in YTD 2017 compared to other expense of $0.2 million in YTD 2016, a comparative improvement of $0.5 million. In YTD 2017, we experienced a gain of $0.3 million from a sale of land which we were not utilizing. In YTD 2016, other expense was primarily attributable to losses on our foreign currency transactions. We incur foreign exchange gains and losses on the settlement of our intercompany transactions. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3., “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  Income tax expense was $1.0 million in YTD 2017 on pre-tax income of $3.7 million compared to an income tax expense of $2.5 million in YTD 2016 on pre-tax net income of $7.0 million, a decrease of $1.5 million. Our effective tax rate after discrete events was 27.7% and 35.3% in YTD 2017 and YTD 2016, respectively. In YTD 2016, the provincial tax rate in Alberta, Canada increased, which resulted in incremental income tax expense of $0.5 million. Our income tax rate before discrete events was 27.6% and 28.5%.
Our anticipated annual effective tax rate of approximately 27.6% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for YTD 2017. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 12, “Income Taxes,” to our unaudited consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income. Net income available to the Company, after non-controlling interest, was $2.5 million in YTD 2017, compared to $4.4 million in YTD 2016, a decrease of $1.9 million. Our gross profit in YTD 2017 decreased $4.6 million due to reduced revenue and a reduced gross margin percentage. We also experienced an increase in marketing, general and administrative and engineering expenses in YTD 2017 of $0.6 million, primarily due to the IPI acquisition. These expenses were offset in part by a decrease in income tax expense of $1.5 million due to reduced pre-tax income. Interest expense, net decreased $0.1 million due to scheduled principal reductions. Other income was a comparative improvement of $0.5 million due to the disposition of land and reduced losses on foreign currency transactions. In YTD 2016, we incurred $1.4 million of acquisition related contingent consideration related to Sumac's $5.9 million performance based note. In both periods, income attributable to non-controlling interests was $0.1 million.
Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2016 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$91,125	$15,188	$75,937	$—	$—
Interest payments on variable rate term loan(2)	6,324	2,679	3,645	—	—
Operating lease obligations(3)	7,856	2,496	2,914	1,506	940
Information technology services agreements(4)	1,726	1,208	518	—	—
Total	$107,031	$21,571	$83,014	$1,506	$940
__________________________________

(1)
    Consists of monthly scheduled principal payments under our credit facility of $1.1 million through March 31, 2017; increasing in April 2017 to $1.7 million through maturity with a lump-sum payment of $40.5 million due in April 2019.

(2)     Consists of estimated future term loan interest payments whose interest rate is dictated by the terms of our two interest rate swap contracts. Based on our current interest rate as of June 30, 2016, we expect our interest rate will range from 3.19% to 3.81% throughout the remaining life of the credit facility.
(3)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.
(4)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2016, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At June 30, 2016, we had in place standby letters of credit, bank guarantees and performance bonds totaling $9.6 million to support our various customer contracts. Our Indian subsidiary also has $5.4 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At June 30, 2016, we had $72.6 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $9.6 million, or 13%, of these amounts were held in domestic accounts with various institutions and approximately $63.0 million, or 87%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 8, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured debt, which is hereby incorporated by reference into this Item 2. At June 30, 2016, we had no outstanding borrowings under our revolving credit facility and $59.0 million of available capacity thereunder, after taking into account the borrowing base, outstanding loan advances, and borrowings and letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2016, we had $91.1 million of outstanding principal on our variable rate term loan. The credit agreement, as amended by the first and second amendments, requires monthly principal payments of $1.1 million through March 31, 2017. Thereafter, monthly principal payments increase to $1.7 million through the remaining term of the loan with a lump-sum payment of $40.5 million due at maturity in April 2019.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of our interest rate swaps, our interest rate on outstanding principal amounts was fixed at approximately 3.18% during the three months ended June 30, 2016. As of June 30, 2016, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019.
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
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of most foreign earnings. At the end of our last fiscal year on March 31, 2016, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $123 million of available earnings in our foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $11 million to $13 million.
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

For the remainder of fiscal year 2017, we expect to invest approximately $3.3 million in property plant and equipment for our organic business and will continue to make investments in Sumac's rental equipment based on market demand. Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements and continued investments in our multi-year enterprise resource planning (or ERP) upgrade. During YTD 2017, we invested $1.0 million, net of dispositions, for temporary power products that were or will be deployed to our customers on a rental basis.
Net cash provided by/(used in) operating activities totaled $(7.0) million for YTD 2017, compared to $4.0 million provided in YTD 2016, a decrease of $11.0 million. In YTD 2017, net income decreased by $1.9 million from $4.5 million in YTD 2016 to $2.6 million in YTD 2017. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes and other non-cash items were $4.3 million in YTD 2017 and $4.2 million in YTD 2016,.
In YTD 2017, our assets increased representing a use of cash of $2.6 million, whereas in YTD 2016 our assets decreased representing a source of cash of $5.8 million, a comparative decline of $8.4 million. This decrease is primarily attributed to the change in our accounts receivable balance due to the timing of our billings and collections and represented a source of cash of $1.3 million and $7.2 million in YTD 2017 and YTD 2016, respectively, a decrease of $5.9 million. In both periods, our inventories grew in preparation of anticipated increased seasonal demand as our second fiscal quarter revenue is typically higher than our first quarter revenue. Inventory grew $0.4 million in YTD 2017 and $1.4 million in YTD 2016, representing a use of cash. Cost and estimated earnings in excess of billings on uncompleted contracts was a use of cash of $0.8 million and a source of cash of $1.0 million in YTD 2017 and YTD 2016, respectively, which is primarily attributed to timing of billings on our turnkey projects. Our combined balance of accounts payable, accrued liabilities and other non-current liabilities was a use of cash of $8.9 million and $6.8 million in YTD 2017 and YTD 2016, respectively, an increase of $2.1 million. In YTD 2017, we paid $5.8 million to settle our performance-based note related to the Sumac acquisition. In YTD 2016, we made payments of our annual incentive bonus of $5.5 million, whereas in YTD 2017 we have yet to pay out our annual incentive bonus. Additionally, changes in our income taxes payable and receivable balances represented a comparative source of cash of $1.3 million.
Net cash used in investing activities totaled $1.5 million and $14.7 million for YTD 2017 and YTD 2016, respectively, a decrease of $13.2 million. In YTD 2017 and YTD 2016, we purchased $2.0 million and $3.8 million, respectively, of property, plant and equipment. In YTD 2016 we incurred $1.6 million of expense related to the expansion of our tube bundle facility and warehouse at our primary manufacturing location in San Marcos, Texas. In YTD 2017 and YTD 2016, we invested $1.0 million and $1.1 million, respectively, in rental equipment for our Sumac business, net of dispositions.

During YTD 2017, we realized proceeds from the sale of land, which we were no longer utilizing, for $0.4 million. In YTD 2016, we acquired Sumac for $11.0 million.
Net cash used in financing activities totaled $3.5 million used in YTD 2017 and $4.1 million used in YTD 2016, reflecting a decrease in the use of cash of $0.6 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $3.4 million in both periods. The decline in the use of cash is primarily attributable to the decrease in employee stock units that were withheld upon vesting to satisfy our employees' tax obligations, which totaled $0.1 million in YTD 2017 and $0.7 million in YTD 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.
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
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 52% of our YTD 2017 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2017, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a decrease in net income of $0.1 million for YTD 2017. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in an increase in net income of $0.1 million for YTD 2017. A 10% appreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $0.1 million for YTD 2017. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $0.1 million for YTD 2017.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $32 thousand and $0.2 million in YTD 2017 and YTD 2016, respectively.
As of June 30, 2016, we had approximately $11.4 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2017, we estimate that our sales were negatively impacted by $0.7 million when compared to foreign exchange translation rates that were in effect in YTD 2016. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2017, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and several Asian currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were a loss of $0.2 million and a gain of $2.4 million in YTD 2017 and YTD 2016, respectively. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (loss)(unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.50% as of June 30, 2016. We entered into two interest rate swap agreements which fixed our interest payments on outstanding principal. Based on the terms of our interest rate swaps and the Amendment, our interest rate is fixed at approximately 3.2% through March 2017. We have hedged 100% of future interest payments on our senior secured credit facility through maturity in April 2019. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At June 30, 2016, the interest rate on amounts outstanding on our revolving credit facility was approximately 2.50%. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of June 30, 2016, we had $91.1 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $0.9 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the SEC on May 31, 2016.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2016.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 5, 2016	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Employment Agreement, effective as of April 1, 2016, between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 13, 2016) †

10.2	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 21, 2016) †

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements *

 __________________________________

*    Filed herewith
†    Management contract and compensatory plan or arrangement.