Form 10-Q
period 2016-09-30
Thermon Group Holdings, Inc.
filed 2016-11-02
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 32,326,911 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2016

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,570	$84,570
Accounts receivable, net of allowance for doubtful accounts of $490 and $656 as of September 30, 2016 and March 31, 2016, respectively	57,248	58,493
Inventories, net	40,059	40,645
Costs and estimated earnings in excess of billings on uncompleted contracts	7,670	7,605
Prepaid expenses and other current assets	8,771	8,231
Income tax receivable	2,420	209
Total current assets	192,738	199,753
Property, plant and equipment, net	41,978	41,617
Goodwill	123,958	121,510
Intangible assets, net	93,056	103,998
Long term deferred income taxes	2,583	1,476
Other long term assets	347	323
Total assets	$454,660	$468,677
Liabilities
Current liabilities:
Accounts payable	$16,159	$19,458
Accrued liabilities	12,404	18,238
Current portion of long term debt	16,875	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	1,909	3,438
Income taxes payable	1,343	2,937
Total current liabilities	48,690	57,571
Long-term debt, net of current maturities and deferred debt issuance costs of $700 and $888 as of September 30, 2016 and March 31, 2016, respectively	70,175	80,112
Deferred income taxes	26,612	29,114
Other non-current liabilities	3,537	3,179
Total liabilities	149,014	169,976
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,321,254 and 32,222,720 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	218,028	216,701
Accumulated other comprehensive loss	(45,270)	(44,569)
Retained earnings	128,290	122,258
Total Thermon Group Holdings, Inc. shareholders' equity	301,080	294,422
Non-controlling interests	4,566	4,279
Total equity	305,646	298,701
Total liabilities and equity	$454,660	$468,677
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015

Sales	$68,812	$69,934	$132,208	$135,157
Cost of sales	39,888	36,580	77,170	71,066
Gross profit	28,924	33,354	55,038	64,091
Operating expenses:
Marketing, general and administrative and engineering	20,224	19,005	39,332	38,854
Amortization of intangible assets	3,025	3,028	5,841	5,844
Income from operations	5,675	11,321	9,865	19,393
Other income/(expenses):
Interest income	129	111	235	218
Interest expense	(895)	(1,291)	(1,809)	(2,309)
Other income	(427)	(119)	(150)	(287)
Income before provision for income taxes	4,482	10,022	8,141	17,015
Income tax expense	808	3,041	1,823	5,508
Net income	$3,674	$6,981	$6,318	$11,507
Income attributable to non-controlling interests	168	85	286	182
Net income available to Thermon Group Holdings, Inc.	$3,506	$6,896	$6,032	$11,325
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$3,506	$6,896	$6,032	$11,325
Foreign currency translation adjustment	(678)	(9,686)	(860)	(7,290)
Derivative valuation, net of tax	290	(239)	160	(136)
Comprehensive income (loss)	$3,118	$(3,029)	$5,332	$3,899
Net Income per common share:
Basic	$0.11	$0.21	$0.19	$0.35
Diluted	0.11	0.21	0.19	0.35
Weighted-average shares used in computing net income per common share:
Basic	32,278,361	32,133,338	32,255,476	32,164,678
Diluted	32,610,935	32,535,384	32,580,288	32,571,864

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Operating activities
Net income	$6,318	$11,507
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,754	8,324
Amortization of deferred debt issuance costs	202	520
Stock compensation expense	1,821	1,874
Deferred income taxes	(1,932)	(842)
Other	(84)	39
Changes in operating assets and liabilities:
Accounts receivable	1,210	4,423
Inventories	677	(3,526)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,461)	668
Other current and noncurrent assets	(403)	(1,420)
Accounts payable	(3,250)	(2,101)
Accrued liabilities and noncurrent liabilities	(5,252)	(5,186)
Income taxes payable and receivable	(4,380)	(2,681)
Net cash provided by operating activities	2,220	11,599
Investing activities
Purchases of property, plant and equipment	(3,814)	(7,330)
Sale of rental equipment at net book value	229	664
Proceeds from sale of property, plant and equipment	811	—
Cash paid for acquisitions (net of cash acquired)	—	(31,180)
Net cash used in investing activities	(2,774)	(37,846)
Financing activities
Proceeds from revolving credit facility	—	5,000
Payments on long term debt	(6,750)	(6,750)
Issuance costs associated with revolving line of credit and long term debt	—	(341)
Proceeds from exercise of stock options	67	181
Repurchase of employee stock units on vesting	(561)	(1,209)
Benefit from excess tax deduction from option exercises	—	133
Lease financing	(111)	(110)
Net cash used in financing activities	(7,355)	(3,096)
Effect of exchange rate changes on cash and cash equivalents	(91)	(2,759)
Change in cash and cash equivalents	(8,000)	(32,102)
Cash and cash equivalents at beginning of period	84,570	93,774
Cash and cash equivalents at end of period	$76,570	$61,672

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2016. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2016 and March 31, 2016, and the results of our operations for the three and six months ended September 30, 2016 and 2015.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2016, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2017.
Reclassifications
Certain reclassifications have been made within these consolidated financial statements to conform to prior periods to current year presentation.

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

Financial Instruments- In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13 "Financial Instruments-Credit Losses" (Topic 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate this will have a material impact to our consolidated financial statements.

Statement of Cash Flows- In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15 "Statement of Cash Flows" (Topic 230), which amends Topic 230 of the accounting standards codification (ASC) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight types of cash flows, some of which we believe could or will impact our financial statements upon adoption, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. Under the guidance, cash payments for debt prepayment or extinguishment costs must be classified as cash outflows from financing activities. Contingent consideration payments that were not made soon after a business combination must be separated and classified in operating and financing activities. Cash payments up to the amount of the contingent consideration liability recognized as of the acquisition dates, including any measurement-period adjustments, should be classified in financing activities, while any excess cash payments should be classified in operating activities. Cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We do not anticipate this will have a material impact to our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2016 and March 31, 2016, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	September 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$87,750	$87,750	$94,500	$94,500	Level 2 - Market Approach

At September 30, 2016 and March 31, 2016, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are intended to be offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. The fair value is determined by quoted prices from active foreign currency markets (Level 2 fair value).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2016 and March 31, 2016, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2016	March 31, 2016
Russian Ruble	$1,492	$1,237
Euro	1,279	4,224
Canadian Dollar	—	534
South Korean Won	2,294	3,050
Mexican Peso	1,250	837
Australian Dollar	536	1,042
Chinese Renminbi	149	334
Brazilian Real	345	336
South African Rand	—	317
Total notional amounts	$7,345	$11,911
The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2016		March 31, 2016
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$6	$8	$5	$25
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income (loss) were losses of $16 and $241 in the three months ended September 30, 2016 and 2015, respectively, and losses of $146 and $660 for the six months ended September 30, 2016 and 2015, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended September 30, 2016 and 2015, our net foreign currency losses were $367 and $96 and losses of $399 and $257 for the six months ended September 30, 2016 and 2015, respectively. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income and expense, within our condensed consolidated statements of operations.
Interest Rate Swaps
The Company has entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreements, we pay a fixed amount and receive or make payments based on a variable rate. The Company designated the interest rate swap contracts as cash flow hedges pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counterparty creditworthiness. At each reporting period our interest rate swap contracts are adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of September 30, 2016 and March 31, 2016, the fair values of the interest rate swap contracts were unrealized losses of $955 and $1,178, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income (loss) to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contracts and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contracts are deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contract are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. During the three months ended September 30, 2016, our interest rate on outstanding principal amounts averaged approximately 3.23%. As of September 30, 2016, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(1,470)	$(514)	$(956)	$(589)	$(206)	$(383)
Add: gain (loss) from change in fair value of cash flow hedge	294	102	192	(614)	(215)	(399)
Less: loss reclassified into earnings from effective hedge	(142)	(50)	(92)	(236)	(82)	(154)
Less: ineffective portion of hedge transferred into earnings	(11)	(4)	(7)	(11)	(4)	(7)
Unrealized loss at end of the period	$(1,023)	$(358)	$(665)	$(956)	$(335)	$(621)
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30, 2016			Six Months Ended September 30, 2015
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(1,269)	$(444)	$(825)	$(746)	$(261)	$(485)
Add: loss from change in fair value of cash flow hedge	(75)	(27)	(48)	(720)	(252)	(468)
Less: loss reclassified into earnings from effective hedge	(299)	(105)	(194)	(488)	(170)	(318)
Less: ineffective portion of hedge transferred into earnings	(22)	(8)	(14)	(22)	(8)	(14)
Unrealized loss at end of the period	$(1,023)	$(358)	$(665)	$(956)	$(335)	$(621)

Transfers out of accumulated other comprehensive loss
During the three and six months ended September 30, 2016 and 2015, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding tables, which were recorded within interest expense in our statements of operations and comprehensive income (loss).

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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and six months ended September 30, 2016 and 2015, respectively, are as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$3,506	$6,896	$6,032	$11,325
Weighted-average common shares outstanding	32,278,361	32,133,338	32,255,476	32,164,678
Basic net income per common share	$0.11	$0.21	$0.19	$0.35

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$3,506	$6,896	$6,032	$11,325
Weighted-average common shares outstanding	32,278,361	32,133,338	32,255,476	32,164,678
Common share equivalents:
Stock options	224,795	250,672	226,396	254,037
Restricted and performance stock units	107,779	151,374	98,416	153,149
Weighted average shares outstanding – dilutive (1)	32,610,935	32,535,384	32,580,288	32,571,864
Diluted net income per common share	$0.11	$0.21	$0.19	$0.35
(1) For the three and six months ended September 30, 2016, 68,736 and 70,799 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the three and six months ended September 30, 2015, 64,599 equity awards were not included in the calculation of diluted net income per common share as they would have had an anti-dilutive effect.
4. Inventories
Inventories consisted of the following:

	September 30, 2016	March 31, 2016
Raw materials	$13,983	$13,322
Work in process	1,450	3,065
Finished goods	26,060	25,545
	41,493	41,932
Valuation reserves	(1,434)	(1,287)
Inventories, net	$40,059	$40,645

5. Acquisitions, Goodwill and Other Intangible Assets

Industrial Process Insulators ("IPI") Transaction

On July 31, 2015, a wholly owned indirect subsidiary of the Company acquired 100% of the capital stock of Industrial Process Insulators ("IPI") for $21,750, subject to a customary working capital adjustment. The results of IPI's operations have been included in the consolidated financial statements since that date. IPI is an insulation contractor serving the refining, petrochemical, power and energy, marine and pulp and paper industries in the United States, with a significant presence in the Texas and Louisiana Gulf Coast region. Prior to the acquisition, IPI was formerly a customer and subcontractor to the Company for the past 17 years. The acquisition is expected to enhance our turn-key product offerings and strengthen our presence and relationships in the Gulf Coast region as IPI serves many of the same end-markets as those served by our core thermal solutions business. We recognized $13,249 in goodwill associated with the IPI acquisition.

Consideration to or on behalf of sellers at close	$21,750
Fair value of total consideration transferred	$21,750

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Cash	$1,526
Accounts receivable	3,723
Inventories	474
Other current assets	204
Property, plant and equipment	119
Identifiable intangible assets	9,026
Goodwill	13,249
Total assets	28,321
Liabilities assumed:
Current liabilities	2,203
Uncertain tax position liability	1,119
Noncurrent deferred tax liability	3,249
Total liabilities	6,571
Total consideration	$21,750

The fair value of accounts receivable represents IPI's gross outstanding receivables as of the acquisition date, all of which were fully collected.

Our identifiable intangible assets at September 30, 2016 and March 31, 2016 that were related to the IPI transaction consisted of the following:

	Amortization period	Gross Carrying Amount at September 30, 2016	Accumulated Amortization	Net Carrying Amount at September 30, 2016	Gross Carrying Amount March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016

Customer relationships	8 years	$5,962	$869	$5,093	$10,720	$715	$10,005
Trademark	8 years	1,820	265	1,555	1,820	152	1,668
Non-compete agreement	3 years	807	314	493	$807	$179	$628
Total		$8,589	$1,448	$7,141	$13,347	$1,046	$12,301

The weighted average useful life of acquired finite lived intangible assets related to the IPI transaction is 7.2 years.

During the six months ended September 30, 2016, we finalized our provisional purchase accounting for the IPI transaction. The table below summarizes our provisional estimates of the fair value of assets and liabilities assumed as well as the final fair value of assets and liabilities assumed:

	Provisional Fair Value	Final Fair Value
Customer relationships	$10,720	$5,962
Goodwill	10,204	13,249
Noncurrent deferred tax liability	4,962	3,249

We determined the useful lives of our customer relationships were 8 years, where we originally estimated the useful life to be 10 years. As a result of the change in the estimated fair value and useful life of our customer relationships, we recorded a cumulative reduction of amortization of intangible asset expense of $299 during the six months ended September 30, 2016.

At September 30, 2016, approximately $4,006 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Sumac Transaction

On April 1, 2015, Thermon Canada, Inc. ("TCI"), a wholly owned indirect subsidiary of the Company, acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for $10,956, (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) in cash, plus a non-interest bearing note ("performance based note") with a principal amount of $5,905 (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7,500 Canadian Dollars, subject to the achievement of certain performance metrics during the 12 month period ended April 1, 2016. During the six months ended September 30, 2016, we paid Sumac's principals $5,805 to satisfy all of the Company's obligations under the performance based note.

Sumac is located in Fort McMurray, Alberta, Canada. Sumac's line of products and solutions are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Sumac products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures. Sumac products are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings. At the acquisition date, we recognized $7,992 of goodwill in connection with the Sumac acquisition that we expect will be partially deductible for Canadian taxation purposes.

Consideration to or on behalf of sellers at close	$10,956
Fair value of total consideration transferred	$10,956

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,693
Inventories	1,299
Other current assets	33
Property, plant and equipment	1,316
Identifiable intangible assets	3,085
Goodwill	7,992
Deferred tax asset	111
Total assets	15,529
Liabilities assumed:
Current liabilities	935
Total liabilities	935
Non-controlling interests	3,638
Total consideration	$10,956

The fair value of accounts receivable represents Sumac's gross outstanding receivables as of the acquisition date, all of which were fully collected.

Our identifiable intangible assets at September 30, 2016 and March 31, 2016 that were related to the Sumac transaction consisted of the following:

	Amortization period	Gross Carrying Amount at September 30, 2016	Accumulated Amortization	Net Carrying Amount at September 30, 2016	Gross Carrying Amount March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016

Customer relationships	4 years	2,586	970	1,616	2,612	653	1,959
Non-compete agreement	2 years	192	144	48	194	97	97
Total		$2,778	$1,114	$1,664	$2,806	$750	$2,056

The weighted average useful life of acquired finite lived intangible assets related to Sumac transaction is 3.6 years.

At September 30, 2016, approximately $543 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.
Our total other intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2016	Accumulated Amortization	Net Carrying Amount at September 30, 2016	Gross Carrying Amount March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016
Trademarks	$45,078	$381	$44,697	$45,234	$237	$44,997
Developed technology	9,913	3,236	6,677	9,950	2,988	6,962
Customer relationships	100,578	59,884	40,694	105,720	54,913	50,807
Certification	447	—	447	449	—	449
Other	2,629	2,088	541	2,631	1,848	783
Total	$158,645	$65,589	$93,056	$163,984	$59,986	$103,998

Goodwill
The carrying amount of goodwill by operating segment as of September 30, 2016 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2016	$48,971	$44,488	$19,427	$8,624	$121,510
Adjustments to purchase price allocation	3,045	—	—	—	3,045
Foreign currency translation impact	—	(441)	(156)	—	(597)
Balance as of September 30, 2016	$52,016	$44,047	$19,271	$8,624	$123,958
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In addition to the qualitative analysis, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. The Sumac transaction was structured as an asset purchase and we expect that the $7,717 in goodwill associated with that transaction will be partially deductible for tax purposes in Canada. All other goodwill at September 30, 2016 is not deductible for tax purposes.

During the year ended March 31, 2016, revenue from our Canadian operations (excluding our Sumac acquisition) decreased by approximately 54% as compared to the year ended March 31, 2015. During the six months ended September 30, 2016, we experienced a further revenue decline of 10% as compared to the six months ended September 30, 2015. We consider the recent decline in our Canadian business, which management believes is attributable to lower oil prices and the reduction of capital investments in the Canadian oil sands region, to be an indicator of potential asset impairments in our Canadian reporting unit. The goodwill balance in the Canadian reporting unit at September 30, 2016 is $36,330 and the net intangible assets are $24,285. As of September 30, 2016, we determined it was more likely than not that there is no impairment of goodwill or other intangible assets, based on our prior quantitative tests performed during the year ended March 31, 2016, which concluded the fair value of the reporting unit was in excess of the carrying value. The results of the Canadian reporting unit for the six months ended September 30, 2016 remain consistent with our cash flow forecasts from the prior fiscal year. We will continue to monitor our Canadian reporting unit's goodwill and other intangible asset valuations and test for potential impairments until the overall market conditions in such region improve. Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions in Canada, especially in energy markets, could indicate a need to reevaluate the fair value of our Canadian reporting unit and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our Canadian reporting unit in future periods.
6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2016	March 31, 2016
Accrued employee compensation and related expenses	$6,855	$6,906
Accrued employee compensation related to acquisition	—	5,775
Customer prepayment	264	200
Warranty reserve	351	460
Professional fees	980	1,088
Sales tax payable	1,488	1,358
Other	2,466	2,451
Total accrued current liabilities	$12,404	$18,238
7. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,489 at September 30, 2016). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at September 30, 2016 or March 31, 2016.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,200 at September 30, 2016). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at September 30, 2016 or March 31, 2016.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $249 at September 30, 2016). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at September 30, 2016 or March 31, 2016.
The Company’s subsidiary in Japan has a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $444 at September 30, 2016).  No amounts were outstanding under this facility at September 30, 2016 or March 31, 2016.
Under the Company’s senior secured revolving credit facility described below in Note 8, “Long-Term Debt,” there were no outstanding borrowings at September 30, 2016 or March 31, 2016.
8. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2016	March 31, 2016
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $700 and $888 as of September 30, 2016 and March 31, 2016, respectively	$87,050	$93,612
Less current portion	(16,875)	(13,500)
Total long-term debt	$70,175	$80,112

Senior Secured Credit Facility
In April 2013, we entered into an amended and restated credit agreement that provided for a $135,000 variable rate term loan and $60,000 senior secured asset-based revolving credit facility, which we refer to collectively as our "credit facility." We have entered into two amendments to our credit facility, most recently in August 2015 (the "Amendment"). The maturity date of our credit facility is April 19, 2019. Under the Amendment, the fixed portion of our interest rate, which is dictated by our leverage ratio, was reduced by 0.25% and our fee on undrawn amounts on our senior secured revolving credit facility was reduced by 0.05%. The maximum leverage ratio permitted for each fiscal quarter remained at 2.75 to 1.0. In connection with the Amendment, we incurred $341 of fees, which were deferred and are recognized as interest expense over the life of the credit facility.
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
At September 30, 2016, we had no outstanding borrowings under our senior secured revolving credit facility. The interest rate on outstanding borrowings as of September 30, 2016 was 2.56%. As of September 30, 2016, we had $59,022 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of September 30, 2016, our interest rate was 2.56%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due in April 2019.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts averaged approximately 3.23% during the three months ended September 30, 2016. As of September 30, 2016, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of September 30, 2016, we were in compliance with all financial covenants of the credit facility.

9. Related-Party Transactions

In connection with the Sumac transaction, one of the former Sumac principals retained 25% of the ownership of the Sumac business unit. This individual is employed by the Company and serves as the general manager of the Sumac business unit. During the six months ended September 30, 2016, this individual, together with the two other former principals of Sumac, who are not employed by the Company were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.
10. Commitments and Contingencies
At September 30, 2016, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $9,242. Of this amount, $1,456 is secured by cash deposits at the Company’s financial institutions and an additional $978 represents a reduction of the available amount of the Company's short and long term revolving lines of credit.  Included in prepaid expenses and other current assets at September 30, 2016 and March 31, 2016 was approximately $1,456 and $1,408, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $5,446 in customs bonds outstanding to secure the Company's customs and duties obligations in India.

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of September 30, 2016, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At September 30, 2016, there were 418,527 options outstanding. For the three months ended September 30, 2016 and 2015, stock compensation expense was $915 and $999, respectively, and $1,821 and $1,874 for the six months ended September 30, 2016 and 2015, respectively.
During the six months ended September 30, 2016, 121,520 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,255. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $385. During the three and six months ended September 30, 2016, 4,676 and 10,136 fully vested common shares, respectively, were issued to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $96 and $192 for the three and six months ended September 30, 2016, respectively. The fair value of the awards is expensed on each grant date.

During the six months ended September 30, 2016, a target amount of 15,141 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $300. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2019, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2019. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 30,282 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the six months ended September 30, 2016, a target amount of 32,345 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2019. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $600. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 64,690, in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

12. Income Taxes

For the six month periods ended September 30, 2016 and 2015, the Company recorded tax expense of $1,823 on pre-tax income of $8,141 and tax expense of $5,508 on pre-tax income of $17,015, respectively. The Company had several discrete tax items during the respective reporting periods. During the six months ended September 30, 2016, the Company had a $379 discrete tax benefit related to the release of deferred tax liabilities that were associated with the final purchase price accounting of its Unitemp acquisition. Since the purchase price was finalized during the year ended March 31, 2016, the tax benefit was recorded as an out-of-period correction. During the six months ended September 30, 2015, the Company accrued an additional deferred tax liability of $455 due to an increase in the provincial tax rate in Alberta, Canada. The deferred tax liability relates primarily to amortizing and indefinite life intangible assets allocated to our Canadian subsidiary. Our anticipated annual effective tax rate before discrete events is approximately 26.7% and has been applied to our consolidated pre-tax income for the six months ended September 30, 2016. For the six months ended September 30, 2015, our tax provision reflected an annual effective tax rate before discrete events of 29.4%.
We have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of the adoption of a permanent reinvestment position, we do not accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ending March 31, 2017 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates, after accounting for certain permanent differences, such as non-deductible compensation expense.
As of September 30, 2016, we have established a long-term liability for uncertain tax positions in the amount of $688, all of which is related to the IPI acquisition. During the six months ended September 30, 2016, the Company recognized related accrued interest and penalties of $27 as income tax expense related to our current uncertain tax positions. We expect that $176 of this reserve will be released during the three months ending December 31, 2016 as a discrete tax benefit.

As of September 30, 2016, the tax years for fiscal 2013 through fiscal 2016 remain open to examination by the major taxing jurisdictions to which we are subject.
13. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: the United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction ("EPC") companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Over the last 19 months, we acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from Sumac will comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Sales to External Customers:
United States	$29,838	$34,611	$59,992	$63,109
Canada	13,051	12,632	23,160	25,702
Europe	18,554	15,245	32,317	31,596
Asia	7,369	7,446	16,739	14,750
	$68,812	$69,934	$132,208	$135,157
Inter-Segment Sales:
United States	13,096	12,759	$23,735	$24,314
Canada	436	816	1,025	1,612
Europe	405	373	1,006	742
Asia	505	103	633	203
	14,442	14,051	$26,399	$26,871
Depreciation Expense:
United States	890	764	1,751	1,438
Canada	499	156	951	498
Europe	73	58	142	116
Asia	37	46	69	88
	1,499	1,024	$2,913	$2,140
Amortization Expense:
United States	1,536	1,666	$2,850	$2,924
Canada	890	996	1,791	2,005
Europe	333	361	668	724
Asia	266	265	532	531
	3,025	3,288	$5,841	$6,184
Income from operations:
United States	$424	$7,579	$463	$11,801
Canada (a)	2,711	1,205	4,444	2,535
Europe	2,913	2,775	4,564	5,160
Asia	839	1,145	2,883	2,469
Unallocated:
Stock compensation	(915)	(999)	(1,821)	(1,874)
Public company costs	(297)	(384)	(668)	(698)
	$5,675	$11,321	$9,865	$19,393

	September 30, 2016	March 31, 2016
Property, plant and equipment, net:
United States	$34,627	$34,528
Canada	4,048	3,754
Europe	2,716	2,769
Asia	587	566
	$41,978	$41,617
Total Assets:
United States	$193,165	$196,400
Canada	136,524	145,301
Europe	74,841	76,754
Asia	50,130	50,222
	$454,660	$468,677
(a) During the three and six months ended September 30, 2015, the Canadian segment's operating income was negatively impacted by $1,290 and $2,666 due to acquisition related contingent consideration accounted for as compensation. As part of the Sumac transaction, we issued the sellers a $5,905 non-interest bearing note that matured on April 1, 2016. The terms of the performance-based note assume the continued employment of Sumac's principals, and as a result, the performance note payment was accounted for as compensation expense. The performance note was settled during the six months ended September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2016 and 2015 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2016 and 2015 as Interim 2017 and Interim 2016, respectively, and the six month periods ended September 30, 2016 and 2015 as YTD 2017 and YTD 2016, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Overview
We are one of the largest providers of highly engineered thermal solutions for process industries. For more than 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2017 and YTD 2016, approximately 55% and 53% of our revenues were generated outside of the United States, respectively. Over the last 19 months, we have acquired three companies, Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We are actively pursuing strategic opportunities to further expand our product and service offerings through strategic acquisitions.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2016 was $85.7 million as compared to $81.2 million at March 31, 2016. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

•
Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in the capital spending for new facilities in Canada, Eastern Europe and the Middle East. During fiscal year 2016, we experienced a 54% year-over-year revenue decline in our Canadian operations (excluding revenue contributed from the acquired Sumac business), where the decline in the price of oil resulted in the postponement or suspension of a number of significant upstream exploration and production projects. In YTD 2017, our Canadian operations, excluding Sumac, experienced a further revenue decline of 10% as compared to YTD 2016. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

•
Acquisition strategy. Recently, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve.

◦
On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp located in Cape Town, South Africa. Prior to the acquisition, Unitemp was a distributor of our thermal solutions for the South African market. In addition, Unitemp offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Greenfield	36%	34%	39%	37%
MRO/UE	64%	66%	61%	63%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. With the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2017 and YTD 2016, MRO/UE sales comprised approximately 61% and 63% of our consolidated revenues, respectively.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Canadian operations.  During the year ended March 31, 2016, revenue from our Canadian operations (excluding our recent Sumac acquisition) decreased by approximately 54% compared to the year ended March 31, 2015. During the six months ended September 30, 2016, we experienced a further revenue decline of 10% as compared to the six months ended September 30, 2015. Lower crude oil prices have had a significant adverse impact on capital spending, particularly in the Canadian oil sands region, which in turn resulted in the recent decline in revenue in Canada. We believe that the recent revenue decline in our Canadian reporting unit is cyclical in nature and that our long term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our Canadian operations.
We consider the recent decline in our Canadian business to be an indicator of potential asset impairments in our Canadian reporting unit. The goodwill balance in the Canadian reporting unit at September 30, 2016 is $36.3 million and the net intangible assets are $24.3 million. As of September 30, 2016, we determined it was more likely than not that there is no impairment of goodwill or other intangible assets, based on our prior quantitative tests performed during the year ended March 31, 2016, which concluded the fair value of the reporting unit was in excess of the carrying value. The results of the Canadian reporting unit for the six months ended September 30, 2016 remain consistent with our cash flow forecasts from the prior fiscal year. We will continue to monitor our Canadian reporting unit's goodwill and other intangible asset valuations and test for potential impairments until the overall market conditions in the region improve.
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
Recent Developments-Sumac operations and fire in Fort McMurray, Alberta, Canada. Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning in early May 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. None of our personnel located in Fort McMurray was injured nor were our facilities damaged. However, the entire city of Fort McMurray, including all of our personnel, was evacuated for approximately one month ending the first week of June 2016. As a result of the shutdown of our business operations in Fort McMurray during this period, we incurred significant business interruption costs and approximately $21 thousand for temporary relocation of our employees. We have made a claim under our business interruption insurance for these costs and are in the process of negotiating the claim with our insurer; however, we provide no assurance that any recovery under our insurance policies will offset our lost sales or increased costs related to this incident. In addition, as a result of the incident in Fort McMurray, many of the nearby oil sands region facilities ceased operations due to the evacuation of personnel. These shutdowns may also negatively affect demand for our core thermal solutions business in the near term.

Results of Operations (Three-month periods ended September 30, 2016 and 2015)
The following table sets forth our consolidated statements of operations data for the three months ended September 30, 2016 and 2015 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/ (Decrease)
	(dollars in thousands)
	2016	2015	$	%
Consolidated Statements of Operations Data:
Sales	$68,812	$69,934	$(1,122)	(2)%
Cost of sales	39,888	36,580	3,308	9%
Gross profit	$28,924	$33,354	$(4,430)	(13)%
Gross margin %	42.0%	47.7%
Operating expenses:
Marketing, general and administrative and engineering	$19,309	$16,716	$2,593	16%
Acquisition related contingent consideration accounted for as compensation (1)	—	1,290	(1,290)	(100)%
Stock compensation expense	915	999	(84)	(8)%
Amortization of intangible assets	3,025	3,028	(3)	—%
Income from operations	$5,675	$11,321	$(5,646)	(50)%
Interest expense, net:
Interest income	129	111	18	16%
Interest expense	(795)	(878)	83	(9)%
Accelerated amortization of debt costs	—	(302)	302	(100)%
Amortization of debt costs	(100)	(111)	11	(10)%
Interest expense, net	(766)	(1,180)	414	(35)%
Other expense	(427)	(119)	(308)	259%
Income before provision for income taxes	$4,482	$10,022	$(5,540)	(55)%
Income tax expense	808	3,041	(2,233)	(73)%
Net income	$3,674	$6,981	$(3,307)	(47)%
Income attributable to non-controlling interests (2)	168	85	$83	98%
Net income available to Thermon Group Holdings, Inc.	$3,506	$6,896	$(3,390)	(49)%
(1) As part of the Sumac transaction, we issued the sellers a $5.9 million non-interest bearing note ("performance-based note") that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7.5 million Canadian dollars subject to the achievement of certain performance metrics during the twelve month period ended April 1, 2016. The terms of the performance-based note included continued employment by Sumac's principals. This employment obligation results in the estimated payout being accounted for as compensation expense. During the six months ended September 30, 2016, we paid $5.8 million to settle the performance-based note.
(2) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Three Months Ended September 30, 2016 (“Interim 2017”) Compared to the Three Months Ended September 30, 2015 (“Interim 2016”)
Revenues. Revenues for Interim 2017 were $68.8 million compared to $69.9 million in Interim 2016, a decrease of $1.1 million, or 2%, due mostly to a $4.8 million decrease in sales in the United States, offset in part by increased sales in Europe and Canada. Our sales mix in Interim 2017 was 36% Greenfield and 64% MRO/UE, as compared to 34% Greenfield and 66% MRO/UE in Interim 2016. Our Interim 2017 revenues were favorably impacted by $0.3 million in comparative foreign currency translations.

As compared to Interim 2016, Interim 2017 revenue grew in our Canada and Europe segments and declined in our United States segment. While Canadian revenues continue to be negatively impacted by the low crude oil prices, Interim 2017 revenues in our Canada segment increased $0.4 million or 3%. Within our Canadian segment, Sumac's portable power supply business grew $0.6 million or 27%, which was offset in part by a $0.2 million decline in our Canadian thermal solutions operations. Interim 2017 revenues grew by $3.3 million, or 22%, in our Europe segment driven by increased demand within the downstream energy market in Russia, Eastern Europe and the Middle East, as well as contributions from several large projects that were completed in Interim 2017. Revenues within our United States segment declined $4.8 million or 14%. Greenfield and upgrade and expansion ("UE") demand in the U.S. gulf coast region remains strong, relative to historical levels, particularly in the downstream petroleum, chemical and power markets, however, we have encountered weakening demand in MRO sales in Interim 2017 as compared to Interim 2016. We are experiencing increased pricing pressure within most industries we serve. In addition to weakening demand and increased pricing pressure, we are experiencing a continued deferral of capital and maintenance spending from our customers, particularly in the United States and Canada. Revenues from our Asia segment were flat in Interim 2017 as compared to Interim 2016 at $7.4 million.
Gross profit and margin. Gross profit totaled $28.9 million in Interim 2017 compared to $33.4 million in Interim 2016, a decrease of $4.5 million or 13%. The decrease in gross profit is due to decreased overall revenue, as well as a reduced gross margin percentage, which decreased from 47.7% in Interim 2016 to 42.0% in Interim 2017. Our Interim 2016 gross margins were within our expected historical range of 45%-50%, whereas our Interim 2017 gross margins were below this range due to an unfavorable product mix. In Interim 2017, we experienced a higher concentration of lower margin construction sales (both Greenfield and UE) and the deferral of maintenance activity by our customers which impacts our maintenance, repair and operations ("MRO") revenue. Our MRO sales include the greatest concentration of sales of our higher margin heat tracing cable. UE revenue has lower gross margins than our MRO revenue due to a higher mix of third-party manufactured products and installation labor-related costs.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $19.3 million in Interim 2017, compared to $16.7 million in Interim 2016, an increase of $2.6 million or 16%. Marketing, general and administrative and engineering costs represented 28.1% of total revenues in Interim 2017 as compared to 23.9% in Interim 2016. The increase in marketing, general and administrative and engineering expense is mostly attributable to a comparable increase in our annual incentive bonus expense which was $1.6 million higher in Interim 2017 than Interim 2016. In Interim 2016, we did not anticipate paying any annual incentive bonus and reduced our bonus accrual by $0.7 million. Our estimated annual incentive bonus expense in Interim 2017 of $0.9 million is based on the financial metric targets established by our Board of Directors under the Company's incentive plan and is attributable to our geographies that are performing at or above threshold. Additional marketing, general and administrative and engineering costs during Interim 2017 includes $0.2 million of full quarter costs of our IPI acquisition with the remaining increase attributable mostly to general salary and benefit costs.
Acquisition related contingent consideration accounted for as compensation. During Interim 2016, we recorded $1.3 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note. Since the performance based note required continued employment by Sumac's principals, the estimated cost was expensed as compensation. The performance period of the note ended March 31, 2016, and, as a result, we did not incur any additional expense in Interim 2017. See Note 5. "Acquisitions, Goodwill and Other Intangible Assets" to our unaudited consolidated financial statements included elsewhere in this quarterly report for further discussion.
Stock compensation expense. Stock compensation expense was $0.9 million and $1.0 million in Interim 2017 and Interim 2016, respectively. In Interim 2016, one member of senior management was granted a $0.4 million equity award with a one-year vesting period, which added incremental stock compensation expense of $0.1 million during Interim 2016. For the remainder of fiscal 2017, we estimate our stock compensation expense will approximate $1.8 million.
Amortization of intangible assets. Amortization of intangible assets was $3.0 million in both Interim 2017 and 2016.
Interest expense, net. Interest expense, net, was $0.8 million in Interim 2017, compared to $1.2 million in Interim 2016, a decrease of $0.4 million. Interest expense on outstanding principal decreased $0.1 million in Interim 2017 as compared to Interim 2016 due to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility over the last twelve months. During Interim 2016, we entered into the second amendment ("the Amendment") to our amended and restated credit agreement, which resulted in the accelerated amortization of debt costs of $0.3 million which is included in Interim 2016 interest expense. Based on the terms of our interest rate swaps, we anticipate our interest rate on outstanding principal payments will be approximately 3.25% through March 2017.We have hedged 100% of future interest payments on our senior secured credit facility through maturity in April 2019.

Other expense. We incurred $0.4 million and $0.1 million of other expense in Interim 2017 and Interim 2016, respectively, an increase of $0.3 million. In both periods, other expense was primarily attributable to foreign currency transaction losses and losses on our foreign currency forward contracts. We incur foreign exchange gains and losses on the settlement of intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  We reported an income tax expense of $0.8 million in Interim 2017 on pre-tax income of $4.5 million, compared to an income tax expense of $3.0 million in Interim 2016 on pre-tax income of $10.0 million, a decrease of $2.2 million. Our effective tax rate was 18.0% and 30.3% in Interim 2017 and Interim 2016, respectively. The reduction of our effective tax rate is primarily due to the release of a deferred tax liability at our South African subsidiary of $0.4 million. The effective tax rate was also lower due also to reduced pre-tax net income in the United States where the federal corporate income tax rate is 35%.
Our anticipated annual effective tax rate before discrete events of approximately 26.7% has been applied to our consolidated pre-tax income in calculating the amount of income tax expense for Interim 2017. This anticipated annual tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income, as adjusted for known differences, as well as our ability to apply any jurisdictional tax losses to prior or future periods.  See Note 12, “Income Taxes,” to our unaudited consolidated financial statements, included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $3.5 million in Interim 2017 as compared to $6.9 million in Interim 2016, a decrease of $3.4 million or 49%. The decrease in Interim 2017 net income is primarily due to our decreased gross profit of $4.5 million as a result of our revenue decline and our reduced gross margin percentage. Our net income was also negatively impacted by a $2.6 million increase in marketing, general and administrative and expense, due to increased personnel costs and annual incentive bonus expense, as well as an increase of $0.3 million of increased losses on foreign currency transactions. These expenses and losses were offset in part by reductions in acquisition related contingent consideration accounted for as compensation of $1.3 million, a reduction of $2.2 million of income tax expense due to reduced pre-tax net income, reduced interest expense, net of $0.4 million and reduced stock compensation expense of $0.1 million. Income attributable to non-controlling interests increased $0.1 million due to an increase in Sumac's net income.

Results of Operations (Six-month periods ended September 30, 2016 and 2015)
The following table sets forth our consolidated statements of operations data for the six months ended September 30, 2016 and 2015 and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/ (Decrease)
	(dollars in thousands)
	2016	2015	$	%
Consolidated Statements of Operations Data:
Sales	$132,208	$135,157	$(2,949)	(2)%
Cost of sales	77,170	71,066	6,104	9%
Gross profit	$55,038	$64,091	$(9,053)	(14)%
Gross margin %	41.6%	47.4%
Operating expenses:
Marketing, general and administrative and engineering	$37,511	$34,314	$3,197	9%
Acquisition related contingent consideration accounted for as compensation (1)	—	2,666	(2,666)	(100)%
Stock compensation expense	1,821	1,874	(53)	(3)%
Amortization of intangible assets	5,841	5,844	(3)	—%
Income from operations	$9,865	$19,393	$(9,528)	(49)%
Interest expense, net:
Interest income	235	218	17	8%
Interest expense	(1,607)	(1,787)	180	(10)%
Accelerated amortization of debt costs	—	(302)	302	(100)%
Amortization of debt costs	(202)	(220)	18	(8)%
Interest expense, net	(1,574)	(2,091)	517	(25)%
Other expense	(150)	(287)	137	(48)%
Income before provision for income taxes	$8,141	$17,015	$(8,874)	(52)%
Income tax expense	1,823	5,508	(3,685)	(67)%
Net income	$6,318	$11,507	$(5,189)	(45)%
Income attributable to non-controlling interests (2)	286	182	104	57%
Net income available to Thermon Group Holdings, Inc.	$6,032	$11,325	$(5,293)	(47)%
(1) As part of the Sumac transaction, we issued the sellers a $5.9 million non-interest bearing note ("performance-based note") that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7.5 million Canadian dollars subject to the achievement of certain performance metrics during the twelve month period ended April 1, 2016. The terms of the performance-based note included continued employment by Sumac's principals. This employment obligation results in the estimated payout being accounted for as compensation expense. During the six months ended September 30, 2016, we paid $5.8 million to settle the performance-based note.
(2) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Six Months Ended September 30, 2016 (“YTD 2017”) Compared to the Six Months Ended September 30, 2015 (“YTD 2016”)
Revenues. Revenues for YTD 2017 were $132.2 million, compared to $135.2 million for YTD 2016, a decrease of $3.0 million or 2%, due mostly to decreases in sales in the United States and Canada, offset in part by increased sales in Europe and Asia. Our sales mix in YTD 2017 was 39% Greenfield and 61% MRO/UE, as compared to 37% Greenfield and 63% MRO/

UE in YTD 2016. Our YTD 2017 revenues were negatively impacted by $0.4 million in comparative foreign currency translations.
In YTD 2017, revenue grew in our Europe and Asia segments and declined in our Canada and United States segments. YTD 2017 revenue increased by $0.7 million in our Europe segment or 2% as compared to YTD 2016. Within our Europe segment, we are beginning to see increased demand in the downstream energy market, particularly in Russia, Eastern Europe and the Middle East. Our Asia segment grew revenue by $2.0 million or 13% in YTD 2017 as compared to YTD 2016. The increase in revenue in Asia is primarily due to the completion of several large projects in YTD 2017. There were no projects of comparable size completed in Asia during YTD 2016. YTD 2017 revenue in the United States declined by $3.1 million or 5%. Our IPI business contributed revenue of $9.0 and $4.2 million in revenue in YTD 2017 and YTD 2016, respectively, representing an increase of $4.8 million. We acquired IPI on July 31, 2015; therefore, YTD 2016 only contains two months of IPI revenue, whereas YTD 2017 contains six months of IPI revenue. Within the United States segment, excluding IPI, our revenue declined $7.9 million or 13% in YTD 2017 as compared to YTD 2016. Greenfield and upgrade and expansion ("UE") demand in the U.S. gulf coast region remains strong, relative to historical levels, particularly in the downstream petroleum, chemical and power markets, however we have encountered weakening demand in MRO sales in YTD 2017 as compared to YTD 2016. We are experiencing increased pricing pressure within most industries we serve. In addition to weakening demand and pricing pressure, we are experiencing a continued deferral of capital and maintenance spending from our customers, particularly in the United States and Canada. YTD 2017 revenues in Canada declined $2.5 million or 10%. Canadian revenues continue to be impacted by the low crude oil prices, which has resulted in the postponement or suspension of upstream exploration and production projects, particularly in the Canadian oil sands region, where the cost to extract oil is high. To a lesser degree, our YTD 2017 Canada segment's revenues were also negatively impacted by the evacuation of Fort McMurray and the related suspension of oil sands facility projects (as discussed above under "Recent Developments").
Gross profit and margin. Gross profit totaled $55.0 million in YTD 2017, compared to $64.1 million in YTD 2016, a decrease of $9.1 million or 14%. The decline in gross profit is partly due to the decline in revenue, but primarily attributable to the decline in our gross margins which were 41.6% and 47.4% in YTD 2017 and YTD 2016, respectively. Our YTD 2016 gross margins were within our historical range of 45%-50%, whereas our YTD 2017 gross margins were below this range. Our gross margin percentage in YTD 2017 has been impacted by pricing pressure on Greenfield projects as well as UE projects. Our YTD 2017 gross margins were negatively impacted by an unfavorable product mix. In YTD 2017, we experienced a higher concentration of UE revenue, as well as a higher concentration of construction services in YTD 2017 as compared to YTD 2016. Our MRO sales include the greatest concentration of sales of our higher margin heat tracing cable. UE revenue has lower gross margins than our MRO revenue due to a higher mix of third-party manufactured products and installation labor related costs.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $37.5 million in YTD 2017, compared to $34.3 million in YTD 2016, an increase of $3.2 million or 9%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 28.4% and 25.4% in YTD 2017 and YTD 2016, respectively. Our estimated annual incentive bonus expense was $1.3 million higher in YTD 2017 than YTD 2016, as we are performing better in YTD 2017 relative to the financial metric targets established by our Board of Directors under the Company's incentive plan. YTD 2017 contains four additional months of on-going expenses from our IPI business that we acquired on July 31, 2015. As a result, YTD 2017 reflects approximately $0.8 million of additional marketing, general and administrative and engineering expense attributable to IPI, with the remaining increase attributable mostly to general salary and benefit costs.
Acquisition related contingent consideration accounted for as compensation. During YTD 2016, we recorded $2.7 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance based note. Since the performance based note required continued employment by Sumac's principals, the estimated cost was expensed as compensation. The performance period of the note ended March 31, 2016, and, as a result, we did not incur any additional expense in YTD 2017. See Note 5. "Acquisitions, Goodwill and Other Intangible Assets" to our unaudited consolidated financial statements included elsewhere in this quarterly report for further discussion.
Stock compensation expense. Stock compensation expense was $1.8 million and $1.9 million in YTD 2017 and YTD 2016, respectively. For the remainder of fiscal 2017, we estimate our stock compensation expense will approximate $1.8 million.
Amortization of intangible assets. Amortization of intangible assets was $5.8 million in both YTD 2017 and YTD 2016. During YTD 2017, we finalized the provisional purchase price accounting for IPI and determined that the fair value of the customer relationships was less than originally estimated. As a result of the reduction of the fair value of the customer relationships, our amortization of intangible assets was reduced by $0.3 million during YTD 2017. The reduction was offset by increased amortization expense associated with foreign currency fluctuations.

Interest expense. Interest expense, net, was $1.6 million in YTD 2017, compared to $2.1 million in YTD 2016, a decrease of $0.5 million. Interest expense on outstanding principal decreased $0.2 million in YTD 2017 as compared to YTD 2016. The decrease is attributed to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility over the last twelve months. During YTD 2016, we entered into the second amendment ("the Amendment") to our amended and restated credit agreement, which resulted in the accelerated amortization of debt costs of $0.3 million, which is included in YTD 2016 interest expense. Based on the terms of our interest rate swaps, we anticipate our interest rate on outstanding principal payments will be approximately 3.25% through March 2017. We have hedged 100% of future interest payments on our senior secured credit facility through maturity in April 2019.
Other expense. Other expense was $0.2 million and $0.3 million in YTD 2017 and YTD 2016, a decrease of $0.1 million. In YTD 2017, we recognized a gain of $0.2 million from sales of land and buildings which we were not utilizing. Losses on our foreign currency transactions were $0.4 million and $0.3 million in YTD 2017 and YTD 2016, respectively. We incur foreign exchange gains and losses on the settlement of intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  Income tax expense was $1.8 million in YTD 2017 on pre-tax income of $8.1 million compared to an income tax expense of $5.5 million in YTD 2016 on pre-tax net income of $17.0 million, a decrease of $3.7 million. Our effective tax rate was 22.4% and 32.4% in YTD 2017 and YTD 2016, respectively. The reduction of our effective tax rate is primarily due to the release of a deferred tax liability at our South African subsidiary of $0.4 million. The effective tax rate was lower due also to reduced pre-tax net income in the United States where the federal corporate income tax rate is 35%.
In YTD 2016, the provincial tax rate in Alberta, Canada increased, which resulted in incremental income tax expense of $0.5 million. Our effective income tax rate before discrete events was 26.7% and 29.4% in YTD 2017 and YTD 2016, respectively.
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
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $6.0 million in YTD 2017 as compared to $11.3 million in YTD 2016, a decrease of $5.3 million or 47%. The decrease in YTD 2017 net income is primarily due to our decreased gross profit of $9.1 million as a result of our revenue decline and our reduced gross margin percentage. Our net income was also negatively impacted by a $3.2 million increase in marketing, general and administrative and expense, due to increased personnel costs and annual incentive bonus expense. These expenses were offset in part by reductions in acquisition related contingent consideration accounted for as compensation of $2.7 million, a reduction of $3.7 million of income tax expense due to reduced pre-tax net income, reduced interest expense, net of $0.5 million and reduced stock compensation expense of $0.1 million. Income attributable to non-controlling interests increased $0.1 million due to an increase in Sumac's net income.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of September 30, 2016 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$87,750	$16,875	$70,875	$—	$—
Interest payments on variable rate term loan(2)	5,610	2,556	3,054	—	—
Operating lease obligations(3)	8,337	3,025	2,955	1,565	792
Information technology services agreements(4)	1,201	1,135	66	—	—
Total	$102,898	$23,591	$76,950	$1,565	$792
__________________________________

(1)
    Consists of monthly scheduled principal payments under our credit facility of $1.1 million through March 31, 2017, increasing in April 2017 to $1.7 million through maturity with a lump-sum payment of $40.5 million due in April 2019.

(2)     Consists of estimated future term loan interest payments under our credit facility. Based on our current interest rate as of September 30, 2016, and after giving effect to our two interest rate swap contracts, we expect our interest rate will range from 3.25% to 3.81% throughout the remaining term of the credit facility.
(3)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(4)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2016, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At September 30, 2016, we had in place standby letters of credit, bank guarantees and performance bonds totaling $9.2 million to support our various customer contracts. Our Indian subsidiary also has $5.4 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At September 30, 2016, we had $76.6 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $11.0 million, or 14%, of these amounts were held in domestic accounts with various institutions and approximately $65.6 million, or 86%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 8, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At September 30, 2016, we had no outstanding borrowings under our revolving credit facility and $59.0 million of available capacity thereunder, after taking into account the borrowing base, outstanding loan advances and letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of September 30, 2016, we had $87.8 million of outstanding principal on our variable rate term loan. The credit agreement, as amended by the first and second amendments, requires monthly principal payments of $1.1 million through March 31, 2017. Thereafter, monthly principal payments increase to $1.7 million through the remaining term of the loan with a lump-sum payment of $40.5 million due at maturity in April 2019.
Interest rate swaps. We have entered into two interest rate swap contracts to reduce exposure to interest rate fluctuations associated with our variable rate term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of our interest rate swaps, our interest rate on outstanding principal amounts averaged approximately 3.23% during the three months ended September 30, 2016. As of September 30, 2016, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019.
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

For the remainder of fiscal year 2017, we expect to invest approximately $1.9 million in property plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2017, we invested $1.2 million, net of dispositions, for temporary power products that were or will be deployed to our customers on a rental basis.
Net cash provided by operating activities totaled $2.2 million for YTD 2017, compared to $11.6 million provided in YTD 2016, a decrease of $9.4 million. The decline of $9.4 million of net cash provided by operating activities is primarily due to our decline in net income of $5.2 million as well as a $5.8 million payment to settle our performance-based note related to the Sumac acquisition. In YTD 2017, net income decreased by $5.2 million from $11.5 million in YTD 2016 to $6.3 million in YTD 2017. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes and other non-cash items were $8.8 million in YTD 2017 and $9.9 million in YTD 2016, a decrease of $1.1 million.
In YTD 2017, our assets in aggregate remained consistent with March 31, 2016, whereas in YTD 2016 our assets decreased representing a source of cash of $0.1 million, a comparative decline in the source of cash of $0.1 million. In both periods our accounts receivable balance decreased representing a source of cash of $1.2 million and $4.4 million in YTD 2017 and YTD 2016, respectively. In YTD 2017 our inventory balances declined due to the shipment of several large orders, representing a source of cash of $0.7 million and in YTD 2016 our inventory increased by $3.5 million, representing a use of cash. Cost and estimated earnings in excess of billings on uncompleted contracts was a use of cash of $1.5 million and a source of cash of $0.7 million in YTD 2017 and YTD 2016, respectively, which is primarily attributed to timing of billings on our turnkey projects. In both YTD 2017 and YTD 2016, other current and noncurrent assets increased representing a use of cash of $0.4 million and $1.4 million, respectively. In both periods we made annual premium payments of certain of our more expensive insurance policies.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented uses of cash of $8.5 million and $7.3 million in YTD 2017 and YTD 2016, respectively, an increase of $1.2 million. In YTD 2017, we paid $5.8 million to settle our performance-based note related to the Sumac acquisition. In YTD 2017 and YTD 2016, we made payments of our annual incentive bonus of $2.2 million and $5.5 million, respectively. Additionally, changes in our income taxes payable and receivable balances represented a use of cash of $4.4 million and $2.7 million in YTD 2017 and YTD 2016, respectively. The increase in the use of cash of $1.7 million is primarily related to the filing of our Canadian tax return in YTD 2017, which resulted in an increase in our income tax receivable of approximately $2.2 million.
Net cash used in investing activities totaled $2.8 million and $37.8 million for YTD 2017 and YTD 2016, respectively, a decrease of $35.0 million in the use of cash, due primarily to the acquisitions of Sumac and IPI in YTD 2016 for a total purchase price paid of $31.2 million, net of cash acquired. In YTD 2017 and YTD 2016, we purchased $3.8 million and $7.3 million, respectively, of property, plant and equipment. The $3.5 million reduction is primarily attributable to the fact that in YTD 2016 we incurred $3.1 million of costs related to the expansion of our tube bundle facility and warehouse at our primary manufacturing location in San Marcos, Texas. In YTD 2017 and YTD 2016, we invested $1.2 million and $1.3 million, respectively, in rental equipment for our Sumac business, net of dispositions. During YTD 2017, we realized proceeds from the sale of land and buildings, which we were no longer utilizing, for $0.8 million.
Net cash used in financing activities totaled $7.4 million and $3.1 million used in YTD 2017 and YTD 2016, respectively, reflecting an increase in the use of cash of $4.3 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $6.8 million in both periods. In YTD 2016, the use of cash was offset in part by $5.0 million of borrowings under our revolving credit facility to help finance the IPI acquisition. In YTD 2017 and YTD 2016, $0.6 million and $1.2 million of stock was withheld upon vesting of certain equity awards to satisfy our employees' tax obligations, respectively. In YTD 2016, we incurred $0.3 million in fees associated with the Amendment to our credit facility.
Off-Balance Sheet Arrangements
As of September 30, 2016, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 55% of our YTD 2017 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2017, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a decrease in net income of $0.2 million for YTD 2017. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in an increase in net income of $0.3 million for YTD 2017. A 10% appreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $0.3 million for YTD 2017. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $0.4 million for YTD 2017.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $0.4 million and $0.3 million in YTD 2017 and YTD 2016, respectively.
As of September 30, 2016, we had approximately $7.3 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2017, we estimate that our sales were negatively impacted by $0.4 million when compared to foreign exchange translation rates that were in effect in YTD 2016. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2017, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and several Asian currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $0.9 million and $7.3 million in YTD 2017 and YTD 2016, respectively, representing a comparative reduction in foreign currency translation losses of $6.4 million. The comparative reduction in YTD 2017 foreign currency translation losses is primarily due to the fact that in YTD 2017 most foreign currency exchange rates remained relatively stable against the U.S. dollar, whereas in YTD 2016 nearly all applicable foreign currencies in the countries we operate depreciated relative to the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (loss) (unaudited).

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 2.56% as of September 30, 2016. We entered into two interest rate swap agreements which fixed our interest payments on outstanding principal. Based on the terms of our interest rate swaps and the Amendment, our interest rate will average approximately 3.25% through March 2017. We have hedged 100% of future interest payments on our credit facility through maturity in April 2019. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At September 30, 2016, the interest rate on amounts outstanding on our revolving credit facility was approximately 2.56%. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of September 30, 2016, we had $87.8 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $0.9 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap agreements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2016.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 2, 2016	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements *

 __________________________________

*    Filed herewith