Form 10-K
period 2017-03-31
Thermon Group Holdings, Inc.
filed 2017-05-30
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2017

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2016 was $631,365,235 based on the closing price of $19.75 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 25, 2017, the registrant had 32,370,856 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2017

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("this annual report") includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this annual report, including in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words "anticipate," "assume," "believe," "budget," "continue," "could," "should," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "will," "future" and similar terms and phrases are intended to identify forward-looking statements in this annual report.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; and (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (ix) our ability to protect data and thwart potential cyber attacks; (x) a material disruption at any of our manufacturing facilities; (xi) our dependence on subcontractors and suppliers; (xii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xiii) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xiv) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xv) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g. "fiscal 2017," "fiscal 2016" and "fiscal 2015" mean the Company's fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all of its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."

ITEM 1. BUSINESS

Business Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our five manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2017, approximately 55% of our revenues were generated outside of the United States. Since March 2015, we have acquired three companies, Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. We offer both electric and steam heat tracing, as both are utilized to a significant extent in our end markets. Customers typically purchase our products when constructing a new facility, which we refer to as Greenfield projects, or when performing maintenance, repair and operations on a facility's existing heat-traced pipes or upgrading or expanding a current facility, which we refer to collectively as "MRO/UE." A large processing facility may require our heat tracing for a majority of its pipes, with the largest facilities containing hundreds of thousands of feet of heat-tracing cable and thousands of control points. While our products represent a fraction of the total cost of a typical processing facility, they are critical to the safe and profitable operation of the facility. These facilities are complex, with numerous classified areas that are inherently hazardous - and where product safety concerns are paramount. We believe that our strong brand and established reputation for safety, reliability and customer service are critical contributors to our customers' purchasing decisions.

Our customers' need for MRO/UE solutions provides us with an attractive recurring revenue stream. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 61% of our revenues for fiscal 2017 were derived from such MRO/UE activities.

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

Our corporate offices are located at 100 Thermon Drive, San Marcos, TX 78666. Our telephone number is (512) 396-5801. Our website address is www.thermon.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available free of charge on our Investor Relations website located at http://ir.thermon.com. All reports that we have filed with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K and our Current Reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our Investor Relations website. In addition, all reports filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. None of the information on our website or any other website identified herein is incorporated by reference in this annual report and should not be considered a part of this annual report.

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

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms, which we refer to collectively as our former private equity sponsors, acquired Audax's controlling interest in us. The acquisition and related transaction expenses were financed through the issuance of senior secured notes and an equity investment by our private equity sponsors and certain members of our current and former management team. As used in this annual report, the "CHS Transactions" refer collectively to such acquisition, the equity investment in us by CHS, our other former private equity sponsors and certain members of our management team and related financing transactions.

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

Over the last decade, our management team has focused on significant organic growth opportunities, particularly in high growth markets such as the Canadian oil sands region, the U.S. gulf coast, the Middle East and Russia. Since March 2015, we began executing on a strategy to grow our Company through the acquisition of businesses in the thermal solutions industry or businesses that provide complementary products and solutions for the markets and customers we serve. On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp located in Cape Town, South Africa in a $3.9 million cash transaction. Unitemp, formerly a distributor of Thermon's thermal solutions in South Africa, offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa. On April 1, 2015, we acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for approximately $11.0 million in cash and up to $5.9 million of potential additional contingent cash consideration, which was settled for $5.8 million in fiscal 2017. Sumac is based in Fort McMurray, Alberta, Canada and designs and manufactures temporary electrical power distribution equipment that is used in hazardous-location and general purpose areas within industrial facilities. On July 31, 2015, we acquired 100% of the capital stock of IPI, an insulation contractor located in Port Neches, Texas serving the U.S. refining, petrochemical, power and energy, marine and pulp and paper industries, in a $21.8 million cash transaction. IPI has a significant presence in the Texas and Louisiana Gulf Coast region.

Industry Overview

Alvarez & Marsal Private Equity Performance Improvement Group, LLC, or "A&M," estimated that the market for industrial heat tracing design and parts is approximately $2.8 billion in annual revenues in 2015. A&M also estimates that this market is composed of 60% electric heat tracing and 40% steam heat tracing. While some environments welcome a conversion to electric heat tracing, a significant number of applications will remain protected by steam - due to both safety and the fact that many processes generate steam as a by-product, making it readily available. The industrial electric heat tracing industry is fragmented and consists of more than 30 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. The market for steam heat tracing solutions is equally as fragmented, but served by fewer companies, as the applications can be extremely high-temperature - requiring specific domain knowledge and manufacturing and installation techniques that are unique. Thus, heat tracing providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require heat tracing, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meet these criteria.

The major end markets that drive demand for heat tracing include oil & gas, chemical processing and power generation. We believe that there are attractive near-to medium-term trends in each of these end markets.

·
Oil & Gas. Heat tracing is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. From fiscal 2012-2015, we experienced significant growth in the upstream oil and gas market, with our growth heavily concentrated in the Canadian oil sands region. Due to the approximate 51% decline in crude oil prices over the last three years, we have seen suspensions or delays in capital spending within the upstream oil and gas sector, and in particular in the Canadian oil sands region, which has been partially offset by an increase in spending in the downstream oil and gas sector. A&M estimated in 2015 that the oil and gas end market accounted for approximately 57% of the total market for electric heat tracing in 2015, or approximately $830 million.

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

Segments

In connection with acquisitions made during fiscal 2016, the Company reviewed its determination of segments. Previously, we aggregated geographic markets into one reportable segment. Based on our review, we revised our segment reporting to four reportable segments based on four geographic countries or regions: United States, Canada, Europe and Asia. All prior period results have been revised to conform to the current year presentation. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we have acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 16, "Segment Information" for financial data relating to our four reportable segments.

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

Steam Heating Solutions

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

Currently, we are adding capabilities to include full steam heating solutions. This includes the design, engineering, procurement, integration, installation, and insulation of steam systems that include the steam supply manifold, the condensate return manifold, and the tubing, valves, fittings, heat trace, and other components that exist in-between.

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

We offer a variety of temperature control monitoring systems as part of our TraceNet™ family of controllers. TraceNet™ controllers allow the operator to assess operating control parameters and operating conditions throughout the heat tracing system network utilizing our TraceNet™ control solutions. Our controllers can communicate with up to 4,096 controllers over 32 channels, allowing up to 15,000 heat trace circuits to be monitored within the same network. We actively seek to expand our TraceNet™ product offerings with the goal of offering the customers the most advanced and easy-to-use monitoring systems in the marketplace.

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

Our turnkey business in the United States is based in Houston, Texas, Port Neches, Texas and Baton Rouge, Louisiana. During fiscal 2017, we worked on more than 363 turnkey projects, with the largest turnkey project accounting for approximately $3.1 million in revenue. Engineering and construction companies in the United States often subcontract their heat tracing projects to outside parties, including us, because of the field's highly specialized nature.

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

Sumac Temporary Power Products

In April 2015, we acquired a 75% controlling interest in the business previously operated by Sumac. Sumac's line of products and solutions are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Sumac products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures - and are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. A number of these products are engineered-to-order based on proprietary designs.

Sumac's products are designed around the "plug and play" concept and differentiated from others in the industry through unique safety features that include arc flash protection i.e, protecting users while making and breaking connections under electrical load, and offering ground fault protection. Certain products are certified to safely operate in hazardous areas such as live plant environments that process combustible chemicals and materials. Sumac's suite of products is designed to allow for quick reconfigurations of electrical power distribution panels to meet the changing needs of contractors as work moves from one phase to the next during construction and facility maintenance operations. These features help our customers save considerable time on the job site and realize significant cost savings while maintaining the highest level of safety. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings.

Manufacturing and Operations

We have five manufacturing facilities on three continents. We manufacture the products that generate a majority of our total sales at our principal facility in San Marcos, Texas including flexible heating cables, heat tracing compound and tubing bundles. Our facilities are highly automated, which reduces labor costs. Our facilities incorporate numerous manufacturing processes that utilize computer-controlled equipment and laser technology. We maintain a ready supply of spare parts and have on-site personnel trained to repair and perform preventative maintenance on our specialized equipment, reducing the likelihood of long term interruptions at our manufacturing facilities. Our manufacturing facilities are equipped to provide us with maximum flexibility to manufacture our products efficiently and with short lead times. This in turn allows for lower inventory levels and faster responses to customer demands.

Our flexible heat cable products are manufactured in San Marcos, Texas. The manufacturing building has approximately 48,000 square feet of floor space, including offices. The facility has excess capacity and will support growth of our primary heat cable sales to an aggregate revenue capacity of $400 to $500 million, depending on pricing and product mix.

Our electronic cross-linking facility, which we refer to as our "ECLF," is also located at the San Marcos facility. Cross-linking enhances the thermal, chemical and electrical stability of our low-temperature self-regulating heater cables. By performing cross-linking in-house, we condense the overall manufacturing cycle by approximately six weeks. This enhances our ability to ensure a high level of product quality and to better control the production process.

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

Sumac's products are currently fabricated at a facility in Fort McMurray, Alberta, Canada. Sumac's customer base has primarily been in the oil sands region of Alberta, Canada, which is a remote location. We are in the process of expanding Sumac's temporary power solution presence in the U.S. gulf-coast region with the addition of fabrication capacity at our San Marcos, Texas facility.

In February 2017, we announced our newest manufacturing facility in Russia, Thermon Eurasia LLC, a wholly owned indirect subsidiary that will begin local production of key products in the greater Moscow region. The new production facility, approximately 20,300 square feet, will focus on manufacturing, fabrication, packaging and quality control of high-temperature self-regulating heating cables, low-temperature self-regulation heating cables, series constant watt cables, mineral insulated heating circuits, power and splice boxes, mechanical thermostats, electronic control modules, heat tracing kits and accessories, control panels and power distribution boards. The facility will help us better serve our customers in the region through a comprehensive local suite of heat tracing products and services, including sales support, logistics, engineering, technical support, project management, and field services for electric and steam heat tracing, as well as other industrial process heating applications. We believe Russia and the adjacent Eurasian countries represent a very important and promising market opportunity for Thermon, and the new production facility is a key strategic investment. Our capital investment for the new facility was $1.0 million, and we anticipate that it will be fully operative in June 2017.

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

In April 2015, we completed the expansion of our primary distribution center located in San Marcos, Texas at a total cost of $3.9 million including equipment. The expansion has significantly increased our storage capacity, reduced outside storage costs and consolidated warehouse operations for improved efficiencies.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenues in fiscal 2017.

Sales and Marketing

Our direct sales force, consisting of 141 employees as of March 31, 2017, is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective heat tracing solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international heat tracing standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high quality heat tracing products. In addition, we believe that our registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

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

Competition

The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is the Thermal Management sub-segment of Pentair plc's (NYSE: PNR) Electrical segment.

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

Research and Development

Our research and development activities are focused on identifying new technologies to enhance our industrial heat tracing solutions through identifying opportunities to maximize product reliability and reduce the customer's total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current product development initiatives include polymer research and continued advancement of integrated control and monitoring systems. Software development activities include advanced heat tracing network monitoring communication software and engineering design software initiatives.

Employees

As of March 31, 2017, we employed approximately 959 persons on a full-time basis worldwide. We have never experienced any organized work stoppage or strike, however approximately 2% of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

The following risk factors address the material risks concerning our business. If any of the risks discussed in this annual report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt could be materially and adversely affected and the trading price of our common stock could decline significantly. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled "Forward-Looking Statements."

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

Suspensions and delays in large capital projects within the energy sector, especially in Canada, have adversely affected our results of operations over the last three years. A sustained downturn in the energy industry, due to oil and gas prices decreasing or otherwise, could further decrease demand for some of our products and services, which would materially and adversely affect our business, financial condition and results of operations.

A significant portion of our revenue historically has been generated by end-users in the oil and gas markets where we serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. The businesses of most of our customers in the energy industry are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays and cancellations may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays and cancellations may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas are volatile and within the past three years, the price of crude oil has declined by approximately 51%. We have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in Canada, where revenue from our Canadian operations has declined by approximately 27% and 42%, year over year, for fiscal 2017 and fiscal 2016, respectively. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could also have a significant negative impact on the market price of our common stock.

Our backlog may fluctuate and a failure to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2017 was $106.9 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

For fiscal 2017, approximately 55% of our revenues were generated outside of the United States, and approximately 39% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

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

As a company we store company, customer, employee and business partner information, which may include, among other information, trade secrets, names, addresses, phone numbers, email addresses, tax identification numbers, payment account information and customer facility information. We could be subject to sophisticated and targeted attacks intending to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including the introduction of computer viruses or malware, cyber-attacks and other means. We require user names and passwords in order to access our information technology systems. These security measures are subject to potential third-party security breaches, employee error, malfeasance and faulty password management, among other limitations. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. We we may not be able to anticipate, detect or recognize threats to our system or to implement effective preventive measures against all security breaches. If we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could, among other things:

•	risk our confidential manufacturing processes and other trade secreted information that may lead to new and increased entrants and competitors or cause other damage to the business;

•	expose our customers' facilities and projects to increased safety and security risk;

•	materially damage business partner and customer relationships;

•	adversely impact our financial results and expose us to potential risk of loss or litigation; and/or

•	require us to incur substantial costs or require us to change our business practices;

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

    Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning on May 3, 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. None of Thermon's personnel located in Fort McMurray were injured nor were our facilities damaged. However, the entire city of Fort McMurray, including all of our staff, was evacuated for a period of approximately four weeks. We incurred temporary relocation costs of $21 thousand for our employees as well as business interruption costs. As a result of the crisis at Fort McMurray, many of the nearby oil sands region facilities ceased operations for approximately one month. This shut down adversely impacted Thermon's core thermal solutions business and Sumac's equipment rental and sales business during fiscal 2017. See Note 18, "Business Interruption Recoveries."
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

We derived approximately 8%, 7% and 3% of our revenue from Russia in the years ended March 31, 2017, 2016 and 2015, respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, and operations could be materially adversely affected. The sanctions have not had a material impact on our operations to date; however, going forward, we cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations or cash flows.

We may not be able to effectively manage our exchange rate and/or currency transaction risks. Volatility in currency exchange rates may decrease our revenues and profitability, adversely affect our liquidity and impair our financial condition. While we have entered into hedging instruments to manage our exchange rate risk as it relates to certain intercompany balances with certain of our foreign subsidiaries, these hedging activities we have entered into do not eliminate this exchange rate risk, nor do they reduce risk associated with total foreign sales.

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. In fiscal 2017 and fiscal 2016, the value of the U.S. Dollar strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenues by $1.3 million and $19.9 million, respectively, and further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthens relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.

Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. Fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In addition, the net asset values of foreign operations are adjusted upward and downward based on currency exchange rate fluctuations and are reported in our foreign currency translation adjustment as part of other comprehensive income in our consolidated statements of operations and comprehensive income.

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

We test goodwill and indefinite-life intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2017, our goodwill and other intangible assets balance was $209 million, which represented 46% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. For example, we recognized a pre-tax, non-cash impairment charge of $1.7 million for the year ended March 31, 2016 related to the goodwill and other intangible assets of Unitemp. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

Under our customer contracts, we often indemnify our customers from damages and losses they incur due to our work or services performed by us, as well as for losses our customers incur due to any injury or loss of life suffered by any of our employees or our subcontractors' personnel occurring on our customer's property. Many, but not all, of our customer contracts include provisions designed to limit our potential liability by excluding consequential damages and lost profits from our indemnity obligations. However, substantial indemnity claims may exceed the amount of insurance we maintain and could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

At the end of fiscal 2016, two of our senior executives, including our former chief executive officer, both of which had been with the Company for over 45 years, announced their retirements effective March 31, 2016. Both senior executives have agreed to continue assisting the Company on a consulting basis. While replacements were previously identified and were current members of our senior management team, we cannot provide any assurance that replacements will perform at or near the same levels of our prior senior executives. Our future success will depend on, among other factors, our ability to successfully execute our succession plan and continue to attract and retain qualified personnel, such as engineers and other skilled labor, and in particular management and skilled employees for our foreign operations.

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

We have substantial indebtedness. At March 31, 2017, we had $81.0 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

The SEC has adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of the Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to "conflict minerals," defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. On an annual basis, the Company must make disclosures to the SEC regarding products it sold during the calendar year. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the "conflict minerals" that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the Company originated in the Democratic Republic of the Congo or an adjoining country. If any such "conflict minerals" originated in the Democratic Republic of the Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such "conflict minerals" and their chain of custody with the ultimate objective of determining whether the "conflict minerals" directly or indirectly financed or benefited armed groups in the Democratic

Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. We have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal executive offices are located at 100 Thermon Drive, San Marcos, Texas. A summary of our physical properties as of March 31, 2017 follows in the table below. We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. We have manufacturing facilities in the United States, Canada, Europe and India. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards.

Location	Country	Approximate Size	Function	Owned/Leased
Corporate Headquarters San Marcos ,TX	United States	252,600 sq. ft. on 30 acres	Manufacturing, fabrication, sales, engineering, marketing, research and development, warehouse and corporate headquarters	Owned
Houston, TX	United States	41,000 sq. ft.	Fabrication, engineering and sales	Leased
Baton Rouge, LA	United States	10,000 sq. ft.	Sales, engineering and warehouse	Owned
Port Neches, TX	United States	22,800 sq. ft.	Sales and warehouse	Leased
Office: Calgary, AB	Canada	34,000 sq. ft.	Fabrication, sales, engineering and warehouse	Leased
MI Plant: Calgary, AB	Canada	46,000 sq. ft.	Manufacturing, fabrication and warehouse	Leased
Edmonton, AB	Canada	32,000 sq. ft.	Sales and warehouse	Leased
Fort McMurray, AB	Canada	5,000 sq. ft.	Fabrication, sales and warehouse	Leased
Mexico City	Mexico	5,600 sq. ft.	Sales and engineering	Leased
Rio de Janeiro	Brazil	625 sq. ft.	Sales, engineering and warehouse	Leased
Pijnacker	Netherlands	35,000 sq. ft. on 1.5 acres	Manufacturing, fabrication, sales, engineering, warehouse, marketing and European headquarters	Owned
Moscow	Russia	2,600 sq. ft.	Sales and engineering	Leased
Moscow	Russia	20,300 sq. ft.	Manufacturing, fabrication and warehouse	Leased
Paris	France	4,500 sq. ft.	Sales and engineering	Leased
Gateshead, Tyne & Wear	United Kingdom	5,000 sq. ft.	Sales, engineering and warehouse	Leased
Bergisch Gladbach	Germany	2,800 sq. ft.	Sales and engineering	Leased
Cape Town	South Africa	21,250 sq. ft.	Sales, engineering, fabrication and warehouse	Leased
Johannesburg	South Africa	11,250 sq. ft.	Sales and warehouse	Leased
Manama	Bahrain	1,100 sq. ft.	Sales and engineering	Leased
Shanghai	China	2,500 sq. ft.	Sales and engineering	Leased
Shanghai	China	4,600 sq. ft.	Warehouse	Leased
Shanghai	China	400 sq. ft.	Warehouse	Leased
Beijing	China	1,650 sq. ft.	Sales and engineering	Leased
Mumbai	India	3,000 sq. ft.	Sales and engineering	Leased
Koregon Bhima, Pune	India	15,000 sq. ft. on 3 acres	Manufacturing, fabrication and warehouse	Owned
Noida	India	2,000 sq. ft.	Engineering	Leased
Caringbah, New South Wales	Australia	675 sq. ft.	Sales	Leased
Bayswater, Victoria	Australia	1,350 sq. ft.	Fabrication, sales, engineering and warehouse	Owned
Kuala Lumpur	Malaysia	475 sq. ft.	Sales and engineering	Leased
Yokohama	Japan	1,700 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	7,000 sq. ft.	Sales and engineering	Leased
Seoul	South Korea	1,400 sq. ft.	Warehouse	Leased

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

	Thermon Common Stock
	High	Low	Dividends Paid
For the quarterly period ended:
June 30, 2015	$24.87	$21.88	—
September 30, 2015	$25.63	$20.54	—
December 31, 2015	$22.59	$16.14	—
March 31, 2016	$18.46	$13.97	—
For the quarterly period ended:
June 30, 2016	$21.87	$16.87	—
September 30, 2016	$21.11	$16.66	—
December 31, 2016	$21.20	$16.50	—
March 31, 2017	$21.48	$18.33	—
For the quarterly period ended:
June 30, 2017 (Through May 25, 2017)	$21.39	$17.84	—
On May 25, 2017, the closing sale price of our common stock, as reported by the NYSE, was $17.90. As of May 25, 2017, there were approximately 16 holders of our common stock of record.

Stock Performance

The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to the (i) the Russell 2000 index, (ii) Russell 3000 Index (iii) Russell 2000 Global Index and (iv) a peer group selected by the Company, in each case over the same period. Our peer group was selected in good faith and is comprised of manufacturing companies who compete in similar industries and possess similar sales and market capitalizations. The returns of each company in the peer group have been weighted according to market capitalization. The plotted points in the line graph are based on the closing price on the last trading date of the fiscal year. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2012 (the last day of fiscal 2012), and assumes the reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future price performance.

	March 31, 2012	March 31, 2013	March 31, 2014	March 31, 2015	March 31, 2016	March 31, 2017
Thermon Group Holdings, Inc.	$100.00	$108.61	$113.35	$117.70	$85.87	$101.91
iShares Russell 3000 Index	$100.00	$115.83	$143.86	$160.62	$159.28	$186.75
iShares Russell 2000 Index	$100.00	$117.80	$146.86	$158.58	$142.74	$144.66
Russell Global Index	$100.00	$110.61	$127.94	$129.74	$106.12	$120.92
Peer Group (a)	$100.00	$128.47	$140.81	$123.46	$138.21	$195.95

(a) Our peer group is comprised of the following publicly traded companies, which we selected in good faith on the basis of being manufacturing companies that compete in similar industries and have comparable sales and market capitalizations as Thermon: Ampco-Pittsburgh Corp. (AP), AAON Inc. (AAON), Flotek Industries Inc. (FTK), Gorman-Rupp Co. (GRC), Advanced Energy Industries Inc. (AEIS), Allied Motion Technologies, Inc. (AMOT), ESCO Technologies Inc. (ESE), Aspen Aerogels, Inc, (ASPN), Badger Meter, Inc. (BMI), DMC Global, Inc. (BOOM), Brooks Automation, Inc. (BRKS), Cohu, Inc. (COHU), Hurco Companies, Inc. (HURC), Lydall, Inc. (LDL), MFRI, Inc. (MFRI), and Powell Industries Inc. (POWL).

The information in this "Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Dividend Policy

Since the completion of the CHS Transactions on April 30, 2010, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law and other factors. In particular, our credit facility limits our ability to pay dividends from cash generated from operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information." See also Note 13, "Stock-Based Compensation Expense" to our consolidated financial statements included elsewhere in this annual report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2017 ("fiscal 2017"), March 31, 2016 ("fiscal 2016"), March 31, 2015 ("fiscal 2015"), March 31, 2014 ("fiscal 2014") and March 31, 2013 ("fiscal 2013"). The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2017 and 2016 and for fiscal 2017, fiscal 2016 and fiscal 2015, which are contained in Item 8 elsewhere in this annual report.

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$264,130	281,928	308,578	277,323	$284,036
Cost of sales	152,199	150,613	153,874	142,153	151,204
Gross profit	$111,931	$131,315	$154,704	$135,170	$132,832
Operating expenses:
Marketing, general and administrative and engineering	77,715	80,729	76,868	65,463	64,633
Amortization of intangible assets	11,772	12,112	10,775	11,090	11,211
Impairment of intangible assets and goodwill	—	1,713	—	—	—
Income from operations	$22,444	$36,761	$67,061	$58,617	$56,988
Interest income	566	423	460	246	112
Interest expense (1)	(3,518)	(4,142)	(4,565)	(10,019)	(15,225)
Loss on retirement of debt	—	—	—	(15,485)	—
Other expense	(410)	(676)	(394)	(596)	(325)
Income from continuing operations before provision for income taxes	$19,082	$32,366	$62,562	$32,763	$41,550
Income tax expense	4,098	8,716	13,176	6,964	14,576
Net income	$14,984	$23,650	$49,386	$25,799	$26,974
Income attributable to non-controlling interests	343	641	—	—	—
Net income available to Thermon Group Holdings, Inc.	14,641	23,009	49,386	25,799	26,974
Net income per common share:
Basic	$0.45	$0.72	$1.54	$0.82	$0.88
Diluted	0.45	0.71	1.52	0.80	0.85
Weighted-average shares used in
computing net income per
common share (thousands)
Basic	32,302	32,177	32,027	31,595	30,797
Diluted	32,633	32,593	32,407	32,154	31,797

Cash dividends per share	—	—	—	—	—

Other Financial and Operating Data:
Capital expenditures	8,370	12,581	6,075	3,367	6,264
Backlog at end of period (2)	106,880	81,242	75,745	84,840	95,228

	At March 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$42,842	$84,570	$93,774	$72,640	$43,847
Accounts receivable, net	63,719	57,432	60,441	52,578	56,123
Inventory, net	34,020	40,645	41,008	37,316	34,391
Total assets	454,080	468,677	449,757	442,180	435,523
Total debt, principal amount	81,000	94,500	108,000	121,500	118,145
Deferred debt issuance costs	524	888	1,217	1,351	4,152
Total debt, net of deferred debt issuance costs	80,476	93,612	106,783	120,149	113,993
Total equity	312,502	298,701	271,766	250,466	226,047

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

Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our five manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2017, approximately 55% of our revenues were generated outside of the United States. Since March 2015, we have acquired three companies, Unitemp, Sumac and IPI, that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

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

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2017 was $106.9 million, as compared to $81.2 million at March 31, 2016. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in capital spending for new facilities in Canada, Eastern Europe and the Middle East. Revenues derived from Europe, including the Middle East, accounted for 27%, 23% and 19% of our total revenues during fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and revenues derived from the Canada segment accounted for 16%, 20% and 32% of our total revenues during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have completed three acquisitions: Unitemp, Sumac and IPI. Our fiscal 2017 and fiscal 2016 results reflect $23.6 million and $26.0 million in revenue, respectively and $1.9 million and $2.8 million, respectively in income from operations contributed by our acquired businesses. See Note 6. "Acquisitions, Goodwill and Other Intangible Assets" to our consolidated financial statements and accompanying notes thereto included below in Item 8. Financial Statements and Supplementary Data of this annual report for information on these acquisitions.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,
	2017	2016	2015
Greenfield	39%	34%	41%
MRO/UE	61%	66%	59%

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

Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For fiscal 2017, MRO/UE sales comprised approximately 61% of our consolidated revenues.

Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Developments-Canadian operations.  During fiscal 2017 and fiscal 2016, revenue from our Canadian operations has decreased, year over year, by approximately 27% and 42% compared to revenues generated in fiscal 2016 and fiscal 2015, respectively. Lower crude oil prices over the last three years have had a significant adverse impact on capital spending, particularly in the Canadian oil sands region, which in turn resulted in the decline in our revenue in Canada. We believe that the revenue decline in our Canadian reporting unit is cyclical in nature and that our long term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our Canadian operations.
During the three months ended September 30, 2015, we completed a restructuring of our Canadian operations in which we reduced approximately 34% of our Canadian workforce and closed two sales offices. The employee severance and office closure costs totaled approximately $0.6 million. These spending reductions are intended to align the expected cost structure with future expected revenue levels.
We consider the decline in our Canadian business to be an indicator of potential asset impairments in our Canadian reporting units. The goodwill balance in the Canadian reporting units at March 31, 2017 was $43.4 million and the net intangible assets are $23.8 million. Beginning in the second quarter of fiscal 2016, we began to perform quarterly goodwill and intangible asset impairment assessments of our Canadian operations utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the results of our quarterly goodwill impairment assessment, the estimated fair value of the Canadian reporting unit exceeded the carrying value. As such, there was no impairment of our Canadian reporting unit's goodwill or intangible assets during fiscal 2017. We will continue to monitor our Canadian reporting unit's goodwill and intangible asset valuations and test for potential impairments until the overall market conditions in such region improve.
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
Recent Developments-Sumac operations and fire in Fort McMurray, Alberta, Canada.  Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning on May 3, 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. None of Thermon's personnel located in Fort McMurray were injured nor were our facilities damaged. However, the entire city of Fort McMurray, including all of our staff, was evacuated for approximately one month, and did not return until the first week of June 2016. As a result of the shutdown of our business operations in Fort McMurray during this period, we incurred business interruption costs and approximately $21 thousand for temporary relocation of our employees. In the fourth quarter of fiscal 2017, we reached a settlement with the insurance carrier in the amount of $320 thousand. See Note 18, "Business Interruption Recoveries."

Results of Operations

The following table sets forth data from our statements of operations as a percentage of sales for the periods indicated.

	Fiscal Year Ended March 31,
	2017		2016		2015
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$264,130	100%	$281,928	100%	$308,578	100%
Cost of sales	152,199	58	150,613	53	153,874	50
Gross profit	$111,931	42%	$131,315	47%	$154,704	50%
Operating Expenses:
Marketing, general, and administrative and engineering	74,313	28%	71,274	25%	73,574	24%
Acquisition related contingent consideration accounted for as compensation (1)	—	—	5,706	2	—	—
Stock compensation expense	3,402	1	3,749	1	3,294	1
Amortization of intangible assets	11,772	4	12,112	4	10,775	3
Impairment of intangible assets and goodwill (2)	—	—	1,713	1	—	—
Income from operations	$22,444	8%	$36,761	13%	$67,061	22%
Interest expense, net (3)	(2,952)	(1)	(3,719)	(1)	(4,105)	(1)
Other expense	(410)	—	(676)	—	(394)	—
Income before provision for income taxes	$19,082	7%	$32,366	11%	$62,562	20%
Income tax expense	4,098	2	8,716	3	13,176	4
Net income	$14,984	6%	$23,650	8%	$49,386	16%
Income attributable to non-controlling interest	343	—%	641	—%	—	—%
Net income available to Thermon Group Holdings, Inc.	14,641	6%	23,009	8%	49,386	16%

(1)
As part of the Sumac transaction, we issued the sellers a $5.9 million non-interest bearing note ("performance note") that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7.5 million Canadian dollars subject to the achievement of certain performance metrics during the twelve month period ended April 1, 2016. The terms of the performance-based note assume the continued employment of Sumac's principals and, as a result, the performance note payment is accounted for as compensation expense. The performance note was settled during the first quarter of fiscal 2017 for $5.8 million.

(2)	During the year ended March 31, 2016, the European segment's financial results were negatively impacted by a $1.7 million impairment charge to Unitemp's goodwill and other intangible assets.

(3)
Interest expense for fiscal 2016 included a $0.3 million acceleration of amortization of our deferred debt issuance costs in connection with the second amendment to our credit agreement and, during the same period, we incurred an additional $0.4 million in amortized debt issuance costs. Further reductions in our fiscal 2017 and fiscal 2016 interest expense were due to the difference in interest rates on our term loan that carried an interest rate that ranged from 2.87% to 3.62% after giving effect to our interest rate swaps and the interest rate reductions realized from the first and second amendments to our restated credit agreement.

Year Ended March 31, 2017 ("Fiscal 2017") Compared to the Year Ended March 31, 2016 ("Fiscal 2016")

Revenues. Revenues for fiscal 2017 were $264.1 million, compared to $281.9 million for fiscal 2016, a decrease of $17.8 million, or 6%, mostly attributable to decreases in Canada, the United States and Asia, offset in part by increased sales in Europe. Our sales mix in fiscal 2017 was 39% Greenfield and 61% MRO/UE compared to 34% Greenfield and 66% MRO/UE in fiscal 2016.

In fiscal 2017, revenue grew in our Europe segment and declined in our Canada, United States and Asia segments. We are experiencing continued pricing pressure within most industries we serve. While there have been some recent increases in the price of oil, we are experiencing a continued deferral of capital and maintenance spending from our customers, particularly in the United States and Canada. Europe has been the recent exception to this trend. Fiscal 2017 revenue increased by $5.8 million in our Europe segment or 9% as compared to fiscal 2016. Within our Europe segment, we are beginning to see increased demand in the downstream energy market, particularly in Russia, Eastern Europe and the Middle East. Fiscal 2017 revenues in Canada declined $15.2 million or 27%. Canadian revenues continue to be impacted by low crude oil prices, which has resulted in the postponement or suspension of upstream exploration and production projects, particularly in the Canadian oil sands region, where the cost to extract oil is high. To a lesser degree, our fiscal 2017 Canada segment's revenues were also negatively impacted by the evacuation of Fort McMurray and the related suspension of oil sands facility projects (as discussed above under “Recent Developments”). Fiscal 2017 revenue in the United States declined by $6.2 million or 5%. Our IPI business contributed revenue of $12.9 million and $8.9 million in revenue in fiscal 2017 and fiscal 2016, respectively, representing an increase of $4.0 million. We acquired IPI on July 31, 2015; therefore, fiscal 2016 only contains nine months of IPI revenue, whereas fiscal 2017 contains twelve months of IPI revenue. Within the United States segment, excluding IPI, our revenue declined $10.3 million or 9% in fiscal 2017 as compared to fiscal 2016. Greenfield and upgrade and expansion (“UE”) demand in the U.S. gulf coast region remains relatively strong. However, we have encountered weakening demand in MRO sales related to the cycle of deferred maintenance spending we see in North America. Our Asia segment revenue declined by $2.1 million or 6% in fiscal 2017 as compared to fiscal 2016, which is primarily attributable to a slow fourth quarter due to customer project timing.

Gross profit and margin. Gross profit totaled $111.9 million in fiscal 2017, compared to $131.3 million in fiscal 2016, a decrease of $19.4 million, or 15%. The decline in gross profit is due to the decline in revenue, and a decline in our gross margin percentage. Gross margins decreased from 47% in fiscal 2016 to 42% in fiscal 2017. Our fiscal 2016 gross margins were within our expected gross margin historical range of 45%-50%, whereas our fiscal 2017 gross margins were below this range. Our fiscal 2017 gross margins were negatively impacted by an unfavorable product mix. In fiscal 2017, we experienced a higher concentration of Greenfield revenue, as well as a higher concentration of construction services, as compared to fiscal 2016. Our MRO sales include the greatest concentration of sales of our higher margin heat tracing cable. Greenfield revenue has lower gross margins than our MRO revenue due to a higher mix of third-party manufactured products, engineering costs and installation labor related costs.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $74.3 million in fiscal 2017, compared to $71.3 million in fiscal 2016, an increase of $3.0 million, or 4%. As a percentage of total revenues, marketing, general and administrative and engineering costs were 28.1% and 25.3% in fiscal 2017 and fiscal 2016, respectively. In fiscal 2017, depreciation expense increased by $1.4 million over fiscal 2016 attributable to increased capital expenditures of $12.6 million in fiscal 2016. Fiscal 2017 contains four additional months of on-going expenses from our IPI business that we acquired on July 31, 2015. As a result, fiscal 2017 reflects approximately $1.0 million of additional marketing, general and administrative and engineering expense attributable to IPI.  Additionally we noted an increase in our incentive bonus of $0.3 million in fiscal 2017 due to reporting units achieving their business goals, with the remaining increase attributable mostly to higher salary and benefit costs.

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

Acquisition related contingent consideration accounted for as compensation. During fiscal 2016, we recorded $5.7 million of acquisition related contingent consideration costs related to Sumac's $5.9 million performance-based note. Since the performance-based note assumes the continued employment of Sumac's principals, the amount was recorded as compensation expense. No costs related to the Sumac contingent consideration were recorded in fiscal 2017. See Note 6. "Acquisitions, Goodwill and Other Intangible Assets" to our consolidated financial statements included in Item 8 of this annual report for further discussion.

Stock compensation expense. Stock compensation expense decreased $0.3 million in fiscal 2017, primarily due to an award granted in fiscal 2016 to a newly hired member of our senior management team that had a one year vesting period and was fully expensed in fiscal 2016.

Impairment of intangible assets and goodwill. During fiscal 2016 Unitemp received notice that a distribution partner intended to end its relationship with the Company. Due to the forecasted revenue loss, as well as the fact Unitemp's financial performance was below our forecast used at the acquisition date, we performed an impairment analysis. Based on the results of our impairment analysis it was determined the implied fair value of goodwill and the fair value of certain acquired intangible assets were below the assets carrying value. As a result of our assessment we impaired $1.2 million of goodwill and $0.5 million of intangibles assets related to our Unitemp reporting unit. The Company determined that there were no impairments to goodwill or intangible assets in fiscal 2017.

Amortization of intangible assets. Amortization of intangible assets was $11.8 million in fiscal 2017, compared to $12.1 million in fiscal 2016, a decrease of $0.3 million. The decrease in our amortization of intangible assets was primarily due to the finalization of our provisional purchase accounting for the IPI transaction in which we reduced the fair value and useful lives of customer relationships. As a result of these IPI purchase accounting adjustments, we recorded a cumulative reduction of amortization of intangible asset expense of $0.3 million during fiscal 2017.

Interest expense, net. Interest expense, net totaled $3.0 million in fiscal 2017, compared to $3.7 million in fiscal 2016, a decrease of $0.7 million. Interest expense on outstanding principal decreased by $0.3 million in fiscal 2017 as compared to fiscal 2016. The decrease is attributed to a $13.5 million scheduled reduction of outstanding principal on our senior secured credit facility as well as interest rate reductions realized from the first and second amendments to our credit agreement. In fiscal 2016, in connection with the second amendment, we incurred a $0.3 million acceleration of deferred debt issuance costs which is included in interest expense. In fiscal 2017, interest income increased $0.1 million, primarily due to a strategic decision to increase short term investments to generate interest income.

Other expense. Other expense was $0.4 million in fiscal 2017, compared to $0.7 million in fiscal 2016, a decrease of $0.3 million. We experienced foreign currency exchange transaction losses of $0.6 million and $0.6 million in fiscal 2017 and fiscal 2016, respectively. See Note 2, "Fair Value Measurements" to our consolidated financial statements included in Item 8 of this annual report for further discussion of our foreign currency exchange transactions. In fiscal 2017, the Company recorded gains on the sale of fixed assets in the amount of $0.2 million compared to a loss on the sale of fixed assets of $0.1 million in fiscal 2016.

Income taxes. Income tax expense was $4.1 million in fiscal 2017, on pre-tax net income of $19.1 million compared to income tax expense of $8.7 million in fiscal 2016 on pre-tax net income of $32.4 million, a decrease of $4.6 million. Our effective tax rates were 21.5% in fiscal 2017 and 26.9% in fiscal 2016. Our tax expense included discrete tax benefits totaling $0.6 million and $0.8 million in fiscal 2017 and fiscal 2016, respectively. Excluding these discrete events, our effective tax rate would have been 24.4% and 26.9% in fiscal 2017 and fiscal 2016, respectively. The effective tax rate before discrete events was lower in fiscal 2017 primarily due to relatively low taxable income in the United States where the corporate tax rate is 35% and a higher proportion of pre-tax earnings in other jurisdictions with a collective average tax rate of approximately 24.4%. See Note 15, "Income Taxes," to our consolidated financial statements, included elsewhere in this annual report, for further detail on income taxes.

Net income available to Thermon Group Holdings, Inc. Net income available to the Company was $14.6 million in fiscal 2017 as compared to $23.0 million in fiscal 2016, a decrease of $8.4 million. In fiscal 2017 our gross profit decreased by $19.4 million as a result of decreased revenue and a lower gross margin percentage. Fiscal 2017 results included favorable reductions in contingent consideration of $5.7 million related to the Sumac performance-based note which was recorded as compensation expense in fiscal 2016, a $1.7 million reduction in goodwill and intangible impairment charges, and a $1.0 million reduction in stock compensation, amortization of intangible assets, and other expense. These unfavorable results were partially offset by increases in marketing, general and administrative and engineering expenses of $3.0 million primarily due to increases in depreciation expense and the incremental increase of four additional months of IPI related administrative and operating costs. Interest expense, net decreased $0.8 million as a result of scheduled principal reductions and favorable reduction in debt amortization costs. Income tax expense decreased by $4.6 million primarily as a result of our decreased pre-tax net income. Income attributable to non-controlling interest was $0.3 million in fiscal 2017, a decrease of $0.3 million as compared to fiscal 2016, due to a decline in Sumac net income.

Year Ended March 31, 2016 ("Fiscal 2016") Compared to the Year Ended March 31, 2015 ("Fiscal 2015")

Revenues. Revenues for fiscal 2016 were $281.9 million, compared to $308.6 million for fiscal 2015, a decrease of $26.7 million, or 9%. Fiscal 2016 includes $26.0 million of revenue contributed by our acquired Unitemp, Sumac and IPI businesses. Revenues from our existing operations declined by $52.7 million or 17%, which is almost entirely due to the $53.3 million decline in our organic Canadian operations. Our organic revenues (i.e., excluding revenue from acquired businesses) were negatively impacted by $19.9 million due to the strong U.S. dollar and impact of comparative foreign currency translations in various geographies. During fiscal 2016 and fiscal 2015, MRO/UE revenue represented 66% and 59% of total revenues, respectively, and Greenfield revenue represented 34% and 41% of total revenues, respectively.

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

Income taxes. Income tax expense was $8.7 million in fiscal 2016, on pre-tax net income of $32.4 million compared to income tax expense of $13.2 million in fiscal 2015 on pre-tax net income of $62.6 million, a decrease of $4.5 million. Our effective tax rates were 26.9% in fiscal 2016 and 21.1% in fiscal 2015. Fiscal 2016 income tax expense was reduced by $1.3 million due to a reduction of our liability for uncertain tax positions, as the tax periods associated with certain positions are no longer subject to audit. The reduction in income tax expense was offset in part by additional tax expense of $0.5 million for deferred tax liabilities on intangible assets due to an increase in the provincial tax rate in Alberta, Canada. During fiscal 2015, we recorded an income tax benefit of $3.2 million that was primarily related to the release of a deferred tax liability for undistributed foreign earnings that we no longer expect to repatriate. Also during fiscal 2015, we released the valuation allowance for a net operating loss carry-forward in one of our foreign jurisdictions that generated a tax benefit of $0.6 million. Excluding these discrete events, our effective tax rate would have been 29.4% and 28.5% in fiscal 2016 and fiscal 2015, respectively. The effective tax rate before discrete events increased in fiscal 2016 due to increased taxable income in the United States and reduced pre-tax income in Canada where the corporate tax rates are 35% and 27% respectively. See Note 15, "Income Taxes," to our consolidated financial statements, included elsewhere in this annual report, for further detail on income taxes.

Net income available to Thermon Group Holdings, Inc. Net income available to the Company was $23.0 million in fiscal 2016 as compared to $49.4 million in fiscal 2015, a decrease of $26.4 million. In fiscal 2016 our gross profit decreased by $23.4 million as a result of decreased revenue and a lower gross margin percentage. During fiscal 2016, we recorded $5.7 million of expense due to the Sumac performance based note which was accounted for as compensation. Additionally, in fiscal 2016, we incurred $1.7 million of expense as a result of goodwill and intangible asset impairment charges associated with our Unitemp acquisition. Our stock compensation, amortization of intangible assets and other expense increased by $0.5 million, $1.3 million, and $0.3 million, respectively. These unfavorable results were partially offset by decreases in marketing, general and administrative and engineering expenses of $2.3 million primarily due to decreased personnel costs. Interest expense, net decreased $0.4 million as a result of scheduled principal reductions as well as the terms of the first and second amendments to our amended and restated credit agreement. Income tax expense decreased by $4.5 million primarily as a result of our decreased pre-tax net income. Income attributable to non-controlling interest was $0.6 million in fiscal 2016.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our significant contractual payment obligations as of March 31, 2017 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Variable rate term loan (1)	$81,000	$20,250	$60,750	$—	$—
Interest payments on variable rate term loan (2)	3,436	2,000	1,436	—	—
Operating lease obligations (3)	7,928	$2,753	2,858	1,798	519
Information technology services agreements (4)	1,612	$1,395	217	—	—
Total	$93,976	$26,398	$65,261	$1,798	$519

(1)	Consists of monthly scheduled principal payments under our credit facility of $1.7 million through the April 2019 maturity date with a lump-sum payment of $40.5 million due at maturity.

(2)
Consists of estimated future term loan interest payments whose interest rate is dictated by the terms of our two interest rate swap contracts. Based on our current interest rate as of March 31, 2017, we expect our interest rate will range from 3.12% to 3.81% throughout the remaining life of the credit facility.

(3)
We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.

(4)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies. We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2017, we had in place standby letters of credit, bank guarantees and performance bonds totaling $11.2 million to back our various customer contracts. Our Indian subsidiary also has $5.6 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs. In April 2013, we entered into a five year $135.0 million variable rate term loan and subsequently entered into two interest rate swap agreements that effectively fixes our term loan interest rate as described below. At March 31, 2017, outstanding principal on the variable rate term loan was $81.0 million.

Cash and cash equivalents. At March 31, 2017, we had $42.8 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $9.1 million, or 21%, of these amounts were held in domestic accounts with various institutions and approximately $33.7 million, or 79%, of these amounts were held in accounts outside of the United States with various financial institutions.

Investments. At March 31, 2017, we had $44.8 million in investments. The investments have maturities that range from 90 days to one year. The investments are primarily in held in foreign accounts with various financial institutions. In fiscal 2017 the Company made a strategic decision to reinvest certain cash balances to higher yielding short-term investment accounts or certificates of deposit. We may increase or decrease our investments depending on short-term cash flow needs.
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
At March 31, 2017, we had no outstanding borrowings under our senior secured revolving credit facility. If we had borrowings, the interest rate on outstanding borrowings as of March 31, 2017 would have been 2.81%. As of March 31, 2017, we had $56.5 million of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. The term loan includes monthly principal payments of $1.7 million through the maturity date. The remaining $40.5 million is due at maturity in April 2019.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. The Company entered into a second interest rate swap contract during the three months ended December 31, 2015 to hedge interest payments on its variable rate secured term loan, where the Company previously had interest rate exposure. As of March 31, 2017, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts will range from 3.12% to 3.81% throughout the remaining life of the credit facility.
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
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of most foreign earnings. At March 31, 2017, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $139 million of available earnings in our foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $13 million to $15 million.

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

In fiscal 2017, we invested $8.4 million in capital expenditures. Sumac purchased $3.2 million in property, plant and equipment, primarily related to equipment to be leased, of which $0.4 million was sold to customers. We invested $2.0 million in the implementation of our enterprise resource planning (ERP) software and an additional $0.3 million in website translation services. In connection with the new manufacturing facility in Russia, we invested $0.9 million in machinery, equipment and office furniture and equipment. The remaining $2.2 million represents our annual investments in technology, furniture and fixture replacements, and capital maintenance. Going forward, we expect to invest approximately $6.1 million in fiscal 2018, including $3.9 million of investments in equipment used in our manufacturing facilities, and $0.9 million in land and building improvements. We estimate we will incur approximately $0.8 million related to our multi-year ERP upgrade, which we estimate will be complete in fiscal 2018, and $0.4 million related to the ongoing website upgrade in fiscal 2018. The remaining amount primarily relates to investments in computers and technology equipment to support our business. We will continue to invest in building portable power solutions used as rentals by our Sumac business based on market demand.

Year Ended March 31, 2017 ("Fiscal 2017") Compared to the Year Ended March 31, 2016 ("Fiscal 2016")

Net cash provided by operating activities totaled $26.4 million for fiscal 2017 compared to $47.9 million for fiscal 2016, a decrease of $21.5 million. Our net income decreased from $23.7 million in fiscal 2016 to $15.0 million in fiscal 2017. The lower net income in fiscal 2017 is primarily attributable to our $17.8 million decline in revenue and decline in gross margin percentage. Non-cash reconciling items such as depreciation and amortization, stock compensation expense, changes in deferred taxes and other non-cash charges were $18.4 million and $18.7 million in fiscal 2017 and fiscal 2016, respectively. Depreciation and amortization expense increased $0.4 million mostly attributable to our recent acquisitions and an increase in capital expenditures in fiscal 2016. In fiscal 2017 we released a reserve for uncertain tax positions of $0.2 million, as the tax periods are no longer subject to examination. Also in fiscal 2016, we recorded a $1.7 million impairment of Unitemp's goodwill and other intangible assets.

In fiscal 2017 our assets decreased representing a source of cash of $3.4 million, and in fiscal 2016 our assets also decreased representing a source of cash of $4.4 million. The comparative decline of $1.0 million is primarily a result of an increase in accounts receivable, or use of cash, of $10.4 million partially offset by decreases, or source of cash, of $4.9 million, $2.9 million, and $1.6 million in inventories, cost in excess of billings, and other non-current and current assets, respectively. Our combined balances of accounts payable, accrued liabilities and other non-current liabilities were a use of cash of $7.8 million in fiscal 2017, and a $0.4 million source of cash in fiscal 2016. The increase in the use of cash from fiscal 2017 to fiscal 2016 is primarily related to the payment of the $5.8 million contingent consideration for Sumac, and a $2.6 million decrease, or use of cash, in accrued liabilities and non-current liabilities. Changes in our income taxes payable balances represented a use of cash of $2.5 million in fiscal 2017 and a $0.8 million source of cash in fiscal 2016. The comparative increase in the use of cash of $3.3 million is primarily a result of reduced pre-tax net income in fiscal 2017 as compared to fiscal 2016.

Net cash used in investing activities totaled $52.0 million for fiscal 2017 compared to $41.6 million for fiscal 2016, an increase of $10.4 million. In fiscal 2017 and fiscal 2016, we spent $8.4 million and $12.6 million, respectively, to purchase property, plant and equipment. In fiscal 2017, we used $44.8 million to purchase short term investments. In fiscal 2016 we paid $31.2 million to acquire Sumac and IPI.

Net cash used in financing activities totaled $14.7 million in fiscal 2017, compared to $15.0 million for fiscal 2016, a decrease of $0.4 million. In both periods we made $13.5 million of scheduled payments on our credit facility. The primary drivers of the $0.4 million comparative decrease in cash used in financing activities relates to the benefit from excess tax deductions from option exercises, which was a use of cash of $0.4 million in fiscal 2017 and $0.1 million source of cash in fiscal 2016, and the 0.6 million decrease in cash used to repurchase employee stock awards upon vesting to satisfy their tax obligation in fiscal 2017 and fiscal 2016, partially offset by a decrease in cash used for debt issuance cost of $0.3 million.

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

Effect of Inflation

While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by lower commodity prices for our core production materials. We cannot assure you, however, that we will not be affected by general inflation in the future.

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

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $0.5 million and $0.7 million as of March 31, 2017 and 2016, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $1.3 million and $1.3 million at March 31, 2017 and 2016, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Valuation of long-lived, goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments, we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets; and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. In fiscal 2016, we recorded a $1.2 million goodwill impairment charge related to Unitemp, as our expectations of future revenues and profitability were below those estimated at the time of the acquisition, and impaired an additional $0.5 million of other intangibles as their fair value was less than their carrying value. In fiscal 2017, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark, then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2017 or fiscal 2016.

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
To assess the impact of the standard, we will rely on internal resources to lead the implementation effort and supplement them with an independent external resource. As of the first quarter of fiscal 2018, the Company had engaged an independent external firm. With the assistance of the external firm, the Company will select a sample of customer contracts that fairly represent any and all specifically identified contract traits that could be accounted for differently under amended guidance. In performing the contract review, we will be evaluating the potential impacts of the new revenue standard on the recognition and classification of certain revenue streams, the capitalization of contract acquisition costs, and the impact on revenue disclosures as well as other aspects of our consolidated financial statements and related disclosures. We anticipate the comprehensive review of the sample contracts to be performed by the end of the second quarter of fiscal 2018. After this work is complete, we believe we will have identified all material contract types and costs that may be impacted by this amended guidance. The Company is also currently planning to adopt the amended guidance using the modified retrospective method as of April 1, 2018.

Stock Compensation- In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09 "Compensation-Stock Compensation" (Topic 718), which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will no longer be separately classified as a financing activity and will be included as an operating activity on the consolidated statements of cash flows. The guidance allows for an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard effective April 1, 2017 and it did not have a material impact on our consolidated financial statements.

Inventory- In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11 "Simplifying the Measurement of Inventory" (Topic 330). Under the new guidance, inventory is measured at the lower of cost and net realizable value, and the new guidance eliminates the use of replacement cost and net realizable value less a normal profit margin as techniques to value inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance will be applied prospectively for annual periods and interim periods within fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017 and it did not have a material impact on our consolidated financial statements

Financial Instruments- In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01 "Financial Instruments-Overall" (Subtopic 825-10), which amends the guidance on the classification and measurement of financial instruments. The amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through earnings. The amendment also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the credit risk when an entity has elected the fair value option. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted for certain provisions of the accounting standards update. Upon the adoption of the standard, an entity will be required to make a cumulative-effect adjustment to retained earnings as of the beginning of such reporting period. We are currently evaluating when to adopt this standard. Upon adoption, we do not anticipate this standard will have a material impact on our consolidated financial statements.

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

Non-GAAP Financial Measures

Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted net income," "Free cash flow" and "Return on equity," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted net income" and "Adjusted fully diluted earnings per share (or EPS)" represent net income attributable to Thermon before acquisition related contingent consideration accounted for as compensation, our impairment of goodwill and intangible assets in our Unitemp operations, adjustments to our deferred tax liability for a tax rate change, restructuring costs in our Canadian operations, accelerated amortization on debt refinancing and a release of a liability for uncertain tax positions that are no longer subject to audit, adjustments for the release of a deferred tax liability associated with undistributed foreign earnings that are permanently reinvested, a release of a tax valuation allowance and a non-recurring gain related to the settlement of our escrow account with the predecessor owners and the tax effect of any non-tax adjustments, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, income attributable to minority interest in Sumac, acquisition related contingent consideration accounted for as compensation, an impairment of goodwill and intangible assets related to our Unitemp acquisition, restructuring costs in our Canadian operations and other charges such as a gain related to the settlement of our escrow account with the predecessor owners. Return on equity for the years ended March 31, 2017, 2016 and 2015 represents Adjusted EBITDA for each respective period divided by average total equity for each respective fiscal year. We believe that the average total equity properly accounts for net income that occurred during the years ended March 31, 2017, 2016 and 2015. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. Dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies.

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

The following table reconciles net income to Adjusted EBITDA and Return on equity for the periods presented:

	Year Ended March 31,
	2017	2016	2015
Net income available to Thermon Group Holdings, Inc.	$14,641	$23,009	$49,386
Interest expense, net	2,952	3,719	4,105
Income tax expense	4,098	8,716	13,176
Depreciation and amortization	17,832	17,409	14,143
Stock-based compensation	3,402	3,749	3,295
Gain on settlement of CHS Transactions	—	—	(931)
Sumac acquisition related contingent consideration	—	5,706	—
Income attributable to noncontrolling interest in Sumac	343	641	—
Cost of restructuring Canadian operations	—	578	—
Impairment of intangible assets and goodwill related to Unitemp acquisition	—	1,713	—
Adjusted EBITDA	$43,268	$65,240	$83,174

Average total shareholders' equity for the twelve month period ended March 31	305,602	285,234	261,116

Return on Equity - non-GAAP basis	14%	23%	32%

The following table reconciles net income to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2017	2016	2015
Net income available to Thermon Group Holdings, Inc.	$14,641	$23,009	$49,386
Acceleration of unamortized debt costs	—	302	—
Release of liability for uncertain tax positions	(555)	—	—
Sumac acquisition related contingent consideration accounted for as compensation	—	5,706	—
Tax effect of Canadian tax rate change on deferred tax liability	—	455	—
Cost of restructuring Canadian operations	—	578	—
Release of deferred tax liability for undistributed foreign earnings and uncertain tax positions	—	(1,281)	—
Release of deferred tax liability for undistributed foreign earnings	—	—	(3,224)
Impairment of intangible assets and goodwill related to Unitemp acquisition	—	1,713	—
Release of valuation allowance for foreign net operating loss carry forward	—	—	(634)
Gain on settlement of CHS Transactions	—	—	(931)
Tax effect of financial adjustments	—	(1,552)	—

Adjusted Net Income - non-GAAP basis	$14,086	$28,930	$44,597
Adjusted fully-diluted earnings per common share - non-GAAP basis	$0.43	$0.89	$1.38

Fully-diluted common shares - non-GAAP basis (thousands)	32,633	32,593	32,407

The following table reconciles cash provided by operating activities to Free cash flow for the periods presented:

	Year Ended March 31,
	2017	2016	2015
Cash provided by operating activities	$26,440	$47,920	$51,731
Less: Purchases of property, plant and equipment, net of rental equipment sales	(8,020)	(10,388)	(6,075)
Free cash flow provided	$18,420	$37,532	$45,656

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 55% of our fiscal 2017 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, Brazilian Real, South African Rand, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2017 and 2016, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $2.4 million and $11.9 million, respectively.

During fiscal 2017, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.4 million for fiscal 2017. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $0.5 million for fiscal 2017. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.6 million for fiscal 2017. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.7 million for fiscal 2017.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transaction losses on our consolidated statements of operations were losses of $0.6 million and $0.6 million in fiscal 2017 and fiscal 2016, respectively.

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

At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were losses of $4.5 million and $3.2 million in fiscal 2017 and fiscal 2016, respectively. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Interest rate risk and foreign currency risk relating to debt. Any borrowings on our term loan and revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. We have entered into two interest rate swap agreements that fixed our interest rate on the variable rate term loan at 3.12% as of March 31, 2017. During fiscal 2016, we drew $5.0 million on our revolving credit facility to help fund the IPI acquisition, but as of March 31, 2016 and 2017, we had no outstanding borrowings on our revolving credit facility. If there had been any outstanding revolving credit facility borrowings, at March 31, 2017, the interest rate would have been approximately 2.81%. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide assurance that historical borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2017, we had $81.0 million of outstanding principal on our variable rate term loan. Based on outstanding borrowings, a 1% change in the interest rate would result in a $0.7 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that any increase or decrease in interest rates on our term loan borrowings will be largely offset by gains or losses from our variable to fixed interest rate swaps.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Thermon Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermon Group Holdings, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),

Thermon Group Holdings, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas
May 30, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Thermon Group Holdings, Inc.:

We have audited Thermon Group Holdings, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thermon Group Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Thermon Group Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thermon Group Holdings, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2017, and our report dated May 30, 2017 expressed an unqualified opinion on those consolidated financial statements

/s/ KPMG LLP
San Antonio, Texas
May 30, 2017

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, except share and per share data)

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015

Sales	$264,130	$281,928	$308,578
Cost of sales	152,199	150,613	153,874
Gross profit	111,931	131,315	154,704
Operating expenses:
Marketing, general and administrative and engineering	77,715	80,729	76,868
Amortization of intangible assets	11,772	12,112	10,775
Impairment of intangible assets and goodwill	—	1,713	—
Income from operations	22,444	36,761	67,061
Other income/(expenses):
Interest income	566	423	460
Interest expense	(3,518)	(4,142)	(4,565)
Other expense	(410)	(676)	(394)
Income before provision for income taxes	19,082	32,366	62,562
Income tax expense	4,098	8,716	13,176
Net income	14,984	23,650	49,386
Income attributable to non-controlling interests	343	641	—
Net income available to Thermon Group Holdings, Inc.	$14,641	$23,009	$49,386
Other comprehensive income:
Net income available to Thermon Group Holdings, Inc.	$14,641	$23,009	$49,386
Foreign currency translation adjustment	(4,536)	(3,242)	(32,667)
Derivative valuation, net of tax	791	(340)	(404)
Other	(21)	413	(449)
Total comprehensive income	$10,875	$19,840	$15,866
Net income per common share:
Basic	$0.45	$0.72	$1.54
Diluted	0.45	0.71	1.52
Weighted-average shares used in computing net income per common share:
Basic	32,301,661	32,176,925	32,027,115
Diluted	32,633,281	32,592,646	32,407,266

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2017	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$42,842	$84,570
Investments	44,786	—
Accounts receivable, net of allowance for doubtful accounts of $518 and $656 as of March 31, 2017 and 2016, respectively	63,719	57,432
Inventories, net	34,020	40,645
Costs and estimated earnings in excess of billings on uncompleted contracts	4,973	7,605
Prepaid expenses and other current assets	7,806	8,231
Income tax receivable	28	209
Total current assets	198,174	198,692
Property, plant and equipment, net	43,266	41,617
Goodwill	122,521	121,510
Intangible assets, net	86,178	103,998
Deferred income taxes	2,823	1,476
Other long term assets	1,118	1,384
Total assets	$454,080	$468,677
Liabilities and equity
Current liabilities:
Accounts payable	$15,683	$19,458
Accrued liabilities	13,142	18,238
Current portion of long term debt	20,250	13,500
Billings in excess of costs and estimated earnings on uncompleted contracts	2,767	3,438
Income taxes payable	481	2,937
Total current liabilities	52,323	57,571
Long-term debt, net of current maturities and deferred debt issuance costs of $524 and $888 as of March 31, 2017 and 2016, respectively	60,226	80,112
Deferred income taxes	25,661	29,114
Other noncurrent liabilities	3,368	3,179
Total liabilities	141,578	169,976
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,365,553 and 32,222,720 shares issued and outstanding at March 31, 2017 and 2016, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	219,284	216,701
Accumulated other comprehensive loss	(48,335)	(44,569)
Retained earnings	136,899	122,258
Total Thermon Group Holdings, Inc. shareholders' equity	307,880	294,422
Non-controlling interests	4,622	4,279
Total equity	312,502	298,701
Total liabilities and equity	$454,080	$468,677

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statement of Equity
(Dollars in Thousands)

	Common Stock Outstanding		Stock/Capital Account	Retained Earnings/ (Deficit)	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2014	31,920,865		$208,483	$49,863	$—	$(7,880)	$250,466
Issuance of common stock in exercise of stock options	88,050		547	—	—	—	547
Issuance of restricted stock as deferred compensation to employees and directors	11,956		—	—	—	—	—
Issuance of common stock as deferred compensation to employees	46,360		—	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	15,162		—	—	—	—	—
Stock compensation expense	—		3,295	—	—	—	3,295
Excess tax deduction from stock options	—		1,592	—	—	—	1,592
Net income available to Thermon Group Holdings, Inc.	—		—	49,386	—	—	49,386
Foreign currency translation adjustment	—		—	—	—	(32,667)	(32,667)
Interest rate swap	—		—	—	—	(404)	(404)
Other	—		—	—	—	(449)	(449)
Balances at March 31, 2015	32,082,393		$213,917	$99,249	$—	$(41,400)	$271,766
Issuance of common stock in exercise of stock options	29,056		240	—	—	—	240
Issuance of common stock as deferred compensation to directors	18,578		—	—	—	—	—
Issuance of common stock as deferred compensation to employees	69,704		—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	22,989		—	—	—	—	—
Stock compensation expense	—		3,749	—	—	—	3,749
Excess tax deduction from stock options	—		92	—	—	—	92
Repurchase of employee stock units on vesting			(1,265)				(1,265)
Net income available to Thermon Group Holdings, Inc.	—		—	23,009	—	—	23,009
Foreign currency translation adjustment	—		—	—	—	(3,242)	(3,242)
Interest rate swap	—		—	—	—	(340)	(340)
Other	—		—	—	—	413	413
Non-controlling interest in acquisition	—	—	—	—	3,638	—	3,638
Income attributable to non-controlling interests	—		—	—	641	—	641
Balances at March 31, 2016	32,222,720		$216,733	$122,258	$4,279	$(44,569)	$298,701
Issuance of common stock in exercise of stock options	43,121		250	—	—	—	250
Issuance of common stock as deferred compensation to directors	19,824		—	—	—	—	—
Issuance of common stock as deferred compensation to employees	47,179		—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,709		—	—	—	—	—
Stock compensation expense	—		3,402	—	—	—	3,402
Excess tax deduction from stock options	—		(1,069)	—	—	—	(1,069)
Net income available to Thermon Group Holdings, Inc.	—		—	14,641	—	—	14,641
Foreign currency translation adjustment	—		—	—	—	(4,536)	(4,536)
Interest rate swap	—		—	—	—	791	791
Other	—		—	—	—	(21)	(21)
Income attributable to non-controlling interests	—		—	—	343	—	343
Balances at March 31, 2017	32,365,553		$219,316	$136,899	$4,622	$(48,335)	$312,502
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Operating activities
Net income	$14,984	$23,650	$49,386
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,832	17,409	14,143
Amortization of debt costs	390	732	464
Stock compensation expense	3,402	3,749	3,295
Impairment of acquisition related to goodwill and intangibles	—	1,713	—
Deferred income taxes	(3,262)	(4,090)	(7,164)
Release of reserve for uncertain tax positions	(128)	(1,312)	—
Other	152	510	1,833
Changes in operating assets and liabilities:
Accounts receivable	(5,212)	5,211	(12,242)
Inventories	6,579	1,637	(6,862)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,599	(350)	(3,512)
Other current and non-current assets	(570)	(2,125)	(841)
Accounts payable	(4,608)	1,006	(297)
Accrued liabilities and non-current liabilities	(3,173)	(594)	8,396
Income taxes payable and receivable	(2,545)	774	5,132
Net cash provided by operating activities	26,440	47,920	51,731
Investing activities
Purchases of property, plant and equipment	(8,370)	(12,581)	(6,075)
Sales of rental equipment at net book value	350	2,193	—
Proceeds from the sale of property, plant and equipment	811	—	—
Cash paid for acquisitions, net of cash acquired	—	(31,180)	(3,890)
Purchase of investments	(44,786)	—	—
Net cash used in investing activities	(51,995)	(41,568)	(9,965)
Financing activities
Payments on long term debt	(13,500)	(13,500)	(13,500)
Lease financing, net	(257)	(235)	(186)
Issuance costs associated with debt financing	—	(341)	(290)
Issuance of common stock including exercise of stock options	168	240	547
Benefit (loss) from excess tax deduction from option exercises	(448)	92	1,592
Repurchase of employee stock units on vesting	(621)	(1,265)	—
Net cash used in financing activities	(14,658)	(15,009)	(11,837)
Effect of exchange rate changes on cash and cash equivalents	(1,516)	(547)	(8,795)
Change in cash and cash equivalents	(41,729)	(9,204)	21,134
Cash and cash equivalents at beginning of period	84,570	93,774	72,640
Cash and cash equivalents at end of period	$42,842	$84,570	$93,774
Cash paid for interest and income taxes
Interest	$3,085	$3,366	$4,057
Income taxes paid	9,280	$15,652	$17,262
Income tax refunds received	$—	$121	$3,577
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
March 31, 2017

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. The ownership of noncontrolling investors is recorded as noncontrolling interests. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 55%, 55% and 63%, of the Company's consolidated sales and $21,698, $19,304 and $40,069 of the Company's consolidated pretax income for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and 59% and 58%, of the Company's consolidated total assets at March 31, 2017 and 2016, respectively.

Segment Reporting

In connection with acquisitions made during fiscal 2016, the Company reviewed its determination of segments. Previously, we aggregated geographic markets into one reportable segment. Based on our review, we revised our segment reporting to four reportable segments based on four geographic countries or regions: United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we have acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 16, "Segment Information" for financial data relating to our four reportable segments.

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

The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $518 and $656 as of March 31, 2017 and 2016, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2014	$751
Reduction in reserve	175
Write-off of uncollectible accounts	(141)
Balance at March 31, 2015	785
Additions charged to expense	214
Write-off of uncollectible accounts	(343)
Balance at March 31, 2016	656
Additions charged to expense	307
Write-off of uncollectible accounts	(445)
Balance at March 31, 2017	$518

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

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test. In the first step of the goodwill impairment test, the reporting unit's carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the "implied fair value" requires us to allocate the estimated value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge will be recorded. In fiscal 2016, we recorded a $1,240 goodwill impairment charge related to the Unitemp acquisition as our expectations of future revenues and profitability were below those estimated at the time of the acquisition and, during the same period, we impaired an additional $473 of other intangibles as their fair value was less than their carrying value. In fiscal 2017 and 2015, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2017, 2016 and 2015.

Debt Issuance Costs

The Company defers the costs associated with debt and financing arrangements. These costs are amortized over the life of the loan or financing as interest expense using the effective interest method. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2017, fiscal 2016 and fiscal 2015 were $391, $732 and $464, respectively. Included in these amounts are the acceleration of amortization associated with the second amendment to our senior secured credit agreement, redemptions of our senior secured notes and our prior revolving credit facility.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal 2017, fiscal 2016 and fiscal 2015 were $3,501, $3,338 and $2,907, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of sales and freight collections from customers is included as part of sales.

Economic Dependence

As of March 31, 2017 and 2016, one major customer represented approximately 14.0% and 2.2%, respectively of the Company's accounts receivable balance. As of March 31, 2016, no one customer represented more than 10% of the Company's accounts receivable balance. In fiscal 2017, fiscal 2016 or fiscal 2015 no one customer represented more than 10% of sales.

Reclassifications

Certain reclassifications have been made within these consolidated financial statements to conform prior periods to current year presentation. On the Consolidated Balance Sheet at March 31, 2016, we reduced the previously reported balance of accounts receivable, net by $1,061 and increased other long term assets by the same amount. This reclassification related to contract retention amounts that were not expected to be received within one year. We made the corresponding reclassification in the Consolidated Statement of Cash Flows for the year ended March 31, 2016. These reclassifications did not change total reported assets at March 31, 2016 or total cash from operations for the year ended March 31, 2016

Correction of an Error

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
To assess the impact of the standard, we will rely on internal resources to lead the implementation effort and supplement them with an independent external resource. As of the first quarter of fiscal 2018, the Company had engaged an independent external firm. With the assistance of the external firm, the Company will select a sample of customer contracts that fairly represent any and all specifically identified contract traits that could be accounted for differently under amended guidance. In performing the contract review, we will be evaluating the potential impacts of the new revenue standard on the recognition and classification of certain revenue streams, the capitalization of contract acquisition costs, and the impact on revenue disclosures as well as other aspects of our consolidated financial statements and related disclosures. We anticipate the comprehensive review of the sample contracts to be performed by the end of the second quarter of fiscal 2018. After this work is complete, we believe we will have identified all material contract types and costs that may be impacted by this amended guidance. The Company is currently planning to adopt the amended guidance using the modified retrospective method as of April 1, 2018.

Stock Compensation- In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09 "Compensation-Stock Compensation" (Topic 718), which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will no longer be separately classified as a financing activity and will be included as an operating activity on the consolidated statements of cash flows. The guidance allows for an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard effective April 1, 2017 and it did not have a material impact on our consolidated financial statements.

Inventory- In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11 "Simplifying the Measurement of Inventory" (Topic 330). Under the new guidance, inventory is measured at the lower of cost and net realizable value, and the new guidance eliminates the use of replacement cost and net realizable value less a normal profit margin as techniques to value inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance will be applied prospectively for annual periods and interim periods within fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017 and it did not have a material impact on our consolidated financial statements.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2017 and 2016, no assets or liabilities were valued using Level 3 criteria.

Information about our investments and long-term debt that is not measured at fair value follows:

	March 31, 2017		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Certificates of deposits with maturities greater than 90 days	$44,786	$44,786	$—	$—	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$81,000	$81,000	$94,500	$94,500	Level 2 - Market Approach

At March 31, 2017 and 2016, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Investments
During fiscal 2017, the Company transferred certain cash deposits to term deposit accounts at several foreign financial institutions with whom we have established relationships. Maturities on these deposits are greater than 90 days and less than one year and accordingly are classified as investments. The Company concluded that since the interest rates for these term deposits are based on the quoted rates from the various financial institutions that the pricing is indirectly observable and has been classified as a Level 2 market approach.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2017 and 2016, the notional amounts of forward contracts were as follows:

Notional amount of foreign exchange forward contracts by currency
	March 31, 2017	March 31, 2016
Russian Ruble	$250	$1,237
Euro	—	4,224
Canadian Dollar	—	534
South Korean Won	1,300	3,050
Mexican Peso	450	837
Australian Dollar	375	1,042
Chinese Renminbi	—	334
Brazilian Real	—	336
South African Rand	—	317
Total notional amounts	$2,375	$11,911

	March 31, 2017		March 31, 2016
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$62	$10	$5	$25
Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were losses of $453, $411 and $559 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $628, $550, and $1,254 for fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Foreign currency gains and losses are recorded within other expense in our consolidated statements of operations and comprehensive income.
Interest Rate Swap

The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreements, we pay a fixed amount and receive payments based on a variable rate. The Company designated the interest rate swap contracts as cash flow hedges pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counterparty creditworthiness. At each reporting period our interest rate swap contracts are adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2 fair value). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying consolidated balance sheets. As of March 31, 2017 and 2016, the fair values of the interest rate swap contracts were unrealized losses of $5 and $1,178, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income (loss) to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contract and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contract is deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contracts are recognized within interest expense. Gains and losses from our interest rate swap contracts are offset by changes in the variable interest rate on our term loan. During the year ended March 31, 2016, the Company entered into a second interest rate swap contract to hedge interest payments on the previously unhedged portion of principal on its variable rate secured term loan where the Company previously had interest rate exposure. As of March 31, 2017, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts will range from 3.12% to 3.81% throughout the remaining life of the credit facility.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the fiscal years ended March 31, 2017 and 2016:

	Year Ended March 31, 2017
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized gain/(loss) at beginning of the period	$(1,269)	$(444)	$(825)
Add: gain/(loss) from change in fair value of cash flow hedge	673	235	438
Less: loss reclassified into earnings from effective hedge	(498)	(174)	(324)
Less: ineffective portion of hedge transferred into earnings	(44)	(16)	(28)
Unrealized loss at end of the period	$(54)	$(19)	$(35)

	Year Ended March 31, 2016
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized gain/(loss) at beginning of the period	$(746)	$(261)	$(485)
Add: gain/(loss) from change in fair value of cash flow hedge	(1,439)	(504)	(935)
Less: loss reclassified into earnings from effective hedge	(872)	(305)	(567)
Less: ineffective portion of hedge transferred into earnings	(44)	(16)	(28)
Unrealized loss at end of the period	$(1,269)	$(444)	$(825)

Transfers out of accumulated other comprehensive loss
During the fiscal years ended March 31, 2017 and 2016, $498 and $872 were transferred out of accumulated other comprehensive loss related to realized losses on our interest rate swap contract, respectively. During the fiscal years ended March 31, 2017 and 2016 we incurred losses of $44 and $44, related to hedge ineffectiveness, respectively.
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
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for fiscal 2017, fiscal 2016, and fiscal 2015, respectively, is as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$14,641	$23,009	$49,386
Weighted-average common shares outstanding	32,301,661	32,176,925	32,027,115
Basic net income per common share	$0.45	$0.72	$1.54

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$14,641	$23,009	$49,386
Weighted-average common shares outstanding	32,301,661	32,176,925	32,027,115
Common share equivalents:
Stock options issued	216,041	241,529	291,018
Restricted and performance stock units issued	115,579	174,192	89,133
Weighted average shares outstanding – dilutive	32,633,281	32,592,646	32,407,266
Diluted net income per common share	$0.45	$0.71	$1.52

For the years ended March 31, 2017, 2016 and 2015, 59,950, 49,097 and 48,728 equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.

4. Inventories
Inventories consisted of the following at March 31:

	2017	2016
Raw materials	$12,270	$13,322
Work in process	1,769	3,065
Finished goods	21,310	25,545
	35,349	41,932
Valuation reserves	(1,329)	(1,287)
Inventories, net	$34,020	$40,645

The following table summarizes the annual changes in our valuation reserve accounts:

Balance at March 31, 2014	$893
Additions in reserve	279
Charged to reserve	(56)
Balance at March 31, 2015	1,116
Additions in reserve	383
Charged to reserve	(212)
Balance at March 31, 2016	1,287
Additions in reserve	348
Charged to reserve	(306)
Balance at March 31, 2017	$1,329

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2017	2016
Land, buildings and improvements	$23,812	$24,503
Machinery and equipment	20,727	18,474
Office furniture and equipment	13,296	7,760
Internally developed software	3,188	3,188
Construction in progress	2,478	2,889
Property, plant and equipment at cost	63,501	56,814
Accumulated depreciation	(20,235)	(15,197)
Property, plant and equipment, net	$43,266	$41,617

Depreciation expense was $6,060, $4,655 and $3,369, in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Included within depreciation expense was amortization of internally developed software of $496, $453, and $341, in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

6. Acquisitions, Goodwill and Other Intangible Assets

Industrial Process Insulators ("IPI") Transaction

On July 31, 2015, a wholly owned indirect subsidiary of the Company acquired 100% of the capital stock of Industrial Process Insulators ("IPI") for $21,750, subject to a customary working capital adjustment. The results of IPI's operations have been included in the consolidated financial statements since that date. IPI is an insulation contractor serving the refining, petrochemical, power and energy, marine and pulp and paper industries in the United States, with a significant presence in the Texas and Louisiana Gulf Coast region. Prior to the acquisition, IPI was formerly a customer and subcontractor to the Company for the past 17 years. The acquisition is expected to enhance our turn-key product offerings and strengthen our presence and relationships in the Gulf Coast region as IPI serves many of the same end-markets as those served by our core thermal solutions business. We recognized $10,204 in goodwill associated with the IPI acquisition. For fiscal 2017 and fiscal 2016, IPI contributed $12,896 and $8,863 of revenue, respectively, and generated a pre-tax income (loss) of $779 and $(353), respectively.

Consideration to or on behalf of sellers at close	$21,750
Fair value of total consideration transferred	$21,750

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Cash	$1,526
Accounts receivable	3,723
Inventories	474
Other current assets	204
Property, plant and equipment	119
Identifiable intangible assets	9,026
Goodwill	13,249
Total assets	28,321
Liabilities assumed:
Current liabilities	2,203
Uncertain tax position liability	1,119
Deferred tax liability	3,249
Total liabilities	6,571
Total consideration	$21,750

For the year ended March 31, 2016, we incurred $33 of transaction expenses related to the IPI acquisition which were recorded within marketing, general and administrative and engineering expenses on the consolidated statements of operations and comprehensive income.

Our identifiable intangible assets at March 31, 2017, and March 31, 2016 that were related to the IPI transaction consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017	Gross Carrying Amount at March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016
Customer relationships	8 years	5,962	1,242	4,720	10,720	715	10,005
Trademark	8 years	1,820	379	1,441	1,820	152	1,668
Non-compete agreement	3 years	807	448	359	807	179	628
Total		$8,589	$2,069	$6,520	$13,347	$1,046	12,301

The weighted average useful life of acquired finite lived intangible assets related to the IPI transaction is 7.2 years.

During fiscal 2017, we finalized our provisional purchase accounting for the IPI transaction. The table below summarizes our provisional estimates of the fair value of assets and liabilities assumed as well as the final fair value of assets and liabilities assumed:

	Provisional Fair Value	Final Fair Value
Customer relationships	$10,720	$5,962
Goodwill	10,204	13,249
Noncurrent deferred tax liability	4,962	3,249

We determined the useful lives of our customer relationships were 8 years, where we originally estimated the useful life to be 10 years. As a result of the change in the estimated fair value and useful life of our customer relationships, we recorded a cumulative reduction of amortization of intangible asset expense of $299 during fiscal 2017.

At March 31, 2017, approximately $4,005 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Sumac Transaction

On April 1, 2015, Thermon Canada, Inc. ("TCI"), a wholly owned indirect subsidiary of the Company, acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for $10,956, (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) in cash, plus a non-interest bearing note ("performance based note") with a principal amount of $5,905 (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7,500 Canadian Dollars, subject to the achievement of certain performance metrics during the 12 month period ended April 1, 2016. During fiscal 2017, we paid Sumac's principals $5,805 to satisfy all of the Company's obligations under the performance based note.

Sumac is located in Fort McMurray, Alberta, Canada. Sumac's line of products and solutions are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Sumac products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures. Sumac products are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings. We recognized $7,992 of goodwill in connection with the Sumac acquisition that we expect will be partially deductible for Canadian taxation purposes. For fiscal 2017 and fiscal 2016, Sumac contributed $6,805 and $11,710 of revenue, respectively and contributed pre-tax income of $1,892 and $3,546, respectively.

Consideration to or on behalf of sellers at close	$10,956
Fair value of total consideration transferred	$10,956

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,693
Inventories	1,299
Other current assets	33
Property, plant and equipment	1,316
Identifiable intangible assets	3,085
Goodwill	7,992
Deferred tax asset	111
Total assets	15,529
Liabilities assumed:
Current liabilities	935
Total liabilities	935
Non-controlling interests	3,638
Total consideration	$10,956

In total, $134 of transaction costs were incurred related to the Sumac transaction, all of which were incurred in the year ended March 31, 2015.

Our identifiable intangible assets at March 31, 2017 and 2016 that were related to the Sumac transaction consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017	Gross Carrying Amount at March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016
Customer relationships	4 years	2,551	1,275	1,276	2,612	653	1,959
Non-compete agreement	2 years	189	189	—	194	97	97
Total		$2,740	$1,464	$1,276	$2,806	$750	$2,056

The weighted average useful life of acquired finite lived intangible assets related to Sumac transaction is 3.6 years.

At March 31, 2017, approximately $536 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

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

During the fourth quarter of fiscal 2016, the Company received notice that a significant distribution partner for Unitemp intended to end its relationship with the Company. Previously, Unitemp had performed distribution services for its manufacturing partner in addition to product services directly to the end customer. The Company also concluded that the overall financial performance of Unitemp was below the forecast used at acquisition. As part of its annual assessment of goodwill and intangible assets, the carrying values of Unitemp's goodwill and other intangible assets were tested for potential impairment. The results of our step-one goodwill analysis concluded that the carrying value of Unitemp's goodwill was less than its fair value. As a result, the Company initiated the second step of the goodwill impairment test, which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of the reporting unit other than goodwill, and comparing it to the carrying amount of goodwill. Utilizing the income approach, the Company determined that the implied fair value of goodwill related to the Unitemp reporting unit was less than the carrying value and impaired 100% of the Unitemp reporting unit's goodwill balance during the fourth quarter of fiscal 2016. A goodwill impairment charge of $1,240 was recorded within our consolidated statements of operations during the year ended March 31, 2016. The undiscounted cash flows of the amortizing customer relationship intangible asset were determined to be less than its carrying value; therefore, all of the remaining customer relationship assets was impaired. In addition, a portion of the trademark asset was also impaired based on the present value of relief from royalty estimations. The combined impairment charge for intangible assets for the Unitemp reporting unit was $1,713 for the year ended March 31, 2016. In fiscal 2017, there were no impairments to Unitemp intangible assets.

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

After applying the impact of the aforementioned impairment charge, the intangible assets for the Unitemp reporting unit at March 31, 2017, and March 31, 2016 were as follows:

	Amortization period	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017	Gross Carrying Amount at March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016
Trademarks	8 years	$419	$142	$277	$373	85	$288
Developed Technology	3 years	96	67	29	86	31	55
Total		$515	$209	$306	$459	$116	$343

The weighted average useful life of the remaining finite lived intangible assets related to Unitemp transaction is 7.1 years.

For fiscal 2017 and 2016, Unitemp contributed $3,916 and $5,456 of revenue, respectively, and $672 and $2,221 of pre-tax losses, respectively.

The carrying amount of goodwill for all reporting segments as of March 31, 2017, is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2015	$38,767	$37,623	$20,218	$8,624	$105,232
Goodwill acquired	10,204	7,992	—	—	18,196
Goodwill impairment	—	—	(1,240)	—	(1,240)
Foreign currency translation impact	—	(1,127)	449	—	(678)
Balance as of March 31, 2016	$48,971	$44,488	$19,427	$8,624	121,510
Goodwill acquired	—	—	—	—	—
Goodwill impaired	—	—	—	—	—
Purchase price adjustment	3,045	—	—	—	3,045
Foreign currency translation impact	—	(1,044)	(990)	—	(2,034)
Balance as of March 31, 2017	$52,016	$43,444	$18,437	$8,624	$122,521

The Sumac transaction was structured as an asset purchase, and we expect that a portion of the $7,992 in goodwill associated with that transaction will be deductible for tax purposes in Canada. All other goodwill at March 31, 2017 is not deductible for tax purposes. Goodwill allocated to our segment in Asia is denominated in U.S. currency and therefore is not affected by foreign currency translation impact.
Our total intangible assets at March 31, 2017, and 2016 consisted of the following (including IPI, Sumac, and Unitemp):

	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017	Gross Carrying Amount at March 31, 2016	Accumulated Amortization	Net Carrying Amount at March 31, 2016
Trademarks	$44,563	$521	$44,042	$45,234	$237	$44,997
Developed technology	9,796	3,454	6,342	9,950	2,988	6,962
Customer relationships	99,676	64,682	34,994	105,720	54,913	50,807
Certifications	442	—	442	449	—	449
Other	2,626	2,268	358	2,631	1,848	783
Total	$157,103	$70,925	$86,178	$163,984	$59,986	$103,998

Trademarks and certifications have indefinite lives with the exception of IPI and Unitemp trademarks, which have gross carrying amounts of $1,820 and $419, respectively, that are subject to amortization. The useful life of the trademarks amortized is estimated at 8 years. Developed technology, customer relationships and other intangible assets have estimated lives of 20 years, 10 years and 6 years, respectively. The weighted average useful life for the group is 10 years. Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2017 and 2016 were the result of foreign currency translation adjustments.

The Company recorded amortization expense of $11,772, $12,112, and $10,775 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively for intangible assets. Annual amortization of intangible assets for the next five years and thereafter will approximate the following:

2018	$11,765
2019	11,556
2020	10,829
2021	2,507
2022	1,499
Thereafter	5,254
Total	$43,410

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
During the year ended March 31, 2017, revenue from our Canadian operations has decreased by approximately 27% as compared to the year ended March 31, 2016.
    We consider the recent decline in our Canadian business, which management believes is attributable to lower oil prices and the reduction of capital investments in the Canadian oil sands region, to be an indicator of potential asset impairments in our Canadian reporting units. The goodwill balance in the Canadian reporting unit, and Sumac at March 31, 2017 was $35,833 and $7,611, respectively and the net intangible assets were $22,571 and $1,276, respectively. Beginning in the second quarter of fiscal 2016, we began to perform quarterly goodwill impairment assessments of our Canadian reporting units utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the goodwill impairment assessment, the estimated fair value of the Canadian reporting units exceeded the carrying value. As such, there was no impairment of goodwill or intangible assets as of the respective reporting periods. The most significant inputs in the Company's goodwill impairment test are the projected financial information, the weighted average cost of capital and market multiples for similar transactions. If the overall economic conditions or energy market in Canada or factors specific to the Company deteriorate further, it could negatively impact the Company's future goodwill impairment tests. We will continue to monitor our Canadian reporting unit's goodwill and intangible asset valuations and test for potential impairments until the overall market conditions in such region improve.

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2017	March 31, 2016
Accrued employee compensation and related expenses	$8,364	$6,906
Accrued employee compensation related to acquisition	—	5,775
Customer prepayment	168	200
Warranty reserve	300	460
Professional fees	1,631	1,088
Sales tax payable	1,573	1,358
Other	1,106	2,451
Total accrued current liabilities	$13,142	$18,238

8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,294 at March 31, 2017). The facility is collateralized by receivables, inventory, equipment, furniture and real estate. No amounts were outstanding on this facility at March 31, 2017 and 2016.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,234 at March 31, 2017). The facility is collateralized by receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under the facility at March 31, 2017 and 2016.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of 230 Australian Dollars (equivalent to $176 at March 31, 2017). The facility is collateralized by real estate. No amounts were outstanding under the facility at March 31, 2017 and 2016.
Under the Company’s senior secured revolving credit facility described below in Note 9, "Long-Term Debt," there were no outstanding borrowings at March 31, 2017 and 2016.
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2017	March 31, 2016
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $524 and $888 as of March 31, 2017 and 2016, respectively	$80,476	$93,612
Less current portion	(20,250)	(13,500)
	$60,226	$80,112

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
At March 31, 2017, we had no outstanding borrowings under our senior secured revolving credit facility. The interest rate on outstanding borrowings as of March 31, 2017 was 2.81%. As of March 31, 2017, we had $56,539 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base, outstanding loan advances, and letters of credit. The variable rate secured term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of March 31, 2017, our interest rate was 2.81%. The term loan includes monthly principal payments of $1,125 through March 31, 2017, increasing to $1,688 through the maturity date. The remaining $40,500 is due at maturity in April 2019.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. As of March 31, 2017, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts will range from 3.12% to 3.81% throughout the remaining life of the credit facility.
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
Restrictive covenants. The credit facility contains various restrictive covenants that, among other things, restrict, subject to certain negotiated exceptions, our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of March 31, 2017, we were in compliance with all financial covenants of the credit facility.

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2018	$20,250
2019	20,250
2020	40,500
Total	$81,000
10. Related-Party Transactions
In connection with the Sumac transaction, one of the former principals retained 25% of the ownership of the Sumac business unit. This individual is employed by the Company and serves as general manager of the Sumac business unit. During fiscal 2017, this individual, together with the two other former principals of Sumac, who are not employed by the Company were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.

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

11. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $1,634, $1,684, and $1,456 in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain profitability objectives. The Company recorded approximately $2,324, $2,133, and $7,491 for incentive compensation earned in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Thermon Europe B.V., our European subsidiary, maintains defined benefit pension plans for qualifying employees located in The Netherlands. The Company is currently under contract with an insurance company to fund a defined benefit (average pay) pension plan to provide for estimated post-retirement pension income. During the twelve months ended March 31, 2017, 2016 and 2015, the Company made cash payments of $289, $295 and $313, respectively. Payments were made to the insurance company to fund the pension contract. As of March 31, 2017 and 2016, the plan had an estimated net benefit obligation of $1,611 and $1,590, respectively which is included in non-current liabilities. The obligation is based on an actuarial calculation of the pension obligation for the participants.

12. Commitments and Contingencies

At March 31, 2017, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $11,213. Of this amount, $1,450 is secured by cash deposits at the Company's financial institutions and an additional $3,461 represents a reduction of the available amount of the Company's short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2017 and 2016, was approximately $1,450 and $1,408, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $3,441, $3,200, and $2,904 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Future minimum annual lease payments under these leases are as follows for the fiscal years ended March 31:

2018	$2,753
2019	1,561
2020	1,297
2021	1,027
2022	771
Thereafter	519
$7,928

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $3,095, $1,865, and $2,225 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2018	$1,395
2019	217
$1,612

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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

Changes in the Company's warranty reserve are as follows

Balance at March 31, 2014	$645
Reserve for warranties issued during the period	368
Settlements made during the period	(584)
Balance at March 31, 2015	$429
Reserve for warranties issued during the period	490
Settlements made during the period	(459)
Balance at March 31, 2016	$460
Reserve for warranties issued during the period	143
Settlements made during the period	(303)
Balance at March 31, 2017	$300

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
Unvested options outstanding are scheduled to vest over five years with 20% vesting on the anniversary date of the grant each year. Stock options must be exercised within 10 years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. During fiscal 2017, we did not make any changes in accounting principles or methods of estimates relating to stock-based compensation expense.
Stock Options

A summary of stock option activity under our Stock Plans for fiscal 2017, fiscal 2016 and fiscal 2015 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2014	558,466	$7.96
Exercised	(88,050)	6.87
Forfeited	(5,374)	12.04
Balance at March 31, 2015	465,042	$8.12
Exercised	(29,056)	8.25
Forfeited	(2,260)	17.10
Balance at March 31, 2016	433,726	$8.07
Granted	28,499	19.64
Exercised	(47,484)	6.77
Forfeited	(2,802)	19.58
Balance at March 31, 2017	411,939	$8.94
For fiscal 2017, fiscal 2016 and fiscal 2015 the intrinsic value of stock option exercises was $627, $384, and $1,654, respectively. For the fiscal years ended March 31, 2017 and 2016, the Company recognized an excess tax deduction for options exercised of $(448) and $92, respectively, and was recorded in additional paid in capital.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2014	105,398	$8.33
Vested	(26,575)	6.94
Forfeited	(5,374)	6.14
Balance at March 31, 2015	73,449	$7.19
Vested	(30,379)	6.93
Forfeited	(2,260)	7.53
Balance at March 31, 2016	40,810	$7.39
Granted	28,499	19.64
Vested	(28,678)	6.93
Forfeited	(2,802)	7.53
Balance at March 31, 2017	37,829	$8.86
For fiscal 2017, fiscal 2016 and fiscal 2015, we recorded stock based compensation of $3,402, $3,749, and $3,295, respectively. Total unrecognized expense related to non-vested stock option awards was approximately $221 as of March 31, 2017. We anticipate this expense will be recognized over a weighted average period of approximately 2.16 years.

The following table summarizes information about stock options outstanding as of March 31, 2017:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2017	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2017
$5.20	273,221	3.55	$5.20	$4,273,176	273,221	3.55	$5.20	$4,273,176
$9.82	13,339	3.91	9.82	146,996	13,339	3.91	9.82	146,996
$12.00	54,100	4.09	12.00	477,619	54,100	4.09	12.00	477,619
$19.64	28,499	9.76	$19.64	34,199	—	9.76	19.64	$—
$21.52	42,780	5.34	21.52	(28,820)	33,450	5.34	21.52	(22,530)
$5.20-$21.52	411,939	4.25	$8.94	$4,903,170	374,110	4.25	$7.81	$4,875,261
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $20.84 as of March 31, 2017, which would have been received by the option holders had all option holders exercised as of that date.
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

The following table summarizes the activity with regard to unvested restricted stock awards issued to directors during fiscal 2017, fiscal 2016 and fiscal 2015.

Restricted Stock Awards	Number of Shares	Weighted Average Grant Price
Balance of unvested awards at March 31, 2014	17,516	$20.09
Granted	—	—
Released	(17,516)	20.09
Forfeited	—	—
Balance of unvested awards at March 31, 2015	—	$—
Granted	—	—
Released	—	—
Forfeited	—	—
Balance of unvested awards at March 31, 2016	—	$—
Granted	—	—
Released	—	—
Forfeited	—	—
Balance of unvested awards at March 31, 2017	—	$—

During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2017 and fiscal 2016, we issued 19,824 and 18,578 fully vested common shares which had a total fair value of $385 and $385 based on the closing price of our common stock on the date of issuance, respectively.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2017, fiscal 2016, and fiscal 2015.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2014	164,325	$20.53
Granted	96,462	24.44
Released	(46,623)	20.67
Forfeited	(15,342)	20.76
Balance of unvested units at March 31, 2015	198,822	$22.38
Granted	98,009	24.08
Released	(69,704)	21.97
Forfeited	(34,906)	22.53
Balance of unvested units at March 31, 2016	192,221	$23.36
Granted	135,855	18.65
Released	(111,611)	22.74
Forfeited	(8,319)	21.25
Balance of unvested units at March 31, 2017	208,146	$20.64

Based on our closing stock price of $20.84, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2017 was $4,338. Total unrecognized expense related to unvested restricted stock awards was approximately $2,817 as of March 31, 2017. We anticipate this expense to be recognized over a weighted average period of approximately 1.76 years.

Performance Stock Units. During fiscal 2017, fiscal 2016 and fiscal 2015, performance stock unit awards were issued to our executive officers and had total estimated grant date fair values of $881, $1,113 and $1,187, respectively. For the fiscal 2017 awards, the performance indicator for these awards is a combination of stock price and the Company's Adjusted EBIDTA over a three year period. The target number of shares is 15,141 and 32,345 for the stock price awards and Adjusted EBITDA awards, respectively. The stock price indicator measures our stock price compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market based units will be expensed over three years, whether or not the market condition is met. The Adjusted EBITDA indicator establishes target for the combined total of Adjusted EBITDA for the three years ending March 31, 2019. Since this is a performance based stock award, the Company will make estimates of periodic expense until the Adjusted EBITDA target is known and the expense for actual number of shares earned is determinable.

During fiscal 2017, performance stock awards that were scheduled to vest, did not meet the minimum market based indicator. Accordingly 50,799 previously outstanding performance stock units were forfeited. For performance stock units issued in fiscal 2015 and fiscal 2016, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2017.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2016	38,086	—	76,172
Fiscal 2017	47,486	—	94,972

The following table summarizes the number of awards earned and released during each fiscal year based on the results achieved for respective performance period:

Fiscal Year Earned	Number of Shares Earned	Number of Shares Withheld for Tax Obligation	Number of Shares Released
Fiscal 2015	19,446	4,284	15,162
Fiscal 2016	31,658	8,669	22,989
Fiscal 2017	—	—	—

At March 31, 2017, there was $761 in stock compensation that remained to be expensed, which will be recognized over a period of 1.55 years.

14. Other Expense

Other expense consisted of the following:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Foreign currency transaction loss	$(176)	$(139)	$(695)
Loss on foreign exchange forwards	(453)	(411)	(559)
Gain on Settlement of CHS Transactions	—	—	931
Other	219	(126)	(71)
	$(410)	$(676)	$(394)

15. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Current provision:
Federal provision	$1,588	$4,185	$8,402
Foreign provision	6,341	8,503	13,160
State provision	155	311	324
Deferred provision:
Federal deferred benefit	(1,907)	(1,964)	(5,063)
Foreign deferred benefit	(2,025)	(2,263)	(3,498)
State deferred benefit	(54)	(56)	(149)
Total provision for income taxes	$4,098	$8,716	$13,176

Deferred income tax assets and liabilities were as follows:

	March 31,
	2017	2016
Deferred tax assets:

Accrued liabilities and reserves	$1,617	$1,607
Stock option compensation	932	1,166
Foreign deferred benefits	2,340	788
Net operating loss carry-forward	1,250	614
Inventories	440	529
Capitalized transaction costs	390	531
Interest rate swap included in Other Comprehensive Loss	18	444
Foreign tax credit carry forward	65	52
Unrealized gain on hedge	—	7
Valuation allowance	(659)	(169)
Other	—	24
Total deferred tax assets	6,393	5,593
Deferred tax liabilities:
Intangible assets	(17,952)	(22,189)
Intangible assets - foreign	(7,452)	(7,787)
Property, plant and equipment	(3,637)	(3,208)
Prepaid expenses	(161)	(47)
Unrealized loss on hedge	(19)	—
Undistributed foreign earnings	(10)	—
Total deferred tax liabilities	(29,231)	(33,231)

Net deferred tax asset (liability)	$(22,838)	$(27,638)

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
U.S.	$(83)	$13,043	$22,493
Non-U.S.	19,165	19,323	40,069
Income from continuing operations	$19,082	$32,366	$62,562

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Notional U.S. federal income tax expense at statutory rate	$6,679	$11,328	$21,980
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	45	150	66
Undistributed foreign earnings	—	—	(3,105)
Rate difference-international subsidiaries	(2,622)	(1,727)	(4,113)
Charges/(benefits) related to uncertain tax positions	(128)	(1,227)	61
Release of valuation allowance for foreign net operating loss carry forward	—	—	(634)
Impact on deferred tax liability for statutory rate change	—	455	—
Non-deductible charges	296	51	(846)
Foreign purchase price adjustment	(379)	—	—
Change in valuation allowance	490	—	—
Other, net	(283)	(314)	(233)
Provision for income taxes	$4,098	$8,716	$13,176

As of March 31, 2017, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $4,097. Of this amount, $3,960 may be carried forward indefinitely. During the year ended March 31, 2015, the Company made an operational change in a jurisdiction that had a NOL and determined that it could be utilized in future periods. The valuation reserve previously recorded on the associated deferred tax asset was released and the Company recorded a tax benefit of $634. Our NOLs in other foreign jurisdictions currently carry a full valuation allowance.
We have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of this policy, we will not accrue a tax liability in anticipation of future dividends from our significant foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ended March 31, 2017 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates and after accounting for certain permanent differences, such as nondeductible compensation expenses. During the year ended March 31, 2015, the Company released a net deferred tax liability of $3,105 for taxes accrued on previously undistributed foreign earnings that are no longer expected to be repatriated.
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of foreign earnings. At March 31, 2017, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $138,974 of available earnings in our significant foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $13,000 to $15,000.
For the year ended March 31, 2014, the United States entities generated a net operating loss as result of the premiums paid and other costs related to the refinancing of the senior secured notes. The benefit of the net operating loss carry forward was fully utilized by our United States operations during the year ended March 31, 2016. During the year ended March 31, 2015, we received a refund from the United States Internal Revenue Service of $3,220 which relates to net operating losses that were previously carried back to our fiscal 2012 tax year.

As of March 31, 2017, the tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

As of March 31, 2017, we have established a reserve for uncertain income taxes in the amount of $533, all of which is related to our IPI acquisition. During the fiscal year ended March 31, 2017, we reduced our liabilities for uncertain tax positions in the amount of $176 as a portion of our uncertain tax positions related to periods which are no longer subject to audit. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016
Beginning balance	$661	$748
Additions from acquisitions based on tax positions related to prior years	—	1,119
Reductions for tax positions of prior years	(176)	(1,281)
Settlements	—	—
Interest and penalties on prior reserves	48	75
Reserve for uncertain income taxes	$533	$661
We expect that $533 of our liability for uncertain tax positions will be released during fiscal 2018 as the periods to which they relate will close.
16. Segment Information
We operate in four reportable segments based on four geographic countries or regions; United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we have acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As our operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Sales to External Customers:
United States	$119,791	$126,033	$115,388
Canada	41,721	56,925	98,500
Europe	71,133	65,370	57,450
Asia	31,485	33,600	37,240
	$264,130	$281,928	$308,578
Inter-segment Sales:
United States	$45,966	$50,807	$62,642
Canada	3,610	3,886	4,801
Europe	1,580	2,367	1,870
Asia	1,407	435	381
	$52,563	$57,495	$69,694
Depreciation Expense:
United States	$3,632	$3,117	$2,592
Canada	1,933	1,071	365
Europe	301	296	246
Asia	194	171	166
	$6,060	$4,655	$3,369
Amortization of Intangibles:
United States	$5,860	$6,080	$5,033
Canada	3,538	3,543	3,234
Europe	1,310	1,426	1,446
Asia	1,064	1,063	1,062
	$11,772	$12,112	$10,775
Income from Operations:
United States	$5,359	$20,607	$25,914
Canada (a)	8,040	7,302	33,307
Europe (b)	9,095	8,586	7,262
Asia	4,512	5,541	5,391
Unallocated:
Public company costs	(3,402)	(1,526)	(1,518)
Stock compensation	(1,160)	(3,749)	(3,295)
	$22,444	$36,761	$67,061

	March 31, 2017	March 31, 2016
Fixed Assets:
United States	$34,563	$34,528
Canada	4,674	3,754
Europe	3,532	2,769
Asia	497	566
	$43,266	$41,617
Total Assets:
United States	$186,300	$196,400
Canada	136,688	145,301
Europe	80,589	76,754
Asia	50,503	50,222
	$454,080	$468,677

(a) During the year ended March 31, 2016, the Canadian segment's operating income was negatively impacted by $5,706 due to acquisition related contingent consideration accounted for as compensation. As part of the Sumac transaction, we issued the sellers a $5,905 non-interest bearing note that matured on April 1, 2016. The terms of the performance-based note assume the continued employment of Sumac's principals, and as a result, the performance note payment is accounted for as compensation expense. The performance note was settled during the first quarter of fiscal 2017.
b) During the year ended March 31, 2016, the European segment's operating income was negatively impacted by a $1,713 impairment charge to Unitemp's goodwill and other intangible assets.
At March 31, 2017 and 2016, non-current deferred tax assets of $3,470 and $4,805 respectively, were applicable to the United States.

17. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2017 are as follows:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Sales	$67,582	$64,340	$68,812	$63,396
Gross Profit	28,274	28,619	28,924	26,114
Income from operations	5,280	7,299	5,675	4,190
Net income available to Thermon Group Holdings, Inc.	$3,251	$5,358	$3,506	$2,526

Net income per common share
Basic	$0.10	$0.17	$0.11	$0.08
Diluted	0.10	0.16	0.11	0.08

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Sales	$72,344	$74,427	$69,934	$65,223
Gross Profit	32,095	35,129	33,354	30,737
Income from operations	5,541	11,827	11,321	8,072
Net income available to Thermon Group Holdings, Inc.	$3,204	$8,480	$6,896	$4,429

Net income per common share
Basic	$0.10	$0.26	$0.21	$0.14
Diluted	0.10	0.26	0.21	0.14

The basic and diluted income per common share for each respective three month period is calculated independently. Therefore, the sum of the periods does not necessarily total the full year net income or loss per common share.

18. Business Interruption Recoveries

On May 3, 2016, a forest fire swept through the town of Fort McMurray, Alberta and the surrounding area causing significant damage to homes and businesses. None of Thermon's personnel located in Fort McMurray were injured nor were our facilities damaged. However, the entire city of Fort McMurray including all of our staff was evacuated for a period of approximately four weeks. We incurred temporary relocation costs of $21 for our employees as well as business interruption costs. As a result of the crisis at Fort McMurray, many of the nearby oil sands region facilities ceased operations until the first week of June during fiscal 2017. This shut down adversely impacted Thermon's core thermal solutions business and Sumac's equipment rental and sales business. We carry property insurance and business interruption coverages for all facilities including Fort McMurray. In the fourth quarter of fiscal 2017, we reached a settlement with the insurance carrier for the business interruption claim and received a cash payment, less deductible, of $320. As a result, the Company recorded $256 as a reduction to cost of sales, and $64 as a reduction to operating expenses.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2017, our internal control over financial reporting is effective.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2017 included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. The report is included in Item 8 in this annual report.
Changes in Internal Control

There have been no changes in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated herein by reference to the "Directors and Executive Officers" section of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled "Corporate Governance-Committees of the Board" and "Audit Committee Report" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2017 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2017. Specifically, the table provides information regarding our 2010 Equity Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	419,097	(3)	1,850,693
Equity plans not approved by security holders (4)	286,560	$5.42	—

(1)	Excludes securities reflected in the column entitled "Number of securities to be issued upon exercise of outstanding equity awards."

(2)
On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)
At March 31, 2017, the Company had outstanding under the LTIP: (i) 125,379 stock options, with a weighted average exercise price of $16.98, (ii) 208,146 unvested restricted stock units, with a weighted average grant date fair value of $20.64, and (iii) 85,572 performance units (assuming satisfaction of the performance metric at target and 171,144 at maximum), with a weighted average grant date fair value of $21.19.

(4)
The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (the "2010 Plan") was approved by our board of directors on July 28, 2010. The 2010 Plan authorized the issuance of 2,767,171 equity awards and provides for the grant of non-qualified stock options and restricted stock. In connection with our May 2011 IPO, all 2,757,524 of the unvested stock options that were then outstanding under the 2010 Plan became fully vested and exercisable. The 2010 Plan will terminate as of the earlier of (i) the date on which all equity awards under the 2010 Plan have been issued, (ii) the termination of the 2010 Plan by our board of directors, or (iii) the tenth anniversary of the effective date of the 2010 Plan; however, no further grants or equity awards will be made under the 2010 Plan. Under the 2010 Plan, the compensation committee of our board of directors has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant. At March 31, 2017, the Company had outstanding under the 2010 Plan 323,054 non-qualified stock options, with a weighted average exercise price of $5.39.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 30, 2017	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer, Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
May 30, 2017	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 30, 2017	Chief Financial Officer, Senior Vice President, Finance and Secretary	By:	/s/ Jay Peterson
	(Principal Financial and Accounting Officer)		Jay Peterson

May 30, 2017	Chairman of the Board	By:	/s/ Charles A. Sorrentino
Charles A. Sorrentino

May 30, 2017	Director	By:	/s/ Marcus J. George
Marcus J. George

May 30, 2017	Director	By:	/s/ Richard E. Goodrich
Richard E. Goodrich

May 30, 2017	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

May 30, 2017	Director	By:	/s/ John T. Nesser III
John T. Nesser III

May 30, 2017	Director	By:	/s/ Michael W. Press
Michael W. Press

May 30, 2017	Director	By:	/s/ Stephen A. Snider
Stephen A. Snider

EXHIBIT INDEX

Exhibit Number	Description

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

10.27
Form of Performance Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)*

10.28
Form of Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)*

10.29
Employment Agreement, effective as of April 1, 2016, between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 13, 2016)*

10.30
Form of Employee Adjusted EBITDA Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on May 31, 2016)*

10.31
Form of Employee RTSR Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)*

10.32
Form of Employee Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (effective as of fiscal 2017) (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)*

10.33	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)*
21.1**	Subsidiaries of Thermon Group Holdings, Inc.

Exhibit Number	Description

23.1**	Consent of KPMG LLP

23.2**	Consent of Alvarez & Marsal Private Equity Performance Improvement Group, LLC

31.1**	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jay Peterson, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Jay Peterson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
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

**     Filed herewith