Form 10-Q
period 2017-06-30
Thermon Group Holdings, Inc.
filed 2017-08-02
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

As of August 1, 2017, the registrant had 32,402,585 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2017

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,577	$42,842
Investments	12,928	44,786
Accounts receivable, net of allowance for doubtful accounts of $520 and $518 as of June 30, 2017 and March 31, 2017, respectively	51,994	63,719
Inventories, net	38,327	34,020
Costs and estimated earnings in excess of billings on uncompleted contracts	5,197	4,973
Prepaid expenses and other current assets	6,888	5,806
Income tax receivable	3,239	2,028
Total current assets	193,150	198,174
Property, plant and equipment, net	43,594	43,266
Goodwill	124,689	122,521
Intangible assets, net	84,546	86,178
Deferred income taxes	2,742	2,823
Other long term assets	724	1,118
Total assets	$449,445	$454,080
Liabilities
Current liabilities:
Accounts payable	$12,641	$15,683
Accrued liabilities	10,667	13,142
Current portion of long term debt	20,250	20,250
Billings in excess of costs and estimated earnings on uncompleted contracts	2,061	2,767
Income taxes payable	328	481
Total current liabilities	45,947	52,323
Long-term debt, net of current maturities and deferred debt issuance costs of $442 and $524 as of June 30, 2017 and March 31, 2017, respectively	55,246	60,226
Deferred income taxes	25,153	25,661
Other non-current liabilities	3,600	3,368
Total liabilities	129,946	141,578
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,370,856 and 32,365,553 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	219,852	219,284
Accumulated other comprehensive loss	(42,912)	(48,335)
Retained earnings	137,670	136,899
Total Thermon Group Holdings, Inc. shareholders' equity	314,642	307,880
Non-controlling interests	4,857	4,622
Total equity	319,499	312,502
Total liabilities and equity	$449,445	$454,080
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Sales	$51,736	$63,396
Cost of sales	27,922	37,282
Gross profit	23,814	26,114
Operating expenses:
Marketing, general and administrative and engineering	19,317	19,108
Amortization of intangible assets	2,939	2,816
Income from operations	1,558	4,190
Other income/(expenses):
Interest income	153	106
Interest expense	(802)	(914)
Other income	32	277
Income before provision for income taxes	941	3,659
Income tax expense	227	1,015
Net income	$714	$2,644
Income attributable to non-controlling interests	235	118
Net income available to Thermon Group Holdings, Inc.	$479	$2,526
Comprehensive income:
Net income available to Thermon Group Holdings, Inc.	$479	$2,526
Foreign currency translation adjustment	5,719	(182)
Derivative valuation, net of tax	(2)	(131)
Comprehensive income	$6,196	$2,213
Net Income per common share:
Basic	$0.01	$0.08
Diluted	0.01	0.08
Weighted-average shares used in computing net income per common share:
Basic	32,370,013	32,232,340
Diluted	32,861,203	32,694,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Operating activities
Net income	$714	$2,644
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,652	4,230
Amortization of deferred debt issuance costs	89	102
Stock compensation expense	785	906
Deferred income taxes	(674)	(833)
Other	319	(108)
Changes in operating assets and liabilities:
Accounts receivable	13,032	1,334
Inventories	(4,057)	(411)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,562)	(766)
Other current and noncurrent assets	(1,284)	(2,787)
Accounts payable	(2,442)	(4,557)
Accrued liabilities and noncurrent liabilities	(2,382)	(4,312)
Income taxes payable and receivable	(1,689)	(2,476)
Net cash provided by (used in) operating activities	5,501	(7,034)
Investing activities
Purchases of property, plant and equipment	(1,805)	(2,009)
Sale of rental equipment at net book value	4	20
Proceeds from sale of property, plant and equipment	8	441
Purchases of investments	(4,095)	—
Proceeds from the sale of investments	35,373	—
Net cash provided by (used in) investing activities	29,485	(1,548)
Financing activities
Payments on long term debt	(5,063)	(3,375)
Proceeds from exercise of stock options	82	67
Repurchase of employee stock units on vesting	(163)	(122)
Benefit from excess tax deduction from option exercises	(54)	—
Lease financing	(70)	(68)
Net cash used in financing activities	(5,268)	(3,498)
Effect of exchange rate changes on cash and cash equivalents	2,017	68
Change in cash and cash equivalents	31,735	(12,012)
Cash and cash equivalents at beginning of period	42,842	84,570
Cash and cash equivalents at end of period	$74,577	$72,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered industrial process heating solutions for process industries. Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. As a manufacturer, we provide a suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. In addition to our thermal solution offerings, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2017. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2017 and March 31, 2017, and the results of our operations for the three months ended June 30, 2017 and 2016.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2017, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2018.

Reclassifications
Certain reclassifications have been made within these consolidated financial statements to conform prior periods to current period classifications. On the consolidated balance sheet at March 31, 2017, we reduced the previously reported balance of prepaid expenses and other current assets by $2,000 and increased income tax receivable by the same amount. The income tax receivable amounts relate to tax payments or accruals made currently, which have not been included in tax returns filed within their respective jurisdictions. The Company believes that presenting these amounts as current income tax receivables provides a better understanding of our position related to taxation obligations.

Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

To assess the impact of the standard, we will rely on internal resources to lead the implementation effort and supplement them with an independent external resource. As of the first quarter of fiscal 2018, the Company had engaged an independent external firm. With the assistance of the external firm, the Company will select a sample of customer contracts that fairly represent any and all specifically identified contract traits that could be accounted for differently under amended guidance. In performing the contract review, we will be evaluating the potential impacts of the new revenue standard on the recognition and classification of certain revenue streams, the capitalization of contract acquisition costs, and the impact on revenue disclosures as well as other aspects of our consolidated financial statements and related disclosures. The contract reviews are currently in process and we anticipate the comprehensive review of the sample contracts to be completed by the end of the second quarter of fiscal 2018. After this work is complete, we believe we will have identified all material contract types and costs that may be impacted by this amended guidance. The Company is currently planning to adopt the amended guidance using the modified retrospective method as of April 1, 2018.

Stock Compensation - In March 2016, the FASB issued Accounting Standards Update 2016-09 “Compensation-Stock Compensation” (Topic 718), which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will no longer be separately classified as a financing activity and will be included as an operating activity on the consolidated statements of cash flows. The guidance allows for an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard effective April 1, 2017 and it did not have a material impact on our consolidated financial statements.

Inventory- In July 2015, the FASB issued Accounting Standards Update 2015-11 “Simplifying the Measurement of Inventory” (Topic 330). Under the new guidance, inventory is measured at the lower of cost and net realizable value, and the new guidance eliminates the use of replacement cost and net realizable value less a normal profit margin as techniques to value inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance will be applied prospectively for annual periods and interim periods within fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017 and it did not have a material impact on our consolidated financial statements.

Financial Instruments- In January 2016, the FASB issued Accounting Standards Update 2016-01 “Financial Instruments-Overall” (Subtopic 825-10), which amends the guidance on the classification and measurement of financial instruments. The amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through earnings. The amendment also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the credit risk when an entity has elected the fair value option. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted for certain provisions of the accounting standards update. Upon adoption of the standard, an entity will be required to make a cumulative-effect adjustment to retained earnings as of the beginning of such reporting period. We are currently evaluating when to adopt this standard. Upon adoption, we do not anticipate this standard will have a material impact on our consolidated financial statements.

Leases - In February 2016, the FASB issued Accounting Standards Update 2016-02 “Leases” (Topic 842), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial Instruments-Credit Losses” (Topic 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate this will have a material impact to our consolidated financial statements.

Statement of Cash Flows- In August 2016, the FASB issued Accounting Standards Update 2016-15 “Statement of Cash Flows” (Topic 230), which amends Topic 230 of the accounting standards codification (ASC) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight types of cash flows, some of which we believe could or will impact our financial statements upon adoption, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. Under the guidance, cash payments for debt prepayment or extinguishment costs must be classified as cash outflows from financing activities. Contingent consideration payments that were not made soon after a business combination must be separated and classified in operating and financing activities. Cash payments up to the amount of the contingent consideration liability recognized as of the acquisition dates, including any measurement-period adjustments, should be classified in financing activities, while any excess cash payments should be classified in operating activities. Cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We do not anticipate this will have a material impact to our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2017 and March 31, 2017, no assets or liabilities were valued using Level 3 criteria.
Information about our investments and long-term debt that is not measured at fair value is as follows:

	June 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Certificates of deposits with maturities greater than 90 days	$12,928	$12,928	$44,786	$44,786	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$75,938	$75,938	$81,000	$81,000	Level 2 - Market Approach

At June 30, 2017 and March 31, 2017, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Investments
At June 30, 2017 and March 31, 2017, the Company maintained $12,928 and $44,786, respectively, of term deposit accounts at several foreign financial institutions with whom we have an established relationship. Maturities on these deposits are greater than 90 days and less than one year and accordingly are classified as investments. The Company concluded that since the interest rates for these term deposits are based on the quoted rates from the various financial institutions that the pricing is indirectly observable and has been classified as a Level 2 market approach.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2017 and March 31, 2017, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2017	March 31, 2017
Russian Ruble	$1,142	$250
Euro	1,500	—
South Korean Won	1,800	1,300
Mexican Peso	450	450
Australian Dollar	400	375
Total notional amounts	$5,292	$2,375
The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2017		March 31, 2017
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$22	$95	$62	$10
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $47 and $130 in the three months ended June 30, 2017 and 2016, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2017 and 2016, our net foreign currency was a gain of $20 and a loss of $32, respectively. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income and expense, within our condensed consolidated statements of operations and comprehensive income.
Interest Rate Swaps
The Company has entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreements, we pay a fixed amount and receive payments based on a variable rate. The Company designated the interest rate swap contracts as cash flow hedges pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counterparty creditworthiness. At each reporting period our interest rate swap contracts are adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2017 and March 31, 2017, the fair values of the interest rate swap contracts were unrealized losses of $20 and $5, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contracts and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contracts are deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contracts are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. During the three months ended June 30, 2017, our interest rate on outstanding principal amounts averaged approximately

3.25%. As of June 30, 2017, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(53)	$(19)	$(34)	$(1,269)	$(444)	$(825)
Add: gain from change in fair value of cash flow hedge	(46)	(16)	(30)	(369)	(129)	(240)
Less: loss reclassified into earnings from effective hedge	(32)	(11)	(21)	(157)	(55)	(102)
Less: ineffective portion of hedge transferred into earnings	(11)	(4)	(7)	(11)	(4)	(7)
Unrealized loss at end of the period	$(56)	$(20)	$(36)	$(1,470)	$(514)	$(956)

Transfers out of accumulated other comprehensive loss
During the three months ended June 30, 2017 and 2016, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding tables, which were recorded within interest expense in our statements of operations and comprehensive income.
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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three months ended June 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$479	$2,526
Weighted-average common shares outstanding	32,370,013	32,232,340
Basic net income per common share	$0.01	$0.08

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$479	$2,526
Weighted-average common shares outstanding	32,370,013	32,232,340
Common share equivalents:
Stock options	203,769	227,134
Restricted and performance stock units	287,421	234,761
Weighted average shares outstanding – dilutive (1)	32,861,203	32,694,235
Diluted net income per common share	$0.01	$0.08
(1) For the three months ended June 30, 2017, and 2016, 48,514 and 47,706 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
4. Inventories
Inventories consisted of the following:

	June 30, 2017	March 31, 2017
Raw materials	$13,757	$12,270
Work in process	853	1,769
Finished goods	25,153	21,310
	39,763	35,349
Valuation reserves	(1,436)	(1,329)
Inventories, net	$38,327	$34,020

5. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of June 30, 2017 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2017	$52,016	$43,444	$18,437	$8,624	$122,521
Foreign currency translation impact	—	1,078	1,090	—	2,168
Balance as of June 30, 2017	$52,016	$44,522	$19,527	$8,624	$124,689
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year.

During the fiscal years ended March 31, 2017 and 2016, revenue from our Canadian operations decreased by approximately 27% and 42% compared to the fiscal years ended March 31, 2016 and 2015, respectively. Lower crude oil prices have had a significant adverse impact on capital spending, particularly in the Canadian oil sands region, which in turn resulted in the recent decline in revenue in Canada. We believe that the prior year decreases in our Canadian reporting units are cyclical in nature and that our long term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our Canadian operations.

We consider the sustained decline in our Canadian business, which management believes is attributable to lower oil prices and the reduction of capital investments in the Canadian oil sands region, to be an indicator of potential asset impairments in our Canadian reporting units. The goodwill balance in the Canadian reporting units at June 30, 2017 is $44,522 and the net intangible assets are $23,569. Beginning in the second quarter of fiscal 2016, we began to perform quarterly goodwill and intangible asset impairment assessments of our Canadian operations utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. As of June 30, 2017, based on the results of our quarterly goodwill impairment assessment, the estimated fair value of the Canadian reporting units exceeds the carrying values. As such, there was no impairment of our Canadian reporting units’ goodwill or intangible assets at June 30, 2017. We will continue to monitor our Canadian reporting units' goodwill and intangible asset valuations and test for potential impairments until the overall market conditions in Canada improve.

Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions in the United States, especially in energy markets, could indicate a need to reevaluate the fair value of our United States reporting unit and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our United States reporting unit in future periods.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2017	Accumulated Amortization	Net Carrying Amount at June 30, 2017	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017
Trademarks	$45,346	$595	$44,751	$44,563	$521	$44,042
Developed technology	9,975	3,647	6,328	9,796	3,454	6,342
Customer relationships	101,044	68,317	32,727	99,676	64,682	34,994
Certifications	449	—	449	442	—	442
Other	2,631	2,340	291	2,626	2,268	358
Total	$159,445	$74,899	$84,546	$157,103	$70,925	$86,178

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2017	March 31, 2017
Accrued employee compensation and related expenses	$6,338	$8,364
Customer prepayment	327	168
Warranty reserve	349	300
Professional fees	1,390	1,631
Sales tax payable	1,581	1,573
Other	682	1,106
Total accrued current liabilities	$10,667	$13,142
7. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,548 at June 30, 2017). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at June 30, 2017 or March 31, 2017.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,236 at June 30, 2017). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at June 30, 2017 or March 31, 2017.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $230 Australian Dollars (equivalent to $176 at June 30, 2017). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at June 30, 2017 or March 31, 2017.
Under the Company’s senior secured revolving credit facility described below in Note 8, “Long-Term Debt,” there were no outstanding borrowings at June 30, 2017 or March 31, 2017.

8. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2017	March 31, 2017
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $442 and $524 as of June 30, 2017 and March 31, 2017, respectively	$75,496	$80,476
Less current portion	(20,250)	(20,250)
Total long-term debt	$55,246	$60,226

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
At June 30, 2017, we had no outstanding borrowings under our senior secured revolving credit facility. The interest rate on outstanding borrowings as of June 30, 2017 was 3.06%. As of June 30, 2017, we had $56,371 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of June 30, 2017, our interest rate was 3.06%. The term loan includes monthly principal payments of $1,688 through March 31, 2019. The remaining $40,500 is due at maturity in April 2019.

Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts averaged approximately 3.25% during the three months ended June 30, 2017. As of June 30, 2017, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of June 30, 2017, we were in compliance with all financial covenants of the credit facility.

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
10. Commitments and Contingencies
At June 30, 2017, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $11,163. Of this amount, $1,443 is secured by cash deposits at the Company’s financial institutions and an additional $3,629 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit.  Included in prepaid expenses and other current assets at June 30, 2017 and March 31, 2017 was approximately $1,443 and $1,450, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $5,607 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of June 30, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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

At June 30, 2017, there were 411,939 options outstanding. For the three months ended June 30, 2017 and 2016, stock compensation expense was $785 and $906, respectively.
During the three months ended June 30, 2017, 104,962 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $1,950. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $385. During the three months ended June 30, 2017, 4,648 fully vested common shares, were issued in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $96 for the three months ended June 30, 2017. The fair value of the awards is expensed on each grant date.

During the three months ended June 30, 2017, a target amount of 15,438 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $340. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2020, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2020. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 30,876 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the three months ended June 30, 2017, a target amount of 58,246 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2020. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,080. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 116,492, in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

12. Income Taxes
For the three month periods ended June 30, 2017 and 2016, the Company recorded tax expense of $227 on pre-tax income of $941 and tax expense of $1,015 on pre-tax income of $3,659, respectively. Our anticipated annual effective tax rate is approximately 24.5% and has been applied to our consolidated pre-tax income for the three months ended June 30, 2017. For the three months ended June 30, 2016, our tax provision reflected an annual effective tax rate of 27.6%.
We have adopted a permanent reinvestment position whereby we expect to reinvest our foreign earnings for most of our foreign subsidiaries and do not expect to repatriate future earnings. As a result of the adoption of a permanent reinvestment position, we do not accrue a tax liability in anticipation of future dividends from most of our foreign subsidiaries. The estimated annual effective tax rate for the fiscal year ending March 31, 2018 reflects the estimated taxable earnings of our various foreign subsidiaries and the applicable local tax rates, after accounting for certain permanent differences, such as non-deductible compensation expense.
As of June 30, 2017, we have established a long-term liability for uncertain tax positions in the amount of $543, all of which is related to the IPI acquisition. We expect such long-term liability to be released as a discrete tax benefit during the three month period ending December 31, 2017 as the audit periods to which they relate will expire. During the three months ended June 30, 2017, the Company recognized related accrued interest and penalties of $10 as income tax expense related to our current uncertain tax positions.

As of June 30, 2017, the tax years for fiscal 2013 through fiscal 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

13. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: the United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction (“EPC”) companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired Unitemp, IPI and Sumac. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from Sumac will comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Sales to External Customers:
United States	$23,551	$30,154
Canada	12,099	10,109
Europe	10,617	13,763
Asia	5,469	9,370
	$51,736	$63,396
Inter-Segment Sales:
United States	$9,582	$10,639
Canada	1,464	589
Europe	361	601
Asia	373	128
	$11,780	$11,957
Depreciation Expense:
United States	986	861
Canada	605	452
Europe	90	69
Asia	32	32
	$1,713	$1,414
Amortization Expense:
United States	$1,504	$1,314
Canada	840	901
Europe	329	335
Asia	266	266
	$2,939	$2,816
Income from operations:
United States	$(1,047)	$39
Canada	3,448	1,733
Europe	(146)	1,651
Asia	462	2,044
Unallocated:
Stock compensation	(785)	(906)
Public company costs	(374)	(371)
	$1,558	$4,190

	June 30, 2017	March 31, 2017
Property, plant and equipment, net:
United States	$34,925	$34,563
Canada	4,632	4,674
Europe	3,544	3,532
Asia	493	497
	$43,594	$43,266
Total Assets:
United States	$177,269	$186,300
Canada	142,255	136,688
Europe	80,463	80,589
Asia	49,458	50,503
	$449,445	$454,080

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2017 and 2016 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2017 and 2016 as YTD 2018 and YTD 2017, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
This quarterly report includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases are intended to identify forward-looking statements in this quarterly report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; and (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year.

Actual events, results and outcomes may differ materially from our expectations expressed in such forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (ix) our ability to protect data and thwart potential cyber attacks; (x) a material disruption at any of our manufacturing facilities; (xi) our dependence on subcontractors and suppliers; (xii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xiii) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xiv) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; and (xv) the extent to which federal, state, local, and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on May 30, 2017 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our five manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2018 and YTD 2017, approximately 55% and 52% of our revenues were generated outside of the United States, respectively. Since March 2015, we have acquired three companies, Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2017 was $110.2 million as compared to $106.9 million at March 31, 2017. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 30, 2017 and elsewhere in this quarterly report and those described below:

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

•
Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in capital spending for new facilities in Canada, Eastern Europe and the Middle East. During fiscal year 2017, we experienced a 27% year-over-year revenue decline in our Canadian operations, where the decline in the price of oil resulted in the postponement or suspension of a number of significant upstream exploration and production projects. In YTD 2018, our Canadian operations experienced a revenue increase of 20% as compared to YTD 2017 due to an increase in MRO/UE demand. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

•
Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have acquired three companies, Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.

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

	Three Months Ended June 30,
	2017	2016
Greenfield	28%	43%
MRO/UE	72%	57%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2018 and YTD 2017, MRO/UE sales comprised approximately 72% and 57% of our consolidated revenues, respectively. Over the last year, we have experienced a decline in Greenfield revenues. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Canadian operations. During the fiscal years ended March 31, 2017 and 2016, revenue from our Canadian operations decreased by approximately 27% and 42% compared to the fiscal years ended March 31, 2016 and 2015, respectively. Lower crude oil prices have had a significant adverse impact on capital spending, particularly in the Canadian oil sands region, which in turn resulted in the recent decline in revenue in Canada. We believe that the prior year decreases in our Canadian reporting units are cyclical in nature and that our long term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our Canadian operations.

               We consider the sustained decline in our Canadian business, which management believes is attributable to lower oil prices and the reduction of capital investments in the Canadian oil sands region, to be an indicator of potential asset impairments in our Canadian reporting units. The goodwill balance in the Canadian reporting units at June 30, 2017 is $44.5 million and the net intangible assets are $23.6 million. Beginning in the second quarter of fiscal 2016, we began to perform quarterly goodwill and intangible asset impairment assessments of our Canadian operations utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. As of June 30, 2017, based on the results of our quarterly goodwill impairment assessment, the estimated fair value of the Canadian reporting units exceeds the carrying values. As such, there was no impairment of our Canadian reporting units’ goodwill or intangible assets at June 30, 2017. We will continue to monitor our Canadian reporting units' goodwill and intangible asset valuations and test for potential impairments until the overall market conditions in Canada improve.

Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions in the United States, especially in energy markets, could indicate a need to reevaluate the fair value of our United States reporting unit and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our United States reporting unit in future periods.

Results of Operations (Three-month periods ended June 30, 2017 and 2016)
The following table sets forth our consolidated statements of operations data for the three months ended June 30, 2017 and 2016 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/ (Decrease)
	(dollars in thousands)
	2017	2016	$	%
Consolidated Statements of Operations Data:
Sales	$51,736	$63,396	$(11,660)	(18)%
Cost of sales	27,922	37,282	(9,360)	(25)%
Gross profit	$23,814	$26,114	$(2,300)	(9)%
Gross margin %	46.0%	41.2%
Operating expenses:
Marketing, general and administrative and engineering	$18,532	$18,202	$330	2%
Stock compensation expense	785	906	(121)	(13)%
Amortization of intangible assets	2,939	2,816	123	4%
Income from operations	$1,558	$4,190	$(2,632)	(63)%
Interest expense, net:
Interest income	153	106	47	44%
Interest expense	(713)	(812)	99	(12)%
Amortization of debt costs	(89)	(102)	13	(13)%
Interest expense, net	(649)	(808)	159	(20)%
Other income	32	277	(245)	(88)%
Income before provision for income taxes	$941	$3,659	$(2,718)	(74)%
Income tax expense	227	1,015	(788)	(78)%
Net income	$714	$2,644	$(1,930)	(73)%
Income attributable to non-controlling interests (1)	235	118	117	99%
Net income available to Thermon Group Holdings, Inc.	$479	$2,526	$(2,047)	(81)%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Three Months Ended June 30, 2017 (“YTD 2018”) Compared to the Three Months Ended June 30, 2016 (“YTD 2017”)
Revenues. Revenues for YTD 2018 were $51.7 million, compared to $63.4 million for YTD 2017, a decrease of $11.7 million or 18%. Our sales mix in YTD 2018 was 28% Greenfield and 72% MRO/UE, as compared to 43% Greenfield and 57% MRO/UE in YTD 2017. Greenfield revenue is typically at or near 40% of our total revenue. During YTD 2018, some of our customers delayed delivery for their Greenfield projects which, in part, caused Greenfield revenues to be lower than historical averages.
YTD 2018 revenue declined in all geographic regions with the exception of Canada which increased by $2.0 million or 20% as compared to YTD 2017. Within our Canada segment, we are beginning to see increased demand for MRO/UE, and slight improvement in the overall market conditions within the Canadian oil sands region. YTD 2018 revenues in the United States declined $6.6 million or 22%. United States revenues continue to be impacted by declining Greenfield revenues, which is primarily attributable to Greenfield project timing. United States MRO/UE remained flat as compared to YTD 2017. YTD 2018 revenue in Europe declined by $3.1 million or 23%. Our Asia segment revenue declined by $3.9 million or 42% in YTD 2018 as compared to YTD 2017. Revenue reductions in Asia and Europe were attributable to project delays by our customers. We expect revenue levels to recover later in fiscal 2018 for Asia and Europe based on strong backlog of orders in those regions.

Gross profit and margin. Gross profit totaled $23.8 million in YTD 2018, compared to $26.1 million in YTD 2017, a decrease of $2.3 million or 9%. The decline in gross profit is partly due to the decline in revenue, but offset in part by an increase to gross margins which were 46.0% and 41.2% in YTD 2018 and YTD 2017, respectively. Our YTD 2018 gross margins were within our historical average range of 45%-50%, whereas our YTD 2017 gross margins were below this range. Our YTD 2018 gross margins were positively impacted by a favorable MRO mix. Our gross margin percentage in YTD 2018 has been positively impacted by revenues containing a higher percentage of MRO sales and less construction services. Our MRO sales include the greatest concentration of sales of our higher margin heat tracing cable. Greenfield revenue generally has lower gross margins than our MRO revenue due to a higher mix of third-party manufactured products and installation labor related costs. In YTD 2018, we did see higher gross margins from Greenfield projects due to a combination of favorable pricing, cost controls and execution of our projects.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $18.5 million in YTD 2018, compared to $18.2 million in YTD 2017, an increase of $0.3 million or 2%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 35.8% and 28.7% in YTD 2018 and YTD 2017, respectively. The increase in YTD 2018 marketing, general and administrative and engineering costs is primarily attributable to increased depreciation expense in YTD 2018, as a result of acquisitions of Unitemp, Sumac and IPI and increased levels of capital spend. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. The accrual in YTD 2018 was similar to YTD 2017. In future periods, this accrual will be adjusted in line with the year to date financial results.
Stock compensation expense. Stock compensation expense was $0.8 million and $0.9 million in YTD 2018 and YTD 2017, respectively. For the remainder of fiscal 2018, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $2.9 million in YTD 2018 and $2.8 million in YTD 2017. During YTD 2017, we finalized the provisional purchase price accounting for IPI and determined that the fair value of the customer relationships was less than originally estimated. As a result of the reduction of the fair value of the customer relationships, our amortization of intangible assets was reduced by $0.3 million during YTD 2017. The reduction was offset in part by increased amortization expense associated with foreign currency translation.
Interest expense. Interest expense, net, was $0.6 million in YTD 2018, compared to $0.8 million in YTD 2017, a decrease of $0.2 million. Interest expense on outstanding principal decreased $0.1 million in YTD 2018 as compared to YTD 2017. The decrease is attributed to the $15.2 million scheduled reduction of outstanding principal on our senior secured credit facility over the last twelve months. Based on the terms of our interest rate swaps, we anticipate our interest rate on outstanding principal payments will be approximately 3.25% through March 2018. We have hedged 100% of future interest payments on our senior secured credit facility through maturity in April 2019.
Other income. Other income was $32 thousand and $0.3 million in YTD 2018 and YTD 2017, respectively, a decrease of $0.2 million which was primarily attributable to a gain on asset sale realized in YTD 2017. In YTD 2017, we recognized a gain of $0.2 million from sales of land and buildings which we were not utilizing. Our foreign currency transactions were gains of $20 thousand and losses of $32 thousand in YTD 2018 and YTD 2017, respectively. We incur foreign exchange gains and losses on the settlement of intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  Income tax expense was $0.2 million in YTD 2018 on pre-tax income of $0.9 million compared to an income tax expense of $1.0 million in YTD 2017 on pre-tax net income of $3.7 million, a decrease of $0.8 million which is mostly attributable to lower pre-tax income. Our effective tax rate was 24.1% and 27.7% in YTD 2018 and YTD 2017, respectively.
Our anticipated annual effective income tax rate was 24.5% and 27.6% in YTD 2018 and YTD 2017, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. The estimated annual income tax rate is lower in YTD 2018 than in YTD 2017 due primarily to lower estimated taxable income in the United Sates where the corporate income tax rate is 35%. See Note 12, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $0.5 million in YTD 2018 as compared to $2.5 million in YTD 2017, a decrease of $2.0 million or 81%. The decrease in YTD 2018 net income is primarily due to our decreased gross profit of $2.3 million as a result of our revenue decline. Our net income was also negatively impacted by a $0.3 million increase in marketing, general and administrative and engineering expense, due to increased depreciation expense, and a $0.2 million decrease in other income related to the sale of land and buildings in YTD 2017. These increases in expenses were offset in part by a $0.2 million decrease in interest expense net, a $0.8 million decrease in income tax expense due to reduced pre-tax net income and a $0.1 million decrease in stock compensation expense. Additionally, income attributable to non-controlling interests increased $0.1 million due to an increase in Sumac's net income.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2017 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$75,938	$20,250	$55,688	$—	$—
Interest payments on variable rate term loan(2)	2,885	1,860	1,025	—	—
Operating lease obligations(3)	8,019	2,753	3,000	1,891	375
Information technology services agreements(4)	2,048	1,985	59	4	—
Total	$88,890	$26,848	$59,772	$1,895	$375
__________________________________
(1) Consists of monthly scheduled principal payments under our credit facility of $1.7 million through maturity in March 2019 with a lump-sum payment of $40.5 million due at maturity in April 2019.
(2)     Consists of estimated future term loan interest payments under our credit facility. Based on our current interest rate as of June 30, 2017, and after giving effect to our two interest rate swap contracts, we expect our interest rate will range from 3.12% to 3.81% throughout the remaining term of the credit facility.
(3)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(4)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At June 30, 2017, we had in place standby letters of credit, bank guarantees and performance bonds totaling $11.2 million to support our various customer contracts. Our Indian subsidiary also has $5.6 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At June 30, 2017, we had $74.6 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $2.7 million, or 4%, of these amounts were held in domestic accounts with various institutions and approximately $71.9 million, or 96%, of these amounts were held in accounts outside of the United States with various financial institutions.

Investments. At June 30, 2017, we had $12.9 million in short-term certificates of deposits which are classified as investments. All of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 8, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At June 30, 2017, we had no outstanding borrowings under our revolving credit facility and $56.4 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $3.6 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2017, we had $75.9 million of outstanding principal on our variable rate term loan. The credit agreement, as amended by the first and second amendments, requires monthly principal payments of $1.7 million through March 31, 2019. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $40.5 million due at maturity in April 2019.
Interest rate swaps. We have entered into two interest rate swap contracts to reduce exposure to interest rate fluctuations associated with our variable rate term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of our interest rate swaps, our interest rate on outstanding principal amounts averaged approximately 3.25% during the three months ended June 30, 2017. As of June 30, 2017, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019.
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
Since we have established a permanent reinvestment policy on foreign earnings, we have not established a deferred tax liability for the U.S. tax associated with potential repatriation of most foreign earnings. At the end of our last fiscal year on March 31, 2017, we had not provided for U.S. federal income taxes and foreign withholding taxes on approximately $139 million of available earnings in our foreign subsidiaries that are expected to be indefinitely invested. Future tax law changes or changes in the needs of our foreign subsidiaries could cause us to reconsider our policy and repatriate such earnings to the U.S. in the form of dividends. Any such dividends would be limited to the actual cash or assets available at our foreign subsidiaries, which are also subject to foreign currency fluctuations. Upon repatriation, the U.S. tax liability would be reduced by any foreign taxes already paid. We estimate that the ultimate tax liability for the repatriation of our foreign earnings would be in the range of $13 million to $15 million. This estimate is based on a U.S. corporate income tax rate of 35% and a weighted average tax rate of approximately 25% for available foreign tax credits that would be applied against the repatriation of foreign earnings.

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

For the remainder of fiscal year 2018, we estimate we will invest approximately $4.7 million in property plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2018, we invested $0.4 million, net of dispositions, for temporary power products that were or will be deployed to our customers on a rental basis.
Net cash provided by/(used in) operating activities totaled $5.5 million for YTD 2018, compared to $(7.0) million used in YTD 2017, an increase of $12.5 million. The increase of $12.5 million of net cash provided by operating activities is primarily due to our decrease in our accounts receivable balance. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes and other non-cash items were $5.2 million in YTD 2018 and $4.3 million in YTD 2017, an increase of $0.9 million.
In YTD 2018, our working capital assets in accounts receivable, inventory, costs and estimated earnings and billings on construction and other current assets were a source of cash of $6.1 million. In YTD 2017 these assets increased representing a use of cash of $2.6 million, a comparative increase in the source of cash of $8.8 million. During YTD 2018, accounts receivable decreased due to strong collections and lower revenues, representing a source of cash of $13.0 million. During YTD 2017, accounts receivable decreased which represented a source of cash of $1.3 million. In YTD 2018 our inventory balance increased due to the build-up of inventory for future periods, representing a use of cash of $4.1 million and in YTD 2017 our inventory increased by $0.4 million, representing a use of cash. Cost and estimated earnings in excess of billings on uncompleted contracts was a use of cash of $1.6 million and $0.8 million in YTD 2018 and YTD 2017, respectively, which is primarily attributed to timing of billings on our turnkey projects.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented uses of cash of $4.8 million and $8.9 million in YTD 2018 and YTD 2017, respectively, a decrease of $4.0 million. The decrease in YTD 2018 is primarily due to the timing of vendor payments. Changes in our income taxes payable and receivable balances represented a use of cash of $1.7 million and $2.5 million in YTD 2018 and YTD 2017, respectively. The comparatively lower use of cash for tax payments is attributable to our decline in worldwide pre-tax income.
Net cash provided by/(used in) in investing activities totaled $29.5 million and $(1.5) million for YTD 2018 and YTD 2017, respectively, an increase in the source of cash for investing activities of $31.0 million, which is the net effect of the following items. During YTD 2018, we invested in additional cash deposits of $4.1 million in short term interest bearing certificates of deposits, and $35.4 million in cash deposits matured during the period and were transferred to accounts with short term maturities and classified as cash equivalents. In YTD 2018 and YTD 2017, we purchased $1.8 million and $2.0 million, respectively, of property, plant and equipment. Included in total property, plant and equipment are net investments of $0.4 million and $1.0 million for rental equipment for our Sumac business during YTD 2018 and YTD 2017, respectively.
Net cash used in financing activities totaled $5.3 million and $3.5 million used in YTD 2018 and YTD 2017, respectively, reflecting an increase in the use of cash of $1.8 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $5.1 and $3.4 million in YTD 2018 and YTD 2017, respectively. In YTD 2018, scheduled monthly principal payments on the variable rate term loan increased from $1.1 million to $1.7 million. See Note 8, “Long-Term Debt” for additional information on our variable rate term loan.

Off-Balance Sheet Arrangements
As of June 30, 2017, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 55% of our YTD 2018 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2018, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a decrease in net income of $0.2 million for YTD 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in an increase in net income of $0.2 million for YTD 2018. A 10% appreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $18 thousand for YTD 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $22 thousand for YTD 2018. We note that in YTD 2018, our consolidated Euro dollar-denominated business' produced a net loss.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were a gain of $20 thousand and a loss of $32 thousand in YTD 2018 and YTD 2017, respectively.
As of June 30, 2017, we had approximately $5.3 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars.  See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2018, we estimate that our sales were negatively impacted by $0.7 million when compared to foreign exchange translation rates that were in effect in YTD 2017. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2018, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and several Asian currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $5.7 million and losses of $0.2 million in YTD 2018 and YTD 2017, respectively, representing a comparative increase in foreign currency translation gains of $5.9 million. The comparative increase in YTD 2018 foreign currency translation gains is primarily due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar. In YTD 2017, most foreign currency exchange rates remained relatively stable against the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 3.06% as of June 30, 2017. We entered into two interest rate swap agreements which fixed our interest payments on outstanding principal. Based on the terms of our interest rate swaps and the Amendment, our interest rate will average approximately 3.25% through March 2018. We have hedged 100% of future interest payments on our credit facility through maturity in April 2019. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of June 30, 2017, we had $75.9 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $0.7 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap agreements.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the SEC on May 30, 2017.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on May 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2017.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 2, 2017	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Second Amended and Restated Bylaws of Thermon Group Holdings, Inc., effective as of June 15, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8‑K filed on June 16, 2017)

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