Form 10-Q
period 2017-09-30
Thermon Group Holdings, Inc.
filed 2017-10-23
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, the registrant had 32,439,865 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,378	$42,842
Investments	5,066	44,786
Accounts receivable, net of allowance for doubtful accounts of $660 and $518 as of September 30, 2017 and March 31, 2017, respectively	55,923	63,719
Inventories, net	43,490	34,020
Costs and estimated earnings in excess of billings on uncompleted contracts	10,322	4,973
Prepaid expenses and other current assets	7,845	5,806
Income tax receivable	3,001	2,028
Total current assets	209,025	198,174
Property, plant and equipment, net	44,806	43,266
Goodwill	127,205	122,521
Intangible assets, net	82,946	86,178
Deferred income taxes	2,766	2,823
Other long term assets	991	1,118
Total assets	$467,739	$454,080
Liabilities
Current liabilities:
Accounts payable	$18,337	$15,683
Accrued liabilities	12,438	13,142
Current portion of long term debt	20,250	20,250
Billings in excess of costs and estimated earnings on uncompleted contracts	4,174	2,767
Income taxes payable	892	481
Total current liabilities	56,091	52,323
Long-term debt, net of current maturities and deferred debt issuance costs of $363 and $524 as of September 30, 2017 and March 31, 2017, respectively	50,262	60,226
Deferred income taxes	24,863	25,661
Other non-current liabilities	3,653	3,368
Total liabilities	134,869	141,578
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,434,909 and 32,365,553 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	220,578	219,284
Accumulated other comprehensive loss	(35,053)	(48,335)
Retained earnings	142,156	136,899
Total Thermon Group Holdings, Inc. shareholders' equity	327,713	307,880
Non-controlling interests	5,157	4,622
Total equity	332,870	312,502
Total liabilities and equity	$467,739	$454,080
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016

Sales	$61,631	$68,812	$113,367	$132,208
Cost of sales	30,671	39,888	58,593	77,170
Gross profit	30,960	28,924	54,774	55,038
Operating expenses:
Marketing, general and administrative and engineering	20,521	20,224	39,838	39,332
Amortization of intangible assets	3,022	3,025	5,961	5,841
Income from operations	7,417	5,675	8,975	9,865
Other income/(expenses):
Interest income	239	129	392	235
Interest expense	(787)	(895)	(1,589)	(1,809)
Other expense	(103)	(427)	(71)	(150)
Income before provision for income taxes	6,766	4,482	7,707	8,141
Income tax expense	1,688	808	1,915	1,823
Net income	$5,078	$3,674	$5,792	$6,318
Income attributable to non-controlling interests	300	168	535	286
Net income available to Thermon Group Holdings, Inc.	$4,778	$3,506	$5,257	$6,032
Comprehensive income:
Net income available to Thermon Group Holdings, Inc.	$4,778	$3,506	$5,257	$6,032
Foreign currency translation adjustment	7,563	(678)	13,281	(860)
Derivative valuation, net of tax	9	290	7	160
Comprehensive income	$12,350	$3,118	$18,545	$5,332
Net Income per common share:
Basic	$0.15	$0.11	$0.16	$0.19
Diluted	0.15	0.11	0.16	0.19
Weighted-average shares used in computing net income per common share:
Basic	32,408,143	32,278,361	32,412,819	32,255,476
Diluted	32,789,521	32,610,935	32,717,375	32,580,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Operating activities
Net income	$5,792	$6,318
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,544	8,754
Amortization of deferred debt issuance costs	174	202
Stock compensation expense	1,732	1,821
Deferred income taxes	(1,195)	(1,932)
Other	122	(84)
Changes in operating assets and liabilities:
Accounts receivable	9,433	1,210
Inventories	(8,418)	677
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,783)	(1,461)
Other current and noncurrent assets	(3,301)	(403)
Accounts payable	3,733	(3,250)
Accrued liabilities and noncurrent liabilities	539	(5,252)
Income taxes payable and receivable	171	(4,380)
Net cash provided by operating activities	12,543	2,220
Investing activities
Purchases of property, plant and equipment	(4,887)	(3,814)
Sale of rental equipment at net book value	169	229
Proceeds from sale of property, plant and equipment	8	811
Purchases of investments	(8,283)	—
Proceeds from the sale of investments	49,310	—
Net cash provided by (used in) investing activities	36,317	(2,774)
Financing activities
Proceeds from revolving credit facility	4,000	—
Payments on long term debt and revolving credit facility	(14,125)	(6,750)
Proceeds from exercise of stock options	106	67
Repurchase of employee stock units on vesting	(463)	(561)
Lease financing	(125)	(111)
Net cash used in financing activities	(10,607)	(7,355)
Effect of exchange rate changes on cash and cash equivalents	2,283	(91)
Change in cash and cash equivalents	40,536	(8,000)
Cash and cash equivalents at beginning of period	42,842	84,570
Cash and cash equivalents at end of period	$83,378	$76,570
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2017. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2017 and March 31, 2017, and the results of our operations for the three and six months ended September 30, 2017 and 2016.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2017, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2018.

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

Subsequent Events
On October 3, 2017, 2071827 Alberta Ltd. ("MergerSub"), a newly created, indirect and wholly-owned subsidiary of the Company, entered into Definitive Agreements (as defined below) to purchase 100% of the equity interests of CCI Thermal Technologies Inc. ("CCI") and certain related real estate assets (collectively, the "CCI Acquisition"). CCI is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta. The Company's Board of Directors unanimously approved the Definitive Agreements and the other transactions contemplated by the Definitive Agreements.
The total cash consideration to be paid upon closing of the CCI Acquisition (the "Closing") is $258.0 million CAD (approximately $206.4 million USD at the exchange rate as of October 4, 2017), $204.0 million CAD of which will be paid by MergerSub for approximately 89.9% of the equity interests of CCI pursuant to that certain share purchase agreement dated October 3, 2017 (the "Share Purchase Agreement") among MergerSub, Camary Holdings, Ltd. ("Camary") and Rocor Holdings, Ltd. ("Rocor"), and $23.0 million CAD of which will be paid by MergerSub at Closing for the remaining 10.1% of the equity interests of CCI pursuant to certain employee share purchase agreements dated October 3, 2017 (the "Employee Share Agreements" and, together with the Share Purchase Agreement, the "Definitive Agreements") among MergerSub and certain current and former employee shareholders of CCI ("Employee Shareholders"). These amounts are subject to customary purchase price adjustments, including a working capital adjustment. In a separate but related transaction, MergerSub will pay $31.0 million CAD to Whitemud Place Properties Inc. at Closing for three parcels of real estate currently being used in the operation of CCI's business in Canada.
The CCI Acquisition is expected to close in the Company's third fiscal quarter, subject to the satisfaction or waiver of certain customary closing conditions. MergerSub and CCI will amalgamate immediately following the Closing. The Definitive Agreements provide for customary representations, warranties, covenants, indemnifications and agreements, including, among others, that all parties will use commercially reasonable efforts to complete the CCI Acquisition and that CCI will conduct its business in the ordinary course consistent with past practice during the period between the execution of the Definitive Agreements and the Closing. The post-closing liabilities of Camary, Rocor and the Employee Shareholders have been limited pursuant to the terms of the Definitive Agreements. Breaches of certain representations and warranties by Camary and Rocor are expected to be insured under an insurance policy.
In addition, pursuant to the share purchase agreement, MergerSub paid a $5.0 million CAD cash deposit (the "Deposit") upon execution of the Definitive Agreements to be held in escrow until the earlier of Closing or forfeiture by the Company. The Deposit will be fully applied to the purchase price payable at Closing. The Deposit will become non-refundable to the Company on or about October 30, 2017 if the CCI Acquisition fails to close due to insufficient financing.
The transaction will be financed with a combination of cash on hand and a new senior secured debt facility. Concurrently and in connection with the execution of the Definitive Agreements, Thermon Industries, Inc., a wholly owned subsidiary of the Company, entered into a commitment letter dated October 3, 2017 (the “Debt Commitment Letter”) with JPMorgan Chase Bank, N.A. ("JPMorgan") whereby JPMorgan committed to provide debt financing for the CCI Acquisition consisting of a $250.0 million USD senior secured term loan B facility (the "Term Facility") and a senior secured revolving credit facility in an aggregate amount of $60.0 million USD (the "Revolving Facility," and together with the Term Facility, the "Facilities"). The obligation of JPMorgan to provide debt financing under the Debt Commitment Letter is subject to a number of customary conditions set forth in the Debt Commitment Letter, including, without limitation, execution and delivery by the borrowers and the guarantors of definitive credit agreement documentation consistent with the terms set forth in the Debt Commitment Letter. The Company intends to use part of the loan proceeds to refinance its existing term loan facility as well as complete the CCI Acquisition and pay certain related fees and associated expenses.
The Company intends to hedge the foreign currency exposure associated with the CCI Acquisition's Canadian dollar denominated purchase price and has entered into non-designated option contracts with a notional value of $200.0 million CAD at a weighted average strike price of 1.244 Canadian dollars per US dollar. These option contracts will expire on October 30, 2017.

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

To assess the impact of the standard, we utilize internal resources to lead the implementation effort and supplement them with an independent external resource. As of the second quarter of fiscal 2018, the Company, after engaging an independent external firm to assist, selected a sample of customer contracts that we believe fairly represent specifically identified contract traits that could be accounted for differently under amended guidance. In performing the contract review, we will be evaluating the potential impacts of the new revenue standard on the recognition and classification of contract revenue and the potential capitalization of contract costs. The contract reviews are currently in process and we anticipate the comprehensive review of the sample contracts to be completed by the end of the third quarter of fiscal 2018. After this work is complete, we believe we will have identified all material contract types and costs that may be impacted by this amended guidance. The Company is currently planning to adopt the amended guidance using the modified retrospective method as of April 1, 2018.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2017 and March 31, 2017, no assets or liabilities were valued using Level 3 criteria.
Information about our investments and long-term debt that is not measured at fair value is as follows:

	September 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Certificates of deposits with maturities greater than 90 days	$5,066	$5,066	$44,786	$44,786	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$70,875	$70,875	$81,000	$81,000	Level 2 - Market Approach

At September 30, 2017 and March 31, 2017, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Investments
At September 30, 2017 and March 31, 2017, the Company maintained $5,066 and $44,786, respectively, of term deposit accounts at several foreign financial institutions with whom we have an established relationship. Maturities on these deposits are greater than 90 days and less than one year and accordingly are classified as investments. The Company concluded that since the interest rates for these term deposits are based on the quoted rates from the various financial institutions that the pricing is indirectly observable and has been classified as a Level 2 market approach.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2017 and March 31, 2017, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2017	March 31, 2017
Russian Ruble	$2,000	$250
Euro	500	—
South Korean Won	2,000	1,300
Mexican Peso	450	450
Australian Dollar	500	375
Total notional amounts	$5,450	$2,375
The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2017		March 31, 2017
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$—	$61	$62	$10
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $85 and $16 in the three months ended September 30, 2017 and 2016, respectively, and losses of $132 and $146 for six months ended September 30, 2017 and 2016. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended September 30, 2017 and 2016, our net foreign currency transactions were losses of $135 and $367, respectively, and losses of $115 and $399 for six months ended September 30, 2017 and 2016, respectively. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income and expense, within our condensed consolidated statements of operations and comprehensive income.
Interest Rate Swaps
The Company has entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate term loan. Under the swap agreements, we pay a fixed amount and receive payments based on a variable rate. The Company designated the interest rate swap contracts as cash flow hedges pursuant to ASC 815. The Company formally documents all relationships between the hedging instrument and hedged item, its risk management objective and strategy, as well as counterparty creditworthiness. At each reporting period our interest rate swap contracts are adjusted to fair value based on dealer quotes, which consider forward yield curves and volatility levels (Level 2). Unrealized gains, representing derivative assets, are reported within accounts receivable, net and unrealized losses, representing derivative liabilities, are reported within accrued liabilities on the accompanying condensed consolidated balance sheets. As of September 30, 2017 and March 31, 2017, the fair values of the interest rate swap contracts were unrealized losses of $17 and $5, respectively. The change in fair value of the derivative instruments is recorded in accumulated other comprehensive income to the extent the derivative instruments are deemed effective. Ineffectiveness is measured based on the changes in fair value of the interest rate swap contracts and the change in fair value of the hypothetical derivative and is recognized in earnings in the period in which ineffectiveness is realized. Based on the criteria established by ASC 815, the interest rate swap contracts are deemed to be highly effective. Any realized gains or losses resulting from the interest rate swap contracts are recognized within interest expense. Gains and losses from our interest rate swap contract are offset by changes in the variable interest rate on our term loan. During the three months ended September 30, 2017, our interest rate on outstanding principal amounts averaged approximately 3.42%. As of September 30, 2017, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019.
The following table summarizes the aggregate unrealized loss in accumulated other comprehensive loss, and the losses reclassified into earnings for the three months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Three Months Ended September 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(56)	$(20)	$(36)	$(1,470)	$(514)	$(956)
Add: gain from change in fair value of cash flow hedge	16	5	11	294	102	192
Less: gain (loss) reclassified into earnings from effective hedge	13	4	9	(142)	(50)	(92)
Less: ineffective portion of hedge transferred into earnings	(11)	(4)	(7)	(11)	(4)	(7)
Unrealized loss at end of the period	$(42)	$(15)	$(27)	$(1,023)	$(358)	$(665)

	Six Months Ended September 30, 2017			Six Months Ended September 30, 2016
	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net	Before Tax Amount	Tax Expense (Benefit)	Other Comprehensive loss, net
Unrealized loss at beginning of the period	$(53)	$(19)	$(34)	$(1,269)	$(444)	$(825)
Add: loss from change in fair value of cash flow hedge	(30)	(11)	(19)	(75)	(27)	(48)
Less: loss reclassified into earnings from effective hedge	(19)	(7)	(12)	(299)	(105)	(194)
Less: ineffective portion of hedge transferred into earnings	(22)	(8)	(14)	(22)	(8)	(14)
Unrealized loss at end of the period	$(42)	$(15)	$(27)	$(1,023)	$(358)	$(665)

Transfers out of accumulated other comprehensive loss
During the three and six months ended September 30, 2017 and 2016, there were no transfers out of accumulated other comprehensive loss except for realized losses from our interest rate swap contract presented in the preceding tables, which were recorded within interest expense in our statements of operations and comprehensive income.
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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and six months ended September 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$4,778	$3,506	$5,257	$6,032
Weighted-average common shares outstanding	32,408,143	32,278,361	32,412,819	32,255,476
Basic net income per common share	$0.15	$0.11	$0.16	$0.19

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$4,778	$3,506	$5,257	$6,032
Weighted-average common shares outstanding	32,408,143	32,278,361	32,412,819	32,255,476
Common share equivalents:
Stock options	192,179	224,795	197,734	226,396
Restricted and performance stock units	189,199	107,779	106,822	98,416
Weighted average shares outstanding – dilutive (1)	32,789,521	32,610,935	32,717,375	32,580,288
Diluted net income per common share	$0.15	$0.11	$0.16	$0.19
(1) For the three and six months ended September 30, 2017, 52,252 and 47,999 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the three and six months ended September 30, 2016, 68,736 and 70,799 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
4. Inventories
Inventories consisted of the following:

	September 30, 2017	March 31, 2017
Raw materials	$17,580	$12,270
Work in process	2,685	1,769
Finished goods	24,797	21,310
	45,062	35,349
Valuation reserves	(1,572)	(1,329)
Inventories, net	$43,490	$34,020

5. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of September 30, 2017 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2017	$52,016	$43,444	$18,437	$8,624	$122,521
Foreign currency translation impact	—	2,851	1,833	—	4,684
Balance as of September 30, 2017	$52,016	$46,295	$20,270	$8,624	$127,205

Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year.
In prior years, we experienced sizable declines in revenue and operating results within our Canadian operations, and considered such to be an indication of potential goodwill and intangible asset impairment. These declines in operating results principally resulted from lower crude oil prices, which had a significant adverse impact on capital spending in Canada. During fiscal year 2018, we have experienced increased revenues and operating results in Canada, and project continued growth. Accordingly, during the second quarter of 2018, we did not conclude a triggering event existed within our Canadian reporting units requiring further analysis. We will continue to evaluate our Canadian operations and assess on a quarterly basis whether it is more likely than not that the fair value of the Canadian reporting unit is less than its carrying amount.
Similarly, based upon our qualitative analyses, we have not determined that it is more likely than not that the fair value of our U.S. reporting unit is less than its carrying amount; however, we have experienced losses in the U.S. for each of the first two quarters of 2018. If changes in estimates and assumptions used to determine whether impairment exists, or if we experience future declines in actual and forecasted operating results and/or market conditions in the United States, we may be required to reevaluate the fair value of our United States reporting unit, which could ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2017	Accumulated Amortization	Net Carrying Amount at September 30, 2017	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017
Trademarks	$46,152	$657	$45,495	$44,563	$521	$44,042
Developed technology	10,159	3,844	6,315	9,796	3,454	6,342
Customer relationships	102,660	72,206	30,454	99,676	64,682	34,994
Certifications	458	—	458	442	—	442
Other	2,639	2,415	224	2,626	2,268	358
Total	$162,068	$79,122	$82,946	$157,103	$70,925	$86,178

6. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2017	March 31, 2017
Accrued employee compensation and related expenses	$7,942	$8,364
Customer prepayment	421	168
Warranty reserve	321	300
Professional fees	1,813	1,631
Sales tax payable	1,551	1,573
Other	390	1,106
Total accrued current liabilities	$12,438	$13,142
7. Short-Term Revolving Credit Facilities

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,721 at September 30, 2017). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at September 30, 2017 or March 31, 2017.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,224 at September 30, 2017). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at September 30, 2017 or March 31, 2017.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $230 Australian Dollars (equivalent to $180 at September 30, 2017). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at September 30, 2017 or March 31, 2017.
Under the Company’s senior secured revolving credit facility described below in Note 8, “Long-Term Debt,” there were no outstanding borrowings at September 30, 2017 or March 31, 2017. During the three and six months ended September 30, 2017, the Company had $4.0 million in borrowings from the revolving credit facility. All subsequent revolving credit facility borrowings were repaid in full by the end of the reporting period.

8. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2017	March 31, 2017
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $363 and $524 as of September 30, 2017 and March 31, 2017, respectively	$70,512	$80,476
Less current portion	(20,250)	(20,250)
Total long-term debt	$50,262	$60,226

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
At September 30, 2017, we had no outstanding borrowings under our senior secured revolving credit facility. The interest rate on borrowings during the three and six months ended September 30, 2017 was 5.50%. As of September 30,

2017, we had $56,018 of capacity available under our senior secured revolving credit facility after taking into account the borrowing base and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio. As of September 30, 2017, our interest rate was 3.50%. The term loan includes monthly principal payments of $1,688 through March 31, 2019. The remaining $40,500 is due at maturity in April 2019. As noted above in Note 1, “Basis of Presentation and Accounting Policy Information - Subsequent Events” in our financial statements, we expect to refinance our existing term loan with the new Term Facility borrowings upon closing of the CCI Acquisition.
Interest rate swaps. The Company entered into two interest rate swap contracts to reduce the exposure to interest rate fluctuations associated with its variable rate secured term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of the Amendment and our interest rate swaps, our interest rate on outstanding principal amounts averaged approximately 3.42% during the three months ended September 30, 2017. As of September 30, 2017, 100% of our interest payments on our variable rate secured term loan are hedged through its maturity in April 2019.
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
Restrictive covenants.  The credit facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. As of September 30, 2017, we were in compliance with all financial covenants of the credit facility.

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
10. Commitments and Contingencies
At September 30, 2017, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $15,701. Of this amount, $1,802 is secured by cash deposits at the Company’s financial institutions and an additional $3,982 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit.  Included in prepaid expenses and other current assets at September 30, 2017 and March 31, 2017 was approximately $1,802 and $1,450, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $5,554 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of September 30, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At September 30, 2017, there were 408,527 options outstanding. For the three months ended September 30, 2017 and 2016, stock compensation expense was $947 and $915, respectively, and $1,732 and $1,821 for the six months ended September 30, 2017, and 2016, respectively.
During the six months ended September 30, 2017, 104,962 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $1,950. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $420. During the three and six months ended September 30, 2017, 5,404 and 10,052 fully vested common shares, respectively, were issued in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $105 and $201, respectively, for the three and six months ended September 30, 2017. The fair value of the awards is expensed on each grant date.

During the six months ended September 30, 2017, a target amount of 15,438 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $340. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2020, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2020. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 30,876 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the six months ended September 30, 2017, a target amount of 58,246 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2020. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,080. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 116,492 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

12. Income Taxes
For the six month periods ended September 30, 2017 and 2016, the Company recorded tax expense of $1,915 on pre-tax income of $7,707 and tax expense of $1,823 on pre-tax income of $8,141, respectively. Our anticipated annual effective tax rate is approximately 24.8% and has been applied to our consolidated pre-tax income for the six months ended September 30, 2017. For the six months ended September 30, 2016, our tax provision reflected an annual effective tax rate of 22.4%.
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
As of September 30, 2017, we have established a long-term liability for uncertain tax positions in the amount of $543, all of which is related to the IPI acquisition. We expect such long-term liability to be released as a discrete tax benefit during the three month period ending December 31, 2017 as the audit periods to which they relate will expire. During the six months ended September 30, 2017, the Company recognized related accrued interest and penalties of $10 as income tax expense related to our current uncertain tax positions.

As of September 30, 2017, the tax years for fiscal 2014 through fiscal 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

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
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Sales to External Customers:
United States	$21,318	$29,838	$44,869	$59,992
Canada	15,437	13,051	27,536	23,160
Europe	17,447	18,554	28,064	32,317
Asia	7,429	7,369	12,898	16,739
	$61,631	$68,812	$113,367	$132,208
Inter-Segment Sales:
United States	$14,309	$13,096	$23,891	$23,735
Canada	1,895	436	3,359	1,025
Europe	362	405	723	1,006
Asia	174	505	547	633
	$16,740	$14,442	$28,520	$26,399
Depreciation Expense:
United States	$1,078	$890	$2,064	$1,751
Canada	635	499	1,240	951
Europe	124	73	214	142
Asia	32	37	64	69
	$1,869	$1,499	$3,582	$2,913
Amortization Expense:
United States	$1,505	$1,536	$3,010	$2,850
Canada	901	890	1,741	1,791
Europe	350	333	679	668
Asia	266	266	532	532
	$3,022	$3,025	$5,962	$5,841
Income (loss) from operations:
United States	$(1,050)	$424	$(2,097)	$463
Canada	6,549	2,711	9,997	4,444
Europe	2,378	2,913	2,232	4,564
Asia	845	839	1,307	2,883
Unallocated:
Stock compensation	(947)	(915)	(1,732)	(1,821)
Public company costs	(358)	(297)	(732)	(668)
	$7,417	$5,675	$8,975	$9,865

	September 30, 2017	March 31, 2017
Property, plant and equipment, net:
United States	$34,938	$34,563
Canada	5,796	4,674
Europe	3,572	3,532
Asia	500	497
	$44,806	$43,266
Total Assets:
United States	$178,492	$186,300
Canada	152,944	136,688
Europe	85,868	80,589
Asia	50,435	50,503
	$467,739	$454,080

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2017 and 2016 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2017 and 2016 as Interim 2018 and Interim 2017, respectively, and the six month periods ended September 30, 2017 and 2016 as YTD 2018 and YTD 2017, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; and (x) our ability to consummate the CCI Acquisition on the terms and schedule contemplated, or at all, and the anticipated benefits from the CCI Acquisition.
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
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our five manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2018 and YTD 2017, approximately 60% and 55% of our revenues were generated outside of the United States, respectively. Since March 2015, we have acquired three companies, Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2017 was $121.1 million as compared to $106.9 million at

March 31, 2017. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

•
Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in capital spending for new facilities in Canada, Eastern Europe and the Middle East. During fiscal year 2017, we experienced a 27% year-over-year revenue decline in our Canadian operations, where the decline in the price of oil resulted in the postponement or suspension of a number of significant upstream exploration and production projects. In YTD 2018, our Canadian operations experienced a revenue increase of 19% as compared to YTD 2017 due to an increase in MRO/UE demand. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Greenfield	34%	36%	34%	39%
MRO/UE	66%	64%	66%	61%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2018 and YTD 2017, MRO/UE sales comprised approximately 66% and 61% of our consolidated revenues, respectively. Over the last year, we have experienced a decline in Greenfield revenues. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Events-Announced Pending Acquisition of CCI Thermal Technologies Inc. On October 3, 2017, we announced an agreement to purchase 100% of the equity interests of CCI Thermal Technologies Inc. ("CCI") and certain related real estate assets (collectively, the " CCI Acquisition"). CCI is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta. The total cash consideration payable upon closing of the CCI Acquisition is $258.0 million CAD (approximately $206.4 million USD at the exchange rate as of October 4, 2017). We expect closing to take place on or about October 30, 2017. The CCI Acquisition will be funded in part by a new $250.0 million senior secured term loan B facility that we also expect to be funded on or about October 30, 2017. Refer to Note 1, “Basis of Presentation and Accounting Policy Information - Subsequent Events” in our financial statements for further detail regarding the CCI Acquisition.

We expect to incur material transaction related expenses associated with the CCI Acquisition. The addition of CCI into our operations will also have a material impact on our forecasted results for the balance of fiscal 2018 including additional revenue and expenses. Our discussion and analysis of the interim and year to date results of operations does not include the estimated future impact of the CCI Acquisition on these results. Specifically, we have not included an estimate for the impact of the CCI Acquisition as it relates to our forecast items such as transaction expenses, intangible amortization and the impact on our effective tax rate.

Recent Developments-United States and Canadian operations. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year.

In prior years, we experienced sizable declines in revenue and operating results within our Canadian operations, and considered such to be an indication of potential goodwill and intangible asset impairment. These declines in operating results principally resulted from lower crude oil prices, which had a significant adverse impact on capital spending in Canada. During fiscal year 2018, we have experienced increased revenues and operating results in Canada, and project continued growth. Accordingly, during the second quarter of 2018, we did not conclude a triggering event existed within our Canadian reporting units requiring further analysis. We will continue to evaluate our Canadian operations and assess on a quarterly basis whether it is more likely than not that the fair value of the Canadian reporting unit is less than its carrying amount.

Similarly, based upon our qualitative analyses, we have not determined that it is more likely than not that the fair value of our U.S. reporting unit is less than its carrying amount; however, we have experienced losses in the U.S. for each of the first two quarters of 2018. If changes in estimates and assumptions used to determine whether impairment exists, or if we experience future declines in actual and forecasted operating results and/or market conditions in the United States, we may be required to reevaluate the fair value of our United States reporting unit, which could ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods

Results of Operations (Three-month periods ended September 30, 2017 and 2016)
The following table sets forth our consolidated statements of operations for the three months ended September 30, 2017 and 2016 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2017	2016	$	%
Consolidated Statements of Operations Data:
Sales	$61,631	$68,812	$(7,181)	(10)%
Cost of sales	30,671	39,888	(9,217)	(23)%
Gross profit	$30,960	$28,924	$2,036	7%
Gross margin %	50.2%	42.0%
Operating expenses:
Marketing, general and administrative and engineering	$19,574	$19,309	$265	1%
Stock compensation expense	947	915	32	3%
Amortization of intangible assets	3,022	3,025	(3)	—%
Income from operations	$7,417	$5,675	$1,742	31%
Interest expense, net:
Interest income	239	129	110	85%
Interest expense	(787)	(795)	93	(12)%
Amortization of debt costs	(85)	(100)	15	(15)%
Interest expense, net	(548)	(766)	218	(28)%
Other expense	(103)	(427)	324	(76)%
Income before provision for income taxes	$6,766	$4,482	$2,284	51%
Income tax expense	1,688	808	880	109%
Net income	$5,078	$3,674	$1,404	38%
Income attributable to non-controlling interests (1)	300	168	132	79%
Net income available to Thermon Group Holdings, Inc.	$4,778	$3,506	$1,272	36%

(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Three Months Ended September 30, 2017 (“Interim 2018”) Compared to the Three Months Ended September 30, 2016 (“Interim 2017”)
Revenues. Revenues for Interim 2018 were $61.6 million, compared to $68.8 million for Interim 2017, a decrease of $7.2 million or 10%. Our sales mix in Interim 2018 was 34% Greenfield and 66% MRO/UE, as compared to 36% Greenfield and 64% MRO/UE in Interim 2017. Greenfield revenue is typically at or near 40% of our total revenue. The decline in revenue is mostly due to the delayed delivery for several large projects. These delays were primarily at the discretion of our customers and related to Greenfield projects. Accordingly, the proportion of Greenfield revenues in Interim 2018 were lower than historical averages.
As compared to Interim 2017, Interim 2018 revenue grew in our Canada segment and declined in our United States and Europe segments. Canada revenues increased by $2.4 million, or 18%, as compared to Interim 2017. Within our Canadian segment, we are beginning to see increased demand for MRO/UE, and slight improvement in the overall market conditions within the Canadian oil sands region. Interim 2018 revenues in the United States declined $8.5 million or 29%. United States revenues continue to be impacted by declining Greenfield revenues, which is primarily attributable to Greenfield project timing. Interim 2018 revenue in Europe declined by $1.1 million or 6%. Revenue reductions in Europe were attributable to project delays by our customers. We expect revenue levels in Europe to recover later in fiscal 2018 based on strong backlog of orders in those regions. Our Asia segment revenue increased by $0.1 million or 1% in Interim 2018 as compared to Interim 2017.
Gross profit and margin. Gross profit totaled $31.0 million in Interim 2018, compared to $28.9 million in Interim 2017, an increase of $2.0 million or 7%. The increase is due to higher gross margins and offset in part by lower revenues. Gross margins were 50.2% and 42.0% in Interim 2018 and Interim 2017, respectively. Our Interim 2018 gross margins were slightly above our historical average range of 45%-50%, whereas our Interim 2017 gross margins were below this range. Our Interim 2018 gross margins were positively impacted by a favorable mix of MRO/UE sales. Our MRO sales typically include a greater concentration of sales of our higher margin heat tracing cable. Conversely, Greenfield revenue generally has lower gross margins due to a higher mix of third-party manufactured products and installation labor related costs. In Interim 2018, we experienced relatively higher gross margins from Greenfield projects due to a combination of favorable pricing, cost controls and execution of our projects. However, the overall volume of Greenfield was lower which helped contribute to higher overall gross margin in Interim 2018.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $19.6 million in Interim 2018, compared to $19.3 million in Interim 2017, an increase of $0.3 million or 1%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 31.8% and 28.1% in Interim 2018 and Interim 2017, respectively. The increase in Interim 2018 marketing, general and administrative and engineering costs is primarily attributable to a combination of accrued professional fees related to the CCI Acquisition, the impact of higher foreign exchange translation and contributions toward disaster relief from the recent hurricanes. These combined increases totaled $0.7 million. Within marketing, general and administrative and engineering expense, operational decreases were offset by certain increases. Salaries and benefits decreased $1.2 million in Interim 2018 due to reductions in staffing primarily in the United States. Depreciation increased $0.4 million with the addition of our upgraded ERP systems that was placed into service as well as additional capital investment for our Sumac business unit. Additionally, our accrual for annual incentive was $0.7 million higher in Interim 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $0.9 million and $0.9 million in Interim 2018 and Interim 2017, respectively. For the remainder of fiscal 2018, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $3.0 million in Interim 2018 and $3.0 million in Interim 2017. For the remainder of fiscal 2018, we estimate our amortization expense will be comparable throughout the year exclusive of any intangibles acquired through an acquisition.
Interest expense. Interest expense, net, was $0.5 million in Interim 2018, compared to $0.8 million in Interim 2017, a decrease of $0.2 million. Interest expense on outstanding principal decreased $0.1 million in Interim 2018 as compared to Interim 2017. The decrease is attributed to the $16.9 million scheduled reduction of outstanding principal on our senior secured credit facility over the last twelve months. Interest income increased by $0.1 million due to the increase in interest bearing investments in Interim 2018. Based on the terms of our interest rate swaps, we anticipate our interest rate on outstanding principal payments will be approximately 3.42% through March 2018. We have hedged 100% of future interest payments on our senior secured credit facility through maturity in April 2019.
Other expense. Other expense was $0.1 million and $0.4 million in Interim 2018 and Interim 2017, respectively, a decrease of $0.3 million. Our foreign currency transactions were losses of $0.1 million and losses of $0.4 million in Interim 2018 and Interim 2017, respectively. We incur foreign exchange gains and losses on the settlement of intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  Income tax expense was $1.7 million in Interim 2018 on pre-tax income of $6.8 million compared to an income tax expense of $0.8 million in Interim 2017 on pre-tax net income of $4.5 million, an increase of $0.9 million which is mostly attributable to higher pre-tax income and effective tax rate. Our effective tax rate was 24.8% and 18.0% in Interim 2018 and Interim 2017, respectively.

Our anticipated annual effective income tax rate before discrete events was 24.8% and 26.7% in Interim 2018 and Interim 2017, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. The estimated annual income tax rate is lower in Interim 2018 than in Interim 2017 due primarily to lower estimated taxable income in the United Sates where the corporate income tax rate is 35%. See Note 12, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $4.8 million in Interim 2018 as compared to $3.5 million in Interim 2017, an increase of $1.3 million or 36%. The increase in Interim 2018 net income is primarily due to our increase in gross profit of $2.0 million as a result of our gross margin improvement. Our net income was also negatively impacted by a $0.3 million increase in marketing, general and administrative and engineering expense, due to increased depreciation expense, and a $0.9 million increase in income tax expense due to increased pre-tax net income. These increases were offset in part by a $0.3 million decrease in other expense related to a decline in foreign exchange losses and a $0.2 million decrease in interest expense net. Additionally, income attributable to non-controlling interests increased $0.1 million due to an increase in Sumac's net income.

Results of Operations (Six-month periods ended September 30, 2017 and 2016)
The following table sets forth our consolidated statements of operations for the six months ended September 30, 2017 and 2016 and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2017	2016	$	%
Consolidated Statements of Operations Data:
Sales	$113,367	$132,208	$(18,841)	(14)%
Cost of sales	58,593	77,170	(18,577)	(24)%
Gross profit	$54,774	$55,038	$(264)	—%
Gross margin %	48.3%	41.6%
Operating expenses:
Marketing, general and administrative and engineering	$38,106	$37,511	$595	2%
Stock compensation expense	1,732	1,821	(89)	(5)%
Amortization of intangible assets	5,961	5,841	120	2%
Income from operations	$8,975	$9,865	$(890)	(9)%
Interest expense, net:
Interest income	392	235	157	67%
Interest expense	(1,415)	(1,607)	192	(12)%
Amortization of debt costs	(174)	(202)	28	(14)%
Interest expense, net	(1,197)	(1,574)	377	(24)%
Other expense	(71)	(150)	79	(53)%
Income before provision for income taxes	$7,707	$8,141	$(434)	(5)%
Income tax expense	1,915	1,823	92	5%
Net income	$5,792	$6,318	$(526)	(8)%
Income attributable to non-controlling interests (1)	535	286	249	87%
Net income available to Thermon Group Holdings, Inc.	$5,257	$6,032	$(775)	(13)%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Six Months Ended September 30, 2017 (“YTD 2018”) Compared to the Six Months Ended September 30, 2016 (“YTD 2017”)
Revenues. Revenues for YTD 2018 were $113.4 million, compared to $132.2 million for YTD 2017, a decrease of $18.8 million or 14%. Our sales mix in YTD 2018 was 34% Greenfield and 66% MRO/UE, as compared to 39% Greenfield and 61% MRO/UE in YTD 2017. Greenfield revenue is typically at or near 40% of our total revenue. Although our order rates are higher in YTD 2018 and backlog is growing, YTD 2018 revenue has declined due to customer delays on Greenfield projects.
YTD 2018 revenue declined in all geographic regions with the exception of Canada which increased by $4.4 million or 19% as compared to YTD 2017. Within our Canada segment, we are beginning to see increased demand for MRO/UE, and slight improvement in the overall market conditions within the Canadian oil sands region. YTD 2018 revenues in the United States declined $15.1 million or 25%. United States revenues continue to be impacted by declining Greenfield revenues, which is primarily attributable to Greenfield project timing. YTD 2018 revenue in Europe declined by $4.3 million or 13%. Our Asia segment revenue declined by $3.8 million or 23% in YTD 2018 as compared to YTD 2017. Revenue reductions in Asia and Europe were attributable to project delays by our customers. We expect revenue levels to recover later in fiscal 2018 for Asia and Europe based on strong backlog of orders in those regions.

Gross profit and margin. Gross profit totaled $54.8 million in YTD 2018, compared to $55.0 million in YTD 2017, a decrease of $0.3 million. The decline in gross profit is partly due to the decline in revenue, but offset in part by an increase to gross margins which were 48.3% and 41.6% in YTD 2018 and YTD 2017, respectively. Our YTD 2018 gross margins were within our historical average range of 45%-50%, whereas our YTD 2017 gross margins were below this range. Our YTD 2018 gross margins were positively impacted by a favorable MRO mix. Our gross margin percentage in YTD 2018 has been positively impacted by revenues containing a higher percentage of MRO sales and less construction services. Our MRO sales include the greatest concentration of sales of our higher margin heat tracing cable. Greenfield revenue generally has lower gross margins than our MRO revenue due to a higher mix of third-party manufactured products and installation labor related costs. In YTD 2018, we did see higher gross margins from Greenfield projects due to a combination of favorable pricing, cost controls and execution of our projects.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $38.1 million in YTD 2018, compared to $37.5 million in YTD 2017, an increase of $0.6 million or 2%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 33.6% and 28.4% in YTD 2018 and YTD 2017, respectively. Within marketing, general and administrative and engineering costs, increases and decreases largely offset each other. Salaries and benefits decreased $2.3 million in YTD 2018 due to reductions in staffing primarily in the United States. Depreciation increased $0.7 million with the addition of our upgraded ERP systems that was placed in service as well as additional capital investment for our Sumac business unit. Additionally, our accrual for annual incentive was $0.7 million higher in YTD 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $1.7 million and $1.8 million in YTD 2018 and YTD 2017, respectively. For the remainder of fiscal 2018, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $6.0 million in YTD 2018 and $5.8 million in YTD 2017. During YTD 2017, we finalized the provisional purchase price accounting for IPI and determined that the fair value of the customer relationships was less than originally estimated. As a result of the reduction of the fair value of the customer relationships, our amortization of intangible assets was reduced by $0.3 million during YTD 2017. The reduction was offset in part by increased amortization expense associated with foreign currency translation.
Interest expense. Interest expense, net, was $1.2 million in YTD 2018, compared to $1.6 million in YTD 2017, a decrease of $0.4 million. Interest expense on outstanding principal decreased $0.2 million in YTD 2018 as compared to YTD 2017. The decrease is attributed to the $16.9 million scheduled reduction of outstanding principal on our senior secured credit facility over the last twelve months. Interest income increased by $0.2 million due to the increase in interest bearing investments in YTD 2018. Based on the terms of our interest rate swaps, we anticipate our interest rate on outstanding principal payments will be approximately 3.42% through March 2018. We have hedged 100% of future interest payments on our senior secured credit facility through maturity in April 2019.
Other expense. Other expense was $0.1 million and $0.2 million in YTD 2018 and YTD 2017, respectively, a decrease of $0.1 million which was primarily attributable to a gain on asset sale realized in YTD 2017. In YTD 2017, we recognized a gain of $0.2 million from sales of land and buildings which we were not utilizing. Our foreign currency transactions were losses of $0.1 million and of $0.4 million in YTD 2018 and YTD 2017, respectively. We incur foreign exchange gains and losses on the settlement of intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. We utilize foreign currency forward contracts to mitigate the risk of foreign exchange gains and losses on these transactions; however, we cannot provide assurance that these forward contracts will offset any gains or losses incurred on the settlement of intercompany transactions. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for further discussion of the foreign currency forward contracts.
Income taxes.  Income tax expense was $1.9 million in YTD 2018 on pre-tax income of $7.7 million compared to an income tax expense of $1.8 million in YTD 2017 on pre-tax net income of $8.1 million, an increase of $0.1 million which is mostly attributable to a higher effective tax rate. Our effective tax rate was 24.8% and 22.4% in YTD 2018 and YTD 2017, respectively.
Our anticipated annual effective income tax rate was 24.8% and 26.7% in YTD 2018 and YTD 2017, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. The estimated annual income tax rate is lower in YTD 2018 than in YTD 2017 due primarily to lower estimated taxable income in the United Sates where the corporate income tax rate is 35%. See Note 12, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $5.3 million in YTD 2018 as compared to $6.0 million in YTD 2017, a decrease of $0.8 million or 13%. The decrease in YTD 2018 net income was due in part to our decreased gross profit of $0.3 million as a result of our revenue decline. Our net income was also negatively impacted by a $0.6 million increase in marketing, general and administrative and engineering expense, due to increased depreciation expense, a $0.1 million decrease in other income related to the sale of land and buildings in YTD 2017 and a $0.1 million and $0.1 million increase in tax expense and stock compensation expense, respectively. These increases in expenses were offset in part by a $0.4 million decrease in interest expense net. Additionally, income attributable to non-controlling interests increased $0.2 million due to an increase in Sumac's net income.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of September 30, 2017 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$70,875	$20,250	$50,625	$—	$—
Interest payments on variable rate term loan(2)	2,363	1,717	646	—	—
Operating lease obligations(3)	7,442	2,368	3,029	1,804	241
Information technology services agreements(4)	1,413	1,303	110	—	—
Total	$82,093	$25,638	$54,410	$1,804	$241
__________________________________
(1) Consists of monthly scheduled principal payments under our credit facility of $1.7 million through maturity in March 2019 with a lump-sum payment of $40.5 million due at maturity in April 2019. As noted above in Note 1, “Basis of
Presentation and Accounting Policy Information - Subsequent Events” in our financial statements, we expect to refinance our existing variable rate term loan with the new Term Facility borrowings upon closing of the CCI Acquisition.
(2)     Consists of estimated future term loan interest payments under our credit facility. Based on our current interest rate as of September 30, 2017, and after giving effect to our two interest rate swap contracts, we expect our interest rate will range from 3.12% to 3.81% throughout the remaining term of the credit facility. As noted above, we expect to refinance our existing variable rate term loan with the new Term Facility borrowings upon closing of the CCI Acquisition.
(3)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(4)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
If the CCI Acquisition fails to close due to a financing failure, the $5.0 million CAD deposit we paid upon entering into the share purchase agreement on October 3, 2017 will be forfeited and distributed to the shareholders of CCI as liquidated damages for failure to close under the share purchase agreement.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At September 30, 2017, we had in place standby letters of credit, bank guarantees and performance bonds totaling $15.7 million to support our various customer contracts. Our Indian subsidiary also has $5.6 million in customs bonds outstanding to secure the Company's customs duties obligations in India.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At September 30, 2017, we had $83.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $3.9 million, or 5%, of these amounts were held in domestic accounts with various institutions and approximately $79.5 million, or 95%, of these amounts were held in accounts outside of the United States with various financial institutions.
Investments. At September 30, 2017, we had $5.1 million in short-term certificates of deposits which are classified as investments. All of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 8, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At September 30, 2017, we had no outstanding borrowings under our revolving credit facility and $56.0 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $4.0 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations. As noted above in Note 1, “Basis of Presentation and Accounting Policy Information - Subsequent Events” in our financial statements, we expect to refinance our existing variable rate term loan with the new Term Facility borrowings upon closing of the CCI Acquisition.
As of September 30, 2017, we had $70.9 million of outstanding principal on our variable rate term loan. The credit agreement, as amended by the first and second amendments, requires monthly principal payments of $1.7 million through March 31, 2019. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $40.5 million due at maturity in April 2019.
Interest rate swaps. We have entered into two interest rate swap contracts to reduce exposure to interest rate fluctuations associated with our variable rate term loan interest payments. Under the interest rate swap agreements, we pay a fixed amount and receive payments based on a variable interest rate. Under the terms of our interest rate swaps, our interest rate on outstanding principal amounts averaged approximately 3.42% during the three months ended September 30, 2017. As of September 30, 2017, 100% of our interest payments on our variable rate term loan are hedged through its maturity in April 2019.
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

Future capital requirements. As noted above, on October 3, 2017, we announced the entry into definitive purchase agreements to acquire 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets (collectively, the " CCI Acquisition"). The total cash consideration payable upon closing of the CCI Acquisition is $258.0 million CAD (approximately $206.4 million USD at the exchange rate as of October 4, 2017). We expect closing to take place on or about October 30, 2017, subject to the satisfaction or waiver of customary closing conditions. On October 3, 3017, we also entered into a Debt Commitment Letter whereby JPMorgan committed to provide debt financing consisting of a $250.0 million USD senior secured term loan B facility (the "Term Facility") and a senior secured revolving credit facility in an aggregate amount of $60.0 million USD (the "Revolving Facility," and together with the Term Facility, the "Facilities"). The proceeds from the Facilities, together with cash on hand, will be used to finance the CCI Acquisition and refinance our existing term loan facility, which we also expect to close concurrent with the CCI Acquisition on or about October 30, 2017.
Our future capital requirements will depend on a number of factors, including our ability to consummate the CCI Acquisition on the terms and schedule contemplated and our ability to obtain the Facilities and refinance our existing term loan facility. Following the closing of the CCI Acquisition, we believe that, based on our current level of operations, cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including our credit facility borrowings, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

Our available cash and available credit facility borrowings will be reduced by approximately $258.0 million CAD (approximately $206.4 million USD at the exchange rate as of October 4, 2017) upon closing of the CCI Acquisition to finance the purchase price payable to CCI shareholders. For the remainder of fiscal year 2018, we estimate we will invest approximately $2.9 million in property plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2018, we invested $1.9 million, net of dispositions, for temporary power products that were or will be deployed to our customers on a rental basis.
Net cash provided by operating activities totaled $12.5 million and $2.2 million for YTD 2018 and YTD 2017, respectively, an increase of $10.3 million primarily due to the $9.2 million increase in the source of cash in working capital accounts. In YTD 2018, net income decreased $0.5 million from $6.3 million in YTD 2017 to $5.8 million in YTD 2018. Non-cash reconciling items such as depreciation and amortization, amortization of debt costs, stock compensation expense, changes in deferred taxes and other non-cash items were $10.4 million in YTD 2018 and $8.8 million in YTD 2017, an increase of $1.6 million.
In YTD 2018, our working capital assets in accounts receivable, inventory, costs and estimated earnings and billings on construction and other current assets were a use of cash of $8.1 million. In YTD 2017 these assets decreased representing a source of cash of $23 thousand, a comparative increase in the use of cash of $8.1 million. During YTD 2018, accounts receivable decreased due to strong collections and lower revenues, representing a source of cash of $9.4 million. During YTD 2017, accounts receivable decreased which represented a source of cash of $1.2 million. In YTD 2018 our inventory balance increased due to the build-up of inventory for future periods, representing a use of cash of $8.4 million and in YTD 2017 our inventory decreased by $0.7 million, representing a source of cash. Cost and estimated earnings in excess of billings on uncompleted contracts was a use of cash of $5.8 million and $1.5 million in YTD 2018 and YTD 2017, respectively, which is primarily attributed to timing of billings on our turnkey projects.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a source of cash of $4.3 million in YTD 2018 and a use of cash of $8.5 million in YTD 2017, a decrease of $12.8 million. The decrease in YTD 2018 is primarily due to the timing of vendor payments. Changes in our income taxes payable and receivable balances represented a source of cash of $0.2 million in YTD 2018 and a use of cash of $4.4 million in YTD 2017. The comparatively lower use of cash for tax payments is attributable to our decline in worldwide pre-tax income.
Net cash provided by/(used in) in investing activities totaled $36.3 million and $(2.8) million for YTD 2018 and YTD 2017, respectively, an increase in the source of cash for investing activities of $39.1 million, which is the net effect of the following items. During YTD 2018, we invested in additional cash deposits of $8.3 million in short term interest bearing certificates of deposits, and $49.3 million in cash deposits matured during the period and were transferred to accounts with short term maturities and classified as cash equivalents. In YTD 2018 and YTD 2017, we purchased $4.9 million and $3.8 million, respectively, of property, plant and equipment. Included in total property, plant and equipment are net investments of $1.9 million and $1.0 million for rental equipment for our Sumac business during YTD 2018 and YTD 2017, respectively.
Net cash used in financing activities totaled $10.6 million and $7.4 million used in YTD 2018 and YTD 2017, respectively, reflecting an increase in the use of cash of $3.3 million. In both periods, the use of cash is primarily attributable to payments made on our variable rate term loan, which was $10.1 million and $6.8 million in YTD 2018 and YTD 2017, respectively. In YTD 2018, scheduled monthly principal payments on the variable rate term loan increased from $1.1 million to $1.7 million. Additionally, the Company had borrowings of $4.0 million from the revolving credit facility during YTD 2018. All borrowings were repaid in full by the end of the reporting period. See Note 8, “Long-Term Debt” for additional information on our variable rate term loan.

Off-Balance Sheet Arrangements
As of September 30, 2017, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 60% of our YTD 2018 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2018, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a decrease in net income of $0.6 million for YTD 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in an increase in net income of $0.7 million for YTD 2018. A 10% appreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $0.1 million for YTD 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $0.2 million for YTD 2018.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $0.1 million and $0.4 million in YTD 2018 and YTD 2017, respectively.
As of September 30, 2017, we had approximately $5.5 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts, as described below.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2018, we estimate that our sales were positively impacted by $1.5 million when compared to foreign exchange translation rates that were in effect in YTD 2017. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2018, we were mostly impacted by the depreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $13.3 million and losses of $0.9 million in YTD 2018 and YTD 2017, respectively, representing a comparative increase in foreign currency translation gains of $14.1 million. The comparative increase in YTD 2018 foreign currency translation gains is primarily due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar. In YTD 2017, most foreign currency exchange rates remained relatively stable against the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
Interest rate risk and foreign currency risk relating to debt.  The interest rate for the variable rate term loan was 3.50% as of September 30, 2017. We entered into two interest rate swap agreements which fixed our interest payments on outstanding principal. Based on the terms of our interest rate swaps and the Amendment, our interest rate will average approximately 3.42% through March 2018. We have hedged 100% of future interest payments on our credit facility through maturity in April 2019. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.

As of September 30, 2017, we had $70.9 million of outstanding principal on our variable rate LIBOR-based term loan. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $0.6 million increase or decrease in our annual interest expense. Although we cannot provide assurance, we believe that the increase or decrease in interest rates will be largely offset by gains or losses from our variable to fixed interest rate swap agreements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2017.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: October 23, 2017	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements *

 __________________________________

*    Filed herewith