Form 10-Q
period 2017-12-31
Thermon Group Holdings, Inc.
filed 2018-02-08
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 7, 2018, the registrant had 32,464,315 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2017

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,171	$42,842
Investments	1,031	44,786
Accounts receivable, net of allowance for doubtful accounts of $1,029 and $518 as of December 31, 2017 and March 31, 2017, respectively	85,456	63,719
Inventories, net	65,068	34,020
Costs and estimated earnings in excess of billings on uncompleted contracts	13,379	4,973
Prepaid expenses and other current assets	8,848	5,806
Income tax receivable	1,267	2,028
Total current assets	226,220	198,174
Property, plant and equipment, net	73,750	43,266
Goodwill	216,198	122,521
Intangible assets, net	159,436	86,178
Deferred income taxes	2,901	2,823
Other long term assets	2,463	1,118
Total assets	$680,968	$454,080
Liabilities
Current liabilities:
Accounts payable	$23,323	$15,683
Accrued liabilities	19,658	13,142
Current portion of long term debt	1,875	20,250
Billings in excess of costs and estimated earnings on uncompleted contracts	4,878	2,767
Income taxes payable	3,231	481
Total current liabilities	52,965	52,323
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $9,089 and $524 as of December 31, 2017 and March 31, 2017, respectively	239,036	60,226
Deferred income taxes	41,639	25,661
Other non-current liabilities	11,434	3,368
Total liabilities	345,074	141,578
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,459,933 and 32,365,553 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	221,597	219,284
Accumulated other comprehensive loss	(33,878)	(48,335)
Retained earnings	142,752	136,899
Total Thermon Group Holdings, Inc. shareholders' equity	330,503	307,880
Non-controlling interests	5,391	4,622
Total equity	335,894	312,502
Total liabilities and equity	$680,968	$454,080
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016

Sales	$92,660	$64,340	$206,027	$196,548
Cost of sales	50,446	35,721	109,039	112,891
Gross profit	42,214	28,619	96,988	83,657
Operating expenses:
Marketing, general and administrative and engineering	27,251	18,357	67,089	57,689
Amortization of intangible assets	4,753	2,963	10,714	8,804
Income from operations	10,210	7,299	19,185	17,164
Other income/(expenses):
Interest income	161	131	553	366
Interest expense	(2,787)	(862)	(4,376)	(2,671)
Loss on extinguishment of debt	(376)	—	(376)	—
Other expense	(5,492)	(6)	(5,563)	(156)
Income before provision for income taxes	1,716	6,562	9,423	14,703
Income tax expense	883	1,245	2,798	3,068
Net income	$833	$5,317	$6,625	$11,635
Income attributable to non-controlling interests	234	(41)	769	245
Net income available to Thermon Group Holdings, Inc.	$599	$5,358	$5,856	$11,390
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$599	$5,358	$5,856	$11,390
Foreign currency translation adjustment	1,175	(8,069)	14,457	(8,929)
Derivative valuation, net of tax	—	495	7	655
Comprehensive income (loss)	$1,774	$(2,216)	$20,320	$3,116
Net Income per common share:
Basic	$0.02	$0.17	$0.18	$0.35
Diluted	0.02	0.16	0.18	0.35
Weighted-average shares used in computing net income per common share:
Basic	32,447,838	32,330,392	32,408,608	32,280,539
Diluted	32,914,372	32,651,930	32,762,542	32,619,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Operating activities
Net income	$6,625	$11,635
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,488	13,202
Amortization of deferred debt issuance costs	433	298
Amortization of inventory step-up	362	—
Loss on extinguishment of debt	376	—
Stock compensation expense	2,627	2,658
Deferred income taxes	(7,617)	(2,794)
Long term foreign exchange derivative	4,874	—
Remeasurement (gain) on intercompany balances	(2,671)	(621)
Changes in operating assets and liabilities:
Accounts receivable	(4,848)	(724)
Inventories	(9,101)	1,177
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,842)	437
Other current and noncurrent assets	(3,058)	(52)
Accounts payable	2,617	(4,168)
Accrued liabilities and noncurrent liabilities	8,769	(6,161)
Income taxes payable and receivable	2,154	(2,432)
Net cash provided by operating activities	11,188	12,455
Investing activities
Purchases of property, plant and equipment	(6,182)	(5,426)
Sale of rental equipment at net book value	461	312
Proceeds from sale of property, plant and equipment	8	811
Cash paid for acquisitions (net of cash acquired)	(202,693)	—
Purchases of investments	(8,090)	(36,972)
Proceeds from the sale of investments	53,132	—
Net cash provided by (used in) investing activities	(163,364)	(41,275)
Financing activities
Proceeds from senior secured notes	250,000	—
Proceeds from revolving credit facility	10,000	—
Payments on long term debt and revolving credit facility	(91,000)	(10,125)
Issuance costs associated with revolving line of credit and long term debt	(9,611)	—
Proceeds from exercise of stock options	239	129
Repurchase of employee stock units on vesting	(471)	(571)
Lease financing	(193)	(156)
Net cash provided by (used in) financing activities	158,964	(10,723)
Effect of exchange rate changes on cash and cash equivalents	1,541	(3,005)
Change in cash and cash equivalents	8,329	(42,548)
Cash and cash equivalents at beginning of period	42,842	84,570
Cash and cash equivalents at end of period	$51,171	$42,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered industrial process heating solutions for process industries. Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. As a manufacturer, we provide a suite of products (heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. On October 30, 2017 the Company consummated the acquisition of CCI Thermal Technologies Inc. ("CCI"). CCI is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications. In addition to our thermal solution offerings, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2017. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2017 and March 31, 2017, and the results of our operations for the three and nine months ended December 31, 2017 and 2016.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2017, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements.  The operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2018.

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

Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgement than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently planning to adopt the amended guidance using the modified retrospective method as of April 1, 2018.

To assess the impact of the standard, we utilize internal resources to lead the implementation effort and supplement our internal resources with external consultants. As of the third quarter of fiscal 2018, the Company has completed the evaluation of its revenue streams and has selected a sample of customer contracts that we believe fairly represent contract traits that could be accounted for differently under amended guidance. The Company has begun evaluating the potential impact of the new revenue standard on each of the selected contracts including: (i) estimating the contract consideration under the new standard, (ii) identifying the performance obligations within the customer contracts, (iii) calculating the anticipated allocation of contract consideration to each performance obligation, (iv) determining the timing of revenue recognition for each performance obligation, and (v) determining the classification of the contract revenue for disclosure purposes. The contract reviews are currently in process and we anticipate they will be completed by the end of the 2018 fiscal year. After this work is complete, we believe we will have identified and assessed all material performance obligations impacted by the amended guidance.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2017 and March 31, 2017, no assets or liabilities were valued using Level 3 criteria.
Information about our investments and long-term debt that is not measured at fair value is as follows:

	December 31, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Certificates of deposits with maturities greater than 90 days	$1,031	$1,031	$44,786	$44,786	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$250,000	$250,000	$81,000	$81,000	Level 2 - Market Approach

At December 31, 2017 and March 31, 2017, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.

Investments
At December 31, 2017 and March 31, 2017, the Company maintained $1,031 and $44,786, respectively, of term deposit accounts at several foreign financial institutions with whom we have an established relationship. Maturities on these deposits are greater than 90 days and less than one year and accordingly are classified as investments. The Company concluded that since the interest rates for these term deposits are based on the quoted rates from the various financial institutions that the pricing is indirectly observable and has been classified as a Level 2 market approach.
Acquisition Related Foreign Exchange Option
In connection with the execution of the purchase agreement for the CCI acquisition on October 3, 2017, we entered into a combination of option contracts to secure the exchange rate of $200,000 CAD that would be contributed by Thermon Holding Corp. at closing on October 30, 2017. The options were structured such that the $200,000 CAD would be exchanged for no more than $162,061 and no less than $159,198 USD. At settlement date, Thermon took delivery of $200,000 CAD for $159,198. At closing of the CCI acquisition, the Canadian dollar weakened such that the actual spot foreign exchange rate was $155,872. The resulting difference of $3,326 was recognized as realized loss on Foreign Exchange.
Cross Currency Swap
The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $112,750 intercompany receivable from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At December 31, 2017 we recorded $4,877 of unrealized mark to market loss on the Cross Currency Swap which is reported as "Other non-current liabilities", in the Condensed Consolidated Balance Sheet. The mark to market valuation has been determined by actual quoted prices (Level 2).
For the three and nine months ended December 31, 2017 the loss on the Long-term Derivative Contract were offset by unrealized gains on the intercompany note of $2,609 for a net loss of $2,268.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2017 and March 31, 2017, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2017	March 31, 2017
Russian Ruble	$3,442	$250
Euro	4,000	—
South Korean Won	10,700	1,300
Mexican Peso	300	450
Australian Dollar	950	375
Total notional amounts	$19,392	$2,375

The following table represents the fair value of our foreign currency forward contracts:

	December 31, 2017		March 31, 2017
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$356	$61	$62	$10
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $186 and $476 in the three months ended December 31, 2017 and 2016, respectively, and losses of $54 and $622 for the nine months ended December 31, 2017 and 2016. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended December 31, 2017 and 2016, our net foreign currency transactions were losses of $5,527 and $34, respectively, and losses of $5,641 and $432 for the nine months ended December 31, 2017 and 2016, respectively.

3. Acquisitions
On October 30, 2017, 2071827 Alberta Ltd. ("MergerSub"), an indirect, wholly owned subsidiary of the Company, completed the acquisition of 100% of the equity interests of CCI and certain related real estate assets for $261,950 CAD (approximately $204,235 USD at the exchange rate as of October 30, 2017) in cash. MergerSub and CCI amalgamated immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. We believe we will be able to leverage our existing global sales force to further expand the reach of THS's product offerings. We recognized $87,540 of goodwill in connection with the THS transaction. THS has contributed $16,057 and $2,851 of revenue and operating income, respectively, to our Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended December 31, 2017.
    Pro forma financial information- The following table presents selected unaudited pro forma information for the Company assuming the acquisition of CCI had occurred as of April 1, 2016. This pro forma financial information is presented for informational and illustrative purposes and does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods. In addition, the unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition or costs necessary to obtain the anticipated synergies and benefits. The pro forma financial information includes the amortization associated with the acquired intangible assets, interest expense associated with debt used to fund the acquisition, amortization of the inventory step-up, removal of aircraft and rent expense for assets not assumed in the transaction, acquisition related expenses, and the income tax affected for the pro forma results.

(Dollars in Thousands, except share and per share data)

	Pro Forma Financial Information (Unaudited)
	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Revenues	$99,281	$83,779	$245,878	$241,890
Net income available to Thermon Group Holdings, Inc. (loss)	362	4,550	(294)	(1,716)
Earnings per share:
Basic	$0.01	$0.14	$(0.01)	$(0.05)
Diluted	$0.01	$0.14	$(0.01)	$(0.05)

The following table details the purchase price of the THS transaction:

Consideration to or on behalf of sellers at close	$204,235
Fair value of total consideration transferred	204,235

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed:

Assets acquired:
Cash	$1,534
Accounts receivable	14,351
Inventories	20,489
Other current assets	731
Property, plant and equipment	29,464
Identifiable intangible assets	79,002
Goodwill	87,540
Total assets	233,111
Liabilities assumed:
Current liabilities	6,255
Other non-current liabilities	500
Non-current deferred tax liability	22,121
Total liabilities	28,876
Total consideration	$204,235

In total, $3,839 of transaction costs were incurred related to the THS transaction, all of which were incurred during and prior to the three months ended December 31, 2017.

Our provisional estimate of identifiable intangible assets at December 31, 2017 that were related to the THS transaction, inclusive of currency translation adjustments for the period, consisted of the following:

	Amortization period	Gross Carrying Amount at December 31, 2017	Accumulated Amortization	Net Carrying Amount at December 31, 2017

Products	10 Years	$66,408	$1,107	$65,301
Customer relationships	17 Years	11,465	112	11,353
Backlog	1 Year	3,320	553	2,767
Total		$81,193	$1,772	$79,421

The weighted average useful life of acquired finite lived intangible assets related to THS transaction is 10.6 years.

4. Net Income per Common Share
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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and nine months ended December 31, 2017 and 2016, respectively, are as follows:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$599	$5,358	$5,856	$11,390
Weighted-average common shares outstanding	32,447,838	32,330,392	32,408,608	32,280,539
Basic net income per common share	$0.02	$0.17	$0.18	$0.35

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$599	$5,358	$5,856	$11,390
Weighted-average common shares outstanding	32,447,838	32,330,392	32,408,608	32,280,539
Common share equivalents:
Stock options	233,618	222,152	222,857	224,291
Restricted and performance stock units	232,916	99,386	131,077	114,455
Weighted average shares outstanding – dilutive (1)	32,914,372	32,651,930	32,762,542	32,619,285
Diluted net income per common share	$0.02	$0.16	$0.18	$0.35
(1) For the three and nine months ended December 31, 2017, 28,499 and 70,164 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the three and nine months ended December 31, 2016, 45,140 and 44,368 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
5. Inventories
Inventories consisted of the following:

	December 31, 2017	March 31, 2017
Raw materials	$33,279	$12,270
Work in process	6,078	1,769
Finished goods	27,330	21,310
	66,687	35,349
Valuation reserves	(1,619)	(1,329)
Inventories, net	$65,068	$34,020

6. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of December 31, 2017 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2017	$52,016	$43,444	$18,437	$8,624	$122,521
Goodwill acquired	—	87,540	—	—	87,540
Foreign currency translation impact	—	4,003	2,134	—	6,137
Balance as of December 31, 2017	$52,016	$134,987	$20,571	$8,624	$216,198

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
In prior years, we experienced sizable declines in revenue and operating results within our Canadian operations, and considered such to be an indication of potential goodwill and intangible asset impairment. These declines in operating results principally resulted from lower crude oil prices, which had a significant adverse impact on capital spending in Canada. During fiscal year 2018, we have experienced increased revenues and operating results in Canada, and project continued growth. Accordingly, during the third quarter of fiscal 2018, we did not conclude a triggering event existed within our Canadian reporting units requiring further analysis. We will continue to evaluate our Canadian operations and assess on a quarterly basis whether it is more likely than not that the fair value of the Canadian reporting unit is less than its carrying amount.
Similarly, based upon our qualitative analyses, we have not determined that it is more likely than not that the fair value of our U.S. reporting unit is less than its carrying amount; however, we have experienced losses in the U.S. for each of the first two quarters of fiscal 2018. If changes in estimates and assumptions used to determine whether impairment exists, or if we experience future declines in actual and forecasted operating results and/or market conditions in the United States, we may be required to reevaluate the fair value of our United States reporting unit, which could ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2017	Accumulated Amortization	Net Carrying Amount at December 31, 2017	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017
Products	$66,408	$1,107	$65,301	$—	$—	$—
Trademarks	$46,248	$742	$45,506	$44,563	$521	$44,042
Developed technology	10,181	3,989	6,192	9,796	3,454	6,342
Customer relationships	114,148	75,094	39,054	99,676	64,682	34,994
Certifications	459	—	459	442	—	442
Other	5,958	3,034	2,924	2,626	2,268	358
Total	$243,402	$83,966	$159,436	$157,103	$70,925	$86,178

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2017	March 31, 2017
Accrued employee compensation and related expenses	$12,269	$8,364
Accrued interest	1,517	—
Customer prepayment	706	168
Warranty reserve	346	300
Professional fees	2,456	1,631
Sales tax payable	1,352	1,573
Other	1,012	1,106
Total accrued current liabilities	$19,658	$13,142
8. Short-Term Revolving Credit Facilities
The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,791 at December 31, 2017). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at December 31, 2017 or March 31, 2017.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,251 at December 31, 2017). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at December 31, 2017 or March 31, 2017.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $230 Australian Dollars (equivalent to $180 at December 31, 2017). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at December 31, 2017 or March 31, 2017.
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” there were no outstanding borrowings at December 31, 2017 or March 31, 2017. During the three and nine months ended December 31, 2017, the Company had $6,000 and $10,000, respectively, in borrowings from the revolving credit facility. All subsequent revolving credit facility borrowings were repaid in full by the end of the reporting period.

9. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2017	March 31, 2017
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $9,089 as of December 31, 2017	$240,911	$—
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $524 as of March 31, 2017	—	80,476
Less current portion	(1,875)	(20,250)
Total long-term debt	$239,036	$60,226

Senior Secured Credit Facility
On October 30, 2017, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, that provides for a $250,000 variable rate senior secured term loan B facility and $60,000 senior secured revolving credit facility, which we refer to collectively as our “credit facility”. The proceeds of the term loan B were used to (1) pay in full $70,875 principal and interest on a previously issued term loan A due April 2019; (2) repay $6,000 in unpaid principal and interest on the Company's terminated revolving line of credit; (3) to fund a portion of the purchase price of the acquisition of all of the equity interests of CCI and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS transaction and the credit facility.
Interest rates and fees. The Company will have the option to pay interest on the term loan B at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The Company may borrow revolving loans in US dollars and the Company may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on CDOR, plus an applicable margin of 325 basis points, provided that, following the completion of the fiscal quarter ending March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the Company is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum. Following the completion of the fiscal quarter ending March 31, 2018, the commitment fee will be determined based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing April 1, 2018, the term loan will amortize in equal quarterly installments of 0.25% of the $250,000 term loan, with the payment of the balance at maturity. The Company will be able to voluntarily prepay the principal of the term loan without penalty or premium (subject to breakage fees) at any time in whole or in part; provided that for the first six months after the October 30, 2017 closing date, the Company is required to pay a 1% premium for prepayments of the term loan with the proceeds of certain re‑pricing transactions. The Company is required to repay the term loan with certain asset sale and insurance proceeds, certain debt proceeds and, commencing for the fiscal year ending March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0 and 0% if the Company’s leverage ratio is less than 3.5 to 1.0).
Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
At December 31, 2017, we had no outstanding borrowings under our revolving credit facility. The interest rate had the Company had outstanding borrowings on December 31, 2017 would be 5.13%. As of December 31, 2017, we had $55,085 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). Commencing April 1, 2018, the Company will be required to make quarterly principal payments of the term loan of $625 through July 31, 2024. The remaining $233,750 is due at maturity of the term loan facility on October 30, 2024.
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the Company under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the "Canadian Borrower") under the revolving credit facility are guaranteed by the Company, Thermon Holding Corp. (the "US Borrower"), the US Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of December 31, 2017, we were in compliance with all financial covenants of the credit facility.

Restrictive covenants.  The credit agreement governing our facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness; grant liens; make fundamental changes; sell assets; make restricted payments; enter into sales and leasebacks; make investments; prepay certain indebtedness; enter into transactions with affiliates; and enter into restrictive agreements.

10. Related-Party Transactions

In connection with the Sumac Fabrication Co. Ltd. ("Sumac") transaction, one of the former Sumac principals retained 25% of the ownership of the Sumac business unit. This individual is employed by the Company and serves as the general manager of the Sumac business unit. During fiscal 2017, this individual, together with the two other former principals of Sumac, who are not employed by the Company were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.
11. Commitments and Contingencies
At December 31, 2017, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $18,178. Of this amount, $1,738 is secured by cash deposits at the Company’s financial institutions and an additional $4,915 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit.  Included in prepaid expenses and other current assets at December 31, 2017 and March 31, 2017 was approximately $1,738 and $1,450, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $5,678 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of December 31, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
12. Stock-Based Compensation Expense
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
At December 31, 2017, there were 391,598 options outstanding. For the three months ended December 31, 2017 and 2016, stock compensation expense was $895 and $837, respectively, and $2,627 and $2,658 for the nine months ended December 31, 2017, and 2016, respectively.
During the nine months ended December 31, 2017, 106,891 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $1,985. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $420. During the three and nine months ended December 31, 2017, 5,782 and 15,834 fully vested common shares, respectively, were issued in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $105 and $306, respectively, for the three and nine months ended December 31, 2017. The fair value of the awards is expensed on each grant date.

During the nine months ended December 31, 2017, a target amount of 15,438 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $340. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2020, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2020. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 30,876 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the nine months ended December 31, 2017, a target amount of 58,246 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2020. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,080. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 116,492 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

13. Income Taxes
On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.
On December 22, 2017, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 118 (“SAB 118”).  SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes (“ASC 740”) in the reporting period that includes the enactment date of the Tax Act.  The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. The Staff’s view of the enactment of the Tax Act has been developed considering the principles of ASC Topic 805, Business Combinations, which addresses the accounting for certain items in a business combination for which the accounting is incomplete upon issuance of the financial statements that include the reporting period in which the business combination occurs.  Specifically, the Staff provides that the accounting guidance in ASC Topic 805 may be analogized to the accounting for impacts of the Tax Act.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.  For the three and nine months ended December 31, 2017, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018.  Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.
Accordingly, our income tax provision as of December 31, 2017 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.

Three and Nine Months Ended
December 31, 2017
Transition Tax (provisional)	$5,126
Net impact on U.S. deferred tax assets and liabilities (provisional)	(6,030)
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	1,704
Net discrete impacts of the enactment of the Tax Act	800

Consistent with provisions allowed under the Tax Act, the $5,126 estimated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  The entire amount of the estimated Transition Tax liability has been included in “Other liabilities- long term” in the Condensed Consolidated Balance Sheets.
The net benefit of $6,030 related to deferred tax assets and liabilities is primarily associated with a reduction in deferred liabilities for unamortized intangible assets. Since these intangible assets are not tax deductible, the reduction of the liability is non-cash and will not reduce future tax payments.
Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we are in the process of evaluating our current permanent reinvestment assertions. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount.
We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until fiscal year 2019.  We have not recorded any impact associated with either GILTI or BEAT in the tax rate for our third quarter of fiscal year 2018.
Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the Financial Accounting Standards Board and/or various other taxing jurisdictions.  For example, we anticipate that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate.
Our anticipated annual effective income tax rate before discrete events was 25.4% and 24.7% for the nine months ended December 31, 2017 and 2016, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. Discrete tax events include the net impact of the enactment of the Tax Act. Additionally, during the three months ended December 31, 2017 and 2016, we reduced our liabilities for uncertain tax positions in the amount of $554 and $176, respectively as the uncertain tax positions related to these periods are no longer subject to audit.

14. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: the United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction (“EPC”) companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp, IPI and Sumac. THS (formerly known as CCI) develops and designs advanced industrial heating and filtration solutions that closely align with Thermon's core business and serve similar end markets in North America. As such, we have elected to report THS's operations through our United States and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from Sumac will comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
Sales to External Customers:
United States	$32,828	$28,945	$77,697	$88,937
Canada	30,178	9,126	57,714	32,286
Europe	20,309	18,100	48,373	50,417
Asia	9,345	8,169	22,243	24,908
	$92,660	$64,340	$206,027	$196,548
Inter-Segment Sales:
United States	$13,232	$11,355	$37,123	$35,090
Canada	1,862	1,345	5,221	2,370
Europe	487	267	1,210	1,273
Asia	546	129	1,093	762
	$16,127	$13,096	$44,647	$39,495
Depreciation Expense:
United States	$1,126	$905	$3,190	$2,656
Canada	897	467	2,137	1,418
Europe	133	74	347	216
Asia	35	39	99	108
	$2,191	$1,485	$5,773	$4,398
Amortization Expense:
United States	$1,505	$1,505	$4,515	$4,355
Canada	2,632	870	4,373	2,661
Europe	351	322	1,030	990
Asia	266	266	798	798
	$4,754	$2,963	$10,716	$8,804
Income (loss) from operations:
United States	$340	$3,848	$(1,757)	$4,311
Canada	7,622	1,343	17,619	5,787
Europe	2,008	2,344	4,240	6,908
Asia	1,444	914	2,751	3,797
Unallocated:
Stock compensation	(895)	(837)	(2,627)	(2,658)
Public company costs	(309)	(313)	(1,041)	(981)
	$10,210	$7,299	$19,185	$17,164

	December 31, 2017	March 31, 2017
Property, plant and equipment, net:
United States	$36,744	$34,563
Canada	32,744	4,674
Europe	3,521	3,532
Asia	741	497
	$73,750	$43,266
Total Assets:
United States	$205,132	$186,300
Canada	343,506	136,688
Europe	87,843	80,589
Asia	44,487	50,503
	$680,968	$454,080

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2017 and 2016 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2017 and 2016 as “Interim 2018” and “Interim 2017,” respectively, and the nine month periods ended December 31, 2017 and 2016 as “YTD 2018” and “YTD 2017,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; and (x) our ability to achieve the anticipated benefits from the CCI acquisition.
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
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our five manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2018 and YTD 2017, approximately 62% and 55% of our revenues were generated outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, THS offers a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries which subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. We are currently in the process of assessing THS revenues, however, substantially all of THS revenue is MRO/UE.
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue, as historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2017 was $167.7 million, inclusive of $35.1 million for THS, as compared to $106.9 million at March 31, 2017. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

•
Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in capital spending for new facilities in Canada, Eastern Europe and the Middle East. During fiscal year 2017, we experienced a 27% year-over-year revenue decline in our Canadian operations, where the decline in the price of oil resulted in the postponement or suspension of a number of significant upstream exploration and production projects. In YTD 2018, our Canadian operations experienced a revenue increase of 79% as compared to YTD 2017 due to an increase in MRO/UE demand and the THS transaction. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

•
Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,*		Nine Months Ended December 31,*
	2017	2016	2017	2016
Greenfield	38%	33%	37%	38%
MRO/UE	62%	67%	63%	62%
* THS has been excluded from table above. Substantially all of THS's revenue would be classified as MRO.
We believe that our analysis of Greenfield and MRO/UE is an important measure to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new capital projects as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years. THS has been excluded from MRO/UE calculations to enhance comparability across periods as substantially all of THS's revenue is MRO.
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2018 and YTD 2017, MRO/UE sales comprised approximately 63% and 62% of our consolidated revenues, respectively. Over the last year, we have experienced a decline in Greenfield revenues in our United States segment. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Events-Acquisition of CCI Thermal Technologies Inc. On October 30, 2017, MergerSub, an indirect, wholly owned subsidiary of the Company, completed the acquisition of 100% of the equity interests of CCI and certain related real estate assets for $262.0 CAD (approximately $204.2 USD at the exchange rate as of October 30, 2017) in cash. MergerSub and CCI amalgamated immediately after the closing of the acquisition to form THS, an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. The THS transaction was funded in part by a new $250.0 million senior secured term loan B facility that was consummated on October 30, 2017.

To date, we have incurred $3.8 million in transaction related expenses associated with the THS transaction. The addition of THS into our operations will also have a material impact on our forecasted results for the balance of fiscal 2018 including additional revenue and expenses. Our discussion and analysis of the interim and year to date results of operations does not include the estimated future impact of the THS transaction on these results. Specifically, we have not included an estimate for the impact of the CCI acquisition as it relates to our forecast items such as transaction expenses, intangible amortization and the impact on our effective tax rate.

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

In prior years, we experienced sizable declines in revenue and operating results within our Canadian operations, and considered such to be an indication of potential goodwill and intangible asset impairment. These declines in operating results principally resulted from lower crude oil prices, which had a significant adverse impact on capital spending in Canada. During fiscal year 2018, we have experienced increased revenues and operating results in Canada, and project continued growth. Accordingly, during the third quarter of fiscal 2018, we did not conclude a triggering event existed within our Canadian reporting units requiring further analysis. We will continue to evaluate our Canadian operations and assess on a quarterly basis whether it is more likely than not that the fair value of the Canadian reporting unit is less than its carrying amount.

Similarly, based upon our qualitative analysis, we have not determined that it is more likely than not that the fair value of our U.S. reporting unit is less than its carrying amount; however, we have experienced losses in the U.S. in two of the three quarters of fiscal 2018. If changes in estimates and assumptions used to determine whether impairment exists, or if we experience future declines in actual and forecasted operating results and/or market conditions in the United States, we may be required to reevaluate the fair value of our United States reporting unit, which could ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods

Results of Operations (Three-month periods ended December 31, 2017 and 2016)
The following table sets forth our consolidated statements of operations for the three months ended December 31, 2017 and 2016 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2017	2016	$	%
Consolidated Statements of Operations Data:
Sales	$92,660	$64,340	$28,320	44%
Cost of sales	50,446	35,721	14,725	41%
Gross profit	$42,214	$28,619	$13,595	48%
Gross margin %	45.6%	44.5%
Operating expenses:
Marketing, general and administrative and engineering	$26,356	$17,520	$8,836	50%
Stock compensation expense	895	837	58	7%
Amortization of intangible assets	4,753	2,963	1,790	60%
Income from operations	$10,210	$7,299	$2,911	40%
Interest expense, net:
Interest income	161	131	30	23%
Interest expense	(2,528)	(765)	(1,763)	230%
Loss on extinguishment of debt	(376)	—	(376)	100%
Amortization of debt costs	(259)	(97)	(162)	167%
Interest expense, net	(3,002)	(731)	(2,271)	311%
Other expense	(5,492)	(6)	(5,486)	91,433%
Income before provision for income taxes	$1,716	$6,562	$(4,846)	(74)%
Income tax expense	883	1,245	(362)	(29)%
Net income	$833	$5,317	$(4,484)	(84)%
Income attributable to non-controlling interests (1)	234	(41)	275	671%
Net income available to Thermon Group Holdings, Inc.	$599	$5,358	$(4,759)	(89)%

(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Three Months Ended December 31, 2017 (“Interim 2018”) Compared to the Three Months Ended December 31, 2016 (“Interim 2017”)
Revenues. Revenues for Interim 2018 were $92.7 million, compared to $64.3 million for Interim 2017, an increase of $28.3 million or 44%. The increase in revenue is mostly due to our THS transaction, which contributed $16.1 million of additional revenue for Interim 2018. Our sales mix (excluding THS) in Interim 2018 was 38% Greenfield and 62% MRO/UE, as compared to 33% Greenfield and 67% MRO/UE in Interim 2017. Greenfield revenue is typically at or near 40% of our total revenue. Project delays are primarily at the discretion of our customers and related to Greenfield projects.  Accordingly, the proportion of Greenfield revenues in Interim 2018 and Interim 2017 were lower than historical averages.
As compared to Interim 2017, Interim 2018 revenue grew in all of our segments. Canada revenues increased by $21.1 million, or 231%, as compared to Interim 2017. Our acquisition of THS contributed $14.3 million of the overall Canada revenue increase. Additionally, within our Canadian segment, we continue to see increased demand for MRO/UE, and improvement in the overall market conditions within Canada. Interim 2018 revenues in the United States increased $3.9 million or 13%. United States revenues were impacted by increasing Greenfield revenues, which is primarily attributable to Greenfield project timing. United States MRO/UE remained flat as compared to Interim 2017. Additionally, our acquisition of THS contributed $1.8 million of the overall United States revenue increase. Interim 2018 revenue in Europe increased by $2.2 million or 12%.  Our Asia segment revenue increased by $1.2 million or 14% in Interim 2018 as compared to Interim 2017.  Both Europe and Asia saw Interim 2018 growth in Greenfield revenues.
Gross profit and margin. Gross profit totaled $42.2 million in Interim 2018, compared to $28.6 million in Interim 2017, an increase of $13.6 million or 48%. The increase is due to higher sales which include the THS transaction and a slight increase in gross margins, overall. Gross margins were 45.6% and 44.5% in Interim 2018 and Interim 2017, respectively. Our Interim 2018 gross margins were within our historical average range of 45%-50%, whereas our Interim 2017 gross margins were slightly below this range. Our Interim 2018 gross margins were positively impacted by strong project execution and product mix that included more of Thermon's core manufactured products within both MRO/UE and Greenfield sales. Based on our existing definition of Greenfield and MRO/UE, substantially all of our sales in Interim 2018 that related to the THS transaction would be classified as MRO/UE.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $26.4 million in Interim 2018, compared to $17.5 million in Interim 2017, an increase of $8.8 million or 50%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 28.4% and 27.2% in Interim 2018 and Interim 2017, respectively. The increase in Interim 2018 marketing, general and administrative and engineering costs is primarily attributable to the THS transaction.  In Interim 2018, the two months of operations of THS contributed $2.8 million of marketing, general and administrative and engineering expense, and we incurred increases in legal, audit and professional fees related to the THS transaction of $3.5 million.  Additionally, our accrual for annual incentive was $2.1 million higher in Interim 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $0.9 million and $0.8 million in Interim 2018 and Interim 2017, respectively. For the remainder of fiscal 2018, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $4.8 million in Interim 2018 and $3.0 million in Interim 2017. The acquired intangible assets of THS accounted for $1.7 million in amortization in Interim 2018.  For the remainder of fiscal 2018, we estimate our future quarterly amortization expense will be approximately $5.6 million with the inclusion of the THS transaction.
Interest expense. Interest expense, net, was $3.0 million in Interim 2018, compared to $0.7 million in Interim 2017, an increase of $2.3 million. Interest expense on outstanding long-term debt principal increased $1.8 million in Interim 2018 as compared to Interim 2017 due to our new $250.0 million senior secured term loan B credit facility incurred in part to finance the THS transaction (see Note 9, "Long-Term Debt", for additional information on our long-term debt). In addition, we incurred $0.4 million loss on the retirement of our former credit facility.
Other expense. Other expense was $5.5 million and $0.0 million in Interim 2018 and Interim 2017, respectively, an increase of $5.5 million. During Interim 2018, we recorded approximately $5.6 million of foreign exchange losses related to the CCI acquisition. The one-time foreign currency related losses include $3.3 million on a $200 million CAD option contract to hedge part of the CCI acquisition purchase price and $2.3 million related to a derivative contract to hedge a $112 million long term intercompany loan between Canada and the United States for the CCI acquisition (see Note 2, "Fair Value Measurements", for additional information on the Acquisition Foreign Exchange Option and the Cross currency Swap).
Income taxes.  Income tax expense was $0.9 million in Interim 2018 on pre-tax income of $1.7 million compared to an income tax expense of $1.2 million in Interim 2017 on pre-tax net income of $6.6 million, an increase of $0.4 million which is mostly attributable to the estimated impact of the recently enacted tax reform act. Our effective tax rate was 51.5% and 19.0% in Interim 2018 and Interim 2017, respectively.
On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions. The net impact to our tax provision for the effects of the Tax Act was $0.8 million for Interim 2018.

Our anticipated annual effective income tax rate before discrete events was 25.4% and 24.7% in Interim 2018 and Interim 2017, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 13, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes and the effects of the Tax Act.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $0.6 million in Interim 2018 as compared to $5.4 million in Interim 2017, a decrease of $4.8 million or 89%. The decrease in Interim 2018 net income is primarily due to a $8.8 million increase in marketing, general and administrative and engineering expense due to the THS operations and CCI acquisition-related expenses.  In addition, in Interim 2018, THS acquired intangible assets contributed $1.7 million in increased amortization expense, and we experienced an other expense increase of $5.6 million due to losses on foreign currency related hedges we entered into during the quarter and an increase of $2.3 million in interest expense relating to our new credit facility debt. These decreases were offset in part by a $13.6 million increase in gross profit.

Results of Operations (Nine-month periods ended December 31, 2017 and 2016)
The following table sets forth our consolidated statements of operations for the nine months ended December 31, 2017 and 2016 and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2017	2016	$	%
Consolidated Statements of Operations Data:
Sales	$206,027	$196,548	$9,479	5%
Cost of sales	109,039	112,891	(3,852)	(3)%
Gross profit	$96,988	$83,657	$13,331	16%
Gross margin %	47.1%	42.6%
Operating expenses:
Marketing, general and administrative and engineering	$64,462	$55,031	$9,431	17%
Stock compensation expense	2,627	2,658	(31)	(1)%
Amortization of intangible assets	10,714	8,804	1,910	22%
Income from operations	$19,185	$17,164	$2,021	12%
Interest expense, net:
Interest income	553	366	187	51%
Interest expense	(3,943)	(2,372)	(1,571)	66%
Loss on extinguishment of debt	(376)	—	(376)	100%
Amortization of debt costs	(433)	(299)	(134)	45%
Interest expense, net	(4,199)	(2,305)	(1,894)	82%
Other expense	(5,563)	(156)	(5,407)	3,466%
Income before provision for income taxes	$9,423	$14,703	$(5,280)	(36)%
Income tax expense	2,798	3,068	(270)	(9)%
Net income	$6,625	$11,635	$(5,010)	(43)%
Income attributable to non-controlling interests (1)	769	245	524	214%
Net income available to Thermon Group Holdings, Inc.	$5,856	$11,390	$(5,534)	(49)%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.
Nine Months Ended December 31, 2017 (“YTD 2018”) Compared to the Nine Months Ended December 31, 2016 (“YTD 2017”)
Revenues. Revenues for YTD 2018 were $206.0 million, compared to $196.5 million for YTD 2017, an increase of $9.5 million or 5%. The increase in revenue is mostly due to our THS transaction, which contributed $16.1 million of additional revenue for YTD 2018. Our sales mix (excluding THS) in YTD 2018 was 37% Greenfield and 63% MRO/UE, as compared to 38% Greenfield and 62% MRO/UE in YTD 2017. Greenfield revenue is typically at or near 40% of our total revenue. Although our order rates are higher in YTD 2018 and backlog is growing, YTD 2018 revenue has declined due to customer delays on Greenfield projects.
YTD 2018 revenue declined in all geographic regions with the exception of Canada which increased by $25.4 million or 79% as compared to YTD 2017. Within our Canada segment, we saw increased demand for MRO/UE, and improvement in the overall market conditions within the Canadian region. YTD 2018 revenues in the United States declined $11.2 million or 13%. United States revenues continue to be impacted by declining Greenfield revenues, which is primarily attributable to Greenfield project timing. The United States decline was partially offset by our acquisition of THS, which contributed $1.8 million of the overall United States revenues.  YTD 2018 revenue in Europe declined by $2.0 million or 4%.  Our Asia segment revenue declined by $2.7 million or 11% in YTD 2018 as compared to YTD 2017. Revenue reductions in Asia and Europe were attributable to project delays by our customers.  We expect revenue levels to recover later in fiscal 2018 for Asia and Europe based on strong backlog of orders in those regions.
Gross profit and margin. Gross profit totaled $97.0 million in YTD 2018, compared to $83.7 million in YTD 2017, an increase of $13.3 million. The increase in gross profit is due to the increase in revenues and gross margins which were 47.1% and 42.6% in YTD 2018 and YTD 2017, respectively. Our YTD 2018 gross margins were within our historical average range of 45%-50%, whereas our YTD 2017 gross margins were below this range. Our gross margin percentage in YTD 2018 has been positively impacted by better sales mix within our MRO/UE sales as well as better pricing and project execution within our Greenfield sales. Our MRO sales include the greatest concentration of sales of our higher margin heat tracing cable. Greenfield revenue generally has lower gross margins than our MRO revenue due to a higher mix of third-party manufactured products and installation labor related costs. Based on our existing definition of Greenfield and MRO/UE, substantially all of our sales in YTD 2018 that related to the THS transaction would be classified as MRO/UE.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $64.5 million in YTD 2018, compared to $55.0 million in YTD 2017, an increase of $9.4 million or 17%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 31.3% and 28.0% in YTD 2018 and YTD 2017, respectively. The increase in YTD 2018 marketing, general and administrative and engineering costs is primarily attributable to the THS transaction.  In YTD 2018, the two months of operations of THS contributed $2.8 million of marketing, general and administrative and engineering expense, and we incurred increases in legal, audit and professional fees related to the THS transaction of $3.8 million.  Within marketing, general and administrative and engineering costs, increases and decreases largely offset each other. Salaries and benefits decreased $2.6 million in YTD 2018 due to reductions in staffing primarily in the United States. Depreciation increased $1.2 million with the addition of our upgraded ERP systems that was placed in service as well as additional capital investment for our Sumac business unit. Additionally, our accrual for annual incentive was $2.8 million higher in YTD 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $2.6 million and $2.7 million in YTD 2018 and YTD 2017, respectively. For the remainder of fiscal 2018, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $10.7 million in YTD 2018 and $8.8 million in YTD 2017. The increase in amortization expense is attributable to the acquired intangible assets of THS, which accounted for $1.7 million in amortization in YTD 2018.
Interest expense. Interest expense, net, was $4.2 million in YTD 2018, compared to $2.3 million in YTD 2017, an increase of $1.9 million. Interest expense on outstanding principal of long-term debt increased $1.8 million in YTD 2018 as compared to YTD 2017 due to our new $250.0 million senior secured term loan B credit facility incurred to finance in part the CCI acquisition (see Note 9, "Long-Term Debt", for additional information on our long-term debt). In addition, we incurred $0.4 million loss on the retirement of our former credit facility indebtedness.  Interest income increased by $0.2 million due to the increase in interest bearing investments in YTD 2018.
Other expense. Other expense was $5.6 million and $0.2 million in YTD 2018 and YTD 2017, respectively, an increase of $5.4 million. During YTD 2018, we recorded approximately $5.6 million of foreign exchange losses related to the CCI acquisition. The one-time foreign currency related losses include $3.3 million on a $200 million CAD option contract to hedge part of the CCI acquisition purchase price and $2.3 million related to a derivative contract to hedge a $112 million long term intercompany loan between Canada and the United States for the CCI acquisition (see Note 2, "Fair Value Measurements", for additional information on the Acquisition Foreign Exchange Option and the Cross currency Swap).
In YTD 2017, we recognized a gain of $0.2 million from sales of land and buildings which we were not utilizing.  Our foreign currency transactions were losses of $5.6 million and of $0.4 million in YTD 2018 and YTD 2017, respectively.
Income taxes.  Income tax expense was $2.8 million in YTD 2018 on pre-tax income of $9.4 million compared to an income tax expense of $3.1 million in YTD 2017 on pre-tax net income of $14.7 million, an increase of $0.3 million which is mostly attributable to a higher effective tax rate. Our effective tax rate was 29.7% and 20.9% in YTD 2018 and YTD 2017, respectively.
On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions. The net impact to our tax provision for the effects of the Tax Act was $0.8 million for Interim 2018.
Our anticipated annual effective income tax rate before discrete events was 25.4% and 24.7% in YTD 2018 and YTD 2017, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 13, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $5.9 million in YTD 2018 as compared to $11.4 million in YTD 2017, a decrease of $5.5 million or 49%. The decrease in YTD 2018 net income is primarily due a $9.4 million increase in marketing, general and administrative and engineering expense due to the THS operations and CCI acquisition-related expenses.  In addition, in YTD 2018, THS acquired intangible assets contributed $1.7 million in increased amortization expense, and we experienced an other expense increase of $5.6 million of losses on foreign currency related hedges we entered into in YTD 2018 and $1.6 million in increase in interest expense relating to our new credit facility debt. These decreases were offset in part by a $13.3 million increase in gross profit.  Additionally, income attributable to non-controlling interests increased $0.5 million due to an increase in Sumac's net income.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$250,000	$1,875	$5,000	$5,000	$238,125
Interest payments on variable rate term loan(2)	83,113	14,302	24,108	23,584	21,119
Operating lease obligations(3)	8,340	2,641	3,537	2,056	106
Information technology services agreements(4)	1,011	899	112	—	—
Total	$342,464	$19,717	$32,757	$30,640	$259,350
__________________________________
(1) Consists of quarterly scheduled principal payments under our credit facility of $0.6 million through maturity in October 2024 with a lump-sum payment of $233.8 million due at maturity in October 2024. Please see Note 9, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.
(2)     Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of December 31, 2017.
(3)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(4)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2017, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At December 31, 2017, we had in place standby letters of credit, bank guarantees and performance bonds totaling $18.2 million to support our various customer contracts. Our Indian subsidiary also has $5.7 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At December 31, 2017, we had $51.2 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $15.3 million, or 30%, of these amounts were held in domestic accounts with various institutions and approximately $35.8 million, or 70%, of these amounts were held in accounts outside of the United States with various financial institutions.

Investments. At December 31, 2017, we had $1.0 million in short-term certificates of deposits which are classified as investments. All of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At December 31, 2017, we had no outstanding borrowings under our revolving credit facility and $55.1 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $4.9 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of December 31, 2017, we had $250.0 million of outstanding principal on our variable rate term loan. Commencing April 1, 2018, we will be required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $233.8 million due at maturity of the term loan in October 2024.
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the Company under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the "Canadian Borrower") under the revolving credit facility are guaranteed by the Company, Thermon Holding Corp. (the "US Borrower"), the US Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of December 31, 2017, we were in compliance with all financial covenants of the credit facility.
Restrictive covenants. The credit agreement governing our credit facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness; grant liens; make fundamental changes; sell assets; make restricted payments; enter into sales and leasebacks; make investments; prepay certain indebtedness; enter into transactions with affiliates; and enter into restrictive agreements.
Repatriation considerations. Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we are in the process of evaluating its current indefinite assertions. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount.

Future capital requirements. Our future capital requirements will depend on a number of factors. We believe that, based on our current level of operations, cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including our credit facility borrowings, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

For the remainder of fiscal year 2018, we estimate we will invest approximately $1.1 million in property plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2018, we invested $2.1 million, net of dispositions, for temporary power products that were or will be deployed to our customers on a rental basis.
Net cash provided by operating activities totaled $11.2 million and $12.5 million for YTD 2018 and YTD 2017, respectively, an decrease of $1.3 million primarily due to a $5.0 million decrease in net income and a $3.0 million increase in working capital accounts, partially offset by increases of $2.1 million of non-cash reconciling items and $4.6 million of income taxes payable.
In YTD 2018, our working capital assets in accounts receivable, inventory, costs and estimated earnings and billings on construction and other current assets were a use of cash of $23.8 million. In YTD 2017 these assets decreased representing a source of cash of $0.8 million, a comparative increase in the use of cash of $24.7 million. During YTD 2018, accounts receivable increased due to higher revenues, representing a use of cash of $4.8 million. During YTD 2017, accounts receivable increased which represented a use of cash of $0.7 million. In YTD 2018 our inventory balance increased due to higher revenues and for the build-up of inventory for future periods, representing a use of cash of $9.1 million and in YTD 2017 our inventory decreased by $1.2 million, representing a source of cash. Cost and estimated earnings in excess of billings on uncompleted contracts was a use of cash of $6.8 million and a source of cash of $0.4 million in YTD 2018 and YTD 2017, respectively, which is primarily attributed to timing of billings on our turnkey projects.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a source of cash of $11.4 million in YTD 2018 and a use of cash of $10.3 million in YTD 2017, a decrease of $21.7 million. The decrease in YTD 2018 is primarily due to the timing of vendor payments. Changes in our income taxes payable and receivable balances represented a source of cash of $2.2 million in YTD 2018 and a use of cash of $2.4 million in YTD 2017.
Net cash used in investing activities totaled $163.4 million and $41.3 million for YTD 2018 and YTD 2017, respectively, an increase in the use of cash for investing activities of $122.1 million, which is the net effect of the following items. During YTD 2018, we completed the acquisition of CCI which represented a use of cash of $202.7 million. In YTD 2018, purchases of cash deposit investments totaled $8.1 million compared to $37.0 million in YTD 2017 a comparative source of cash of $28.9 million. In YTD 2018, cash deposit investments of $53.1 million matured during the period and were transferred to accounts with short term maturities and classified as cash equivalents representing a comparative source of cash of $53.1 million. In YTD 2018 and YTD 2017, we purchased $6.2 million and $5.4 million, respectively, of property, plant and equipment. Included in total property, plant and equipment are net investments of $2.1 million and $1.2 million for rental equipment for our Sumac business during YTD 2018 and YTD 2017, respectively.
Net cash provided by (used in) financing activities totaled $159.0 million provided and $10.7 million used in YTD 2018 and YTD 2017, respectively, reflecting an increase in the source of cash of $169.7 million. The increase in the source of cash is primarily attributable the funding of the new term loan B credit facility which was a source of cash of $250.0 million, offset in part by the repayment of the extinguished credit facility of $91.0 million. Additionally, the Company had borrowings of $10.0 million from the revolving credit facility during YTD 2018 which were repaid in full at the end of the reporting period and paid $9.6 million of debt issuance and debt discounts related to the new term loan B credit facility. See Note 9, “Long-Term Debt” for additional information on our term loan B credit facility.

Off-Balance Sheet Arrangements
As of December 31, 2017, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 62% of our YTD 2018 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily from the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2018, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a decrease in net income of $1.4 million for YTD 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in an increase in net income of $1.7 million for YTD 2018. A 10% appreciation of the U.S. dollar relative to the Euro would result in a decrease in net income of $0.2 million for YTD 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an increase in net income of $0.3 million for YTD 2018.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $5.6 million and $0.4 million in YTD 2018 and YTD 2017, respectively.
As of December 31, 2017, we had approximately $19.4 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2018, we estimate that our sales were positively impacted by $3.1 million when compared to foreign exchange translation rates that were in effect in YTD 2017. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2018, we were mostly impacted by the depreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $14.5 million and losses of $8.9 million in YTD 2018 and YTD 2017, respectively, representing a comparative increase in foreign currency translation gains of $23.4 million. The comparative increase in YTD 2018 foreign currency translation gains is primarily due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar. In YTD 2017, most foreign currency exchange rates remained relatively stable against the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $112,750 with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
Interest rate risk and foreign currency risk relating to debt.  The interest rate for our new variable rate term loan B credit facility was 5.13% as of December 31, 2017. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of December 31, 2017, we had $250.0 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $2.5 million increase or decrease in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2017.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 8, 2018	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1+
Share Purchase Agreement dated October 3, 2017 by 2071827 Alberta Ltd. ("Purchaser") and Camary Holdings Ltd. and Rocor Holdings Ltd. ("Sellers") (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2017 (File No. 001-35159)).

2.2+
Employee Share Agreement dated October 3, 2017 by 2071827 Alberta LTD. ("Purchaser") and certain current and former employee shareholders of CCI ("Employee Shareholders") (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2017 (File No. 001-35159)).

2.3
Real Property Agreement dated October 30, 2017 by and between 2071827 Alberta Ltd. and Whitemud Place Properties. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2017 (file No.001-35159)).

10.1
Credit Agreement dated October 30, 2017 by and among Thermon Group Holdings, Inc., Thermon Holding Corp., as US Borrower, Thermon Canada Inc., as Canadian Borrower, and The Several Lenders from Time to Time Parties Hereto, Bank of Montreal as Syndication Agent and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 3, 2017 (file No.001-35159)).

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

*    Filed herewith
+ The schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.