Form 10-K
period 2018-03-31
Thermon Group Holdings, Inc.
filed 2018-05-30
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2018

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
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

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2017 was $576,947,503 based on the closing price of $17.99 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 29, 2018, the registrant had 32,497,992 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2018

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("this annual report") includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this annual report, including in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words "anticipate," "assume," "believe," "budget," "continue," "contemplate," "could," "should," "estimate," "expect," "intend," "may," "plan," "possible," "potential," "predict," "project," "will," "would," "future" and similar terms and phrases are intended to identify forward-looking statements in this annual report.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield, project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE, revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations; (ix) our ability to protect data and thwart potential cyber attacks; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) a material disruption at any of our manufacturing facilities; (xii) our dependence on subcontractors and suppliers; (xiii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xiv) our ability to attract and retain qualified management and employees, particularly in our overseas markets; and (xv) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g. "fiscal 2018," "fiscal 2017" and "fiscal 2016" mean the Company's fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all of its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."

ITEM 1. BUSINESS

Business Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2018, approximately 63% of our revenue was generated outside of the United States.

During fiscal years 2015 and 2016, we acquired three companies, Unitemp Corporation ("Unitemp"), Sumac Fabrication Company Limited ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), adding complementary products and services to our core thermal solution offerings. Additionally, in October 2017, we completed the acquisition of CCI Thermal Technologies Inc. (now Thermon Heating Systems, or "THS"), allowing Thermon to greatly expand our product offerings and the end markets we serve. We continue to actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

Our legacy thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. We offer both electric and steam heat tracing, as both are utilized to a significant extent in our end markets. Customers typically purchase our products when constructing a new facility, which we refer to as "Greenfield projects", or when performing maintenance, repair and operations on a facility's existing heat-traced pipes or upgrading or expanding a current facility, which we refer to collectively as "MRO/UE." A large processing facility may require our heat tracing for a majority of its pipes, with the largest facilities containing hundreds of thousands of feet of heat-tracing cable and thousands of control points. While our products represent a fraction of the total cost of a typical processing facility, they are critical to the safe and profitable operation of the facility. These facilities are complex, with numerous classified areas that are inherently hazardous - and where product safety concerns are paramount. We believe that our strong brand and established reputation for safety, reliability and customer service are critical contributors to our customers' purchasing decisions.

Our customers' need for MRO/UE solutions provides us with attractive recurring revenue streams. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 63% of our revenue for fiscal 2018, excluding THS, was derived from such MRO/UE activities.

In April 2015, we expanded our product offerings beyond our legacy heat tracing products and now offer temporary electrical power distribution products through our Sumac product line. Sumac products are sold in many of the same markets as our thermal solution offerings, which we believe will provide an attractive complementary offering to our customers that engage in new facility construction as well as maintenance, turnaround and expansion activities.

Our newest offerings - made possible through the acquisition of THS - give us the ability to access a much broader footprint of a typical refining or heavy manufacturing facility where our legacy products have generally been required. With our full suite of heating products, we can now extend well beyond the external heating of pipes offered by heat tracing. Our family of environmental heating products (branded as “Ruffneck” and “Catadyne”) range from electric or gas-powered space heating for personnel operating in harsh and hazardous environments to specific components in the same environments that need special protection. THS also offers a broad spectrum of capabilities in the process heating line. Immersion, circulation, and other highly-engineered forms of process heating (branded as “Caloritech”) protects process fluids as they reside in tanks or vessels or in-transit through the plant. One can think of our legacy capabilities as heating “from the outside,” whereas our additional capabilities provide us the products to heat “from within.” THS holds an “N-stamp,” or Nuclear Component Certification, allowing us to serve the nuclear power sector with heating and filtration products. These highly specialized filters use advanced mediums and specialized metals to perform under extreme heat and pressure. These products are branded as “3L Filters.” Lastly, our “Fastrax” and “Hellfire” lines, as well as some “Caloritech” products, provide a full-spectrum offering to the rail and transit industry. In both rolling stock and rail infrastructure, THS is a market leader in providing heat to rail cars, tracks, and switches throughout the world.

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

Company History

Thermon, Inc., our principal operating subsidiary in the United States, was founded as a partnership in October 1954 and later incorporated in Texas in 1960. At that time, our primary product was a thermally conductive heat transfer compound invented by our founder, Richard Burdick. Under Mr. Burdick's leadership, we experienced steady growth by diversifying our products and expanding our geographic reach. Mr. Burdick and his family maintained a controlling interest in us until August 2007, when the controlling interest was sold to an affiliate of the Audax Group private equity firm. During Audax's tenure as our majority owner, we positioned ourselves to take advantage of rising demand in the energy end market and secured significant capital projects.

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms, which we refer to collectively as our "former private equity sponsors", acquired Audax's controlling interest in us. The acquisition and related transaction expenses were financed through the issuance of senior secured notes and an equity investment by our private equity sponsors and certain members of our current and former management team. As used in this annual report, the "CHS Transactions" refer collectively to such acquisition, the equity investment in us by CHS, our other former private equity sponsors and certain members of our management team and related financing transactions.

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

On March 2, 2015, we acquired substantially all of the operating assets and assumed certain operating liabilities of Unitemp located in Cape Town, South Africa in a $3.9 million cash transaction. Unitemp, formerly a distributor of Thermon's thermal solutions in South Africa, offers heating, sensing, portable instruments, monitoring and control solutions to industrial customers throughout Sub-Saharan Africa. On April 1, 2015, we acquired a 75% controlling interest in the business previously operated by Sumac for approximately $11.0 million in cash and up to $5.9 million of potential additional contingent cash consideration, which was settled for $5.8 million in fiscal 2017. Sumac is based in Fort McMurray, Alberta, Canada and designs and manufactures temporary electrical power distribution equipment that is used in hazardous-location and general purpose areas within industrial facilities. On July 31, 2015, we acquired 100% of the capital stock of IPI, an insulation contractor located in Port Neches, Texas serving the U.S. refining, petrochemical, power and energy, marine and pulp and paper industries, in a $21.8 million cash transaction. IPI has a significant presence in the Texas and Louisiana Gulf Coast region.

In October 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $262.0 million CAD (approximately $204.2 million USD at the exchange rate as of October 30, 2017) in cash. Such subsidiary and CCI Thermal Technologies Inc. amalgamated immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. We believe we will be able to leverage our existing global sales force to further expand the reach of THS's product offerings.

Industry Overview

We estimate that the market for industrial process heating design and parts was approximately $3.2 billion in annual revenue in 2017. With our October 2017 acquisition of THS, our addressable market in fiscal 2018 grew by almost $1.0 billion in annual revenue, consisting of the process heating ($800 million) and transportation ($180 million) industries. This diversified the product and service mix to encompass the industrial process heating industry, which includes industrial heat tracing. We estimate that the industrial heat tracing market is composed of approximately 60% electric heat tracing and 40% steam heat tracing. While some environments welcome a conversion to electric heat tracing, a significant number of applications will remain protected by steam - due to both safety and the fact that many processes generate steam as a by-product, making it readily available. The industrial electric heat tracing industry is fragmented and consists of more than 30 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. The market for steam heat tracing solutions is equally as fragmented, but served by fewer companies, as the applications can be extremely high-temperature - requiring specific domain knowledge and manufacturing and installation techniques that are unique. Much like electric and steam heat tracing, the process heating market is highly fragmented. Industrial process heating providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require process heating, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meet these criteria.

The major end markets that drive demand for process heating include oil & gas, chemical processing and power generation. We believe that there are attractive near-to medium-term trends in each of these end markets.

·
Oil & Gas. Process heating is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. According to the International Energy Agency ("IEA"), natural gas supplies 22% of the energy used worldwide, and makes up nearly a quarter of electricity generation, and plays a crucial role as a feedstock for industry. Also, IEA estimates that global oil and gas upstream capital spending will increase over 5% in 2018. The oil and gas end market accounted for approximately 38% of the total market for industrial process heating in 2018, or approximately $1.2 billion in revenue. As global oil prices continue to recover from the recent depression, Thermon is well-positioned to take advantage of the near-to medium-term growth trends associated with this primary end market.

·
Chemical Processing. Process heating is required for temperature maintenance and freeze protection in a variety of chemical processing applications. Factors that may impact process heating demand in chemicals end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance. The IEA estimates that new global petrochemicals capacity will account for 25% of oil-demand growth by 2023. We estimate that the chemicals end market (including petrochemical) accounted for approximately 14% of the total market for industrial process heating in 2018, or approximately $460 million in revenue.

·
Power Generation. Process heating is required for high-temperature product maintenance, freeze protection and environmental regulation compliance in coal and gas facilities and for safety systems in nuclear facilities. An important driver of demand for process heating solutions for power generation is increasing demand for electricity worldwide. We estimate that the power generation end market accounted for approximately 7% of the total market for industrial process heating in fiscal 2018, or approximately $230 million in revenue. According to the IEA's World Energy Outlook 2017, electricity is the rising force among worldwide end-uses of energy, accounting for 40% of the estimated increase in global energy consumption in 2040 - the same share of growth that oil accounted for during the last 25 years.

·
Transportation. Process heating is required to safely clear and heat rail switches, melt snow and ice from platforms, and provide comfort heating and defrosting in rolling stock. With over 1 million kilometers of operational railway in the world, it is still one of the most economical and safe solutions for passengers and products globally. According to an estimate by IEA based on International Union of Railways ("UIC"), Urban, passenger and freight rail continues to grow on the same curve as global gross domestic product, or GDP. Of this growth, the commercial rail and transit sector represents the largest increase at approximately 8.9% through 2028. We estimate that our transportation industry end markets accounted for approximately 6% of the total market for industrial process heating in fiscal 2018, or approximately $180 million in revenue.

Segments

In connection with acquisitions made since fiscal 2015, the Company reviewed its determination of segments. Previously, we aggregated geographic markets into one reportable segment. Based on our review, we revised our segment reporting to four reportable segments based on four geographic countries or regions: United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we have acquired Unitemp, IPI, Sumac and THS. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. THS, recently acquired in October 2017, has similar economic characteristics as the core Thermon process heating operations. Management intends to integrate THS into the existing Thermon operations as soon as practicable. Therefore, THS has been aggregated in our Canada and United States segments. See Note 17, "Segment Information" for financial data relating to our four reportable geographic segments.

Products and Services

Our products include a wide range of electric heat tracing cables, steam tracing components, tubing bundles, and instrument and control products, as well as complementary product lines acquired in recent acquisitions, including:

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

•
products and services from the THS transaction, which include high efficiency explosion-proof gas catalytic heaters, convection heaters designed for rugged industrial applications, electric heaters engineered for industrial processes and environments, advanced gas and liquid filtration systems and highly efficient heat transfer systems for rail track and switch equipment;

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

Our turnkey business in the United States is based in Houston, Texas, Port Neches, Texas and Baton Rouge, Louisiana. During fiscal 2018, we worked on more than 310 turnkey projects, with the largest turnkey project accounting for approximately $5.4 million in revenue. Engineering and construction companies in the United States often subcontract their heat tracing projects to outside parties, including us, because of the field's highly specialized nature.

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

Thermon Heating Systems (THS) Products

In October 2017, we acquired 100% of the equity of CCI Thermal Technologies Inc. and immediately rebranded as Thermon Heating Systems, Inc. ("THS"). THS develops, designs and manufactures the following high quality and durable advanced industrial heating and filtration solutions:

•	Environmental heating (“Ruffneck” and “Catadyne”) - which provides electric or gas-powered space heating for both hazardous and non-hazardous areas;

•
Process heating (“Caloritech”) - provides a myriad of highly-engineered heating products to multiple end-markets with the purpose of heating and maintaining a process fluid at specified temperatures. Some products also serve the transportation sector with both radiant and convection-style heating;

•	Filtration (“3L Filters”) - which provides highly-specialized filtration solutions for the most stringent environments, including the nuclear industry; and

•	Transportation (“Fastrax” and “Hellfire”) - provides heating applications to both rolling stock (rail cars) and rail infrastructure (track and switch).

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

Sumac's products are designed around the "plug and play" concept and differentiated from others in the industry through unique safety features that include arc flash protection i.e., protecting users while making and breaking connections under electrical load, and offering ground fault protection. Certain products are certified to safely operate in hazardous areas such as live plant environments that process combustible chemicals and materials. Sumac's suite of products is designed to allow for quick reconfigurations of electrical power distribution panels to meet the changing needs of contractors as work moves from one phase to the next during construction and facility maintenance operations. These features help our customers save considerable time on the job site and realize significant cost savings while maintaining the highest level of safety. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings.

Manufacturing and Operations

We have ten manufacturing facilities on three continents. We manufacture the products that generate a majority of our total sales at our principal facility in San Marcos, Texas including flexible heating cables, heat tracing compound and tubing bundles. Our facilities are highly automated, which reduces labor costs. Our facilities incorporate numerous manufacturing processes that utilize computer-controlled equipment and laser technology. We maintain a ready supply of spare parts and have on-site personnel trained to repair and perform preventative maintenance on our specialized equipment, reducing the likelihood of long term interruptions at our manufacturing facilities. Our manufacturing facilities are equipped to provide us with maximum flexibility to manufacture our products efficiently and with short lead times. This in turn allows for lower inventory levels and faster responses to customer demands.

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

THS products are currently fabricated at five THS facilities in North America: Edmonton, Oakville, and Orillia in Canada, and Denver and Houston in the United States. THS maintains state of the art facilities and maintains several recognized facility certifications.

Sumac's products are currently fabricated at a facility in Fort McMurray, Alberta, Canada. Sumac's customer base has primarily been in the oil sands region of Alberta, Canada, which is a remote location. We are in the process of expanding Sumac's temporary power solution presence in the U.S. gulf-coast region with the addition of fabrication capacity at our San Marcos, Texas facility.

In 2017, we completed construction of our newest manufacturing facility in Russia, Thermon Eurasia LLC, a wholly owned indirect subsidiary has begun local production of key products in the greater Moscow region. The new production facility, approximately 20,300 square feet, focuses on manufacturing, fabrication, packaging and quality control of high-temperature self-regulating heating cables, low-temperature self-regulation heating cables, series constant watt cables, mineral insulated heating circuits, power and splice boxes, mechanical thermostats, electronic control modules, heat tracing kits and accessories, control panels and power distribution boards. The facility has helped us better serve our customers in the region through a comprehensive local suite of heat tracing products and services, including sales support, logistics, engineering, technical support, project management, and field services for electric and steam heat tracing, as well as other industrial process heating applications. We believe Russia and the adjacent Eurasian countries represent a very important and promising market opportunity for Thermon, and the new production facility is a key strategic investment. Our capital investment for the new facility was $1.0 million.

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

Distribution- Our primary distribution centers are located in San Marcos, Texas, Calgary, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. THS maintains a sufficient supply of inventoried catalog stores at all five THS locations to quickly service customers' needs. Highly customizable engineered products are primarily manufactured out of the Oakville, Canada location. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia, Mexico City, Mexico and Rio de Janeiro, Brazil. We expect to utilize warehouses that have been added through the acquisition of Sumac, IPI and Unitemp in Fort McMurray, Alberta, Canada, Port Neches, Texas and Cape Town and Johannesburg, South Africa, respectively, to store inventory for sales to existing Sumac, IPI and Unitemp customers.

In April 2015, we completed the expansion of our primary distribution center located in San Marcos, Texas at a total cost of $3.9 million including equipment. The expansion has significantly increased our storage capacity, reduced outside storage costs and consolidated warehouse operations for improved efficiencies.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2018.

Sales and Marketing

Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international electrical standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high quality process heating products. In addition, we believe that our registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

Standards and Certifications-We continually test our products to demonstrate that they can withstand harsh operating environments. Our products and associated design practices are subjected to various tests, including heat output, thermal stability and long-term aging, with the goal of producing products capable of performing at or beyond the expectations of our customers. All products are further tested and certified by various approval agencies to verify compliance with applicable industry standards.

We evaluate our products for electrical safety requirements, environmental assessments and market based assessments for the particular applications and harsh climates that Thermon services. Our products comply with national and international heat tracing industry standards such as ANSI/IEEE-515, ANSI/IEEE, 515.1, ANSI/IEEE-844, UL 508A, UL 698, UL 1030 and UL 499 in the United States, Canadian Standards Association 130.03, 72, 46, 88, 14 and 30 in Canada; and International Electrical Commission IECx 60079-30-1, IECEx 60079-30-2, IECEx 60079-0, IECEx 60079-1 and IECEx 60079-2 in international markets. We also hold many product certifications from local country approval agencies and registration bodies around the world. We actively monitor the introduction of new domestic or global standards and certifications, and pursue certifications relating to the electrical heat tracing industry.

Competition

The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is nVent Electric plc (NYSE: NVT), which was spun-off of Pentair plc (NYSE:PNR) in April 2018.

We have entered the broader industrial process heating market following the THS transaction in October 2017. The industrial process heating market, which includes industrial heat tracing, also tends to be fairly fragmented with several smaller companies serving discrete local markets with limited offerings. The primary competitors of THS vary by end-market, but generally we view nVent Electric, Nibe, Watlow and Chromalox as competitors in various areas across the spectrum of end-markets we now serve.

Industrial process heating providers differentiate themselves through value-added services, long-term customer relationship management and the ability to provide a full range of solutions. We differentiate ourselves from local providers by a global footprint, a full suite of products and services and a track record with some of the largest multinational energy, chemical processing, power and EPC companies in the world. In addition, we are almost entirely dedicated to providing thermal solutions and complementary products and services whereas some of our competitors' thermal solutions operations constitute only one of numerous operating segments.

Intellectual Property and Technology

The industrial process heating industry, as well as the complementary markets where we intend to expand, are highly competitive and subject to the introduction of innovative techniques and services using new technologies. While we have patented some of our products and processes, we historically have not relied upon patents to protect our design, manufacturing processes or products, and our patents are not material to our operations or business. Instead, we rely significantly on maintaining the confidentiality of our trade secrets, manufacturing know-how, other proprietary rights and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. We rely on registered and unregistered trademarks in the United States and abroad and have many recognized brand names.

Research and Development

Our research and development activities are focused on identifying new technologies to enhance our industrial process heating solutions through identifying opportunities to maximize product reliability and reduce the customer's total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current product development initiatives include polymer research and continued advancement of integrated control and monitoring systems. Software development activities include advanced heat tracing network monitoring communication software and engineering design software initiatives.

Employees

As of March 31, 2018, we employed approximately 1,480 persons on a full-time basis worldwide, inclusive of THS employees. We have never experienced any organized work stoppage or strike; however, approximately 2% of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

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

Suspensions and delays in large capital projects within the energy sector, especially in the United States and Canada, have adversely affected our results of operations in recent years. A sustained downturn in the energy industry, due to oil and gas prices decreasing or otherwise, could further decrease demand for some of our products and services, which would materially and adversely affect our business, financial condition and results of operations.

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

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices, which are volatile. In recent years, we have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in the United States and Canada. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could also have a significant negative impact on the market price of our common stock.

Our backlog may fluctuate and a failure to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2018 was $159.6 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

For fiscal 2018, approximately 63% of our revenues were generated outside of the United States, and approximately 32% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

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

Additional liabilities related to taxes, potential tax adjustments or changes to tax policy in foreign jurisdictions could adversely impact our financial results, financial condition and cash flow.

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
On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”). The Tax Act included significant changes to existing U.S. tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions. We have estimated the Transition Tax as of March 31, 2018. The estimated tax is subject to further research with regard to foreign earnings and available tax credits and is therefore held as provisional per the Securities and Exchange Commission's Staff Accounting Bulletin 118. Adjustments to estimated Transition Tax could impact our results of operations, financial condition and cash flow.
Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we have reevaluated our former permanent reinvestment position. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  Any changes made by foreign jurisdictions to their respective withholding rates could materially impact our results of operations, financial condition and cash flow.

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

We operate in competitive domestic and international markets and compete with highly competitive domestic and international manufacturers and service providers. The fragmented nature of the industrial electric heat tracing industry and the similarly fragmented nature of the industrial process heating industry makes the market for our products and services highly competitive. A number of our direct and indirect competitors are major multinational corporations, some of which have substantially greater technical, financial and marketing resources than us, and additional competitors may enter these markets. In addition, we compete against many regional and lower-cost manufacturers. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, adapt more quickly than we do to new technologies or evolving customer requirements, or attempt to compete based primarily on price, localized expertise and local relationships. If we are unable to continue to differentiate our products and services or if we experience an increase in competition, it may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced sales and earnings.

Currency fluctuations and the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We derived approximately 5%, 8% and 7% of our revenue from our subsidiary incorporated in Russia in the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, and operations could be materially adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results.

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

    Our Sumac operations are located in Fort McMurray, Alberta, Canada. Beginning on May 3, 2016, a forest fire swept through the town of Fort McMurray and the surrounding area causing significant damage to homes and businesses. None of Thermon's personnel located in Fort McMurray were injured nor were our facilities damaged. However, the entire city of Fort McMurray, including all of our staff, was evacuated for a period of approximately four weeks. We incurred temporary relocation costs of $21,000 for our employees as well as business interruption costs. As a result of the crisis at Fort McMurray, many of the nearby oil sands region facilities ceased operations for approximately one month. This shut down adversely impacted Thermon's core thermal solutions business and Sumac's equipment rental and sales business during fiscal 2017.
Interruptions in production, in particular at our manufacturing facilities in San Marcos, Texas, or Calgary, Edmonton, Oakville or Orillia, Canada, at which we manufacture the majority of our products, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance.

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

We have limited experience in acquiring or integrating other businesses or making investments or undertaking joint ventures with others. It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges. During fiscal 2016, we impaired $1.7 million of goodwill and other intangible assets related to the Unitemp acquisition as our expectations of future revenue and profitability were below those estimated at the time of the acquisition.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations or cash flows.

We may not be able to effectively manage our exchange rate and/or currency transaction risks. Volatility in currency exchange rates may decrease our revenue and profitability, adversely affect our liquidity and impair our financial condition. While we have entered into hedging instruments to manage our exchange rate risk as it relates to certain intercompany balances with certain of our foreign subsidiaries, these hedging activities we have entered into do not eliminate this exchange rate risk, nor do they reduce risk associated with total foreign sales.

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. Although the value of the U.S. Dollar weakened in relation to the principal non-U.S. currencies from which we derive revenue, which positively impacted revenue by $7.9 million in fiscal 2018, the relative strengthening of the U.S. Dollar negatively impacted revenue by $1.3 million in fiscal 2017, and any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthens relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.

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

We test goodwill and indefinite-life intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2018, our goodwill and other intangible assets balance was $362 million, which represented 55% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. For example, we recognized a pre-tax, non-cash impairment charge of $1.7 million for the year ended March 31, 2016 related to the goodwill and other intangible assets of Unitemp. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

Our dependence on subcontractors and third-party suppliers could adversely affect our results of operations.

We often rely on third-party subcontractors as well as third-party suppliers and manufacturers to complete our projects. To the extent we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

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

We have substantial indebtedness. At March 31, 2018, we had $225.0 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

Our international operations and non-U.S. subsidiaries are subject to a variety of complex and continually changing laws and regulations and, in particular, export control regulations or sanctions.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. Under the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These regulations require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We are required to perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Significant developments arising from recent U.S. Government proposals concerning tariffs and other economic proposals could have a material adverse effect on us.

As a result of recent changes to U.S. administration policy and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade that could include significant increases in tariffs on goods. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell our products, and any negative sentiment towards the United States as a result of such changes, could adversely affect our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal executive offices are located at 100 Thermon Drive, San Marcos, Texas. . A summary of our physical properties as of March 31, 2018 follows in the table below. We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. We have manufacturing facilities in the United States, Canada, Europe and India. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards.

Location	Country	Function	Owned/Leased
Corporate Headquarters San Marcos ,TX	United States	Manufacturing, fabrication, sales, engineering, marketing, research and development, warehouse and corporate headquarters	Owned
Houston, TX	United States	Fabrication, engineering and sales	Leased
Baton Rouge, LA	United States	Sales, engineering and warehouse	Owned
Port Neches, TX	United States	Sales and warehouse	Leased

Houston, TX	United States	Manufacturing, fabrication, sales and warehouse	Leased
Denver, CO	United States	Manufacturing, fabrication, sales and warehouse	Owned
Edmonton, AB	Canada	Manufacturing, fabrication, sales and warehouse	Owned
Oakville, ON	Canada	Manufacturing, fabrication, sales, engineering and warehouse	Owned
Orillia, ON	Canada	Manufacturing, fabrication, sales and warehouse	Owned
Office: Calgary, AB	Canada	Fabrication, sales, engineering and warehouse	Leased
MI Plant: Calgary, AB	Canada	Manufacturing, fabrication and warehouse	Leased
Edmonton, AB	Canada	Sales and warehouse	Leased
Fort McMurray, AB	Canada	Fabrication, sales and warehouse	Leased
Office: Calgary, AB	Canada	Fabrication, sales, engineering and warehouse	Leased
Mexico City	Mexico	Sales and engineering	Leased
Rio de Janeiro	Brazil	Sales, engineering and warehouse	Leased
Pijnacker	Netherlands	Manufacturing, fabrication, sales, engineering, warehouse, marketing and European headquarters	Owned
Pijnacker	Netherlands	Warehouse	Leased
Moscow	Russia	Sales and engineering	Leased
Moscow	Russia	Manufacturing, fabrication and warehouse	Leased
Paris	France	Sales and engineering	Leased
Gateshead, Tyne & Wear	United Kingdom	Sales, engineering and warehouse	Leased
Bergisch Gladbach	Germany	Sales and engineering	Leased
Cape Town	South Africa	Sales, engineering, fabrication and warehouse	Leased
Johannesburg	South Africa	Sales and warehouse	Leased
Manama	Bahrain	Sales and engineering	Leased
Shanghai	China	Sales and engineering	Leased
Shanghai	China	Warehouse	Leased
Shanghai	China	Warehouse	Leased
Beijing	China	Sales and engineering	Leased
Mumbai	India	Sales and engineering	Leased
Koregon Bhima, Pune	India	Manufacturing, fabrication and warehouse	Owned
Noida	India	Engineering	Leased
Caringbah, New South Wales	Australia	Sales	Leased
Bayswater, Victoria	Australia	Fabrication, sales, engineering and warehouse	Owned
Kuala Lumpur	Malaysia	Sales and engineering	Leased
Singapore	Singapore	Sales	Leased
Yokohama	Japan	Sales and engineering	Leased
Seoul	South Korea	Sales and engineering	Leased
Seoul	South Korea	Warehouse	Leased

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, see Note 13, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the NYSE under the symbol "THR." The following table sets forth for each period indicated the reported high and low sales prices for the common stock of the Company on the NYSE.

	Thermon Common Stock
	High	Low	Dividends Paid
For the quarterly period ended:
June 30, 2016	$21.87	$16.87	—
September 30, 2016	$21.11	$16.66	—
December 31, 2016	$21.20	$16.50	—
March 31, 2017	$21.48	$18.33	—
For the quarterly period ended:
June 30, 2017	$21.39	$17.60	—
September 30, 2017	$19.61	$15.74	—
December 31, 2017	$26.50	$17.89	—
March 31, 2018	$24.93	$21.24	—
For the quarterly period ended:
June 30, 2018 (Through May 29, 2018)	$24.83	$21.74	—
On May 29, 2018, the closing sale price of our common stock, as reported by the NYSE, was $23.12. As of May 29, 2018, there were approximately 15 holders of our common stock of record.

Stock Performance

The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, (ii) the Russell 3000 Index (iii) the Russell 2000 Global Index, (iv) a peer group selected by the Company and (v) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. Our peer group was selected in good faith and is comprised of manufacturing companies who compete in similar industries and possess similar sales and market capitalizations. The returns of each company in the peer group have been weighted according to market capitalization. The plotted points in the line graph are based on the closing price on the last trading date of the fiscal year. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2013 (the last day of fiscal 2013), and assumes the reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future price performance.

Pursuant to SEC rules, our stock performance line graph and table must include both a broad market equity index and a published industry or line-of-business index (or a self-constructed peer index) in addition to our common stock. The rules also require that if a registrant selects a different index from an index used in the immediately preceding fiscal year, the registrant must (i) explain the reason for the change and (ii) compare the registrant’s total return to that of both the newly selected index and the index used in the immediately preceding fiscal year. With respect to the broad market equity index, we have used and will continue to the Russell 2000 Index; however, we will no longer include the Russell 3000 Index and Russell 2000 Global Index. The reason we are making the change is that we are one of the companies that comprises the Russell 2000 Index, and the Russell 2000 Index generally includes companies with more comparable market capitalization to us (compared to the Russell 3000 Index and the Russell 2000 Global Index). Additionally, going forward we will also use the S&P SmallCap 600 - Capped Energy Index as we believe it is more reflective of the cyclical nature of the markets we serve while also used to measure performance for executive compensation purposes. Pursuant to SEC rules, for this stock performance line graph and table we have included a comparison of our cumulative total return to both the selected indices ((i) the Russell 2000 Index, (ii) a peer group selected by the Company and (iii) the S&P SmallCap 600 - Capped Energy Index) and the discontinued indices ((i) the Russell 3000 Index and (ii) the Russell 200 Global Index).

	March 31, 2013	March 31, 2014	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018
Thermon Group Holdings, Inc.	$100.00	$104.37	$108.37	$79.06	$93.83	$100.90
iShares Russell 3000 Index	$100.00	$124.51	$139.28	$138.45	$162.64	$184.31
iShares Russell 2000 Index	$100.00	$124.92	$135.13	$121.88	$123.80	$171.80
Russell Global Index	$100.00	$115.69	$117.34	$95.98	$109.37	$123.32
Peer Group (a)	$100.00	$109.66	$96.19	$107.74	$152.78	$149.77
S&P 600 Small Cap 600 Energy	$100.00	$131.44	$72.18	$38.04	$46.99	$36.06

(a) Our peer group is comprised of the following publicly traded companies, which we selected in good faith on the basis of being manufacturing companies that compete in similar industries and have comparable sales and market capitalizations as Thermon: Ampco-Pittsburgh Corp. (AP), AAON Inc. (AAON), Flotek Industries Inc. (FTK), Gorman-Rupp Co. (GRC), Advanced Energy Industries Inc. (AEIS), Allied Motion Technologies, Inc. (AMOT), ESCO Technologies Inc. (ESE), Aspen Aerogels, Inc. (ASPN), Badger Meter, Inc. (BMI), DMC Global, Inc. (BOOM), Brooks Automation, Inc. (BRKS), Cohu, Inc. (COHU), Hurco Companies, Inc. (HURC), Lydall, Inc. (LDL), MFRI, Inc. (MFRI), and Powell Industries Inc. (POWL).

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

Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information." See also Note 14, "Stock-Based Compensation Expense" to our consolidated financial statements included elsewhere in this annual report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2018 ("fiscal 2018"), March 31, 2017 ("fiscal 2017"), March 31, 2016 ("fiscal 2016"), March 31, 2015 ("fiscal 2015") and March 31, 2014 ("fiscal 2014"). The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2018 and 2017 and for fiscal 2018, fiscal 2017 and fiscal 2016, which are contained in Item 8 elsewhere in this annual report.

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$308,609	$264,130	$281,928	$308,578	$277,323
Cost of sales	164,798	152,199	150,613	153,874	142,153
Gross profit	$143,811	$111,931	$131,315	$154,704	$135,170
Operating expenses:
Marketing, general and administrative and engineering	94,615	77,715	80,729	76,868	65,463
Amortization of intangible assets	16,458	11,772	12,112	10,775	11,090
Impairment of intangible assets and goodwill (1)	—	—	1,713	—	—
Income from operations	$32,738	$22,444	$36,761	$67,061	$58,617
Interest income	606	566	423	460	246
Interest expense (2)	(9,360)	(3,518)	(4,142)	(4,565)	(10,019)
Loss on retirement of debt	—	—	—	—	(15,485)
Other expense (3)	(5,595)	(410)	(676)	(394)	(596)
Income from continuing operations before provision for income taxes	$18,389	$19,082	$32,366	$62,562	$32,763
Income tax expense	5,170	4,098	8,716	13,176	6,964
Net income	$13,219	$14,984	$23,650	$49,386	$25,799
Income attributable to non-controlling interests	1,306	343	641	—	—
Net income available to Thermon Group Holdings, Inc.	$11,913	$14,641	$23,009	$49,386	$25,799
Net income per common share:
Basic	0.37	$0.45	$0.72	$1.54	$0.82
Diluted	0.36	0.45	0.71	1.52	0.80
Weighted-average shares used in
computing net income per
common share (thousands)
Basic	32,424	32,302	32,177	32,027	31,595
Diluted	32,797	32,633	32,593	32,407	32,154

Cash dividends per share	—	—	—	—	—

Other Financial and Operating Data:
Capital expenditures	9,072	8,370	12,581	6,075	3,367
Backlog at end of period (4)	159,624	106,880	81,242	75,745	84,840

	At March 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,879	$42,842	$84,570	$93,774	$72,640
Accounts receivable, net	94,411	63,719	57,432	60,441	52,578
Inventory, net	63,829	34,020	40,645	41,008	37,316
Total assets	662,477	454,080	468,677	449,757	442,180
Total debt, principal amount	225,000	81,000	94,500	108,000	121,500
Deferred debt issuance costs	7,967	524	888	1,217	1,351
Total debt, net of deferred debt issuance costs	217,033	80,476	93,612	106,783	120,149
Total equity	340,853	312,502	298,701	271,766	250,466

(1)	During fiscal 2016, the European segment's financial results were negatively impacted by a $1.7 million impairment charge to Unitemp's goodwill and other intangible assets.

(2)
Interest expense in fiscal 2018 includes a $0.4 million acceleration of amortization of unamortized deferred debt costs related to the retirement of the term loan A and a $0.9 million acceleration of amortization of deferred debt charges in connection with the unscheduled repayment of $25.0 million on the term loan B. Interest expense for fiscal 2016 included a $0.3 million acceleration of amortization of our deferred debt issuance costs in connection with the second amendment to our prior credit agreement and $0.4 million of additional amortized deferred debt issuance costs. Interest expense for fiscal 2014 included a $4.0 million acceleration of amortization on our deferred debt issuance costs related to the redemption of all $118.1 million of aggregate principal amount of our 9.5% senior secured notes and an additional $0.6 million of amortized deferred debt issuance costs.

(3)
Other expense in fiscal 2018 includes a foreign currency transaction loss of $3.3 million in connection with the option contract entered into to secure the CCI acquisition purchase price, and a $2.3 million loss related to a derivative contract to hedge a $112.8 million long-term intercompany loan between Canada and the United States for the CCI acquisition.

(4)	Represents the future revenue attributable to signed, but unperformed, purchase orders that set forth specific revenue amounts at the end of the applicable period.

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

Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2018, approximately 63% of our revenues were generated outside of the United States. Since March 2015, we have acquired four companies (THS, Unitemp, Sumac and IPI), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, THS offers a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenue by customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenue by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. THS has been excluded from the Greenfield and MRO/UE calculations. Most of THS's revenue would be classified as MRO/UE under these definitions.

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2018 was $159.6 million, inclusive of $31.7 million for THS, as compared to $106.9 million at March 31, 2017. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have experienced particular cyclicality in capital spending for new facilities in Canada, Eastern Europe and the Middle East. Revenues derived from Europe, including the Middle East and Africa, accounted for 22%, 27% and 23% of our total revenue during fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and revenue derived from the Canada segment accounted for 31%, 16% and 20% of our total revenue during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  In fiscal 2018, our Canadian operations experienced a revenue increase of 126.3% as compared to fiscal 2017 due to an increase in MRO/UE demand and the THS transaction. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have completed four acquisitions: THS, Unitemp, Sumac and IPI. See Note 3. "Acquisitions" to our consolidated financial statements and accompanying notes thereto included below in Item 8. Financial Statements and Supplementary Data of this annual report for information on these acquisitions.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,*
	2018	2017	2016
Greenfield	37%	39%	34%
MRO/UE	63%	61%	66%

*THS has been excluded from the table above. Most of THS's revenue would be classified as MRO/UE under the current definitions.

We believe that our analysis of Greenfield and MRO/UE is an important measure to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new contracts as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years.

For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenue associated with such order than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services than MRO/UE orders, and often require us to purchase materials from third party vendors. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenue. For fiscal 2018, MRO/UE sales comprised approximately 63% of our consolidated revenues (excluding THS).

Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues for the legacy heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Events-Acquisition of CCI Thermal Technologies Inc. On October 30, 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies, Inc. and certain related real estate assets for $262.0 million CAD (approximately $204.2 million USD at the exchange rate as of October 30, 2017) in cash. Such subsidiary and CCI Thermal Technologies, Inc. amalgamated immediately after the closing of the acquisition to form THS, an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. The THS transaction was funded in part by a new $250.0 million senior secured term loan B facility that was consummated on October 30, 2017.
Recent Developments-Canadian and United States operations. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year.
In prior years, we experienced sizable declines in revenue and operating results within our Canadian operations, and considered such to be an indication of potential goodwill and intangible asset impairment. These declines in operating results principally resulted from lower crude oil prices, which had a significant adverse impact on capital spending in Canada. During fiscal 2018, we have experienced increased revenue and operating results in Canada, and project continued growth. Accordingly, during the fourth quarter of fiscal 2018, we did not conclude a triggering event existed within our Canadian reporting unit requiring further analysis. We will continue to evaluate our Canadian operations and assess on a quarterly basis whether it is more likely than not that the fair value of the Canadian reporting unit is less than its carrying amount.
Similarly, based upon our qualitative analysis, we have not determined that it is more likely than not that the fair value of our U.S. reporting unit is less than its carrying amount; however, we have experienced losses in the U.S. during fiscal 2018. If changes in estimates and assumptions used to determine whether impairment exists, or if we experience future declines in actual and forecasted operating results and/or market conditions in the United States, we may be required to reevaluate the fair value of our United States reporting unit, which could ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods.
Results of Operations

The following table sets forth data from our statements of operations as a percentage of sales for the periods indicated.

	Fiscal Year Ended March 31,
	2018		2017		2016
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$308,609	100%	$264,130	100%	$281,928	100%
Cost of sales	164,798	53	152,199	58	150,613	53
Gross profit	$143,811	47%	$111,931	42%	$131,315	47%
Operating Expenses:
Marketing, general, and administrative and engineering	91,096	30%	74,313	28%	71,274	25%
Acquisition related contingent consideration accounted for as compensation (1)	—	—	—	—	5,706	2
Stock compensation expense	3,519	1	3,402	1	3,749	1
Amortization of intangible assets	16,458	5	11,772	4	12,112	4
Impairment of intangible assets and goodwill (2)	—	—	—	—	1,713	1
Income from operations	$32,738	11%	$22,444	8%	$36,761	13%
Interest expense, net (3)	(8,754)	(3)	(2,952)	(1)	(3,719)	(1)
Other expense (4)	(5,595)	(2)	(410)	—	(676)	—
Income before provision for income taxes	$18,389	6%	$19,082	7%	$32,366	11%
Income tax expense	5,170	2	4,098	2	8,716	3
Net income	$13,219	4%	$14,984	6%	$23,650	8%
Income attributable to non-controlling interest (5)	1,306	—%	343	—%	641	—%
Net income available to Thermon Group Holdings, Inc.	$11,913	4%	$14,641	6%	$23,009	8%

(1)
As part of the Sumac transaction, we issued the sellers a $5.9 million non-interest bearing note ("performance note") that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7.5 million CAD subject to the achievement of certain performance metrics during the twelve month period ended April 1, 2016. The terms of the performance-based note assume the continued employment of Sumac's principals and, as a result, the performance note payment is accounted for as compensation expense. The performance note was settled during the first quarter of fiscal 2017 for $5.8 million.

(2)	During fiscal 2016, the European segment's financial results were negatively impacted by a $1.7 million impairment charge to Unitemp's goodwill and other intangible assets.

(3)
Interest expense in fiscal 2018 includes a $0.4 million acceleration of amortization of unamortized deferred debt costs related to the retirement of the term loan A and a $0.9 million acceleration of amortization of deferred debt charges in connection with the unscheduled repayment of $25.0 million on the term loan B. Interest expense for fiscal 2016 included a $0.3 million acceleration of amortization of our deferred debt issuance costs in connection with the second amendment to our prior credit agreement and, during the same period, we incurred an additional $0.4 million in amortized debt issuance costs. Further reductions in our fiscal 2017 and fiscal 2016 interest expense were due to the difference in interest rates on our term loan that carried an interest rate that ranged from 2.87% to 3.62% after giving effect to our interest rate swaps and the interest rate reductions realized from the first and second amendments to our prior credit agreement.

(4)
Other expense in fiscal 2018 includes a foreign currency transaction loss of $3.3 million in connection with the option contract entered into to secure the CCI acquisition purchase price, and a $2.3 million loss related to a derivative contract to hedge a $112.8 million long-term intercompany loan between Canada and the United States related to the CCI acquisition.

(5)
Represents a 25% equity interest in Sumac retained by former sellers. See Note 19. "Subsequent Events" to our consolidated financial statements included in Item 8 of this annual report for further discussion in connection with decrease in retained Sumac equity interest subsequent to March 31, 2018.

Year Ended March 31, 2018 ("Fiscal 2018") Compared to the Year Ended March 31, 2017 ("Fiscal 2017")

Revenue. Revenue for fiscal 2018 were $308.6 million, compared to $264.1 million for fiscal 2017, an increase of $44.5 million, or 17%. The increase in revenue is mostly due to the THS transaction, which contributed $41.0 million of additional revenue for fiscal 2018. Our sales mix (excluding THS) in fiscal 2018 was 37% Greenfield and 63% MRO/UE compared to 39% Greenfield and 61% MRO/UE in fiscal 2017. Greenfield revenue is historically at or near 40% of our total revenue. Although our order rates were higher in fiscal 2018 and backlog grew, fiscal 2018 revenue (excluding THS) was relatively flat due to customer delays on Greenfield projects.

Fiscal 2018 revenue declined in all geographic regions with the exception of Canada which increased by $52.7 million or 126% as compared to fiscal 2017. Within our Canada segment, we saw increased demand for MRO/UE and improvement in the overall market conditions within the Canadian region. Fiscal 2018 revenue in the United States declined $5.2 million or 4%. United States revenue continues to be impacted by Greenfield project timing and delays. The United States decline was partially offset by our acquisition of THS, which contributed $4.7 million of the overall United States revenue. Fiscal 2018 revenue in Europe declined by $2.8 million or 4%. Our Asia segment revenue declined by $0.2 million or 1% in fiscal 2018 as compared to fiscal 2017. Revenue reductions in Asia and Europe were mostly attributable to project delays by our customers.

Gross profit and margin. Gross profit totaled $143.8 million in fiscal 2018, compared to $111.9 million in fiscal 2017, an increase of $31.9 million, or 28%. The increase in gross profit is due to the increase in revenue and an increase in our gross margin percentage. Gross margins increased from 42% in fiscal 2017 to 47% in fiscal 2018. Our fiscal 2018 gross margins were within our expected gross margin historical range of 45%-50%, whereas our fiscal 2017 gross margins were below this range. Our fiscal 2017 gross margins were negatively impacted by an unfavorable product mix with a higher concentration of Greenfield revenue. Our gross margin percentage in fiscal 2018 has been positively impacted by better sales mix within our MRO/UE sales as well as better pricing and project execution within our Greenfield sales. Our MRO sales include the greatest concentration of sales of our higher margin heat tracing cable. Greenfield revenue generally has lower gross margins than our MRO revenue due to a higher mix of third-party manufactured products and installation labor related costs. Based on our existing definition of Greenfield and MRO/UE, substantially all of THS sales in fiscal 2018 would be classified as MRO/UE.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $91.1 million in fiscal 2018, compared to $74.3 million in fiscal 2017, an increase of $16.8 million, or 23%. As a percentage of total revenue, marketing, general and administrative and engineering costs were 29.5% and 28.1% in fiscal 2018 and fiscal 2017, respectively. The increase in fiscal 2018 marketing, general and administrative and engineering costs is primarily attributable to the THS transaction. In fiscal 2018, the five months of operations of THS contributed $7.4 million of marketing, general and administrative and engineering expense, and we incurred increases in legal, audit and professional fees of $4.1 million related to the THS transaction. Depreciation increased $1.5 million with the addition of our upgraded enterprise resource planning (ERP) systems that was placed in service as well as additional capital investment for our Sumac business unit. Additionally, our accrual for annual incentive was $4.3 million higher in fiscal 2018 than fiscal 2017. These increases were offset in part by a $1.5 million decrease in salaries and benefits in fiscal 2018 as compared to fiscal 2017 due to reductions in staffing primarily in the United States.

Stock compensation expense. Stock compensation expense increased $0.1 million in fiscal 2018 over fiscal 2017.

Amortization of intangible assets. Amortization of intangible assets was $16.5 million in fiscal 2018 and $11.8 million in fiscal 2017. The increase in amortization expense is attributable to the acquired intangible assets of THS, which accounted for $4.4 million in amortization in fiscal 2018.

Interest expense, net. Interest expense, net totaled $8.8 million in fiscal 2018, compared to $3.0 million in fiscal 2017, an increase of $5.8 million. Interest expense on outstanding principal of long-term debt increased $3.8 million in fiscal 2018 as compared to fiscal 2017 due to our new $250.0 million senior secured term loan B credit facility incurred to finance in part the THS acquisition (see Note 10, "Long-Term Debt", for additional information on our long-term debt). Our interest expense includes the amortization of debt issuance costs in fiscal 2018. We expensed $0.4 million of unamortized debt issuance costs on the retirement of our former credit facility indebtedness. In addition, we incurred an additional $0.9 million of accelerated amortization in fiscal 2018 related to an unscheduled $25.0 million principal prepayment on the senior secured term loan B credit facility. At March 31, 2018, we had $225.0 million principal outstanding with variable rate interest of approximately 6%.

Other expense. Other expense was $5.6 million in fiscal 2018, compared to $0.4 million in fiscal 2017, an increase of $5.2 million. During fiscal 2018, we recorded approximately $5.6 million of foreign exchange losses related to the THS acquisition, compared to $0.4 million of foreign currency transaction losses in fiscal 2017. The one-time foreign currency related losses include $3.3 million on a $200.0 million CAD option contract to hedge part of the THS acquisition purchase price and $2.3 million related to a derivative contract to hedge a $112.8 million long term intercompany loan between Canada and the United States for the THS acquisition (see Note 2, "Fair Value Measurements", for additional information on the Acquisition Foreign Exchange Option and the Cross Currency Swap).

In fiscal 2017, we recognized a gain of $0.2 million from sales of land and buildings which we were not utilizing.

Income taxes. Income tax expense was $5.2 million in fiscal 2018, on pre-tax net income of $18.4 million compared to income tax expense of $4.1 million in fiscal 2017 on pre-tax net income of $19.1 million, an increase of $1.1 million. Our effective tax rates were 28.1% in fiscal 2018 and 21.5% in fiscal 2017. Our tax expense included discrete tax expense totaling $0.5 million in fiscal 2018 and a tax benefit of $0.6 fiscal 2017, respectively. Excluding these discrete events, our effective tax rate would have been 25.6% and 24.4% in fiscal 2018 and fiscal 2017, respectively.

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions. We estimate that $5.7 million is payable to the United States Treasury in transition taxes over the next eight years. After accounting for the reduction of certain non-cash tax liabilities, the net impact to our tax provision for the effects of the Tax Act was $0.8 million expense for fiscal 2018. See Note 16, "Income Taxes," to our consolidated financial statements, included elsewhere in this annual report, for further detail on income taxes.

We are in the process of evaluating the impact of the Tax Act to our expected tax rate in fiscal 2019. While the statutory U.S. corporate tax rate has decreased, we have also increased our interest expense in the United States in connection with the THS transaction, which reduces taxable income. As a result, we currently expect our fiscal 2019 effective tax rate to be similar to our fiscal 2018 rate after discrete events.

Net income available to Thermon Group Holdings, Inc. Net income available to the Company, after non-controlling interest, was $11.9 million in fiscal 2018 as compared to $14.6 million in fiscal 2017, a decrease of $2.7 million or 19%. The decrease in fiscal 2018 net income is primarily due to a $16.8 million increase in marketing, general and administrative and engineering expense primarily due to the THS operations and THS acquisition-related expenses. In addition, in fiscal 2018, THS-acquired intangible assets contributed $4.4 million in increased amortization expense, and we experienced increases in interest expense, net and other expense of $5.8 million and $5.2 million, respectively, primarily due to interest expense on our new credit facility indebtedness and losses on foreign currency related hedges we entered into in fiscal 2018, respectively. These decreases were offset in part by a $31.9 million increase in gross profit and $1.0 million increase in income attributable to non-controlling interests due to an increase in Sumac's net income.

Year Ended March 31, 2017 ("Fiscal 2017") Compared to the Year Ended March 31, 2016 ("Fiscal 2016")

Revenue. Revenue for fiscal 2017 were $264.1 million, compared to $281.9 million for fiscal 2016, a decrease of $17.8 million, or 6%, mostly attributable to decreases in Canada, the United States and Asia, offset in part by increased sales in Europe. Our sales mix in fiscal 2017 was 39% Greenfield and 61% MRO/UE compared to 34% Greenfield and 66% MRO/UE in fiscal 2016.

In fiscal 2017, revenue grew in our Europe segment and declined in our Canada, United States and Asia segments. We are experiencing continued pricing pressure within most industries we serve. While there have been some recent increases in the price of oil, we are experiencing a continued deferral of capital and maintenance spending from our customers, particularly in the United States and Canada. Europe has been the recent exception to this trend. Fiscal 2017 revenue increased by $5.8 million in our Europe segment or 9% as compared to fiscal 2016. Within our Europe segment, we are beginning to see increased demand in the downstream energy market, particularly in Russia, Eastern Europe and the Middle East. Fiscal 2017 revenue in Canada declined $15.2 million or 27%. Canadian revenue continues to be impacted by low crude oil prices, which has resulted in the postponement or suspension of upstream exploration and production projects, particularly in the Canadian oil sands region, where the cost to extract oil is high. To a lesser degree, our fiscal 2017 Canada segment's revenues were also negatively impacted by the evacuation of Fort McMurray and the related suspension of oil sands facility projects. Fiscal 2017 revenue in the United States declined by $6.2 million or 5%. Our IPI business contributed revenue of $12.9 million and $8.9 million in revenue in fiscal 2017 and fiscal 2016, respectively, representing an increase of $4.0 million. We acquired IPI on July 31, 2015; therefore, fiscal 2016 only contains nine months of IPI revenue, whereas fiscal 2017 contains twelve months of IPI revenue. Within the United States segment, excluding IPI, our revenue declined $10.3 million or 9% in fiscal 2017 as compared to fiscal 2016. Greenfield and upgrade and expansion (“UE”) demand in the U.S. gulf coast region remains relatively strong. However, we have encountered weakening demand in MRO sales related to the cycle of deferred maintenance spending we see in North America. Our Asia segment revenue declined by $2.1 million or 6% in fiscal 2017 as compared to fiscal 2016, which is primarily attributable to a slow fourth quarter due to customer project timing.

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

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $74.3 million in fiscal 2017, compared to $71.3 million in fiscal 2016, an increase of $3.0 million, or 4%. As a percentage of total revenue, marketing, general and administrative and engineering costs were 28.1% and 25.3% in fiscal 2017 and fiscal 2016, respectively. In fiscal 2017, depreciation expense increased by $1.4 million over fiscal 2016 attributable to increased capital expenditures of $12.6 million in fiscal 2016. Fiscal 2017 contains four additional months of on-going expenses from our IPI business that we acquired on July 31, 2015. As a result, fiscal 2017 reflects approximately $1.0 million of additional marketing, general and administrative and engineering expense attributable to IPI.  Additionally we noted an increase in our incentive bonus of $0.3 million in fiscal 2017 due to reporting units achieving their business goals, with the remaining increase attributable mostly to higher salary and benefit costs.

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

Impairment of intangible assets and goodwill. During fiscal 2016 Unitemp received notice that a distribution partner intended to end its relationship with the Company. Due to the forecasted revenue loss, as well as the fact Unitemp's financial performance was below our forecast used at the acquisition date, we performed an impairment analysis. Based on the results of our impairment analysis it was determined the implied fair value of goodwill and the fair value of certain acquired intangible assets were below the assets carrying value. As a result of our assessment we impaired $1.2 million of goodwill and $0.5 million of intangibles assets related to the Unitemp acquisition. The Company determined that there were no impairments to goodwill or intangible assets in fiscal 2017.

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

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our significant contractual payment obligations as of March 31, 2018 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Variable rate term loan (1)	$225,000	$2,500	$5,000	$5,000	$212,500
Interest payments on variable rate term loan (2)	69,939	10,965	21,593	21,072	16,309
Operating lease obligations (3)	11,946	3,152	4,222	2,718	1,854
Information technology services agreements (4)	1,010	902	87	21	—
Total	$307,895	$17,519	$30,902	$28,811	$230,663

(1)
Consists of quarterly scheduled principal payments commencing April 1, 2018 under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $208.8 million due at maturity in October 2024. Please see Note 10, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.

(2)	Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of March 31, 2018.

(3)
We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.

(4)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies. We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2018, we had in place standby letters of credit, bank guarantees and performance bonds totaling $20.4 million to back our various customer contracts. Our Indian subsidiary also has $5.6 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures debt service needs and potential future acquisitions. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. At March 31, 2018, outstanding principal under the term loan B facility was $225.0 million.

Cash and cash equivalents. At March 31, 2018, we had $33.9 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $7.4 million, or 22%, of these amounts were held in domestic accounts with various institutions and approximately $26.5 million, or 78%, of these amounts were held in accounts outside of the United States with various financial institutions.

Investments. At March 31, 2018, we had $1.0 million in investments. The investments have maturities that range from 90 days to one year. The investments are primarily in held in foreign accounts with various financial institutions.
Senior secured credit facility. See Note 10, “Long-Term Debt—Senior Secured Credit Facility” to our consolidated financial statements and accompanying notes thereto included in Item 8 below of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 2. At March 31, 2018, we had no outstanding borrowings under our revolving credit facility and $55.4 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $4.6 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of March 31, 2018, we had $225.0 million of outstanding principal on our term loan B facility. Commencing April 1, 2018, we will be required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $208.8 million due at maturity of the term loan in October 2024. In the fourth quarter of fiscal 2018, we made an optional debt prepayment of principal on the term loan B of $25.0 million. From time to time, we may choose to make unscheduled and additional repayments of principal on the term loan B based on available cash flows.
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

Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of March 31, 2018, we were in compliance with all financial covenants of the credit facility.

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

Repatriation considerations. Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we have reevaluated our current indefinite assertions. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions. Any changes made by foreign jurisdictions to their respective withholding rates could impact future tax expense and cash flow.

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

In fiscal 2018, we invested $10.0 million in capital expenditures. Sumac purchased $4.6 million in property, plant and equipment, primarily related to leased equipment, of which $0.9 million was sold to customers. We invested $1.4 million in the implementation of our enterprise resource planning (ERP) software and an additional $0.8 million related to upgrading our external website and other internally developed software. The remaining $3.2 million represents our annual investments in technology, furniture and fixture replacements, and capital maintenance. Going forward, we expect to invest approximately $9.0 million in fiscal 2019, including $3.4 million of investments in equipment used in our manufacturing facilities, and $0.9 million in land and building improvements. We estimate we will incur approximately $0.8 million related to our multi-year ERP upgrade, which we estimate will be complete in fiscal 2020, and $0.5 million related to the ongoing website upgrade in fiscal 2019. The remaining amount primarily relates to investments in computers and technology equipment to support our business. We will continue to invest in building portable power solutions used as rentals by our Sumac business based on market demand.

Year Ended March 31, 2018 ("Fiscal 2018") Compared to the Year Ended March 31, 2017 ("Fiscal 2017")

Net cash provided by operating activities totaled $21.9 million for fiscal 2018 compared to $26.4 million for fiscal 2017, a decrease of $4.5 million. Our net income decreased from $15.0 million in fiscal 2017 to $13.2 million in fiscal 2018, a decrease of $1.8 million. Non-cash reconciling items such as depreciation and amortization, stock compensation expense, changes in deferred taxes and other non-cash charges were $20.3 million and $18.4 million in fiscal 2018 and fiscal 2017, respectively.  Additionally, in fiscal 2018 working capital accounts were a use of cash of $4.6 million.

In fiscal 2018 our working capital assets increased representing a use of cash of $31.6 million, and in fiscal 2017 our working capital assets decreased representing a source of cash of $3.4 million. The comparative increase in the fiscal 2018 use of cash of $35.0 million is primarily the result of an increase, or use of cash, in accounts receivable, inventory and costs in excess of billings of $8.6 million, $15.6 million and $8.7 million, respectively. The increase in accounts receivable is primarily attributable to the increase in revenue in fiscal 2018. The increase in inventory is due to higher revenue and for the build-up of inventory for future periods and the increase in costs in excess of billing is related to the timing for billings on our turnkey projects. Our combined balances of accounts payable, accrued liabilities and other non-current liabilities were a source of cash of $16.0 million in fiscal 2018, and a use of cash of $7.8 million in fiscal 2017. The increase in accounts payable, accrued liabilities and other non-current liabilities is primarily attributable to vendor payment timing and an increase in accrued short-term incentives. Changes in our income taxes payable balances represented a source of cash of $4.0 million in fiscal 2018 and a $2.5 million use of cash in fiscal 2017.

Net cash used in investing activities totaled $166.5 million for fiscal 2018 compared to $52.0 million for fiscal 2017, an increase of $114.5 million. In fiscal 2018, we acquired THS which resulted in a use of cash of $202.7 million. Partially offsetting cash used to fund the THS acquisition was a comparative $36.7 million source of cash from the decrease in purchases of investments and a comparative $53.4 million source of cash from the increase in the sale of investments in fiscal 2018.

Net cash provided by (used in) financing activities totaled $133.9 million in fiscal 2018, compared to $(14.7) million for fiscal 2017, an increase of $148.6 million cash provided by financing activities. The increase in the source of cash is primarily attributable to the funding of the new term loan B credit facility which was a source of cash of $250.0 million, offset in part by the repayment of the extinguished credit facility of $91.0 million, and an unscheduled repayment of $25.0 million on the term loan B in fiscal 2018. Additionally, the Company had borrowings of $10.0 million from the revolving credit facility during fiscal 2018 which were repaid in full at the end of the reporting period and paid $9.7 million of debt issuance and debt discounts related to the new term loan B credit facility. See Note 10, “Long-Term Debt” for additional information on our term loan B credit facility.

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

Net cash used in financing activities totaled $14.7 million in fiscal 2017, compared to $15.0 million for fiscal 2016, a decrease of $0.4 million. In both periods we made $13.5 million of scheduled payments on our credit facility. The primary drivers of the $0.4 million comparative decrease in cash used in financing activities relates to the benefit from excess tax deductions from option exercises, which was a use of cash of $0.4 million in fiscal 2017 and $0.1 million source of cash in fiscal 2016, and a $0.6 million decrease in cash used to repurchase employee stock awards upon vesting to satisfy their tax obligation in fiscal 2017 and fiscal 2016, partially offset by a decrease in cash used for debt issuance cost of $0.3 million.

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

Seasonality

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those customers in the oil and gas, refining, chemical processing and transportation markets. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. In addition, quarterly revenues for the heat tracing business are impacted by the level and timing of large Greenfield projects that may be occurring at any given time. Our operating expenses remain relatively consistent with some variability related to overall headcount of the Company.

Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of MRO/UE demand for our heat tracing products. Most of our heat tracing customers perform preventative maintenance prior to the winter season, typically making our second and third fiscal quarters the largest for MRO/UE revenue. However, revenues from Greenfield projects are not seasonal and depend on the capital spending environment and project timing.

THS typically experiences more pronounced seasonality than our legacy heat tracing business, with a noticeable increase in revenue and profitability typically beginning in the third fiscal quarter and continuing during the winter months through the end of the fourth fiscal quarter.

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

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and "field" services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenue associated with the sale of a product is recognized upon delivery, while the revenue for engineering and field services is recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence ("VSOE"), if available, Third Party Evidence ("TPE"), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We have completed the evaluation of the impact of Accounting Standard Update 2014-9 will have on our performance obligations and the method which we determine and allocate the price of our contracts. See Note 1 ("Organization and Summary of Accounting Polices") to our consolidated financial statements included in Item 8 of this annual report for additional information on the impact of the implementation of Accounting Standard Update 2014-9.
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

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $1.2 million and $0.5 million as of March 31, 2018 and 2017, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $2.1 million and $1.3 million at March 31, 2018 and 2017, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Valuation of long-lived, goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments, we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets; and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. In fiscal 2016, we recorded a $1.2 million goodwill impairment charge related to Unitemp, as our expectations of future revenue and profitability was below those estimated at the time of the acquisition, and impaired an additional $0.5 million of other intangibles as their fair value was less than their carrying value. In fiscal 2018 and 2017, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark, then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2018 or fiscal 2017.

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

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

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
We expect to repatriate certain foreign earnings from jurisdictions that are subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.

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

Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgment than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2018.

To assess the impact of the standard, we utilize internal resources to lead the implementation effort and supplemented our internal resources with external consultants. As of March 31, 2018, the Company has completed the evaluation of its revenue streams and has reviewed a sample of customer contracts that we believe fairly represent contract traits that could be accounted for differently under amended guidance. The Company has begun evaluating the potential impact of the new revenue standard on each of the selected contracts including: (i) estimating the contract consideration under the new standard, (ii) identifying the performance obligations within the customer contracts, (iii) calculating the anticipated allocation of contract consideration to each performance obligation, (iv) determining the timing of revenue recognition for each performance obligation, and (v) determining the classification of the contract revenue for disclosure purposes. As a result of the evaluation, the Company has identified certain engineering services revenue related to projects on existing facilities that will now be deferred, until delivery of product, as a fulfillment obligation under the amended guidance, as well as other minor changes in accounting. The transition adjustment related to the adoption is estimated to be immaterial (less than 1% of total revenue for the fiscal year ended March 31, 2018 and total shareholders’ equity as of March 31, 2018), and we do not expect the adoption of this standard to materially impact the amount or timing of our revenue going forward.  An adjustment will be recorded to our fiscal 2019 beginning retained earnings for the cumulative effect of the change. We intend to provide additional disclosures as required by the new standard, which we are currently assessing, in our quarterly report on Form 10-Q for the first quarter of fiscal 2019.

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

Non-GAAP Financial Measures

Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," "Free cash flow" and "Return on equity," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share (or EPS)" represents net income attributable to Thermon before acquisition-related expenses, a one-time loss on certain foreign currency hedges entered into in connection with the THS acquisition, a one-time repatriation tax on deferred foreign income as a result of the tax reform legislation, adjustments to our deferred tax liability for a tax rate change, amortization of intangible assets, and the income tax effect on any non-tax adjustments, per fully-diluted common share in the case of Adjusted EPS. Note that the Company now presents Non-GAAP Adjusted EPS to include the impact of intangible amortization. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, income attributable to non-controlling interests, acquisition-related expenses and a one-time loss on certain foreign currency hedges entered into in connection with the THS acquisition. "Return on equity" for the three month periods ended March 31, 2018 and 2017, represents Adjusted EBITDA for each respective period that is multiplied by four to represent a full year's results, divided by the average of total equity at March 31 and December 31 for each respective period. "Return on equity" for the year ended March 31, 2018 and 2017, represents Adjusted EBITDA for each respective year, divided by the average of total equity for each respective fiscal year. We believe that the average total equity properly accounts for net income that occurred during the three months and years ended March 31, 2018 and 2017. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment and proceeds from sales of land and buildings.

We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, Adjusted Net Income, or Return on equity. Adjusted EPS, Adjusted EBITDA, Adjusted Net Income and Return on equity should be considered in addition to, not as substitutes for, income from operations, net income, net income per share, and other measures of financial performance reported in accordance with GAAP. We provide Free cash flow as a measure of our liquidity. Our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted Net Income, Free cash flow and Return on equity may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income to Adjusted EBITDA and Return on equity for the periods presented:

	Year Ended March 31,
	2018	2017	2016
Net income available to Thermon Group Holdings, Inc.	$11,913	$14,641	$23,009
Interest expense, net	8,754	2,952	3,719
Income tax expense	5,170	4,098	8,716
Depreciation and amortization	24,420	17,832	17,409
Stock-based compensation	3,519	3,402	3,749
Sumac acquisition related contingent consideration	—	—	5,706
Income attributable to noncontrolling interest in Sumac	1,306	343	641
THS acquisition related foreign exchange losses	5,594	—	—
THS acquisition related expenses	4,093	—	—
Cost of restructuring Canadian operations	—	—	578
Impairment of intangible assets and goodwill related to Unitemp acquisition	—	—	1,713
Adjusted EBITDA	$64,769	$43,268	$65,240

Average total shareholders' equity for the twelve month period ended March 31	326,678	305,602	285,234

Return on Equity - non-GAAP basis	20%	14%	23%

The following table reconciles net income to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2018	2017	2016
Net income available to Thermon Group Holdings, Inc.	$11,913	$14,641	$23,009
THS acquisition related expense	4,093	—	—
THS acquisition related foreign exchange losses	5,594	—	—
Tax reform related expense	1,014	—	—
Acceleration of unamortized debt costs	880	—	302
Tax effect of Canadian tax rate change on deferred tax liability	—	—	455
Sumac acquisition related contingent consideration accounted for as compensation	—	—	5,706
Cost of restructuring Canadian operations	—	—	578
Release of deferred tax liability for undistributed foreign earnings and uncertain tax positions	(554)	(555)	(1,281)
Impairment of intangible assets and goodwill related to Unitemp acquisition	—	—	1,713
Tax effect of financial adjustments	(2,260)	—	(1,552)

Adjusted Net Income - non-GAAP basis (former presentation)	$20,680	$14,086	$28,930
Adjusted fully-diluted earnings per common share - non-GAAP basis (former presentation)	$0.63	$0.43	$0.89

Amortization of intangible assets	$16,458	$11,772	$12,112
Tax effect of intangible amortization	(4,687)	(3,626)	(3,258)
Adjusted net income (non-GAAP)	$32,451	$22,232	$37,784

Impact of intangible amortization to fully-diluted earnings per share (non-GAAP)	$0.36	$0.25	$0.27

Adjusted-fully diluted earnings per common share (non-GAAP) (new presentation) (1)	$0.99	$0.68	$1.16

Fully-diluted common shares - non-GAAP basis (thousands)	32,797	32,633	32,593

(1) The Company now presents non-GAAP Adjusted EPS to include the impact of intangible amortization.

The following table reconciles cash provided by operating activities to Free cash flow for the periods presented:

	Year Ended March 31,
	2018	2017	2016
Cash provided by operating activities	$21,915	$26,440	$47,920
Less: Purchases of property, plant and equipment, net of rental equipment sales	(9,072)	(8,020)	(10,388)
Free cash flow provided	$12,843	$18,420	$37,532

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 63% of our fiscal 2018 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, Brazilian Real, South African Rand, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2018 and 2017, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $18.7 million and $2.4 million, respectively.

During fiscal 2018, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.5 million for fiscal 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $1.8 million for fiscal 2018. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.4 million for fiscal 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.5 million for fiscal 2018.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transaction losses on our consolidated statements of operations were losses of $5.7 million and $0.6 million in fiscal 2018 and fiscal 2017, respectively.

Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2018, we estimate that our sales were positively impacted by $7.9 million when compared to foreign exchange translation rates that were in effect in fiscal 2017. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In fiscal 2018, we were mostly impacted by the depreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were gains of $12.0 million in fiscal 2018 and losses of $4.5 million in fiscal 2017. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $112.8 million with our wholly-owned Canadian subsidiary, Thermon Canada . See Note 2, “Fair Value Measurements” to our consolidated financial statements included below in Item 8 of this annual report for further information regarding our cross currency swap.

Interest rate risk and foreign currency risk relating to debt. The interest rate for our new variable rate term loan B credit facility was 5.41% as of March 31, 2018. Borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility. As of March 31, 2018, we had $225.0 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $2.2 million increase or decrease in our annual interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Thermon Group Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 30, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
San Antonio, Texas
May 30, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Thermon Group Holdings, Inc.:
We have audited Thermon Group Holdings, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related Statements of Operations and Comprehensive Income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes, collectively, the consolidated financial statements, and our report dated May 30, 2018, expressed an unqualified opinion on those consolidated financial statements.
The Company acquired CCI Thermal Technologies Inc. during fiscal 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, CCI Thermal Technologies Inc.’s internal control over financial reporting whose financial statements reflect 35 percent of total assets (of which approximately 24 percent represents goodwill and intangible assets included within the scope of the assessment) and 13 percent of total revenues of the related consolidated financial statement amounts of Thermon Group Holdings, Inc. as of and for the year ended March 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CCI Thermal Technologies, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
San Antonio, Texas
May 30, 2018

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, except share and per share data)

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016

Sales	$308,609	$264,130	$281,928
Cost of sales	164,798	152,199	150,613
Gross profit	143,811	111,931	131,315
Operating expenses:
Marketing, general and administrative and engineering	94,615	77,715	80,729
Amortization of intangible assets	16,458	11,772	12,112
Impairment of intangible assets and goodwill	—	—	1,713
Income from operations	32,738	22,444	36,761
Other income/(expenses):
Interest income	606	566	423
Interest expense	(8,984)	(3,518)	(4,142)
Loss on extinguishment of debt	(376)	—	—
Other expense	(5,595)	(410)	(676)
Income before provision for income taxes	18,389	19,082	32,366
Income tax expense	5,170	4,098	8,716
Net income	13,219	14,984	23,650
Income attributable to non-controlling interests	1,306	343	641
Net income available to Thermon Group Holdings, Inc.	$11,913	$14,641	$23,009
Other comprehensive income:
Net income available to Thermon Group Holdings, Inc.	$11,913	$14,641	$23,009
Foreign currency translation adjustment	12,030	(4,536)	(3,242)
Derivative valuation, net of tax	34	791	(340)
Other	(270)	(21)	413
Total comprehensive income	$23,707	$10,875	$19,840
Net income per common share:
Basic	$0.37	$0.45	$0.72
Diluted	0.36	0.45	0.71
Weighted-average shares used in computing net income per common share:
Basic	32,423,581	32,301,661	32,176,925
Diluted	32,797,351	32,633,281	32,592,646

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2018	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$33,879	$42,842
Investments	1,022	44,786
Accounts receivable, net of allowance for doubtful accounts of $1,231 and $518 as of March 31, 2018 and 2017, respectively	94,411	63,719
Inventories, net	63,829	34,020
Costs and estimated earnings in excess of billings on uncompleted contracts	16,114	4,973
Prepaid expenses and other current assets	9,054	5,806
Income tax receivable	1,885	2,028
Total current assets	220,194	198,174
Property, plant and equipment, net	74,485	43,266
Goodwill	210,566	122,521
Intangible assets, net	151,434	86,178
Deferred income taxes	3,425	2,823
Other long term assets	2,373	1,118
Total assets	$662,477	$454,080
Liabilities and equity
Current liabilities:
Accounts payable	$22,995	$15,683
Accrued liabilities	22,810	13,142
Current portion of long term debt	2,500	20,250
Billings in excess of costs and estimated earnings on uncompleted contracts	8,143	2,767
Income taxes payable	5,952	481
Total current liabilities	62,400	52,323
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $7,967 and $524 as of March 31, 2018 and 2017, respectively	214,533	60,226
Deferred income taxes	34,252	25,661
Other noncurrent liabilities	10,439	3,368
Total liabilities	321,624	141,578
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,492,339 and 32,365,553 shares issued and outstanding at March 31, 2018 and 2017, respectively	32	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	222,622	219,284
Accumulated other comprehensive loss	(36,541)	(48,335)
Retained earnings	148,812	136,899
Total Thermon Group Holdings, Inc. shareholders' equity	334,925	307,880
Non-controlling interests	5,928	4,622
Total equity	340,853	312,502
Total liabilities and equity	$662,477	$454,080

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2015	32,082,393	$32	$213,885	$99,249	$—	$(41,400)	$271,766
Issuance of common stock in exercise of stock options	29,056	—	240	—	—	—	240
Issuance of restricted stock as deferred compensation to employees and directors	18,578	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	69,704	—	—	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	22,989	—	—	—	—	—	—
Stock compensation expense	—	—	3,749	—	—	—	3,749
Excess tax deduction from stock options	—	—	92	—	—	—	92
Repurchase of employee stock units on vesting	—	—	(1,265)	—	—	—	(1,265)
Net income available to Thermon Group Holdings, Inc.	—	—	—	23,009	—	—	23,009
Foreign currency translation adjustment	—	—	—	—	—	(3,242)	(3,242)
Interest rate swap	—	—	—	—	—	(340)	(340)
Other	—	—	—	—	—	413	413
Non-controlling interest in acquisition	—	—	—	—	3,638	—	3,638
Income attributable to non-controlling interests	—	—	—	—	641	—	641
Balances at March 31, 2016	32,222,720	$32	$216,701	$122,258	$4,279	$(44,569)	$298,701
Issuance of common stock in exercise of stock options	43,121	—	250	—	—	—	250
Issuance of common stock as deferred compensation to directors	19,824	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	47,179	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,709	—	—	—	—	—	—
Stock compensation expense	—	—	3,402	—	—	—	3,402
Excess tax deduction from stock options	—	—	(1,069)	—	—	—	(1,069)
Net income available to Thermon Group Holdings, Inc.	—	—	—	14,641	—	—	14,641
Foreign currency translation adjustment	—	—	—	—	—	(4,536)	(4,536)
Interest rate swap	—	—	—	—	—	791	791
Other	—	—	—	—	—	(21)	(21)
Income attributable to non-controlling interests	—	—	—	—	343	—	343
Balances at March 31, 2017	32,365,553	$32	$219,284	$136,899	$4,622	$(48,335)	$312,502
Issuance of common stock in exercise of stock options	42,636	—	300	—	—	—	300
Issuance of common stock as deferred compensation to directors	20,216	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	43,445	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	20,489	—	—	—	—	—	—
Stock compensation expense	—	—	3,519	—	—	—	3,519
Repurchase of employee stock units on vesting	—	—	(481)	—	—	—	(481)
Net income available to Thermon Group Holdings, Inc.	—	—	—	11,913	—	—	11,913
Foreign currency translation adjustment	—	—	—	—	—	12,030	12,030
Interest rate swap	—	—	—	—	—	34	34
Other	—	—	—	—	—	(270)	(270)
Income attributable to non-controlling interests	—	—	—	—	1,306	—	1,306
Balances at March 31, 2018	32,492,339	$32	$222,622	$148,812	$5,928	$(36,541)	$340,853
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Operating activities
Net income	$13,219	$14,984	$23,650
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,420	17,832	17,409
Amortization of debt costs	1,657	390	732
Amortization of inventory step-up	869	—	—
Loss on extinguishment of debt	376	—	—
Stock compensation expense	3,519	3,402	3,749
Impairment of acquisition related to goodwill and intangibles	—	—	1,713
Deferred income taxes	(11,337)	(3,262)	(4,090)
Long term foreign exchange derivative	1,540	—	—
Release of reserve for uncertain tax positions	—	(128)	(1,312)
Other	(773)	152	510
Changes in operating assets and liabilities:
Accounts receivable	(13,818)	(5,212)	5,211
Inventories	(9,059)	6,579	1,637
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,067)	2,599	(350)
Other current and non-current assets	(2,625)	(570)	(2,125)
Accounts payable	2,003	(4,608)	1,006
Accrued liabilities and non-current liabilities	13,950	(3,173)	(594)
Income taxes payable and receivable	4,041	(2,545)	774
Net cash provided by operating activities	$21,915	$26,440	$47,920
Investing activities
Purchases of property, plant and equipment	$(10,008)	$(8,370)	$(12,581)
Sales of rental equipment at net book value	936	350	2,193
Proceeds from the sale of property, plant and equipment	13	811	—
Cash paid for acquisitions, net of cash acquired	(202,693)	—	(31,180)
Purchase of investments	(8,123)	(44,786)	—
Proceeds from the sale of investments	53,406	—	—
Net cash used in investing activities	$(166,469)	$(51,995)	$(41,568)
Financing activities
Proceeds from senior secured notes	$250,000	$—	$—
Payments on long term debt and revolving credit facility	(116,000)	$(13,500)	$(13,500)
Proceeds from revolving credit facility	10,000	—	—
Lease financing, net	(264)	(257)	(235)
Issuance costs associated with debt financing	(9,698)	—	(341)
Issuance of common stock including exercise of stock options	383	168	240
Benefit (loss) from excess tax deduction from option exercises	—	(448)	92
Repurchase of employee stock units on vesting	(481)	(621)	(1,265)
Net cash provided by (used in) financing activities	$133,940	$(14,658)	$(15,009)
Effect of exchange rate changes on cash and cash equivalents	$1,651	$(1,516)	$(547)
Change in cash and cash equivalents	(8,963)	(41,729)	(9,204)
Cash and cash equivalents at beginning of period	42,842	84,570	93,774
Cash and cash equivalents at end of period	$33,879	$42,842	$84,570
Cash paid for interest and income taxes
Interest	$7,348	$3,085	$3,366
Income taxes paid	7,728	9,280	15,652
Income tax refunds received	818	—	121
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
March 31, 2018

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. The ownership of noncontrolling investors is recorded as noncontrolling interests. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 63%, 55% and 55%, of the Company's consolidated sales and $33,501, $21,698 and $19,304 of the Company's consolidated pretax income for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and 68% and 59%, of the Company's consolidated total assets at March 31, 2018 and 2017, respectively.

Segment Reporting

In connection with acquisitions made since fiscal 2015, the Company reviewed its determination of segments. Previously, we aggregated geographic markets into one reportable segment. Based on our review, we revised our segment reporting to four reportable segments based on four geographic countries or regions: United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we have acquired Unitemp, IPI, Sumac and Thermon Heating Systems ("THS"). Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. THS, recently acquired in October 2017, has similar economic characteristics as the core Thermon process heating operations. Management intends to integrate THS into the existing Thermon operations as soon as practicable. Therefore, THS has been aggregated in our Canada and United States segments. See Note 17, "Segment Information" for financial data relating to our four reportable geographic segments.

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

The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $1,231 and $518 as of March 31, 2018 and 2017, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2015	$785
Reduction in reserve	214
Write-off of uncollectible accounts	(343)
Balance at March 31, 2016	656
Additions to reserve	307
Write-off of uncollectible accounts	(445)
Balance at March 31, 2017	518
Additions to reserve	787
Write-off of uncollectible accounts	(74)
Balance at March 31, 2018	$1,231

Inventories

Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or market. We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions, as well as various types of immersion, circulation and space heaters for THS. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Sales which are not accounted for under ASC 605-35 may have multiple elements, including heat tracing product, engineering and "field" services such as inspection, repair and/or training. We assess such revenue arrangements to determine the appropriate units of accounting. Each deliverable provided under multiple-element arrangements is considered a separate unit of accounting. Revenues associated with the sale of a product are recognized upon delivery, while the revenue for engineering and field services are recognized as services are rendered, limited to the amount of consideration which is not contingent upon the successful provision of future products or services under the arrangement. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence ("VSOE"), if available, Third Party Evidence ("TPE"), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. See "Recent Accounting Pronouncements" within Note 1 for additional information on the impact of Accounting Standard Update 2014-9 on our performance obligations and the method which we determine and allocate the price of our contracts beginning in fiscal 2019.

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

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test. In the first step of the goodwill impairment test, the reporting unit's carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the "implied fair value" requires us to allocate the estimated value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge will be recorded. In fiscal 2016, we recorded a $1,240 goodwill impairment charge related to the Unitemp acquisition as our expectations of future revenues and profitability were below those estimated at the time of the acquisition and, during the same period, we impaired an additional $473 of other intangibles as their fair value was less than their carrying value. In fiscal 2018 and 2017, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2018, 2017 and 2016.

Debt Issuance Costs

The Company defers the costs associated with debt and financing arrangements. These costs are amortized over the life of the loan or financing as interest expense. Additionally, for any unscheduled principle payments the Company will record additional deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2018, fiscal 2017 and fiscal 2016 were $1,657, $391 and $732, respectively. Included in these amounts are the acceleration of amortization associated with the termination of the term loan A in fiscal 2018 of $376, $880 related to the unscheduled principal repayment of $25,000 of term loan B in fiscal 2018, and the second amendment to our senior secured credit agreement, redemptions of our senior secured notes and our prior revolving credit facility in fiscal 2016.

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

As required by ASC 718, we recognize stock-based compensation expense for share-based payments that are expected to vest. In determining whether an award is expected to vest, we account for forfeitures as they occur, rather than estimate expected forfeitures.

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

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

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

During fiscal 2018, we revised our permanent reinvestment position whereby we expect to repatriate future earnings. Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount. Please see Note 16, "Income Taxes" for more information on the impacts of the Tax Act.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal 2018, fiscal 2017 and fiscal 2016 were $5,240, $3,501 and $3,338, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of sales and freight collections from customers is included as part of sales.

Economic Dependence

As of March 31, 2018 and 2017, one major customer represented approximately 4% and 14%, respectively of the Company's accounts receivable balance. As of March 31, 2018 and March 31, 2016, no one customer represented more than 10% of the Company's accounts receivable balance. In fiscal 2018, fiscal 2017 or fiscal 2016 no one customer represented more than 10% of sales.

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

Recent Accounting Pronouncements

Revenue Recognition- In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgment than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2018.

To assess the impact of the standard, we utilize internal resources to lead the implementation effort and supplemented our internal resources with external consultants. As of March 31, 2018, the Company has completed the evaluation of its revenue streams and has reviewed a sample of customer contracts that we believe fairly represent contract traits that could be accounted for differently under amended guidance. The Company has begun evaluating the potential impact of the new revenue standard on each of the selected contracts including: (i) estimating the contract consideration under the new standard, (ii) identifying the performance obligations within the customer contracts, (iii) calculating the anticipated allocation of contract consideration to each performance obligation, (iv) determining the timing of revenue recognition for each performance obligation, and (v) determining the classification of the contract revenue for disclosure purposes. As a result of the evaluation, the Company has identified certain engineering services revenue related to projects on existing facilities that will now be deferred, until delivery of product, as a fulfillment obligation under the amended guidance, as well as other minor changes in accounting. The transition adjustment related to the adoption is estimated to be immaterial (less than 1% of total revenues for the fiscal year ended March 31, 2018 and total shareholders’ equity as of March 31, 2018), and we do not expect the adoption of this standard to materially impact the amount or timing of our revenue going forward.  An adjustment will be recorded to our fiscal 2019 beginning retained earnings for the cumulative effect of the change. We intend to provide additional disclosures as required by the new standard, which we are currently assessing, in our quarterly report on Form 10-Q for the first quarter of fiscal 2019.

Stock Compensation- In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09 "Compensation-Stock Compensation" (Topic 718), which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will no longer be separately classified as a financing activity and will be included as an operating activity on the consolidated statements of cash flows. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard effective April 1, 2017 and it did not have a material impact on our consolidated financial statements.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2018 and 2017, no assets or liabilities were valued using Level 3 criteria.

Information about our investments and long-term debt that is not measured at fair value follows:

	March 31, 2018		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Certificates of deposits with maturities greater than 90 days	$1,022	$1,022	$44,786	$44,786	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$225,000	$225,000	$81,000	$81,000	Level 2 - Market Approach

At March 31, 2018 and 2017, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Investments
During fiscal 2018 and 2017, the Company maintained term deposit accounts at several foreign financial institutions with whom we have established relationships. Maturities on these deposits are greater than 90 days and less than one year and accordingly are classified as investments. The Company concluded that since the interest rates for these term deposits are based on the quoted rates from the various financial institutions that the pricing is indirectly observable and has been classified as a Level 2 market approach.

Acquisition Related Foreign Exchange Option

In connection with the execution of the purchase agreement for the THS acquisition on October 3, 2017, we entered into a combination of option contracts to secure the exchange rate of $200,000 CAD that would be contributed by the Company at closing on October 30, 2017. The options were structured such that the $200,000 CAD would be exchanged for no more than $162,100 and no less than $159,200 USD. At settlement date, Thermon took delivery of $200,000 CAD for $159,200. At closing of the THS acquisition, the Canadian dollar weakened such that the actual spot foreign exchange rate was $155,900. The resulting difference of $3,326 was recognized as realized loss on foreign exchange.

Cross Currency Swap
The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $112,750 intercompany receivable from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. As of March 31, 2018 we recorded $1,540 of unrealized mark to market losses on the Cross Currency Swap, which is reported as "Other non-current liabilities", in the consolidated balance sheet. The mark to market valuation has been determined by actual quoted prices (Level 2).
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2018 and 2017, the notional amounts of forward contracts were as follows:

Notional amount of foreign exchange forward contracts by currency
	March 31, 2018	March 31, 2017
Russian Ruble	$2,416	$250
Euro	750	—
Canadian Dollar	4,000	—
South Korean Won	10,500	1,300
Mexican Peso	200	450
Australian Dollar	850	375
Total notional amounts	$18,716	$2,375

	March 31, 2018		March 31, 2017
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$229	$25	$62	$10
Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were losses of $96, $453 and $411 for fiscal 2018, fiscal 2017 and fiscal

2016, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $5,725, $628, and $550 for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Foreign currency gains and losses are recorded within other expense in our consolidated statements of operations and comprehensive income.

3. Acquisitions
THS acquisition
On October 30, 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $261,950 CAD (approximately $204,235 USD at the exchange rate as of October 30, 2017) in cash. Such subsidiary and CCI Thermal Technologies Inc. amalgamated immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. We believe we will be able to leverage our existing global sales force to further expand the reach of THS's product offerings. We recognized $85,156 of goodwill in connection with the THS transaction. THS has contributed $41,011 and $7,266 of revenue and operating income, respectively, to our Condensed Consolidated Statements of Operations and Comprehensive Income for the twelve months ended March 31, 2018.
    Pro forma financial information- The following table presents selected unaudited pro forma information for the Company assuming the acquisition of THS had occurred as of April 1, 2016. This pro forma financial information is presented for informational and illustrative purposes and does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods. In addition, the unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition or costs necessary to obtain the anticipated synergies and benefits. The pro forma financial information includes the amortization associated with the acquired intangible assets, interest expense associated with debt used to fund the acquisition, amortization of the inventory step-up, removal of aircraft and rent expense for assets not assumed in the transaction, acquisition related expenses, and the income tax affected for the pro forma results.

	Pro Forma Financial Information (Unaudited)
	Twelve months ended March 31,
	2018	2017
Revenues	$348,557	$331,007
Net income available to Thermon Group Holdings, Inc.	5,303	3,318
Earnings per share:
Basic	$0.16	$0.10
Diluted	$0.16	$0.10
The following table details the purchase price of the THS transaction:

Consideration to or on behalf of sellers at close	$204,235
Fair value of total consideration transferred	$204,235

The Company is in the process of obtaining all necessary information required to complete the THS acquisition accounting. Principal pending matters include receipt of final valuation estimates on acquired intangible and tangible assets, and final review of tax related matters. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed:

Assets acquired:
Cash	$1,534
Accounts receivable	14,351
Costs and estimated earning in excess of billing on uncompleted contracts	450
Inventories	20,085
Other current assets	731
Property, plant and equipment	29,464
Identifiable intangible assets	79,002
Goodwill	85,156
Total assets	230,773
Liabilities assumed:
Current liabilities	6,712
Other non-current liabilities	500
Non-current deferred tax liability	19,326
Total liabilities	26,538
Total consideration	$204,235

In total, $4,093 of transaction costs were incurred related to the THS transaction, all of which were incurred during the twelve months ended March 31, 2018. As of March 31, 2018 the final working capital adjustment for the THS transaction has not been finalized, however, the such working capital adjustment is not expected to be material.

Our provisional estimate of identifiable intangible assets at March 31, 2018 that were related to the THS transaction, inclusive of currency translation adjustments for the period, consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018

Products	10 years	$64,611	$2,692	$61,919
Customer relationships	17 years	11,155	273	10,882
Backlog	1 year	3,230	1,346	1,884
Total		$78,996	$4,311	$74,685

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

Our identifiable intangible assets at March 31, 2018, and March 31, 2017 that were related to the IPI transaction consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017
Customer relationships	8 years	$5,962	$1,987	$3,975	$5,962	$1,242	$4,720
Trademark	8 years	1,820	607	1,213	1,820	379	1,441
Non-compete agreement	3 years	807	717	90	807	448	359
Total		$8,589	$3,311	$5,278	$8,589	$2,069	$6,520

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

At March 31, 2018, approximately $3,026 of the purchase price was held in escrow to secure the sellers' indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

Sumac Transaction

On April 1, 2015, Thermon Canada Inc., a wholly owned indirect subsidiary of the Company, acquired a 75% controlling interest in the business previously operated by Sumac Fabrication Company Limited ("Sumac") for $10,956, (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) in cash, plus a non-interest bearing note ("performance based note") with a principal amount of $5,905 (based on the Canadian Dollar to U.S. Dollar exchange rate on April 1, 2015) that matured on April 1, 2016, with the actual amount payable at maturity ranging from zero up to a maximum of $7,500 Canadian Dollars, subject to the achievement of certain performance metrics during the 12 month period ended April 1, 2016. During fiscal 2017, we paid Sumac's principals $5,805 to satisfy all of the Company's obligations under the performance based note.

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

Consideration to or on behalf of sellers at close	$10,956
Fair value of total consideration transferred	$10,956

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Accounts receivable	$1,693
Inventories	1,299
Other current assets	33
Property, plant and equipment	1,316
Identifiable intangible assets	3,085
Goodwill	7,992
Deferred tax asset	111
Total assets	15,529
Liabilities assumed:
Current liabilities	935
Total liabilities	935
Non-controlling interests	3,638
Total consideration	$10,956

In total, $134 of transaction costs were incurred related to the Sumac transaction, all of which were incurred in the year ended March 31, 2015.

Our identifiable intangible assets at March 31, 2018 and 2017 that were related to the Sumac transaction consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017
Customer relationships	4 years	$2,631	$1,973	$658	$2,551	$1,275	$1,276
Total		$2,631	$1,973	$658	$2,551	$1,275	$1,276

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
The reconciliations of the denominators used to calculate basic net income per common share and diluted net income per common share for fiscal 2018, fiscal 2017, and fiscal 2016, respectively, is as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$11,913	$14,641	$23,009
Weighted-average common shares outstanding	32,423,581	32,301,661	32,176,925
Basic net income per common share	$0.37	$0.45	$0.72

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$11,913	$14,641	$23,009
Weighted-average common shares outstanding	32,423,581	32,301,661	32,176,925
Common share equivalents:
Stock options issued	218,693	216,041	241,529
Restricted and performance stock units issued	155,077	115,579	174,192
Weighted average shares outstanding – dilutive	32,797,351	32,633,281	32,592,646
Diluted net income per common share	$0.36	$0.45	$0.71

For the years ended March 31, 2018, 2017 and 2016, 76,205, 59,950 and 49,097 equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.

5. Inventories
Inventories consisted of the following at March 31:

	2018	2017
Raw materials	$31,516	$12,270
Work in process	7,186	1,769
Finished goods	27,204	21,310
	65,906	35,349
Valuation reserves	(2,077)	(1,329)
Inventories, net	$63,829	$34,020

The following table summarizes the annual changes in our valuation reserve accounts:

Balance at March 31, 2015	$1,116
Additions in reserve	383
Charged to reserve	(212)
Balance at March 31, 2016	1,287
Additions in reserve	348
Charged to reserve	(306)
Balance at March 31, 2017	1,329
Additions in reserve	721
Charged to reserve	27
Balance at March 31, 2018	$2,077

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2018	2017
Land, buildings and improvements	$50,808	$23,812
Machinery and equipment	24,182	20,727
Office furniture and equipment	20,818	13,296
Internally developed software	4,069	3,188
Construction in progress	2,183	2,478
Property, plant and equipment at cost	102,060	63,501
Accumulated depreciation	(27,575)	(20,235)
Property, plant and equipment, net	$74,485	$43,266

Depreciation expense was $7,962, $6,060 and $4,655, in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Included within depreciation expense was amortization of internally developed software of $495, $496, and $453, in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

7. Goodwill and Other Intangible Assets

The carrying amount of goodwill for all reporting segments as of March 31, 2018, 2017 and 2016 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2016	$48,971	$44,488	$19,427	$8,624	$121,510
Purchase price adjustment	3,045	—	—	—	3,045
Foreign currency translation impact	—	(1,044)	(990)	—	(2,034)
Balance as of March 31, 2017	$52,016	$43,444	$18,437	$8,624	$122,521
Goodwill acquired	—	85,156	—	—	85,156
Foreign currency translation impact	—	167	2,722	—	2,889
Balance as of March 31, 2018	$52,016	$128,767	$21,159	$8,624	$210,566

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

In prior years, we experienced sizable declines in revenue and operating results within our Canadian operations, and considered such to be an indication of potential goodwill and intangible asset impairment. These declines in operating results principally resulted from lower crude oil prices, which had a significant adverse impact on capital spending in Canada. During fiscal 2018, we have experienced increased revenues and operating results in Canada, and project continued growth. Accordingly, during the fourth quarter of fiscal 2018, we did not conclude a triggering event existed within our Canadian reporting unit requiring further analysis. We will continue to evaluate our Canadian operations and assess on a quarterly basis whether it is more likely than not that the fair value of the Canadian reporting unit is less than its carrying amount.

Similarly, based upon our qualitative analyses, we have not determined that it is more likely than not that the fair value of our U.S. reporting segment is less than its carrying amount; however, we have experienced losses in the U.S. during fiscal 2018. If changes in estimates and assumptions used to determine whether impairment exists, or if we experience future declines in actual and forecasted operating results and/or market conditions in the United States, we may be required to reevaluate the fair value of our United States reporting unit, which could ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets in future periods.

Our total intangible assets at March 31, 2018, and 2017 consisted of the following (including THS, IPI, Sumac, and Unitemp):

	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018	Gross Carrying Amount at March 31, 2017	Accumulated Amortization	Net Carrying Amount at March 31, 2017
Products	$64,611	$2,719	$61,892	$—	$—	$—
Trademarks	46,156	832	45,324	44,563	521	44,042
Developed technology	10,160	4,106	6,054	9,796	3,454	6,342
Customer relationships	113,378	77,646	35,732	99,676	64,682	34,994
Certifications	458	—	458	442	—	442
Other	5,863	3,889	1,974	2,626	2,268	358
Total	$240,626	$89,192	$151,434	$157,103	$70,925	$86,178

Trademarks and certifications have indefinite lives with the exception of IPI and Unitemp trademarks, which have gross carrying amounts of $1,820 and $474, respectively, that are subject to amortization. The useful life of the trademarks amortized is estimated at 8 years. Developed technology, customer relationships and other intangible assets have estimated lives of 20 years, 10 years and 6 years, respectively. The weighted average useful life for the group is 10 years. Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2018 and 2017 were the result of foreign currency translation adjustments.

The Company recorded amortization expense of $16,458, $11,772, and $12,112 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively for intangible assets. Annual amortization of intangible assets for the next five years and thereafter will approximate the following:

2019	$20,857
2020	18,217
2021	9,703
2022	8,640
2023	8,635
Thereafter	41,100
Total	$107,152

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2018	March 31, 2017
Accrued employee compensation and related expenses	$16,449	$8,364
Accrued interest	1,154	—
Customer prepayment	519	168
Warranty reserve	300	300
Professional fees	1,854	1,631
Sales tax payable	1,546	1,573
Other	988	1,106
Total accrued current liabilities	$22,810	$13,142

9. Short-Term Revolving Credit Facilities

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,928 at March 31, 2018). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at March 31, 2018 and 2017.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,230 at March 31, 2018). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at March 31, 2018 and 2017.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of 230 Australian Dollars (equivalent to $177 at March 31, 2018). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at March 31, 2018 and 2017.
Under the Company’s senior secured revolving credit facility described below in Note 10, "Long-Term Debt," there were no outstanding borrowings at March 31, 2018 and 2017.
10. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2018	March 31, 2017
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $7,967 as of March 31, 2018	$217,033	$—
Variable Rate Term Loan, due April 2019, net of deferred debt issuance costs of $524 as of March 31, 2017	—	80,476
Less current portion	(2,500)	(20,250)
	$214,533	$60,226

Senior secured credit facility
On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the US Borrower, the “Borrowers”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the "Agent"), that provides for a $250,000 seven-year term loan B facility made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower, which we refer to collectively as our “credit facility”. The proceeds of the term loan B were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the acquisition of THS and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS transaction and the credit facility.
Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on CDOR, plus an applicable margin of 325 basis points, provided that, following the completion of the fiscal quarter ending March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum. Following the completion of the fiscal quarter ending March 31, 2018, the commitment fee will be determined based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing April 1, 2018, the term loan will amortize in equal quarterly installments of 0.25% of the $250,000 term loan, with the payment of the balance at maturity. The US Borrower will be able to voluntarily prepay the principal of the term loan without penalty or premium (subject to breakage fees) at any time in whole or in part; provided that for the first six months after the October 30, 2017 closing date, the US Borrower is required to pay a 1%

premium for prepayments of the term loan with the proceeds of certain re‑pricing transactions. The US Borrower is required to repay the term loan with certain asset sale and insurance proceeds, certain debt proceeds and, commencing for the fiscal year ending March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0 and 0% if the Company’s leverage ratio is less than 3.5 to 1.0).
Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
At March 31, 2018, we had no outstanding borrowings under our revolving credit facility. The interest rate had the Company had outstanding borrowings on March 31, 2018 would be 5.41%. As of March 31, 2018, we had $55,384 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). Commencing April 1, 2018, the Company will be required to make quarterly principal payments of the term loan of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan facility on October 30, 2024. In the fourth quarter of fiscal 2018, the Company made an unscheduled repayment of principal on the term loan facility in the amount of $25,000. From time to time, we may choose to make unscheduled principal repayments on the term loan credit facility based on available cash.
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the US Borrower under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of the Canadian Borrower under the revolving credit facility are guaranteed by the Company, the US Borrower, the US Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of March 31, 2018, we were in compliance with all financial covenants of the credit facility.
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

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2019	$2,500
2020	2,500
2021	2,500
2022	2,500
2023	2,500
2024	2,500
2025	210,000
Total	$225,000
11. Related-Party Transactions

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

12. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $2,119, $1,634, and $1,684 in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain profitability objectives. The Company recorded approximately $6,656, $2,324, and $2,133 for incentive compensation earned in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Thermon Europe B.V., our European subsidiary, maintains defined benefit pension plans for qualifying employees located in The Netherlands. The Company is currently under contract with an insurance company to fund a defined benefit (average pay) pension plan to provide for estimated post-retirement pension income. During the twelve months ended March 31, 2018, 2017 and 2016, the Company made cash payments of $417, $289 and $295, respectively. Payments were made to the insurance company to fund the pension contract. As of March 31, 2018 and 2017, the plan had an estimated net benefit obligation of $2,185 and $1,611, respectively which is included in non-current liabilities. The obligation is based on an actuarial calculation of the pension obligation for the participants.

13. Commitments and Contingencies

At March 31, 2018, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $20,392. Of this amount, $2,448 is secured by cash deposits at the Company's financial institutions and an additional $4,616 represents a reduction of the available amount of the Company's short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2018 and 2017, was approximately $2,448 and $1,450, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $3,738, $3,441, and $3,200 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Future minimum annual lease payments under these leases are as follows for the fiscal years ended March 31:

2019	$3,152
2020	2,434
2021	1,788
2022	1,531
2023	1,187
Thereafter	1,854
$11,946

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $3,439, $3,095, and $1,865 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2019	$902
2020	59
2021	28
2022	21
$1,010

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business that would materially impact our results of operations or our financial position. We can give no assurances we will prevail in any of these matters.

Changes in the Company's warranty reserve are as follows

Balance at March 31, 2015	$429
Reserve for warranties issued during the period	490
Settlements made during the period	(459)
Balance at March 31, 2016	$460
Reserve for warranties issued during the period	143
Settlements made during the period	(303)
Balance at March 31, 2017	$300
Reserve for warranties issued during the period	281
Settlements made during the period	(281)
Balance at March 31, 2018	$300

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
Unvested options outstanding are scheduled to vest over five years with 20% vesting on the anniversary date of the grant each year. Stock options must be exercised within 10 years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We account for forfeitures as they incur, rather than estimate expected forfeitures.
Stock Options

A summary of stock option activity under our Stock Plans for fiscal 2018, fiscal 2017 and fiscal 2016 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2015	465,042	$8.12
Exercised	(29,056)	8.25
Forfeited	(2,260)	17.10
Balance at March 31, 2016	433,726	$8.07
Granted	28,499	19.64
Exercised	(47,484)	6.77
Forfeited	(2,802)	19.58
Balance at March 31, 2017	411,939	$8.94
Exercised	(42,956)	7.00
Forfeited	(1,412)	19.83
Balance at March 31, 2018	367,571	$9.12
For fiscal 2018, fiscal 2017 and fiscal 2016 the intrinsic value of stock option exercises was $648, $627, and $384, respectively.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2015	$73,449	$7.19
Vested	(30,379)	6.93
Forfeited	(2,260)	7.53
Balance at March 31, 2016	$40,810	$7.39
Granted	28,499	19.64
Vested	(28,678)	6.93
Forfeited	(2,802)	7.53
Balance at March 31, 2017	$37,829	$8.86
Vested	(17,417)	6.93
Forfeited	(1,412)	19.83
Balance at March 31, 2018	$19,000	$5.89
For fiscal 2018, fiscal 2017 and fiscal 2016, we recorded stock based compensation of $3,519, $3,402, and $3,749, respectively. Total unrecognized expense related to non-vested stock option awards was approximately $117 as of March 31, 2018. We anticipate this expense will be recognized over a weighted average period of approximately 1.76 years.

The following table summarizes information about stock options outstanding as of March 31, 2018:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2018	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2017
$5.20	238,863	2.55	$5.20	$4,110,832	238,863	2.55	$5.20	$4,110,832
$9.82	13,339	2.91	9.82	167,938	13,339	2.91	9.82	167,938
$12.00	47,250	3.09	12.00	491,248	47,250	3.09	12.00	491,248
$19.64	28,499	8.76	19.64	78,942	9,499	8.76	19.64	26,312
$21.52	39,620	4.34	21.52	35,532	39,620	4.34	21.52	35,532
$5.20-$21.52	367,571	3.31	$9.12	$4,884,492	348,571	3.31	$8.55	$4,831,862
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $22.41 as of March 31, 2018, which would have been received by the option holders had all option holders exercised as of that date.
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
During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2018 and fiscal 2017, we issued 20,216 and 19,824 fully vested common shares which had a total fair value of $411 and $385 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2018, there were no outstanding restricted stock awards.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2018, fiscal 2017, and fiscal 2016.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2015	198,822	$22.38
Granted	98,009	24.08
Released	(69,704)	21.97
Forfeited	(34,906)	22.53
Balance of unvested units at March 31, 2016	192,221	$23.36
Granted	135,855	18.65
Released	(111,611)	22.74
Forfeited	(8,319)	21.25
Balance of unvested units at March 31, 2017	208,146	$20.64
Granted	119,302	19.16
Released	(88,084)	21.51
Forfeited	(10,252)	20.05
Balance of unvested units at March 31, 2018	229,112	$19.55

Based on our closing stock price of $22.41, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2018 was $5,134. Total unrecognized expense related to unvested restricted stock awards was approximately $2,841 as of March 31, 2018. We anticipate this expense to be recognized over a weighted average period of approximately 1.65 years.

Performance Stock Units. During fiscal 2018, fiscal 2017 and fiscal 2016, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $1,420, $881 and $1,113, respectively. For the fiscal 2018 awards, the performance indicator for these awards is a combination of stock price and the Company's Adjusted EBIDTA over a three year period. The target number of shares is 15,438 and 58,246 for the stock price awards and Adjusted EBITDA awards, respectively. The stock price indicator measures our stock price compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market based units will be expensed over three years, whether or not the market condition is met. The Adjusted EBITDA indicator establishes target for the combined total of Adjusted EBITDA for the three years ending March 31, 2020. Since this is a performance based stock award, the Company will make estimates of periodic expense until the Adjusted EBITDA target is known and the expense for actual number of shares earned is determinable.

During fiscal 2018, there were no performance stock unit forfeitures. During fiscal 2017, performance stock awards that were scheduled to vest, did not meet the minimum market based indicator. Accordingly 50,799 previously outstanding performance stock units were forfeited. For performance stock units issued in fiscal 2018 and fiscal 2017, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2018.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2017	47,486	—	94,972
Fiscal 2018	73,684	—	147,368

The following table summarizes the number of awards earned and released during each fiscal year based on the results achieved for respective performance period:

Fiscal Year Earned	Number of Shares Earned	Number of Shares Withheld for Tax Obligation	Number of Shares Released
Fiscal 2016	31,658	8,669	22,989
Fiscal 2017	—	—	—
Fiscal 2018	—	—	—

At March 31, 2018, there was $1,231 in stock compensation that remained to be expensed, which will be recognized over a period of 2.22 years.

15. Other Expense

Other expense consisted of the following:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Foreign currency transaction loss	$(5,629)	$(176)	$(139)
Loss on foreign exchange forwards	(96)	(453)	(411)
Other	130	219	(126)
	$(5,595)	$(410)	$(676)

16. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Current provision:
Federal provision	$3,937	$1,588	$4,185
Foreign provision	12,768	6,341	8,503
State provision	301	155	311
Deferred provision:
Federal deferred benefit	(8,506)	(1,907)	(1,964)
Foreign deferred benefit	(3,178)	(2,025)	(2,263)
State deferred benefit	(152)	(54)	(56)
Total provision for income taxes	$5,170	$4,098	$8,716

Deferred income tax assets and liabilities were as follows:

	March 31,
	2018	2017
Deferred tax assets:

Accrued liabilities and reserves	$1,987	$1,617
Stock option compensation	821	932
Foreign deferred benefits	3,575	2,340
Net operating loss carry-forward	1,688	1,250
Inventories	371	440
Capitalized transaction costs	207	390
Interest rate swap included in Other Comprehensive Loss	—	18
Foreign tax credit carry forward	104	65
Valuation allowance	(878)	(659)
Total deferred tax assets	$7,875	$6,393
Deferred tax liabilities:
Intangible assets	$(9,498)	$(17,952)
Intangible assets - foreign	(25,674)	(7,452)
Property, plant and equipment	(2,522)	(3,637)
Prepaid expenses	(104)	(161)
Unrealized loss on hedge	(45)	(19)
Undistributed foreign earnings	(859)	(10)
Total deferred tax liabilities	(38,702)	(29,231)

Net deferred tax asset (liability)	$(30,827)	$(22,838)

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
U.S.	$(13,568)	$(83)	$13,043
Non-U.S.	31,957	19,165	19,323
Income from continuing operations	$18,389	$19,082	$32,366

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Notional U.S. federal income tax expense at statutory rate	$5,792	$6,679	$11,328
Adjustments to reconcile to the income tax provision:
Transition tax for United States tax reform	5,125	—	—
Impact on deferred tax liability for statutory rate change	(5,849)	—	455
U.S. state income tax provision, net	111	45	150
Undistributed foreign earnings	1,786	—	—
Rate difference-international subsidiaries	(1,769)	(2,622)	(1,727)
Charges/(benefits) related to uncertain tax positions	(533)	(128)	(1,227)
Non-deductible charges	758	296	51
Foreign purchase price adjustment	—	(379)	—
Change in valuation allowance	219	490	—
Other, net	(470)	(283)	(314)
Provision for income taxes	$5,170	$4,098	$8,716

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.
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
Accordingly, our income tax provision as of March 31, 2018 reflects (i) the current fiscal year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.

Year Ended
March 31, 2018
Transition Tax (provisional)	$5,126
Net impact on U.S. deferred tax assets and liabilities (provisional)	(6,030)
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	1,704
Net discrete impacts of the enactment of the Tax Act	$800

Consistent with provisions allowed under the Tax Act, the $5,126 estimated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  The non-current portion of the estimated Transition Tax liability has been included in “Other liabilities- long term” in the Condensed Consolidated Balance Sheets.
The net benefit of $6,030 related to deferred tax assets and liabilities is primarily associated with a reduction in deferred liabilities for unamortized intangible assets. Since these intangible assets are not tax deductible, the reduction of the liability is non-cash and will not reduce future tax payments.
Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount.
We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until fiscal year 2019.  We have not recorded any impact associated with either GILTI or BEAT in the tax rate for fiscal year 2018.
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

As of March 31, 2018, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $5,731. Of this amount, $4,024 may be carried forward indefinitely. As of March 31, 2018, the tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

During the fiscal year ended March 31, 2018, the Company released its remaining reserve for uncertain tax positions as the tax periods to which they relate had closed.  Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017
Beginning balance	$533	$661
Reductions for tax positions of prior years	(533)	(176)
Interest and penalties on prior reserves	—	48
Reserve for uncertain income taxes	$—	$533

17. Segment Information
In connection with acquisitions made since fiscal 2015, the Company reviewed its determination of segments. Previously, we aggregated geographic markets into one reportable segment. Based on our review, we revised our segment reporting to four reportable segments based on four geographic countries or regions: United States, Canada, Europe and Asia. Within our four reportable segments, our primary products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers including large EPC companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we have acquired Unitemp, IPI, Sumac and THS. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As our operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. THS, recently acquired in October 2017, has similar economic characteristics as the core Thermon process heating operations. Management intends to integrate THS into the existing Thermon operations as soon as practicable. Therefore, THS has been aggregated in our Canada and United States segments. For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Sales to External Customers:
United States	$114,548	$119,791	$126,033
Canada	94,427	41,721	56,925
Europe	68,352	71,133	65,370
Asia	31,282	31,485	33,600
	$308,609	$264,130	$281,928
Inter-segment Sales:
United States	$50,155	$45,966	$50,807
Canada	7,294	3,610	3,886
Europe	1,614	1,580	2,367
Asia	1,668	1,407	435
	$60,731	$52,563	$57,495
Depreciation Expense:
United States	$4,326	$3,632	$3,117
Canada	3,019	1,933	1,071
Europe	476	301	296
Asia	141	194	171
	$7,962	$6,060	$4,655
Amortization of Intangibles:
United States	$6,018	$5,860	$6,080
Canada	7,979	3,538	3,543
Europe	1,398	1,310	1,426
Asia	1,063	1,064	1,063
	$16,458	$11,772	$12,112
Income from Operations:
United States	$484	$5,359	$20,607
Canada (a)	26,198	8,040	7,302
Europe (b)	6,842	9,095	8,586
Asia	4,111	4,512	5,541
Unallocated:
Public company costs	(1,378)	(1,160)	(1,526)
Stock compensation	(3,519)	(3,402)	(3,749)
	$32,738	$22,444	$36,761

	March 31, 2018	March 31, 2017
Fixed Assets:
United States	$37,112	$34,563
Canada	33,076	4,674
Europe	3,567	3,532
Asia	730	497
	$74,485	$43,266
Total Assets:
United States	$213,099	$186,300
Canada	317,635	136,688
Europe	89,379	80,589
Asia	42,364	50,503
	$662,477	$454,080

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
(b) During the year ended March 31, 2016, the European segment's operating income was negatively impacted by a $1,713 impairment charge to Unitemp's goodwill and other intangible assets.
At March 31, 2018 and 2017, non-current deferred tax assets of $3,490 and $4,053 respectively, were applicable to the United States.

18. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2018 are as follows:

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Sales	$102,582	$92,660	$61,631	$51,736
Gross Profit	46,823	42,214	30,960	23,814
Income from operations	13,553	10,210	7,417	1,558
Net income available to Thermon Group Holdings, Inc.	$6,057	$599	$4,778	$479

Net income per common share
Basic	$0.19	$0.02	$0.15	$0.01
Diluted	0.18	0.02	0.15	0.01

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Sales	$67,582	$64,340	$68,812	$63,396
Gross Profit	28,274	28,619	28,924	26,114
Income from operations	5,280	7,299	5,675	4,190
Net income available to Thermon Group Holdings, Inc.	$3,251	$5,358	$3,506	$2,526

Net income per common share
Basic	$0.15	$0.17	$0.11	$0.08
Diluted	0.15	0.16	0.11	0.08

The basic and diluted income per common share for each respective three month period is calculated independently. Therefore, the sum of the periods does not necessarily total the full year net income or loss per common share.

19. Subsequent Events

On April 2, 2018, the minority shareholder of our Sumac business unit provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest to the Company. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the twelve months ending March 31, 2018. We estimate that Thermon will pay $6,000 to purchase the 12.5% Sumac equity interest which is expected to be completed in June 2018.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2018, our internal control over financial reporting is effective.
The Company acquired CCI during fiscal 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, CCI’s internal control over financial reporting whose financial statements reflect 35 percent of total assets (of which approximately 24 percent represents goodwill and intangible assets included within the scope of the assessment) and 13 percent of total revenues of the related consolidated financial statement amounts of Thermon as of and for the year ended March 31, 2018.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2018 included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. The report is included in Item 8 in this annual report.
Changes in Internal Control

There have been no changes in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated herein by reference to the "Directors and Executive Officers" section of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled "Corporate Governance-Committees of the Board" and "Audit Committee Report" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2018 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2018. Specifically, the table provides information regarding our 2010 Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	367,571	(3)	1,637,491
Equity plans not approved by security holders (4)	252,202	$5.44	—

(1)	Excludes securities reflected in the column entitled "Number of securities to be issued upon exercise of outstanding equity awards."

(2)
On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)
At March 31, 2018, the Company had outstanding under the LTIP: (i) 115,369 stock options, with a weighted average exercise price of $17.16, (ii) 229,112 unvested restricted stock units, with a weighted average grant date fair value of $19.55, and (iii) 159,256 performance units (assuming satisfaction of the performance metric at target and 318,512 at maximum), with a weighted average grant date fair value of $20.30.

(4)
The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (the "2010 Plan") was approved by our board of directors on July 28, 2010. The 2010 Plan authorized the issuance of 2,767,171 equity awards and provides for the grant of non-qualified stock options and restricted stock. In connection with our May 2011 IPO, all 2,757,524 of the unvested stock options that were then outstanding under the 2010 Plan became fully vested and exercisable. The 2010 Plan will terminate as of the earlier of (i) the date on which all equity awards under the 2010 Plan have been issued, (ii) the termination of the 2010 Plan by our board of directors, or (iii) the tenth anniversary of the effective date of the 2010 Plan; however, no further grants or equity awards will be made under the 2010 Plan. Under the 2010 Plan, the compensation committee of our board of directors has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant. At March 31, 2018, the Company had outstanding under the 2010 Plan 252,202 non-qualified stock options, with a weighted average exercise price of $5.44.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.	Financial Statements: Included herein at pages 54 through 89

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

ITEM 16. FORM 10-K SUMMARY

None.
SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 30, 2018	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer, Senior Vice President, Finance and Assistant Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
May 30, 2018	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 30, 2018	Chief Financial Officer, Senior Vice President, Finance and Assistant Secretary	By:	/s/ Jay Peterson
	(Principal Financial and Accounting Officer)		Jay Peterson

May 30, 2018	Chairman of the Board	By:	/s/ Charles A. Sorrentino
Charles A. Sorrentino

May 30, 2018	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

May 30, 2018	Director	By:	/s/ Marcus J. George
Marcus J. George

May 30, 2018	Director	By:	/s/ Richard E. Goodrich
Richard E. Goodrich

May 30, 2018	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

May 30, 2018	Director	By:	/s/ John T. Nesser III
John T. Nesser III

May 30, 2018	Director	By:	/s/ Michael W. Press
Michael W. Press

May 30, 2018	Director	By:	/s/ Stephen A. Snider
Stephen A. Snider

EXHIBIT INDEX

Exhibit Number	Description

2.1+
Share Purchase Agreement, dated October 3, 2017, by and among 2071827 Alberta Ltd., Camary Holdings Ltd. and Rocor Holdings Ltd. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2017)

2.2+
Employee Share Agreement, dated October 3, 2017, by 2071827 Alberta Ltd. and certain current and former employee shareholders of CCI Thermal Technologies Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on October 10, 2017)

2.3
Real Property Agreement, dated October 30, 2017, by and between 2071827 Alberta Ltd. and Whitemud Place Properties (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed on November 3, 2017)

3.1
Second Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of May 10, 2011 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 13, 2011)

3.2
Amended and Restated Bylaws of Thermon Group Holdings, Inc., effective as of June 15, 2017 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on June 16, 2017)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 1, 2011)

10.1
Credit Agreement, dated October 30, 2017, by and among Thermon Group Holdings, Inc., Thermon Holding Corp, Thermon Canada Inc., and the several lenders from time to time parties hereto, Bank of Montreal and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 3, 2017)

10.2
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.3
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (File No. 333-172007 filed on April 1, 2011)

10.4
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.5
Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)*

10.6
Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)*

10.7
Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-168915) of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)*

10.8	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)*

10.9
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)*

10.10
Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.11
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

Exhibit Number	Description

10.13
Third Amended and Restated Employment Agreement, effective as of April 27, 2015 between Rodney Bingham and Thermon Holding Corp. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 28, 2015)*

10.14
Third Amended and Restated Employment Agreement, effective as of April 1, 2015 between George Alexander and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 1, 2015)*

10.15
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.16
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed May 8, 2014)*

10.17
Employment Agreement, effective as of April 27, 2015 between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 28, 2015)*

10.18
Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on February 2, 2011)*

10.19
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 1, 2011)*

10.20
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-172007) of the registrant filed on April 13, 2011)*

10.21
Form of Employee Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2012)*

10.22	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)*

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

10.25
Employment Agreement, effective as of April 1, 2016, between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 13, 2016)*

10.26
Form of Employee Adjusted EBITDA Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on May 31, 2016)*

10.27
Form of Employee RTSR Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)*

10.28
Form of Employee Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (effective as of fiscal 2017) (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)*

10.29	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)*

21.1**	Subsidiaries of Thermon Group Holdings, Inc.

23.1**	Consent of KPMG LLP

31.1**	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jay Peterson, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1**	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Jay Peterson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*                                         Management contract and compensatory plan or arrangement

**     Filed herewith