Form 10-K/A
period 2018-03-31
Thermon Group Holdings, Inc.
filed 2018-06-08
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed by Thermon Group Holdings, Inc. (the “Company” or “Thermon”) solely for the purpose of correcting a typographical error in the report of KPMG LLP (“KPMG”) contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on May 30, 2018 (the “Original 10-K”).  The changes do not in any way change the conclusions expressed by KPMG in its report included in the Original 10-K.  In addition, Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 are being amended with this Amendment No. 1 to include currently-dated versions of the KPMG consent and certifications of the Chief Executive Officers and Chief Financial Officer of the Company.

For ease of reference, this Amendment No. 1 restates the Original 10-K in its entirety, making only the amendments described above.  Except as described above, this Amendment No. 1 does not otherwise amend, update or change any other information or disclosure contained in the Original 10-K or change any previously reported financial results.  This Amendment No. 1 speaks only as of the date of the Original 10-K and does not reflect any events that may have occurred subsequent to the date of the Original 10-K.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three year period ended March 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
We have audited Thermon Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes, (collectively, the consolidated financial statements), and our report dated May 30, 2018, expressed an unqualified opinion on those consolidated financial statements.
The Company acquired CCI Thermal Technologies Inc. during fiscal 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, CCI Thermal Technologies Inc.’s internal control over financial reporting whose financial statements reflect 35 percent of total assets (of which approximately 24 percent represents goodwill and intangible assets included within the scope of the assessment) and 13 percent of total revenues of the related consolidated financial statement amounts of Thermon Group Holdings, Inc. as of and for the year ended March 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CCI Thermal Technologies Inc.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: June 8, 2018	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer, Senior Vice President, Finance and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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