Form 10-Q
period 2018-06-30
Thermon Group Holdings, Inc.
filed 2018-08-08
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-35159

THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2228185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Thermon Drive, San Marcos, Texas 78666
(Address of principal executive offices)

(512) 396-5801
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

As of August 7, 2018, the registrant had 32,560,632 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,118	$33,879
Investments	152	1,022
Accounts receivable, net of allowance for doubtful accounts of $1,207 and $1,231 as of June 30, 2018 and March 31, 2018, respectively	82,606	94,411
Inventories, net	69,300	63,829
Contract assets	20,528	16,114
Prepaid expenses and other current assets	8,556	9,054
Income tax receivable	2,545	1,885
Total current assets	214,805	220,194
Property, plant and equipment, net	73,710	74,485
Goodwill	207,484	210,566
Intangible assets, net	143,220	151,434
Deferred income taxes	3,157	3,425
Other long term assets	3,049	2,373
Total assets	$645,425	$662,477
Liabilities
Current liabilities:
Accounts payable	$24,547	$22,995
Accrued liabilities	15,524	22,810
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	5,519	—
Contract liabilities	6,077	8,143
Income taxes payable	551	5,952
Total current liabilities	54,718	62,400
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $7,664 and $7,967 as of June 30, 2018 and March 31, 2018, respectively	214,211	214,533
Deferred income taxes	32,108	34,252
Other non-current liabilities	7,773	10,439
Total liabilities	308,810	321,624
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,547,662 and 32,492,339 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	33	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	223,309	222,622
Accumulated other comprehensive loss	(44,808)	(36,541)
Retained earnings	151,817	148,812
Total Thermon Group Holdings, Inc. shareholders' equity	330,351	334,925
Non-controlling interests	6,264	5,928
Total equity	336,615	340,853
Total liabilities and equity	$645,425	$662,477
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Sales	$88,902	$51,736
Cost of sales	49,173	27,922
Gross profit	39,729	23,814
Operating expenses:
Marketing, general and administrative and engineering	25,712	19,317
Amortization of intangible assets	5,777	2,939
Income from operations	8,240	1,558
Other income/(expenses):
Interest income	75	153
Interest expense	(3,603)	(802)
Other expense	(118)	32
Income before provision for income taxes	4,594	941
Income tax expense	1,216	227
Net income	$3,378	$714
Income attributable to non-controlling interests	336	235
Net income available to Thermon Group Holdings, Inc.	$3,042	$479
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$3,042	$479
Foreign currency translation adjustment	(8,264)	5,719
Derivative valuation, net of tax	—	(2)
Comprehensive income (loss)	$(5,222)	$6,196
Net Income per common share:
Basic	$0.09	$0.01
Diluted	0.09	0.01
Weighted-average shares used in computing net income per common share:
Basic	32,501,280	32,370,013
Diluted	32,935,832	32,861,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Operating activities
Net income	$3,378	$714
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,056	4,652
Amortization of deferred debt issuance costs	318	89
Amortization of inventory step-up	173	—
Stock compensation expense	1,004	785
Deferred income taxes	534	(674)
Long term cross currency swap	(2,368)	—
Remeasurement loss on intercompany balances	2,336	319
Changes in operating assets and liabilities:
Accounts receivable	10,206	13,032
Inventories	(7,027)	(4,057)
Contract assets	(6,827)	(1,562)
Other current and noncurrent assets	(3,104)	(1,284)
Accounts payable	1,674	(2,442)
Accrued liabilities and noncurrent liabilities	(7,082)	(2,382)
Income taxes payable and receivable	(5,493)	(1,689)
Net cash provided by (used in) operating activities	(4,222)	5,501
Investing activities
Purchases of property, plant and equipment	(2,866)	(1,805)
Sale of rental equipment at net book value	81	4
Proceeds from sale of property, plant and equipment	—	8
Purchases of investments	—	(4,095)
Proceeds from the sale of investments	819	35,373
Net cash provided by (used in) investing activities	(1,966)	29,485
Financing activities
Proceeds from revolving credit facility	9,549	—
Payments on long term debt and revolving credit facility	(4,625)	(5,063)
Proceeds from exercise of stock options	81	82
Repurchase of employee stock units on vesting	(398)	(163)
Benefit from excess tax deduction from option exercises	—	(54)
Lease financing	(62)	(70)
Net cash provided by (used in) financing activities	4,545	(5,268)
Effect of exchange rate changes on cash and cash equivalents	(1,118)	2,017
Change in cash and cash equivalents	(2,761)	31,735
Cash and cash equivalents at beginning of period	33,879	42,842
Cash and cash equivalents at end of period	$31,118	$74,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered industrial process heating solutions for process industries. Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. As a manufacturer, we provide a suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. On October 30, 2017, we, through a wholly-owned subsidiary, consummated the acquisition of 100% of the equity interests of CCI Thermal Technologies Inc., which was amalgamated with such subsidiary immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications. In addition to our thermal solution offerings, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2018. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2018 and March 31, 2018, and the results of our operations for the three months ended June 30, 2018 and 2017.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2018, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2019.

Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgment than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2018. Please refer to Note 13 "Revenue from Contracts with Customers" for further discussion, including the impact the adoption had on our condensed consolidated financial statements.

Financial Instruments- In January 2016, the FASB issued Accounting Standards Update 2016-01 “Financial Instruments-Overall” (Subtopic 825-10), which amends the guidance on the classification and measurement of financial instruments. The amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through earnings. The amendment also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the credit risk when an entity has elected the fair value option. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted for certain provisions of the accounting standards update. Upon adoption of the standard, an entity will be required to make a cumulative-effect adjustment to retained earnings as of the beginning of such reporting period. We adopted this standard effective April 1, 2018 and it did not have a material impact on our consolidated financial statements.

Leases - In February 2016, the FASB issued Accounting Standards Update 2016-02 “Leases” (Topic 842), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We have begun to evaluate the impact of this amended guidance on our financial position, results of operations, disclosures and internal controls but have not yet finalized our determination regarding the expected financial impact of this amended guidance. We plan to adopt Topic 842 in the first quarter of the fiscal year ending March 31, 2020.

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

Statement of Cash Flows- In August 2016, the FASB issued Accounting Standards Update 2016-15 “Statement of Cash Flows” (Topic 230), which amends Topic 230 of the accounting standards codification (ASC) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight types of cash flows, some of which we believe could or will impact our financial statements upon adoption, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. Under the guidance, cash payments for debt prepayment or extinguishment costs must be classified as cash outflows from financing activities. Contingent consideration payments that were not made soon after a business combination must be separated and classified in operating and financing activities. Cash payments up to the amount of the contingent consideration liability recognized as of the acquisition dates, including any measurement-period adjustments, should be classified in financing activities, while any excess cash payments should be classified in operating activities. Cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We adopted this standard effective April 1, 2018 and it did not have a material impact on our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2018 and March 31, 2018, no assets or liabilities were valued using Level 3 criteria.
Information about our investments and long-term debt that is not measured at fair value is as follows:

	June 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Certificates of deposits with maturities greater than 90 days	$152	$152	$1,022	$1,022	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$224,375	$224,375	$225,000	$225,000	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$5,519	$5,519	$—	$—	Level 2 - Market Approach
Long-term cross currency swap derivative contract (receivable)	$(814)	$(814)	$1,540	$1,540	Level 2 - Market Approach

At June 30, 2018 and March 31, 2018, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Investments
At June 30, 2018 and March 31, 2018, the Company maintained $152 and $1,022, respectively, of term deposit accounts at several foreign financial institutions with whom we have an established relationship. Maturities on these deposits are greater than 90 days and less than one year and accordingly are classified as investments. The Company concluded that since the interest rates for these term deposits are based on the quoted rates from the various financial institutions that the pricing is indirectly observable and has been classified as a Level 2 market approach.
Cross Currency Swap
The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $101,184 intercompany receivable from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At June 30, 2018, we recorded $814 of unrealized mark to market gain on the cross currency swap which is reported as "Other non-current liabilities", in the Condensed Consolidated Balance Sheet. The mark to market valuation has been determined by actual quoted prices (Level 2). For the three months ended June 30, 2018, the gain on the long-term cross currency swap derivative contract was offset by unrealized losses on the intercompany note of $2,130 for a net gain of $196.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2018 and March 31, 2018, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2018	March 31, 2018
Russian Ruble	$1,500	$2,416
Euro	1,000	750
Canadian Dollar	4,000	4,000
South Korean Won	3,000	10,500
Mexican Peso	200	200
Australian Dollar	650	850
Total notional amounts	$10,350	$18,716
The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2018		March 31, 2018
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$24	$131	$229	$25
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $95 and $47 in the three months ended June 30, 2018 and 2017, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2018 and 2017, our net foreign currency transactions were losses of $75 and $20, respectively.
3. Acquisitions
THS acquisition
On October 30, 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $262,415 CAD (approximately $204,596 USD at the exchange rate as of October 30, 2017) in cash (such purchase price inclusive of final working capital adjustments). Such subsidiary and CCI Thermal Technologies Inc. amalgamated immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. We believe we will be able to leverage our existing global sales force to further expand the reach of THS's product offerings. We recognized $85,637 of goodwill in connection with the THS acquisition.
The following table details the purchase price of the THS acquisition:

Consideration to or on behalf of sellers	$204,596
Fair value of total consideration transferred	204,596
The Company is in the process of obtaining all necessary information required to complete the THS acquisition accounting. Pending matters principally include receipt of final valuation estimates on acquired intangible and tangible assets, and final review of tax related matters. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed:

Assets acquired:
Cash	$1,534
Accounts receivable	14,351
Inventories	20,085
Other current assets	1,181
Property, plant and equipment	29,464
Identifiable intangible assets	79,002
Goodwill	85,637
Total assets	231,254
Liabilities assumed:
Current liabilities	6,832
Other non-current liabilities	500
Non-current deferred tax liability	19,326
Total liabilities	26,658
Total consideration	$204,596

In total, $4,093 of transaction costs were incurred related to the THS acquisition, all of which were incurred prior to the three months ended June 30, 2018. During the three months ended June 30, 2018, we finalized the working capital adjustment related to the THS acquisition, and accordingly, recorded an adjustment to goodwill in the amount of $481 and recorded other minor adjustments to current liabilities.

Our provisional estimate of identifiable intangible assets at June 30, 2018 that were related to the THS acquisition, inclusive of currency translation adjustments for the period, consisted of the following:

	Amortization period	Gross Carrying Amount at June 30, 2018	Accumulated Amortization	Net Carrying Amount at June 30, 2018	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018

Products	10 Years	$63,266	$4,218	$59,048	$64,611	$2,692	$61,919
Customer relationships	17 Years	10,923	428	10,495	11,155	273	10,882
Backlog	1 Year	3,163	2,109	1,054	3,230	1,346	1,884
Total		$77,352	$6,755	$70,597	$78,996	$4,311	$74,685

The weighted average useful life of acquired finite lived intangible assets related to THS acquisition is 10.6 years.

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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three months ended June 30, 2018 and 2017, respectively, are as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$3,042	$479
Weighted-average common shares outstanding	32,501,280	32,370,013
Basic net income per common share	$0.09	$0.01

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$3,042	$479
Weighted-average common shares outstanding	32,501,280	32,370,013
Common share equivalents:
Stock options	215,037	203,769
Restricted and performance stock units	219,515	287,421
Weighted average shares outstanding – dilutive (1)	32,935,832	32,861,203
Diluted net income per common share	$0.09	$0.01
(1) For the three months ended June 30, 2018 and 2017, 5,767 and 48,514 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
5. Inventories
Inventories consisted of the following:

	June 30, 2018	March 31, 2018
Raw materials	$34,710	$31,516
Work in process	6,868	7,186
Finished goods	29,741	27,204
	71,319	65,906
Valuation reserves	(2,019)	(2,077)
Inventories, net	$69,300	$63,829

6. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of June 30, 2018 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2018	$52,016	$128,767	$21,159	$8,624	$210,566
Adjustments to purchase price allocation	—	481	—	—	481
Foreign currency translation impact	—	(2,453)	(1,110)	—	(3,563)
Balance as of June 30, 2018	$52,016	$126,795	$20,049	$8,624	$207,484

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. No triggering events were identified during the period ended June 30, 2018 which indicated the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2018	Accumulated Amortization	Net Carrying Amount at June 30, 2018	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018
Products	$63,267	$4,236	$59,031	$64,611	$2,719	$61,892
Trademarks	45,360	870	44,490	46,156	832	45,324
Developed technology	9,978	4,156	5,822	10,160	4,106	6,054
Customer relationships	111,867	79,517	32,350	113,378	77,646	35,732
Certifications	450	—	450	458	—	458
Other	5,791	4,714	1,077	5,863	3,889	1,974
Total	$236,713	$93,493	$143,220	$240,626	$89,192	$151,434

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2018	March 31, 2018
Accrued employee compensation and related expenses	$9,603	$16,449
Accrued interest	1,072	1,154
Customer prepayment	886	519
Warranty reserve	298	300
Professional fees	1,918	1,854
Sales tax payable	645	1,546
Other	1,102	988
Total accrued current liabilities	$15,524	$22,810
8. Short-Term Revolving Credit Facilities

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $4,672 at June 30, 2018). The facility is collateralized by such subsidiary's receivables, inventory, equipment, furniture and real estate. No amounts were outstanding under this facility at June 30, 2018 or March 31, 2018.
The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 Rupees (equivalent to $1,167 at June 30, 2018). The facility is collateralized by such subsidiary's receivables, inventory, real estate, a letter of credit and cash. No amounts were outstanding under this facility at June 30, 2018 or March 31, 2018.
The Company’s subsidiary in Australia has a revolving credit facility in the amount of $230 Australian Dollars (equivalent to $170 at June 30, 2018). The facility is collateralized by such subsidiary's real estate. No amounts were outstanding under this facility at June 30, 2018 or March 31, 2018.
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” the Company had $5,519 million in outstanding borrowings during the three months ended June 30, 2018. There were no outstanding borrowings at March 31, 2018.
9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2018	March 31, 2018
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $7,664 and $7,967 as of June 30, 2018 and March 31, 2018, respectively.	$216,711	$217,033
Less current portion	(2,500)	(2,500)
Total long-term debt	$214,211	$214,533

Senior Secured Credit Facility
On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the US Borrower, the “Borrowers”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the "Agent"), that provides for a $250,000 seven-year term loan B facility made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower, which we refer to collectively as our “credit facility”. The proceeds of the term loan B were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the THS acquisition and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS acquisition and the credit facility.
Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided that, following the completion of the fiscal quarter ending March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum. Following the completion of the fiscal quarter ending March 31, 2018, the commitment fee will be determined based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan began amortizing in equal quarterly installments of 0.25% of the $250,000 term loan, with the payment of the balance at maturity. The US Borrower will be able to voluntarily prepay the principal of the term loan without penalty or premium (subject to breakage fees) at any time in whole or in part after April 30, 2018. The US Borrower is required to repay the term loan with certain asset sale and insurance proceeds, certain debt proceeds and, commencing for the fiscal year ending March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0 and 0% if the Company’s leverage ratio is less than 3.5 to 1.0).
Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
At June 30, 2018, we had $5,519 in outstanding borrowings under our revolving credit facility. The interest rate on outstanding revolving credit facility borrowings on June 30, 2018 was 7.25%. As of June 30, 2018, we had $49,600 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). Commencing April 1, 2018, the Company will be required to make quarterly principal payments of the term loan of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan facility on October 30, 2024.
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of June 30, 2018, we were in compliance with all financial covenants of the credit facility.
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

10. Related-Party Transactions

In connection with the Sumac Fabrication Co. Ltd. ("Sumac") transaction, one of the former Sumac principals (the "Minority Shareholder") retained 25% of the equity interest of the Sumac business unit. This individual is employed by the Company and serves as the general manager of the Sumac business unit. During fiscal 2017, this individual, together with the two other former principals of Sumac, who are not employed by the Company were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.

On April 2, 2018, the Minority Shareholder of our Sumac business unit provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest to the Company. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the twelve months ending March 31, 2018. The Company paid $5,687 to purchase the 12.5% minority equity interest, and such transaction was completed in the second quarter of fiscal 2019.

11. Commitments and Contingencies

At June 30, 2018, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $24,940. Of this amount, $2,430 is secured by cash deposits at the Company’s financial institutions and an additional $4,882 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Included in prepaid expenses and other current assets at June 30, 2018 and March 31, 2018 was approximately $2,430 and $2,448, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $5,293 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of June 30, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At June 30, 2018, there were 354,643 options outstanding. For the three months ended June 30, 2018 and 2017, stock compensation expense was $1,004 and $785, respectively.
During the three months ended June 30, 2018, 89,114 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,098. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding. Additionally, during the three months ended June 30, 2018, we made a one-time grant to our named executive officers of 10,613 restricted stock units which will cliff vest on March 31, 2020. The total grant date fair value, as determined by the closing price of our common stock on the date of grant, was $250.  The expense will be recognized ratably over the vesting period.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $480. During the three months ended June 30, 2018, 5,212 fully vested common shares, were issued in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $115 for the three months ended June 30, 2018. The fair value of the awards is expensed on each grant date.

During the three months ended June 30, 2018, a target amount of 11,533 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $320. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2021, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2021. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 23,066 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the three months ended June 30, 2018, a target amount of 46,032 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2021. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,084. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 92,064 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited. Additionally, during the three months ended June 30, 2018, we made a one-time grant to our named executive officers of a target amount of 10,613 performance stock units based on the adjusted EBITDA contribution of the acquired THS operations for the period beginning on October 30, 2017, the closing date of the THS acquisition, and ending on March 31, 2020.  The total grant date fair value, as determined by the closing price of our common stock on the date of grant, was $250.  The expense will be recognized ratably over the vesting period. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 15,920 in the aggregate. Shares that are not awarded after the end of the performance period will be forfeited.

13. Revenue from Contracts with Customers

On April 1, 2018, we adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” ("ASC Topic 606") using the modified retrospective method and applying ASC Topic 606 to all revenue contracts with customers which were not completed as of the date of adoption. Results for reporting periods beginning after April 1, 2018 are presented under ASC Topic 606. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under ASC Topic 605, “Revenue Recognition.” As a result of the adoption, the cumulative impact to our retained earnings at April 1, 2018 was immaterial and such impact primarily related to the accounting for certain engineering services revenue related to projects on existing facilities that will now be deferred, until delivery of product, as a fulfillment obligation. Additionally, we expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
For purposes of calculating the cumulative transition adjustment the amended guidance has been applied to all contracts at the initial application date.
The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. ASC Topic 606 requires more judgment than previous guidance, as management will need to consider the terms of the contract and all relevant facts and circumstances when applying the revenue recognition standard. Management performs the following five steps when applying the revenue recognition standard: (i) identify each contract with customers, (ii) identify each performance obligation in the contracts with customers, (iii) estimate the transaction price (including any variable consideration), (iv) allocate the transaction price to each performance obligation and (v) recognize revenue as each performance obligation is satisfied.
Description of product and service offerings and revenue recognition policies
We principally provide a (i) suite of products (heating units, heating cables, tubing bundles and control systems) and (ii) services including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with our products sales are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee turnkey solutions consisting of products and services under which the related performance obligations and are satisfied over time.
In addition, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Revenues associated with the rental of the temporary power products have historically been less than 5% of our total revenues are recognized under ASC Topic 840, "Leases".
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring such goods or providing such services. We account for a contract when a customer provides us with a firm purchase order or other contract that identifies the goods or services to be provided, the payment terms for those services, and when collectability of the consideration due is probable. Generally, our payment terms do not exceed 30 days.

Performance obligations
A performance obligation is a promise to provide the customer with a good or service. At contract inception, the Company will assess the goods or services promised in the contract with a customer and shall identify as a performance obligation each promise to transfer to the customer either: (i) a good or service (or a bundle of goods or services) or (ii) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. For contracts with multiple performance obligations, standalone selling price is generally readily observable.
Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 76% of our revenue for the three months ended June 30, 2018.

Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 24% of our revenue for the three months ended June 30, 2018.

For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.

Our turnkey projects, or fixed fee projects, offer our customers a comprehensive solution for heat tracing from the initial planning stage through engineering/design, manufacture, installation and final proof-of-performance and acceptance testing. Turnkey services also include project planning, product supply, system integration, commissioning and on-going maintenance. Turnkey solutions, containing multiple deliverables, are customer specific and do not have an alternative use and present an unconditional right to payment, and thus are treated as a single performance obligation with revenues recognized over time as work progresses.

For revenue recognized under fixed fee turnkey contracts, we measure the costs incurred that contribute towards the satisfaction of our performance obligation as a percentage of the total estimated cost of production (the “cost-to-cost method”), and we recognize a proportionate amount of contract revenue, as the cost-to-cost method appropriately depicts performance towards satisfaction of the performance obligation. Changes to the original cost estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profits are adjusted using the cumulative catch-up method for revisions in estimated contract costs. These reviews have not resulted in significant adjustments to our results of operations.

At June 30, 2018, revenues associated with our open performance obligations totaled $150,177, representing our combined backlog and deferred revenue. Within this amount, approximately $23,906 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months. During the three months ended June 30, 2018, we recognized approximately $20,168 of revenues associated with partially satisfied performance obligations as of April 1, 2018.

Pricing and sales incentives

Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. Generally, we do not enter into sales contracts with customers that offer sales discounts or incentives.

Optional exemptions, practical expedients and policy elections

We expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year.

The Company has elected to treat shipping and handling activities as a cost of fulfillment rather than a separate performance obligation.

The Company has elected to exclude all sales and other similar taxes from the transaction price. Accordingly, the Company presents all collections from customers for these taxes on a net basis, rather than having to assess whether the Company is acting as an agent or a principal in each taxing jurisdiction.

The Company adopted ASC Topic 606 as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company utilized the practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.

Contract Assets and Liabilities

Contract assets and liabilities are presented on our condensed consolidated balance sheet. Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. We typically receive progress payments on sales under long-term contracts as work progresses, although for some contracts, we may be entitled to receive an advance payment.
Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Contract Assets	Contract Liabilities
Balance as of April 1, 2018	$16,114	$(8,143)

Additions	18,623	(9,720)
Billed amounts transferred to accounts receivable	(14,209)	—
Transfer to revenues as earned	—	11,786
Total activity	$4,414	$2,066

Balance as of June 30, 2018	$20,528	$(6,077)

The $4,414 increase in contract assets from March 31, 2018 to June 30, 2018 was primarily the result of timing of progress payments under long-term contracts. The majority of our contract liabilities at March 31, 2018 were recognized in revenue as of June 30, 2018. There were no impairment losses recognized on our contract assets for the three months ended June 30, 2018.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers is as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States	$14,819	$16,810	$31,629	$10,217	$13,334	$23,551
Canada	26,846	1,782	28,628	11,884	215	12,099
Europe	19,611	1,192	20,803	8,862	1,755	10,617
Asia	6,065	1,777	7,842	4,093	1,376	5,469
Total revenues	$67,341	$21,561	$88,902	$35,056	$16,680	$51,736

14. Income Taxes
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
Our global anticipated annual effective income tax rate before discrete events was 27% and 25% for the three months ended June 30, 2018 and June 30, 2017, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
Within the calculation of our estimated effective tax rate for the year ended March 31, 2018 as well as for the three months ended June 30, 2018, we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the Financial Accounting Standards Board and/or various other taxing jurisdictions.  The estimate for the year ended March 31, 2018 included a Transition Tax of $5,126 that will be paid over eight years. As of June 30, 2018, our final estimate of the Transition Tax remains pending and will be completed before December 15, 2018 with the completion of the U.S. tax return for the year ended March 31, 2018. Provisions of the Tax Act include additional U.S. taxes applicable to our foreign operations such as the global intangible low taxed income (“GILTI”) tax. At June 30, 2018, the regulations for GILTI tax have not been released by the U.S. Treasury. We are currently in the process of accessing the impact of the GILTI tax within our global operations and have made estimates of the impact. Future adjustments to the estimates will be recorded as adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.
15. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: the United States, Canada, Europe and Asia. Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp, IPI and Sumac. THS (formerly known as CCI) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our United States and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our Europe and United States reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from Sumac will comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Sales to External Customers:
United States	$31,629	$23,551
Canada	28,628	12,099
Europe	20,803	10,617
Asia	7,842	5,469
	$88,902	$51,736
Inter-Segment Sales:
United States	$11,929	$9,582
Canada	1,053	1,464
Europe	1,105	361
Asia	145	373
	$14,232	$11,780
Depreciation Expense:
United States	$1,120	$986
Canada	1,010	605
Europe	109	90
Asia	40	32
	$2,279	$1,713
Amortization Expense:
United States	$1,505	$1,504
Canada	3,649	840
Europe	357	329
Asia	266	266
	$5,777	$2,939
Income (loss) from operations:
United States	$2,736	$(1,047)
Canada	3,285	3,448
Europe	2,648	(146)
Asia	896	462
Unallocated:
Stock compensation	(1,004)	(785)
Public company costs	(321)	(374)
	$8,240	$1,558

	June 30, 2018	March 31, 2018
Property, plant and equipment, net:
United States	$37,178	$37,112
Canada	32,527	33,076
Europe	3,329	3,567
Asia	676	730
	$73,710	$74,485
Total Assets:
United States	$211,707	$213,099
Canada	304,491	317,635
Europe	88,433	89,379
Asia	40,794	42,364
	$645,425	$662,477

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2018 and 2017 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2018 and 2017 as “YTD 2019” and “YTD 2018,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations expressed in such forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to bid and win new contracts; (v) competition from various other sources providing similar heat tracing products and services, or alternative technologies, to customers; (vi) changes in relevant currency exchange rates; (vii) potential liability related to our products as well as the delivery of products and services; (viii) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations; (ix) our ability to protect data and thwart potential cyber attacks; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) a material disruption at any of our manufacturing facilities; (xii) our dependence on subcontractors and suppliers; (xiii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xiv) our ability to attract and retain qualified management and employees, particularly in our overseas markets; and (xv) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 filed with the SEC on June 8, 2018 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2019 and YTD 2018, approximately 64% and 55% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, THS offers a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries which subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. THS has been excluded from the MRO/UE and Greenfield calculations as substantially all of THS's revenue would be classified as MRO/UE under these definitions.
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2018 was $144.1 million, inclusive of $29.0 million for THS, as compared to $159.6 million at March 31, 2018. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on June 8, 2018 and elsewhere in this quarterly report and those described below:

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended June 30,*
	2018	2017
Greenfield	45%	28%
MRO/UE	55%	72%
* THS has been excluded from the table above. Substantially all of THS's revenue would be classified as MRO/UE under the current definitions.
We believe that our analysis of Greenfield and MRO/UE is an important measure to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new capital projects as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years. THS has been excluded from MRO/UE calculations to enhance comparability across periods as substantially all of THS's revenue would be classified as MRO/UE.
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2019 and YTD 2018, MRO/UE sales comprised approximately 55% and 72% of our consolidated revenues, respectively (excluding THS). A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

•
Seasonality of MRO/UE revenues. Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues for the core heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Events-Acquisition of CCI Thermal Technologies Inc. On October 30, 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies, Inc. and certain related real estate assets for $262.0 million CAD (approximately $204.2 million USD at the exchange rate as of October 30, 2017) in cash. Such subsidiary and CCI Thermal Technologies, Inc. amalgamated immediately after the closing of the acquisition to form THS, an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. The THS acquisition was funded in part by a new $250.0 million senior secured term loan B facility that was consummated on October 30, 2017.

Results of Operations (Three-month periods ended June 30, 2018 and 2017)
The following table sets forth our consolidated statements of operations for the three months ended June 30, 2018 and 2017 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/(Decrease)
	(dollars in thousands)
	2018	2017	$	%
Consolidated Statements of Operations Data:
Sales	$88,902	$51,736	$37,166	72%
Cost of sales	49,173	27,922	21,251	76%
Gross profit	$39,729	$23,814	$15,915	67%
Gross margin %	44.7%	46.0%
Operating expenses:
Marketing, general and administrative and engineering	$24,708	$18,532	$6,176	33%
Stock compensation expense	1,004	785	219	28%
Amortization of intangible assets	5,777	2,939	2,838	97%
Income from operations	$8,240	$1,558	$6,682	429%
Interest expense, net:
Interest income	75	153	(78)	(51)%
Interest expense	(3,285)	(713)	(2,572)	361%
Amortization of debt costs	(318)	(89)	(229)	257%
Interest expense, net	(3,528)	(649)	(2,879)	444%
Other income (expense)	(118)	32	(150)	(469)%
Income before provision for income taxes	$4,594	$941	$3,653	388%
Income tax expense	1,216	227	989	436%
Net income	$3,378	$714	$2,664	373%
Income attributable to non-controlling interests (1)	336	235	101	(43)%
Net income available to Thermon Group Holdings, Inc.	$3,042	$479	$2,563	535%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction.

Three Months Ended June 30, 2018 (“YTD 2019”) Compared to the Three Months Ended June 30, 2017 (“YTD 2018”)
Revenues. Revenues for YTD 2019 were $88.9 million, compared to $51.7 million for YTD 2018, an increase of $37.2 million or 72%. The increase in revenue is mostly due to the THS acquisition, which contributed $18.8 million of additional revenue for YTD 2019. Our sales mix (excluding THS) in YTD 2019 was 45% Greenfield and 55% MRO/UE, as compared to 28% Greenfield and 72% MRO/UE in YTD 2018. Greenfield revenue is historically at or near 40% of our total revenue. Accordingly, the proportion of Greenfield revenues in YTD 2018 were lower than historical averages. Project delays are primarily at the discretion of our customers and related to Greenfield projects.
As compared to YTD 2018, YTD 2019 revenue grew in all of our segments. Canada revenues increased by $16.5 million, or 137%, as compared to YTD 2018. The THS acquisition contributed $16.2 million of the overall Canada revenue increase. Additionally, within our Canadian segment, we continue to see increased demand for MRO/UE, and improvement in the overall market conditions within Canada. YTD 2019 revenues in the United States increased $8.1 million or 34%. United States revenues were impacted by increasing Greenfield revenues, which is primarily attributable to favorable Greenfield project timing relative to the project delays experienced during the YTD 2018 period. United States MRO/UE revenues remained generally flat as compared to YTD 2018. Additionally, the THS acquisition contributed $2.6 million of the overall United States revenue increase. YTD 2019 revenue in Europe increased by $10.2 million or 96%. Our Asia segment revenue increased by $2.4 million or 43% in YTD 2019 as compared to YTD 2018. The increases in both Europe and Asia YTD 2019 revenue were primarily attributable to growth in Greenfield revenues as a result of improved market conditions and increased demand.
Gross profit and margin. Gross profit totaled $39.7 million in YTD 2019, compared to $23.8 million in YTD 2018, an increase of $15.9 million or 67%. The increase is due to higher YTD 2019 sales which include the THS revenue contribution, partially offset by a slight decrease in overall gross margins. Gross margins were 44.7% and 46.0% in YTD 2019 and YTD 2018, respectively. Our YTD 2018 gross margins were within our historical average range of 45%-50%, whereas our YTD 2019 gross margins were slightly below this range. Our YTD 2019 gross margins were impacted by a product mix that included more Greenfield sales, which generally have lower gross margins than our MRO sales due to a higher mix of third-party manufactured products and installation labor related costs. Based on our existing definition of Greenfield and MRO/UE, substantially all of the THS revenue in YTD 2019 would be classified as MRO/UE.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $24.7 million in YTD 2019, compared to $18.5 million in YTD 2018, an increase of $6.2 million or 33%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 27.8% and 35.8% in YTD 2019 and YTD 2018, respectively.
The increase in YTD 2019 marketing, general and administrative and engineering costs is primarily attributable to the THS acquisition. In YTD 2019, the three months of operations of THS contributed $4.6 million of marketing, general and administrative and engineering expense. Additionally, during YTD 2019, we incurred $0.8 million of expenses relating to the consolidation of our operating footprint in Canada, and our accrual for annual incentive (including THS) was $1.8 million higher compared to YTD 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $1.0 million and $0.8 million in YTD 2019 and YTD 2018, respectively. For the remainder of fiscal year 2019, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $5.8 million in YTD 2019 and $2.9 million in YTD 2018. The acquired intangible assets of THS accounted for $2.8 million in amortization in YTD 2019.  For the remainder of fiscal year 2019, we estimate our future quarterly amortization expense will be approximately $5.8 million with the inclusion of the THS acquisition.
Interest expense, net. Interest expense, net, was $3.5 million in YTD 2019, compared to $0.6 million in YTD 2018, an increase of $2.9 million. Interest expense on outstanding long-term debt principal increased $2.5 million and amortization of deferred debt costs increased $0.2 million in YTD 2019 as compared to YTD 2018 due to our new $250.0 million senior secured term loan B credit facility incurred to finance in part the THS acquisition (see Note 9, "Long-Term Debt", for additional information on our term loan B credit facility and other long-term debt).
Other income and expense. Other expense was $0.1 million and $0.0 million in YTD 2019 and YTD 2018, respectively, an increase of $0.2 million.
Income taxes.  Income tax expense was $1.2 million in YTD 2019 on pre-tax income of $4.6 million compared to income tax expense of $0.2 million in YTD 2018 on pre-tax net income of $0.9 million, an increase of $1.0 million. Our effective tax rate was 26.5% and 24.1% in YTD 2019 and YTD 2018, respectively.
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
    Our global anticipated annual effective income tax rate before discrete events was 27% and 24% for the three months ended June 30, 2018 and June 30, 2017, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
Provisions of the Tax Act include additional US taxes applicable to our foreign operations such as the global intangible low taxed income (“GILTI”) tax. We are currently in the process of accessing the impact of the GILTI tax within our global operations and have made estimates of the impact within our estimated tax rate for the three months ended June 30, 2018. Future adjustments to the estimates will be recorded as adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $3.0 million in YTD 2019 as compared to $0.5 million in YTD 2018, an increase of $2.6 million or 535%. The increase in YTD 2019 net income is primarily due to a $15.9 million increase in gross profit, partially offset by (i) a $6.2 million increase in marketing, general and administrative and engineering expense due to the THS operations and THS acquisition-related expenses, (ii) $2.8 million in increased amortization expense as a result of the THS acquired intangible assets, (iii) an increase of $2.9 million in interest expense and amortization of deferred debt costs relating to our new credit facility and (iv) a $1.0 million increase in income tax expense.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2018 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$224,375	$2,500	$5,000	$5,000	$211,875
Interest payments on variable rate term loan(2)	67,195	10,935	21,532	21,011	13,717
Borrowings under revolving credit facility(3)	5,519	5,519	—	—	—
Operating lease obligations(4)	20,053	3,362	5,418	4,115	7,158
Information technology services agreements(5)	400	303	76	21	—
Total	$317,542	$22,619	$32,026	$30,147	$232,750
__________________________________
(1)Consists of quarterly scheduled principal payments under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $208.8 million due at maturity in October 2024. Please see Note 9, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.
(2)     Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of June 30, 2018.
(3)    Consists of borrowings under our revolving line of credit facility. As of June 30, 2018, the interest rate on outstanding borrowings was 7.25%.
(4)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(5)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At June 30, 2018, we had in place standby letters of credit, bank guarantees and performance bonds totaling $24.9 million to support our various customer contracts. Our Indian subsidiary also has $5.3 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.

Cash and cash equivalents.  At June 30, 2018, we had $31.1 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $7.2 million, or 23%, of these amounts were held in domestic accounts with various institutions and approximately $23.9 million, or 77%, of these amounts were held in accounts outside of the United States with various financial institutions.
Investments. At June 30, 2018, we had $0.2 million in short-term certificates of deposits with maturities that range from 90 days to one year, and which are classified as investments. All of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At June 30, 2018, we had outstanding borrowings under our revolving credit facility of $5.5 million and $49.6 million of available capacity thereunder, after taking into account the borrowing base, outstanding borrowings and $4.9 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2018, we had $224.4 million of outstanding principal on our term loan B facility. Commencing April 1, 2018, we will be required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $208.8 million due at maturity of the term loan in October 2024.
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of June 30, 2018, we were in compliance with all financial covenants of the credit facility.
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

For the remainder of fiscal year 2019, we estimate we will invest approximately $6.5 million in property plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2019, we invested $0.3 million, net of dispositions, in Sumac for temporary power products that were or are expected to be deployed to our customers on a rental basis.
Net cash provided by (used in) operating activities totaled $(4.2) million and $5.5 million for YTD 2019 and YTD 2018, respectively, a decrease in net cash provided by operating activities of $9.7 million. The decrease was primarily attributable to a $17.3 million increase in cash used by working capital accounts, partially offset by an increase of $2.7 million in net income and a $4.9 million increase in non-cash reconciling items.
Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a use of cash of $6.8 million in YTD 2019 and a source of cash of $6.1 million in YTD 2018, an increase in the use of cash of $12.9 million in YTD 2019. During YTD 2019 and YTD 2018 accounts receivable decreased due to strong collections, representing a source of cash of $10.2 million and $13.0 million, respectively. In YTD 2019 our inventory balance increased due to higher revenues and for the build-up of inventory for future periods to prepare inventory for customers who perform preventative maintenance prior to the winter season, representing a use of cash of $7.0 million and in YTD 2018 our inventory increased by $4.1 million, representing a use of cash. Contract assets were a use of cash of $6.8 million and a use of cash of $1.6 million in YTD 2019 and YTD 2018, respectively, which is primarily attributed to timing of billings on our turnkey projects.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $5.4 million in YTD 2019 and a use of cash of $4.8 million in YTD 2018, an increase of $0.6 million. The increase in the use of cash in YTD 2019 is primarily due to the timing of vendor payments and annual incentive payments. Changes in our income taxes payable and receivable balances represented a use of cash of $5.5 million in YTD 2019 and a use of cash of $1.7 million in YTD 2018.
Net cash provided by (used in) investing activities totaled $(2.0) million and $29.5 million for YTD 2019 and YTD 2018, respectively, a comparative increase in the use of cash for investing activities of $31.5 million, which is the net effect of the following items. In YTD 2019 and YTD 2018, proceeds from the sale of cash deposit investments totaled $0.8 million and $35.4 million, respectively, reflecting a comparative $34.6 million decrease in the source of cash. During YTD 2018, the Company purchased $4.1 million in cash deposit investments reflecting a comparative source of cash of $4.1 million. In YTD 2019 and YTD 2018, the Company purchased $2.9 million and $1.8 million, respectively, of property, plant and equipment representing a comparative increase in the use of cash of $1.1 million. Included in total property, plant and equipment are net investments of $0.3 million and $0.4 million for rental equipment for our Sumac business during YTD 2019 and YTD 2018, respectively.
Net cash provided by (used in) financing activities totaled $4.5 million and $(5.3) million in YTD 2019 and YTD 2018, respectively, reflecting an increase in the source of cash of $9.8 million. The increase in the source of cash is primarily attributable to an increase in revolving credit facility borrowings of $9.5 million during YTD 2019. Additionally, term loan and revolver borrowing repayments decreased $0.4 million in YTD 2019 representing a comparative increase in the source of cash of $0.4 million. See Note 9, “Long-Term Debt” for additional information on our term loan B credit facility and revolving credit facility.
Off-Balance Sheet Arrangements
As of June 30, 2018, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Effect of Inflation
 While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by price increases of our products. We cannot assure you, however, that we will not be affected by general inflation in the future.
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 filed with the SEC on June 8, 2018 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 64% of our YTD 2019 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2019, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.1 million for YTD 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.1 million for YTD 2019. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.2 million for YTD 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.2 million for YTD 2019.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were a loss of $0.1 million and a gain of $20 thousand in YTD 2019 and YTD 2018, respectively.
As of June 30, 2018, we had approximately $10.4 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2019, we estimate that our sales were positively impacted by $2.1 million when compared to foreign exchange translation rates that were in effect in YTD 2018. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2019, we were mostly impacted by the depreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $8.3 million and gains of $5.7 million in YTD 2019 and YTD 2018, respectively, representing a comparative increase in foreign currency translation losses of $14.0 million. The comparative increase in YTD 2019 foreign currency translation losses is primarily due to the weakening of the Euro and Canadian dollar relative to the U.S. dollar. Conversely, in YTD 2018, the Euro and Canadian dollar strengthened against the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $101.2 million with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan B credit facility and revolving credit facility were 5.73% and 7.25%, respectively, as of June 30, 2018. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of June 30, 2018, we had $224.4 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $2.2 million increase or decrease in our annual interest expense.
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
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K/A for the year ended March 31, 2018 filed with the SEC on June 8, 2018.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 filed with the SEC on June 8, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2018.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 8, 2018	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements *

 __________________________________

*    Filed herewith