Form 10-Q
period 2018-09-30
Thermon Group Holdings, Inc.
filed 2018-11-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-35159

THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2228185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Thermon Drive, San Marcos, Texas _______________________________________78666
(Address of principal executive offices)_________________________________________(zip code)

(512) 396-5801
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, the registrant had 32,595,336 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,481	$33,879
Investments	—	1,022
Accounts receivable, net of allowance for doubtful accounts of $1,430 and $1,231 as of September 30, 2018 and March 31, 2018, respectively	82,538	94,411
Inventories, net	74,255	63,829
Contract assets	21,902	16,114
Prepaid expenses and other current assets	9,978	9,054
Income tax receivable	3,401	1,885
Total current assets	220,555	220,194
Property, plant and equipment, net of accumulated amortization of $36,163 and $34,234 as of September 30, 2018 and March 31, 2018, respectively	74,427	74,485
Goodwill	209,349	210,566
Intangible assets, net	139,187	151,434
Deferred income taxes	3,042	3,425
Other long term assets	3,718	2,373
Total assets	$650,278	$662,477
Liabilities
Current liabilities:
Accounts payable	$23,643	$22,995
Accrued liabilities	17,315	22,810
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	8,497	—
Contract liabilities	7,947	8,143
Income taxes payable	1,034	5,952
Total current liabilities	60,936	62,400
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $7,263 and $7,967 as of September 30, 2018 and March 31, 2018, respectively	210,987	214,533
Deferred income taxes	31,694	34,252
Other non-current liabilities	9,521	10,439
Total liabilities	313,138	321,624
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,591,409 and 32,492,339 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	33	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	217,691	222,622
Accumulated other comprehensive loss	(41,602)	(36,541)
Retained earnings	155,081	148,812
Total Thermon Group Holdings, Inc. shareholders' equity	331,203	334,925
Non-controlling interests	5,937	5,928
Total equity	337,140	340,853
Total liabilities and equity	$650,278	$662,477
 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017

Sales	$90,154	$61,631	$179,056	$113,367
Cost of sales	49,795	30,671	98,968	58,593
Gross profit	40,359	30,960	80,088	54,774
Operating expenses:
Marketing, general and administrative and engineering	26,191	20,521	51,903	39,838
Amortization of intangible assets	5,496	3,022	11,273	5,961
Income from operations	8,672	7,417	16,912	8,975
Other income/(expenses):
Interest income	48	239	123	392
Interest expense	(3,985)	(787)	(7,588)	(1,589)
Other expense	346	(103)	228	(71)
Income before provision for income taxes	5,081	6,766	9,675	7,707
Income tax expense	1,756	1,688	2,972	1,915
Net income	$3,325	$5,078	$6,703	$5,792
Income attributable to non-controlling interests	98	300	434	535
Net income available to Thermon Group Holdings, Inc.	$3,227	$4,778	$6,269	$5,257
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$3,227	$4,778	$6,269	$5,257
Foreign currency translation adjustment	3,206	7,563	(5,061)	13,281
Derivative valuation, net of tax	—	9	—	7
Comprehensive income	$6,433	$12,350	$1,208	$18,545
Net Income per common share:
Basic	$0.10	$0.15	$0.19	$0.16
Diluted	0.10	0.15	0.19	0.16
Weighted-average shares used in computing net income per common share:
Basic	32,571,432	32,408,143	32,536,499	32,412,819
Diluted	33,102,803	32,789,521	32,970,494	32,717,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Operating activities
Net income	$6,703	$5,792
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,826	9,544
Amortization of deferred debt issuance costs	734	174
Amortization of inventory step-up	172	—
Stock compensation expense	2,089	1,732
Deferred income taxes	(2,010)	(1,195)
Long term cross currency swap	(634)	—
Remeasurement loss on intercompany balances	1,800	122
Changes in operating assets and liabilities:
Accounts receivable	9,463	9,433
Inventories	(11,862)	(8,418)
Contract assets	(6,301)	(5,783)
Other current and noncurrent assets	(4,928)	(2,950)
Accounts payable	252	3,733
Accrued liabilities and noncurrent liabilities	(4,915)	539
Income taxes payable and receivable	(4,273)	171
Net cash provided by operating activities	2,116	12,894
Investing activities
Purchases of property, plant and equipment	(5,702)	(4,887)
Sale of rental equipment at net book value	522	169
Proceeds from sale of property, plant and equipment	23	8
Purchases of investments	—	(8,283)
Proceeds from the sale of investments	958	49,310
Net cash provided by (used in) investing activities	(4,199)	36,317
Financing activities
Proceeds from revolving credit facility	22,009	4,000
Payments on long term debt and revolving credit facility	(17,790)	(14,125)
Purchase of shares from non-controlling interests	(5,665)	—
Proceeds from exercise of stock options	233	106
Repurchase of employee stock units on vesting	(559)	(463)
Payments on lease financing	(122)	(125)
Net cash used in financing activities	(1,894)	(10,607)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,459)	2,283
Change in cash, cash equivalents and restricted cash	(5,436)	40,887
Cash, cash equivalents and restricted cash at beginning of period	36,327	44,293
Cash, cash equivalents and restricted cash at end of period	$30,891	$85,180
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2018. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2018 and March 31, 2018, and the results of our operations for the three and six months ended September 30, 2018 and 2017.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2018, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2019.

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

Leases - In February 2016, the FASB issued Accounting Standards Update 2016-02 “Leases” (Topic 842), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We have begun to evaluate the impact of this amended guidance on our financial position, results of operations, disclosures and internal controls but have not yet finalized our determination regarding the expected financial impact of this amended guidance. While we are unable to quantify the impact at this time, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right-of-use assets and lease obligations. We intend to complete a comprehensive internal review of all lease obligations by the end of the third quarter of the fiscal year ending March 31, 2019. We plan to adopt Topic 842 in the first quarter of the fiscal year ending March 31, 2020.

Statement of Cash Flows - In November 2016, the FASB issued Accounting Standards Update 2016-18, "Restricted Cash" ("Topic 230"), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows and requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Topic 230 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted Topic 230 during the current fiscal year, which resulted in an updated presentation of our statement of cash flows and enhanced disclosures. The following table provides a reconciliation of cash, cash equivalents, restricted cash included in prepaid expenses and other current assets and restricted cash included in other long term assets reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,
	2018	2017
Cash and cash equivalents	$28,481	$83,378
Restricted cash included in prepaid expenses and other current assets	1,759	1,324
Restricted cash included in other long term assets	651	478
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$30,891	$85,180

Amounts shown in restricted cash included in prepaid expenses and other current assets and other long term assets represent those required to be set aside by a contractual agreement, which contain cash deposits pledged as collateral on performance bonds and letters of credit. Amounts shown in restricted cash in other long term assets represent such agreements that require a commitment term longer than one year.

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

Statement of Cash Flows- In August 2016, the FASB issued Accounting Standards Update 2016-15 “Statement of Cash Flows” (Topic 230), which amends Topic 230 of the accounting standards codification (ASC) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight types of cash flows, some of which we believe could or will impact our financial statements upon adoption, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. Under the guidance, cash payments for debt prepayment or extinguishment costs must be classified as cash outflows from financing activities. Contingent consideration payments that were not made soon after a business combination must be separated and classified in operating and financing activities. Cash payments up to the amount of the contingent consideration liability recognized as of the acquisition dates, including any measurement-period adjustments, should be classified in financing activities, while any excess cash payments should be classified in operating activities. Cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We adopted this standard prospectively effective April 1, 2018 and it did not have a material impact on our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2018 and March 31, 2018, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value is as follows:

	September 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$220,750	$220,750	$225,000	$225,000	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$8,497	$8,497	$—	$—	Level 2 - Market Approach

At September 30, 2018 and March 31, 2018, the fair value of our variable rate term loan approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $89,539 intercompany receivable from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At September 30, 2018, we recorded $897 of unrealized mark-to-market loss on the cross-currency swap which is reported as "Other non-current liabilities", in the condensed consolidated balance sheet. The mark-to-market valuation has been determined by actual quoted prices (Level 2). For the six months ended September 30, 2018, the gain on the long-term cross currency swap derivative contract was offset by unrealized losses on the intercompany note of $385 for a net gain of $249.

Trade Related Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2018 and March 31, 2018, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2018	March 31, 2018
Russian Ruble	$1,159	$2,416
Euro	—	750
Canadian Dollar	4,000	4,000
South Korean Won	1,500	10,500
Mexican Peso	—	200
Australian Dollar	650	850
Total notional amounts	$7,309	$18,716
The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2018		March 31, 2018
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$53	$12	$229	$25
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were gains of $70 and losses of $85 in the three months ended September 30, 2018 and 2017, respectively, and losses of $25 and $132 for the six months ended September 30, 2018 and 2017, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended September 30, 2018 and 2017, our net foreign currency transactions were gains of $339 and losses of $135, respectively, and gains of $263 and losses of $115 for the six months ended September 30, 2018 and 2017, respectively.
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

As of September 30, 2018, the Company has determined there are no adjustments to the amounts below. The following table details the purchase price of the THS acquisition:

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

In total, $4,093 of transaction costs were incurred related to the THS acquisition, all of which were incurred prior to the six months ended September 30, 2018. During the six months ended September 30, 2018, we finalized the working capital adjustment related to the THS acquisition, and accordingly, recorded an adjustment to goodwill in the amount of $481 and recorded other minor adjustments to current liabilities.

Our provisional estimate of identifiable intangible assets at September 30, 2018 that were related to the THS acquisition, inclusive of currency translation adjustments for the period, consisted of the following:

	Amortization period	Gross Carrying Amount at September 30, 2018	Accumulated Amortization	Net Carrying Amount at September 30, 2018	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018

Products	10 Years	$64,356	$5,899	$58,457	$64,611	$2,692	$61,919
Customer relationships	17 Years	11,111	599	10,512	11,155	273	10,882
Backlog	1 Year	3,217	2,949	268	3,230	1,346	1,884
Total		$78,684	$9,447	$69,237	$78,996	$4,311	$74,685

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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and six months ended September 30, 2018 and 2017, respectively, are as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$3,227	$4,778	$6,269	$5,257
Weighted-average common shares outstanding	32,571,432	32,408,143	32,536,499	32,412,819
Basic net income per common share	$0.10	$0.15	$0.19	$0.16

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$3,227	$4,778	$6,269	$5,257
Weighted-average common shares outstanding	32,571,432	32,408,143	32,536,499	32,412,819
Common share equivalents:
Stock options	219,205	192,179	218,521	197,734
Restricted and performance stock units	312,166	189,199	215,474	106,822
Weighted average shares outstanding – dilutive (1)	33,102,803	32,789,521	32,970,494	32,717,375
Diluted net income per common share	$0.10	$0.15	$0.19	$0.16
(1) For the three and six months ended September 30, 2017, 52,252 and 47,999 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
5. Inventories

Inventories consisted of the following:

	September 30, 2018	March 31, 2018
Raw materials	$36,975	$31,516
Work in process	6,960	7,186
Finished goods	32,484	27,204
	76,419	65,906
Valuation reserves	(2,164)	(2,077)
Inventories, net	$74,255	$63,829

6. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of September 30, 2018 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2018	$52,016	$128,767	$21,159	$8,624	$210,566
Adjustments to purchase price allocation	—	481	—	—	481
Foreign currency translation impact	—	(464)	(1,234)	—	(1,698)
Balance as of September 30, 2018	$52,016	$128,784	$19,925	$8,624	$209,349
Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. No triggering events were identified during the period ended September 30, 2018 which indicated the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2018	Accumulated Amortization	Net Carrying Amount at September 30, 2018	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018
Products	$64,356	$5,899	$58,457	$64,611	$2,719	$61,892
Trademarks	45,490	921	44,569	46,156	832	45,324
Developed technology	10,012	4,291	5,721	10,160	4,106	6,054
Customer relationships	112,469	82,749	29,720	113,378	77,646	35,732
Certifications	452	—	452	458	—	458
Other	5,849	5,581	268	5,863	3,889	1,974
Total	$238,628	$99,441	$139,187	$240,626	$89,192	$151,434

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2018	March 31, 2018
Accrued employee compensation and related expenses	$11,951	$16,449
Accrued interest	1,104	1,154
Customer prepayment	320	519
Warranty reserve	300	300
Professional fees	1,695	1,854
Sales tax payable	999	1,546
Other	946	988
Total accrued current liabilities	$17,315	$22,810
8. Short-Term Revolving Credit Facilities
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” the Company had $8,497 in outstanding borrowings at September 30, 2018. There were no outstanding borrowings at March 31, 2018.
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2018	March 31, 2018
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $7,263 and $7,967 as of September 30, 2018 and March 31, 2018, respectively.	$213,487	$217,033
Less current portion	(2,500)	(2,500)
Total long-term debt	$210,987	$214,533

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
Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided that, following the completion of the fiscal quarter ending March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.
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
At September 30, 2018, we had $8,497 in outstanding borrowings under our revolving credit facility. The interest rate on outstanding revolving credit facility borrowings on September 30, 2018 was 4.74%. As of September 30, 2018, we had $46,587 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above).
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of September 30, 2018, we were in compliance with all financial covenants of the credit facility.
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

10. Related-Party Transactions

In connection with the Sumac Fabrication Co. Ltd. ("Sumac") transaction, one of the former Sumac principals (the "Minority Shareholder") retained 25% of the equity interest of the Sumac business unit. This individual is employed by the Company and serves as the general manager of the Sumac business unit. During fiscal 2017, this individual, together with the two other former principals of Sumac, who are not employed by the Company, were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.

On April 2, 2018, the Minority Shareholder of our Sumac business unit provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest to the Company, and such sale was completed and effective as of July 20, 2018. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the twelve months ending March 31, 2018. During the six months ended September 30, 2018, the Company paid $5,665 to purchase the 12.5% non-controlling interest.

11. Commitments and Contingencies
At September 30, 2018, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $27,463. Of this amount, $2,410 is secured by cash deposits at the Company’s financial institutions and an additional $4,915 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $5,004 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of September 30, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At September 30, 2018, there were 344,487 options outstanding. For the three months ended September 30, 2018 and 2017, stock compensation expense was $1,085 and $947, respectively, and $2,089 and $1,732 for the six months ended September 30, 2018 and 2017, respectively.
During the six months ended September 30, 2018, 89,114 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,098. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding. Additionally, during the six months ended September 30, 2018, we made a one-time grant to our named executive officers of 10,613 restricted stock units which will cliff vest on March 31, 2020. The total grant date fair value, as determined by the closing price of our common stock on the date of grant, was $250.  The expense will be recognized ratably over the vesting period.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $420. During the three and six months ended September 30, 2018, 5,240 and 10,452 fully vested common shares, respectively, were issued in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $120 and $235 for the three and six months ended September 30, 2018, respectively. The fair value of the awards is expensed on each grant date.

During the six months ended September 30, 2018, a target amount of 11,533 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $320. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2021, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2021. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 23,066 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the six months ended September 30, 2018, a target amount of 46,032 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2021. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,084. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 92,064 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited. Additionally, during the six months ended September 30, 2018, we made a one-time grant to our named executive officers of a target amount of 10,613 performance stock units based on the adjusted EBITDA contribution of the acquired THS operations for the period beginning on October 30, 2017, the closing date of the THS acquisition, and ending on March 31, 2020.  The total grant date fair value, as determined by the closing price of our common stock on the date of grant, was $250.  The expense will be recognized ratably over the vesting period. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 15,920 in the aggregate. Shares that are not awarded after the end of the performance period will be forfeited.

13. Revenue from Contracts with Customers

On April 1, 2018, we adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” ("ASC Topic 606") using the modified retrospective method and applying ASC Topic 606 to all revenue contracts with customers which were not completed as of the date of adoption. Results for reporting periods beginning after April 1, 2018 are presented under ASC Topic 606. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under ASC Topic 605, “Revenue Recognition.” As a result of the adoption, the cumulative impact to our retained earnings at April 1, 2018 was immaterial and such impact primarily related to the accounting for certain engineering services revenue related to projects on existing facilities that will now be deferred, until delivery of product, as a fulfillment obligation. Additionally, revenues recognized under ASC Topic 606 in the interim period and YTD period did not materially differ from revenues that would have been recorded under ASC Topic 605. We expect the impact of the adoption of the new standard to continue to be immaterial to revenues and net income on an ongoing basis.
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
Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 77.2% and 76.5% of our revenue for the three and six months ended September 30, 2018, respectively.

Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 22.8% and 23.5% of our revenue for the three and six months ended September 30, 2018, respectively.

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

At September 30, 2018, revenues associated with our open performance obligations totaled $149,599, representing our combined backlog and deferred revenue. Within this amount, approximately $22,166 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months. During the three and six months ended September 30, 2018, we recognized approximately $13,430 and $33,598 of revenues, respectively, associated with partially satisfied performance obligations as of April 1, 2018.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Contract Assets	Contract Liabilities
Balance as of April 1, 2018	$16,114	$(8,143)

Additions	45,364	(17,500)
Billed amounts transferred to accounts receivable	(39,576)	—
Transfer to revenues as earned	—	17,696
Total activity	$5,788	$196

Balance as of September 30, 2018	$21,902	$(7,947)

The $5,788 increase in contract assets from March 31, 2018 to September 30, 2018 was primarily the result of timing of progress payments under long-term contracts. The majority of our contract liabilities at March 31, 2018 were recognized in revenue as of September 30, 2018. There were no impairment losses recognized on our contract assets for the three and six months ended September 30, 2018.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$17,928	$14,725	$32,653	$12,140	$9,178	$21,318
Canada	28,960	2,007	30,967	14,830	607	15,437
Europe, Middle East and Africa	13,871	1,693	15,564	14,877	2,570	17,447
Asia-Pacific	8,849	2,121	10,970	5,826	1,603	7,429
Total revenues	$69,608	$20,546	$90,154	$47,673	$13,958	$61,631

	Six Months Ended September, 2018			Six Months Ended September 30, 2017
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$32,747	$31,535	$64,282	$22,357	$22,512	$44,869
Canada	55,806	3,789	59,595	26,714	822	27,536
Europe, Middle East and Africa	33,482	2,885	36,367	23,739	4,325	28,064
Asia-Pacific	14,914	3,898	18,812	9,919	2,979	12,898
Total revenues	$136,949	$42,107	$179,056	$82,729	$30,638	$113,367
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
Our global anticipated annual effective income tax rate before discrete events was 30.5% and 24.8% for the six months ended September 30, 2018 and September 30, 2017, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. The increase in effective income tax rate is due, in part, to the impact of the global intangible low taxed income (“GILTI”) tax, which is a component of the Tax Act. The GILTI tax results in additional tax in the United States related to our foreign operations.
Within the calculation of our estimated effective tax rate for the year ended March 31, 2018 as well as for the six months ended September 30, 2018, we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the Financial Accounting Standards Board and/or various other taxing jurisdictions.  The estimate for the year ended March 31, 2018 included a Transition Tax of $5,126 that will be paid over eight years. As of September 30, 2018, our final estimate of the Transition Tax remains pending and will be completed before January 15, 2019 with the completion of the U.S. tax return for the year ended March 31, 2018.
15. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp, IPI and Sumac. THS (formerly known as CCI) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from Sumac will comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Sales to External Customers:
United States and Latin America	$32,653	$21,318	$64,282	$44,869
Canada	30,967	15,437	59,595	27,536
Europe, Middle East and Africa	15,564	17,447	36,367	28,064
Asia-Pacific	10,970	7,429	18,812	12,898
	$90,154	$61,631	$179,056	$113,367
Inter-Segment Sales:
United States and Latin America	$13,878	$14,309	$25,807	$23,891
Canada	1,163	1,895	2,216	3,359
Europe, Middle East and Africa	858	362	1,963	723
Asia-Pacific	352	174	497	547
	$16,251	$16,740	$30,483	$28,520
Depreciation Expense:
United States and Latin America	$1,190	$1,078	$2,310	$2,064
Canada	934	635	1,945	1,240
Europe, Middle East and Africa	108	124	217	214
Asia-Pacific	42	32	82	64
	$2,274	$1,869	$4,554	$3,582
Amortization Expense:
United States and Latin America	$1,460	$1,505	$2,965	$3,010
Canada	3,424	901	7,073	1,741
Europe, Middle East and Africa	346	350	703	679
Asia-Pacific	266	266	532	532
	$5,496	$3,022	$11,273	$5,962
Income (loss) from operations:
United States and Latin America	$2,849	$(1,050)	$5,585	$(2,097)
Canada	4,410	6,549	7,695	9,997
Europe, Middle East and Africa	1,055	2,378	3,703	2,232
Asia-Pacific	1,773	845	2,669	1,307
Unallocated:
Stock compensation	(1,085)	(947)	(2,089)	(1,732)
Public company costs	(330)	(358)	(651)	(732)
	$8,672	$7,417	$16,912	$8,975

	September 30, 2018	March 31, 2018
Property, plant and equipment, net:
United States and Latin America	$38,016	$37,112
Canada	32,483	33,076
Europe, Middle East and Africa	3,253	3,567
Asia-Pacific	675	730
	$74,427	$74,485
Total Assets:
United States and Latin America	$207,741	$213,099
Canada	315,496	317,635
Europe, Middle East and Africa	85,936	89,379
Asia-Pacific	41,105	42,364
	$650,278	$662,477

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2018 and 2017 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2018 and 2017 as “Interim 2019” and “Interim 2018”, respectively, and the six month periods ended September 30, 2018 and 2017 as “YTD 2019” and “YTD 2018,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2019 and YTD 2018, approximately 64% and 60% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.
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

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2018 was $149.6 million, inclusive of $26.8 million for THS, as compared to $159.6 million at March 31, 2018. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

Cost of sales. Our cost of sales includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering cost directly associated to projects, direct labor cost, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, our primary raw materials have been readily available from multiple suppliers and raw material costs have been stable, and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance that we may be able to pass along such cost increases, including the potential impacts of tariffs, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,*		Six Months Ended September 30,*
	2018	2017	2018	2017
Greenfield	31%	34%	38%	34%
MRO/UE	69%	66%	62%	66%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2019 and YTD 2018, MRO/UE sales comprised approximately 62% and 66% of our consolidated revenues, respectively (excluding THS). A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations (Three-month periods ended September 30, 2018 and 2017)
The following table sets forth our consolidated statements of operations for the three months ended September 30, 2018 and 2017 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2018	2017	$	%
Consolidated Statements of Operations Data:
Sales	$90,154	$61,631	$28,523	46%
Cost of sales	49,795	30,671	19,124	62%
Gross profit	$40,359	$30,960	$9,399	30%
Gross margin %	44.8%	50.2%
Operating expenses:
Marketing, general and administrative and engineering	$25,106	$19,574	$5,532	28%
Stock compensation expense	1,085	947	138	15%
Amortization of intangible assets	5,496	3,022	2,474	82%
Income from operations	$8,672	$7,417	$1,255	17%
Interest expense, net:
Interest income	48	239	(191)	(80)%
Interest expense	(3,569)	(702)	(2,867)	408%
Amortization of debt costs	(416)	(85)	(331)	389%
Interest expense, net	(3,937)	(548)	(3,389)	618%
Other income (expense)	346	(103)	449	(436)%
Income before provision for income taxes	$5,081	$6,766	$(1,685)	(25)%
Income tax expense	1,756	1,688	68	4%
Net income	$3,325	$5,078	$(1,753)	(35)%
Income attributable to non-controlling interests (1)	98	300	(202)	67%
Net income available to Thermon Group Holdings, Inc.	$3,227	$4,778	$(1,551)	(32)%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5% (See Note 10, "Related Parties" for additional information).
Three Months Ended September 30, 2018 (“Interim 2019”) Compared to the Three Months Ended September 30, 2017 (“Interim 2018”)
Revenues. Revenues for Interim 2019 were $90.2 million, compared to $61.6 million for Interim 2018, an increase of $28.5 million or 46%. The increase in revenue is mostly due to the THS acquisition, which contributed $19.4 million of additional revenue for Interim 2019. Our sales mix (excluding THS) in Interim 2019 was 31% Greenfield and 69% MRO/UE, as compared to 34% Greenfield and 66% MRO/UE in Interim 2018. Greenfield revenue is historically at or near 40% of our total revenue. Accordingly, the proportion of Greenfield revenues in both Interim 2019 and Interim 2018 were lower than historical averages. Project delays are primarily at the discretion of our customers and related to Greenfield projects.
As compared to Interim 2018, Interim 2019 revenue grew in all of our segments, except EMEA. Canada revenues increased by $15.5 million, or 101%, as compared to Interim 2018. The THS acquisition contributed $16.8 million of the overall Canada revenue increase. Additionally, within our Canadian segment, we continue to see increased demand for MRO/UE, and improvement in the overall market conditions within Canada. Interim 2019 revenues in the US-LAM increased $11.4 million or 53%. US-LAM revenues were impacted by increasing MRO/UE revenues due to a $2.6 million revenue contribution from THS in Interim 2019 (substantially all of which would be classified as MRO/UE under our existing definition) and increased demand for our quick turn business (quick moving inventory items that are fulfilled in shortened terms). US-LAM Greenfield revenues remained generally flat as compared to Interim 2018.
Our APAC segment revenue increased by $3.5 million or 48% in Interim 2019 as compared to Interim 2018 as a result of improved market conditions and increased demand in that region. Our EMEA segment revenue decreased by $1.9 million or 11% due to a decline in MRO/UE demand in the region.
Gross profit and margin. Gross profit totaled $40.4 million in Interim 2019, compared to $31.0 million in Interim 2018, an increase of $9.4 million or 30%. The increase is due to higher Interim 2019 sales which include the THS revenue contribution, partially offset by a slight decrease in overall gross margins. Gross margins were 44.8% and 50.2% in Interim 2019 and Interim 2018, respectively. The lower gross margin in Interim 2019 is attributable to three primary factors: (i) increased project revenues (all of our Greenfield sales and most of our UE sales) with lower gross margins in Interim 2019 as compared to Interim 2018, (ii) lower gross margins from THS sales due to unabsorbed costs during their seasonally slower summer months, and (iii) higher labor component in Interim 2019 driving a decline in Greenfield gross margins. We expect THS gross margins to be generally in line with the Company’s historical range of 45% to 50% during the busy winter season. The lower gross margin in Interim 2019 was offset in part by higher gross margins for our core electrical products on slightly lower volumes relative as compared to Interim 2018. Gross margins for our core heat tracing products have been relatively unaffected by tariffs or other inflationary factors through YTD 2019.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $25.1 million in Interim 2019, compared to $19.6 million in Interim 2018, an increase of $5.5 million or 28% As a percentage of total revenue, marketing, general and administrative and engineering costs represented 28% and 32% in Interim 2019 and Interim 2018, respectively.
The increase in Interim 2019 marketing, general and administrative and engineering costs is primarily attributable to the THS acquisition. In Interim 2019, the three months of operations of THS contributed $4.0 million of marketing, general and administrative and engineering expense. During Interim 2019, salaries and benefits increased $0.5 million as compared to Interim 2018, primarily attributable to the increase in headcount in our US-LAM segment. Additionally, our accrual for annual incentive (excluding THS) was $0.8 million higher compared to Interim 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $1.1 million and $0.9 million in Interim 2019 and Interim 2018, respectively. For the remainder of fiscal year 2019, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $5.5 million in Interim 2019 and $3.0 million in Interim 2018. The acquired intangible assets of THS accounted for $2.6 million in amortization in Interim 2019.  For the remainder of fiscal year 2019, we estimate our future quarterly amortization expense will be comparable throughout the year, with the inclusion of the THS acquisition.
Interest expense, net. Interest expense, net, was $3.9 million in Interim 2019, compared to $0.5 million in Interim 2018, an increase of $3.4 million. Interest expense on outstanding long-term debt principal increased $2.9 million and amortization of deferred debt costs increased $0.3 million in Interim 2019 as compared to Interim 2018 due to our new $250.0 million senior secured term loan B credit facility incurred to finance in part the THS acquisition (see Note 9, "Long-Term Debt", for additional information on our term loan B credit facility and other long-term debt).
Other income and expense. Other income and expense was income of $0.3 million in Interim 2019 and expense of $0.1 million in Interim 2018, an increase of $0.4 million. During Interim 2019, we recorded approximately $0.3 million of income from foreign exchange gains due to favorable hedging activities, as compared to a loss in Interim 2018.
Income taxes.  Income tax expense was $1.8 million in Interim 2019 on pre-tax income of $5.1 million compared to income tax expense of $1.7 million in Interim 2018 on pre-tax net income of $6.8 million, an increase of $0.1 million. Our effective tax rate was 34.6% and 24.8% in Interim 2019 and Interim 2018, respectively.
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

    Our global anticipated annual effective income tax rate before discrete events was 30.5% and 24.8% for the three months ended September 30, 2018 and September 30, 2017, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. The increase in effective income tax rate is due, in part, to the impact of the global intangible low taxed income (“GILTI”) tax, which is a component of the Tax Act. The GILTI tax results in additional tax in the United States related to our foreign operations.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $3.2 million in Interim 2019 as compared to $4.8 million in Interim 2018, a decrease of $1.6 million or 32%. The decrease in Interim 2019 net income is primarily due to (i) a $5.5 million increase in marketing, general and administrative and engineering expense due to the THS operations and THS acquisition-related expenses, (ii) $2.5 million in increased amortization expense as a result of the THS acquired intangible assets, and (iii) an increase of $2.9 million in interest expense relating to our term loan B credit facility, offset in part by a $9.4 million increase in gross profit.

Results of Operations (Six-month periods ended September 30, 2018 and 2017)
The following table sets forth our consolidated statements of operations for the six months ended September 30, 2018 and 2017, respectively, and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2018	2017	$	%
Consolidated Statements of Operations Data:
Sales	$179,056	$113,367	$65,689	58%
Cost of sales	98,968	58,593	40,375	69%
Gross profit	$80,088	$54,774	$25,314	46%
Gross margin %	44.7%	48.3%
Operating expenses:
Marketing, general and administrative and engineering	$49,814	$38,106	$11,708	31%
Stock compensation expense	2,089	1,732	357	21%
Amortization of intangible assets	11,273	5,961	5,312	89%
Income from operations	$16,912	$8,975	$7,937	88%
Interest expense, net:
Interest income	123	392	(269)	(69)%
Interest expense	(6,854)	(1,415)	(5,439)	384%
Amortization of debt costs	(734)	(174)	(560)	322%
Interest expense, net	(7,465)	(1,197)	(6,268)	524%
Other income/(expense)	228	(71)	299	(421)%
Income before provision for income taxes	$9,675	$7,707	$1,968	26%
Income tax expense	2,972	1,915	1,057	55%
Net income	$6,703	$5,792	$911	16%
Income attributable to non-controlling interests (1)	434	535	(101)	(19)%
Net income available to Thermon Group Holdings, Inc.	$6,269	$5,257	$1,012	19%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5% (See Note 10, "Related Parties" for additional information).
Six Months Ended September 30, 2018 (“YTD 2019”) Compared to the Six Months Ended September 30, 2017 (“YTD 2018”)
Revenues. Revenues for YTD 2019 were $179.1 million, compared to $113.4 million for YTD 2018, an increase of $65.7 million or 58%. The increase in revenue is due, in part, to our THS transaction, which contributed $38.2 million of additional revenue for YTD 2019. Our sales mix (excluding THS) in YTD 2019 was 38% Greenfield and 62% MRO/UE, as compared to 34% Greenfield and 66% MRO/UE in YTD 2018. Greenfield revenue is typically at or near 40% of our total revenue. Accordingly, the proportion of Greenfield revenues in both YTD 2019 and YTD 2018 were lower than historical averages. Project delays are primarily at the discretion of our customers and related to Greenfield projects.
YTD 2019 revenue increased in all reportable segments as compared to YTD 2018. YTD 2019 revenues in the Canada segment increased by $32.1 million or 117%, as compared to YTD 2018. The THS acquisition contributed $33 million of the overall Canada revenue increase. YTD 2019 revenues in the US-LAM segment increased $19.4 million or 43%, as compared to YTD 2018. The THS acquisition contributed $5.2 million of the overall US-LAM revenue increase. Additionally, within our US-LAM segment (excluding THS), we continue to see increased demand for both Greenfield and MRO/UE projects. As compared to YTD 2018, our YTD 2019 revenue in EMEA and APAC segments increased by $8.3 million or 30% and $6.0 million or 46%, respectively. Within our APAC segment, we continue to see increased demand for both Greenfield and

MRO/UE projects. Within our EMEA segment, we continue to benefit from stronger project execution in converting our backlog.
Gross profit and margin. Gross profit totaled $80.1 million in YTD 2019, compared to $54.8 million in YTD 2018, an increase of $25.3 million. The increase in gross profit in YTD 2019 is due to the increase in revenues which include the THS revenue contribution, partially offset by a slight decrease in overall gross margins. Gross margins were 44.7% and 48.3% in YTD 2019 and YTD 2018, respectively. The lower gross margins in YTD 2019 is attributable to two primary factors: (i) increased project revenues (all of our Greenfield sales and most of our UE sales) with lower gross margins in YTD 2019 as compared to YTD 2018 and (ii) lower gross margins from THS sales due to unabsorbed costs during their seasonally slower summer months. We expect THS gross margins to be generally in line with the Company’s historical range of 45% to 50% during the busy winter season. The lower gross margins in YTD 2019 were offset in part by higher gross margins for our core electrical products on slightly lower volumes as compared to YTD 2018. Gross margins for our core heat tracing products have been relatively unaffected by tariffs or other inflationary factors through YTD 2019.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $49.8 million in YTD 2019, compared to $38.1 million in YTD 2018, an increase of $11.7 million or 31%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 28% and 34% in YTD 2019 and YTD 2018, respectively.
The increase in YTD 2019 marketing, general and administrative and engineering costs is primarily attributable to the THS acquisition. In YTD 2019, THS contributed $8.8 million of marketing, general and administrative and engineering expenses. Additionally, in YTD 2019 we incurred an additional $1.3 million of salaries and benefits as compared to YTD 2018, primarily attributable to the increase in headcount in our US-LAM segment. The increase in salaries and benefits was partially offset by a decrease of $0.4 million in professional fees, as compared to YTD 2018. Additionally, our accrual for annual incentive (excluding THS) was $2.3 million higher in YTD 2018 than YTD 2019. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $2.1 million and $1.7 million in YTD 2019 and YTD 2018, respectively. For the remainder of fiscal year 2019, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $11.3 million in YTD 2019 and $6.0 million in YTD 2018, an increase of $5.3 million. The increase in amortization expense is attributable to the acquired intangible assets of THS, which accounted for $5.3 million in amortization in YTD 2018.
Interest expense. Interest expense, net, was $7.5 million in YTD 2019, compared to $1.2 million in YTD 2018, an increase of $6.3 million. Interest expense on outstanding principal of long-term debt increased $5.4 million and amortization of deferred debt costs increased $0.6 million in YTD 2019 as compared to YTD 2018 due to our new $250.0 million senior secured term loan B credit facility incurred to finance in part the THS acquisition (see Note 9, "Long-Term Debt", for additional information on our long-term debt).
Other income and expense. Other income and expense was income of $0.2 million and expense $0.1 million in YTD 2019 and YTD 2018, respectively, an increase of $0.3 million. During YTD 2019, we recorded approximately $0.2 million of foreign exchange income from foreign exchange gains due to favorable hedging activities, as compared to an expense in YTD 2018
Income taxes.  Income tax expense was $3.0 million in YTD 2019 on pre-tax income of $9.7 million compared to an income tax expense of $1.9 million in YTD 2018 on pre-tax net income of $7.7 million, an increase of $1.1 million which is mostly attributable to a higher effective tax rate. Our effective tax rate was 30.7% and 24.8% in YTD 2019 and YTD 2018, respectively.
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
Our anticipated annual effective income tax rate before discrete events was 30.5% and 24.7% in YTD 2019 and YTD 2018, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 13, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $6.3 million in YTD 2019 as compared to $5.3 million in YTD 2018, an increase of $1.0 million or 19%. The increase in YTD 2019 net income is primarily due to a $25.3 million increase in gross profit, partially offset by (i) a $11.7 million increase in marketing, general and administrative and engineering expense due to the THS operations and THS acquisition-related expenses, (ii) $5.3 million in increased amortization expense as a result of the THS acquired intangible assets, (iii) an increase of $6.3 million in interest expense and amortization of deferred debt costs relating to our new term loan B credit facility, and (iv) a $1.1 million increase in income tax expense.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of September 30, 2018 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$220,750	$2,500	$5,000	$5,000	$208,250
Interest payments on variable rate term loan(2)	63,532	10,757	21,176	20,655	10,944
Borrowings under revolving credit facility(3)	8,497	8,497	—	—	—
Operating lease obligations(4)	19,542	3,379	5,127	3,775	7,261
Information technology services agreements(5)	1,924	981	918	25	—
Total	$314,245	$26,114	$32,221	$29,455	$226,455
__________________________________
(1)Consists of quarterly scheduled principal payments under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $205.8 million due at maturity in October 2024. Please see Note 9, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.
(2)     Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of September 30, 2018.
(3)    Consists of borrowings under our revolving line of credit facility. As of September 30, 2018, the interest rate on outstanding borrowings was 4.74%.
(4)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(5)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At September 30, 2018, we had in place standby letters of credit, bank guarantees and performance bonds totaling $27.5 million to support our various customer contracts. Our Indian subsidiary also has $5.0 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At September 30, 2018, we had $28.5 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $9.7 million, or 34%, of these amounts were held in domestic accounts with various institutions and approximately $18.8 million, or 66%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At September 30, 2018, we had outstanding borrowings under our revolving credit facility of $8.5 million and $46.6 million of available capacity thereunder, after taking into account the borrowing base, outstanding borrowings and $4.9 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of September 30, 2018, we had $220.8 million of outstanding principal on our term loan B facility. Commencing April 1, 2018, we will be required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $205.8 million due at maturity of the term loan in October 2024. During the six months ended September 30, 2018, we made an optional debt prepayment of principal on the term loan B facility of $3.0 million. From time to time, we may choose to make unscheduled and additional prepayments of principal on the term loan B based on available cash flows.
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of September 30, 2018, we were in compliance with all financial covenants of the credit facility.
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

For the remainder of fiscal year 2019, we estimate we will invest approximately $3.5 million in property plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2019, we invested $0.4 million, net of dispositions, in Sumac for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.
Net cash provided by operating activities totaled $2.1 million and $12.9 million for YTD 2019 and YTD 2018, respectively, a decrease in net cash provided by operating activities of $10.8 million. The decrease was primarily attributable to a $19.3 million increase in cash used by working capital accounts, partially offset by an increase of $0.9 million in net income and a $7.6 million increase in non-cash reconciling items.
Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a use of cash of $13.6 million and $7.7 million in YTD 2019 and YTD 2018 respectively, an increase in the use of cash of $5.9 million in YTD 2019. During YTD 2019 and YTD 2018, accounts receivable decreased due to strong collections, representing a source of cash of $9.5 million and $9.4 million, respectively. In YTD 2019 and YTD 2018 our inventory balance increased due to higher revenues and for the build-up of inventory for future periods to prepare inventory for customers who perform preventative maintenance prior to the winter season, representing a use of cash of $11.9 million and $8.4 million, respectively. Contract assets were a use of cash of $6.3 million and a use of cash of $5.8 million in YTD 2019 and YTD 2018, respectively, which is primarily attributed to timing of billings on our turnkey projects.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $4.7 million in YTD 2019 and a source of cash of $4.3 million in YTD 2018, an increase of $8.9 million. The increase in the use of cash in YTD 2019 is primarily due to the timing of vendor payments and annual incentive payments. Changes in our income taxes payable and receivable balances represented a use of cash of $4.3 million in YTD 2019 and a use of cash of $0.2 million in YTD 2018.
Net cash provided by (used in) investing activities totaled $(4.2) million and $36.3 million for YTD 2019 and YTD 2018, respectively, a comparative increase in the use of cash for investing activities of $40.5 million, which is the net effect of the following items. In YTD 2019 and YTD 2018, proceeds from the sale of cash deposit investments totaled $1.0 million and $49.3 million, respectively, reflecting a comparative $48.4 million decrease in the source of cash. During YTD 2018, the Company purchased $8.3 million in cash deposit investments reflecting a comparative use of cash of $8.3 million. In YTD 2019 and YTD 2018, the Company purchased $5.7 million and $4.9 million, respectively, of property, plant and equipment representing a comparative increase in the use of cash of $0.8 million. Included in total property, plant and equipment are net investments of $0.4 million and $1.9 million for rental equipment for our Sumac business during YTD 2019 and YTD 2018, respectively.
Net cash used in financing activities totaled $1.9 million and $10.6 million in YTD 2019 and YTD 2018, respectively, reflecting a decrease in the use of cash of $8.7 million. The decrease in the use of cash is primarily attributable to an increase in revolving credit facility borrowings of $18.0 million during YTD 2019, partially offset by an increase in term loan and revolver borrowing repayments of $3.7 million in YTD 2019. See Note 9, “Long-Term Debt” for additional information on our term loan B credit facility and revolving credit facility. Additionally, the Company purchased one-half (12.5%) of the existing 25% minority interest from the minority shareholder of the Sumac business unit in the amount of $5.7 million representing a use of cash in YTD 2019.
Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
During YTD 2019, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.4 million for YTD 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.5 million for YTD 2019. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.2 million for YTD 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.2 million for YTD 2019.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were a gain of $0.3 million and a loss of $0.1 million in YTD 2019 and YTD 2018, respectively.
As of September 30, 2018, we had approximately $7.3 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2019, we estimate that our sales were positively impacted by $0.9 million when compared to foreign exchange translation rates that were in effect in YTD 2018. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2019, we were mostly impacted by the depreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars.  The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $5.1 million and gains of 13.3 million in YTD 2019 and YTD 2018, respectively, representing a comparative increase in foreign currency translation losses of $18.4 million. The comparative increase in YTD 2019 foreign currency translation losses is primarily due to the weakening of the Euro and Canadian dollar relative to the U.S. dollar. Conversely, in YTD 2018, the Euro and Canadian dollar strengthened against the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $89.5 million with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan B credit facility and revolving credit facility were 5.85% and 4.74%, respectively, as of September 30, 2018. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of September 30, 2018, we had $220.8 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $2.2 million increase or decrease in our annual interest expense.
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

Changes in Internal Control Over Financial Reporting

The Company adopted the new revenue standard under Accounting Standard Update 2014-09 (ASC 606) as of April 1, 2018. As a result of the adoption of the new revenue standard, the Company is required to implement new accounting processes, procedures and internal controls over financial reporting surrounding the adoption of the standard, periodic reporting and expanded disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2018.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 5, 2018	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements *

 __________________________________

*    Filed herewith