Form 10-Q
period 2018-12-31
Thermon Group Holdings, Inc.
filed 2019-02-06
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-35159

THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2228185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7171 Southwest Pkwy, Building 300, Suite 200, Austin, Texas _____________________78735
(Address of principal executive offices)_________________________________________(zip code)

(512) 690-0600
(Registrant’s telephone number, including area code)

100 Thermon Drive, San Marcos, Texas________________________________________78666
(Former address of principal executive offices)____________________________________(zip code)

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

As of February 4, 2019, the registrant had 32,602,485 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2018

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,190	$33,879
Investments	—	1,022
Accounts receivable, net of allowance for doubtful accounts of $1,355 and $1,231 as of December 31, 2018 and March 31, 2018, respectively	101,328	94,411
Inventories, net	69,056	63,829
Contract assets	26,317	16,114
Prepaid expenses and other current assets	10,476	9,054
Income tax receivable	3,028	1,885
Total current assets	240,395	220,194
Property, plant and equipment, net of depreciation and amortization of $37,612 and $34,234 as of December 31, 2018 and March 31, 2018, respectively	74,524	74,485
Goodwill	203,045	210,566
Intangible assets, net	129,717	151,434
Deferred income taxes	2,805	3,425
Other long term assets	3,314	2,373
Total assets	$653,800	$662,477
Liabilities
Current liabilities:
Accounts payable	$27,216	$22,995
Accrued liabilities	22,433	22,810
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	6,231	—
Contract liabilities	11,384	8,143
Income taxes payable	2,093	5,952
Total current liabilities	71,857	62,400
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $6,965 and $7,967 as of December 31, 2018 and March 31, 2018, respectively	210,660	214,533
Deferred income taxes	28,814	34,252
Other non-current liabilities	4,723	10,439
Total liabilities	316,054	321,624
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,597,389 and 32,492,339 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	33	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	219,584	222,622
Accumulated other comprehensive loss	(51,679)	(36,541)
Retained earnings	164,758	148,812
Total Thermon Group Holdings, Inc. shareholders' equity	332,696	334,925
Non-controlling interests	5,050	5,928
Total equity	337,746	340,853
Total liabilities and equity	$653,800	$662,477

 The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017

Sales	$119,356	$92,660	$298,412	$206,027
Cost of sales	68,473	50,446	167,441	109,039
Gross profit	50,883	42,214	130,971	96,988
Operating expenses:
Marketing, general and administrative and engineering	28,109	27,251	80,012	67,089
Amortization of intangible assets	4,887	4,753	16,160	10,714
Income from operations	17,887	10,210	34,799	19,185
Other income/(expenses):
Interest income	24	161	147	553
Interest expense	(3,885)	(2,787)	(11,473)	(4,376)
Loss on extinguishment of debt	—	(376)	—	(376)
Other expense	(155)	(5,492)	73	(5,563)
Income before provision for income taxes	13,871	1,716	23,546	9,423
Income tax expense	4,154	883	7,126	2,798
Net income	$9,717	$833	$16,420	$6,625
Income (loss) attributable to non-controlling interests	(2)	234	432	769
Net income available to Thermon Group Holdings, Inc.	$9,719	$599	$15,988	$5,856
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$9,719	$599	$15,988	$5,856
Foreign currency translation adjustment	(10,077)	1,175	(15,138)	14,457
Derivative valuation, net of tax	—	—	—	7
Comprehensive income (loss)	$(358)	$1,774	$850	$20,320
Net Income per common share:
Basic	$0.30	$0.02	$0.49	$0.18
Diluted	0.29	0.02	0.48	0.18
Weighted-average shares used in computing net income per common share:
Basic	32,595,259	32,447,838	32,556,157	32,408,608
Diluted	33,116,481	32,914,372	33,000,326	32,762,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Operating activities
Net income	$16,420	$6,625
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,026	16,488
Amortization of deferred debt issuance costs	1,047	433
Amortization of inventory step-up	171	362
Loss on extinguishment of debt	—	376
Stock compensation expense	3,130	2,627
Deferred income taxes	(1,411)	(7,617)
Long term cross currency swap	(5,564)	4,874
Remeasurement loss/(gain) on intercompany balances	6,075	(2,671)
Changes in operating assets and liabilities:
Accounts receivable	(10,326)	(4,848)
Inventories	(8,314)	(9,101)
Contract assets	(7,354)	(6,842)
Other current and non-current assets	(6,329)	(2,771)
Accounts payable	2,995	2,617
Accrued liabilities and non-current liabilities	(941)	8,769
Income taxes payable and receivable	(2,779)	2,154
Net cash provided by operating activities	9,846	11,475
Investing activities
Purchases of property, plant and equipment	(8,808)	(6,182)
Sale of rental equipment	678	461
Proceeds from sale of property, plant and equipment	23	8
Cash paid for acquisitions (net of cash acquired)	—	(202,693)
Purchases of investments	—	(8,090)
Proceeds from the sale of investments	955	53,132
Net cash used in investing activities	(7,152)	(163,364)
Financing activities
Proceeds from senior secured notes	—	250,000
Proceeds from revolving credit facility	22,009	10,000
Payments on long term debt and revolving credit facility	(20,307)	(91,000)
Issuance costs associated with revolving line of credit and long term debt	—	(9,611)
Purchase of shares from non-controlling interests	(5,665)	—
Proceeds from exercise of stock options	233	239
Repurchase of employee stock units on vesting	(572)	(471)
Payments on lease financing	(170)	(193)
Net cash provided by (used in) financing activities	(4,472)	158,964
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,923)	1,541
Change in cash, cash equivalents and restricted cash	(3,701)	8,616
Cash, cash equivalents and restricted cash at beginning of period	36,327	44,292
Cash, cash equivalents and restricted cash at end of period	$32,626	$52,908

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2018. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2018 and March 31, 2018, and the results of our operations for the three and nine months ended December 31, 2018 and 2017.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2018, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2019.

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

Leases - In February 2016, the FASB issued Accounting Standards Update 2016-02 “Leases” (Topic 842), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We have begun to evaluate the impact of this amended guidance on our financial position, results of operations, disclosures and internal controls but have not yet finalized our determination regarding the expected financial impact of this amended guidance. While we are unable to quantify the impact at this time, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right-of-use assets and lease obligations. We intend to complete a comprehensive internal review of all lease obligations by the end of the fourth quarter of the fiscal year ending March 31, 2019. We plan to adopt Topic 842 in the first quarter of the fiscal year ending March 31, 2020.

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

	December 31,
	2018	2017
Cash and cash equivalents	$30,190	$51,171
Restricted cash included in prepaid expenses and other current assets	1,916	960
Restricted cash included in other long term assets	520	777
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$32,626	$52,908

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2018 and March 31, 2018, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value is as follows:

	December 31, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$220,125	$220,125	$225,000	$225,000	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$6,231	$6,231	$—	$—	Level 2 - Market Approach

At December 31, 2018 and March 31, 2018, the fair value of our variable rate term loan and revolving line of credit approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $89,539 intercompany receivable from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At December 31, 2018, we recorded $3,874 of unrealized mark-to-market gains on the cross-currency swap which is reported as "Other non-current assets", in the condensed consolidated balance sheet. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. For the nine months ended December 31, 2018, the gain on the long-term cross currency swap derivative contract was offset by unrealized losses on the intercompany note of $5,529 for a net loss of $47.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2).  The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2018 and March 31, 2018, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2018	March 31, 2018
Russian Ruble	$1,147	$2,416
Euro	1,000	750
Canadian Dollar	4,000	4,000
South Korean Won	2,000	10,500
Mexican Peso	1,000	200
Australian Dollar	900	850
Great Britain Pound	2,000	—
Total notional amounts	$12,047	$18,716
The following table represents the fair value of our foreign currency forward contracts:

	December 31, 2018		March 31, 2018
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$59	$127	$229	$25
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $281 and $186 in the three months ended December 31, 2018 and 2017, respectively, and losses of $306 and $54 for the nine months ended December 31, 2018 and 2017, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended December 31, 2018 and 2017, our net foreign currency transactions were gains of $89 and losses of $5,527, respectively, and gains of $352 and losses of 5,641 for the nine months ended December 31, 2018 and 2017, respectively.
Deferred Compensation Plan
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” at December 31, 2018 and March 31, 2018 were $1,297 and $574, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $1,314 and $569 included in “Other long-term liabilities” in the condensed consolidated balance sheet at December 31, 2018 and March 31, 2018, respectively. Deferred compensation expense (income) included in marketing, general and administrative and engineering were ($210) and $22 for the three months ended December 31, 2018 and 2017, respectively, and $(164) and $42 for the nine months ended December 31, 2018 and 2017, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our condensed consolidated statements of comprehensive income. Our unrealized gains and losses on investments were losses of $135 and gains of $11, and losses of $197 and gains of $40 for the nine months ended December 31, 2018 and 2017, respectively.

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
The following table summarizes the fair value of the assets acquired and liabilities assumed:

Assets acquired:
Cash	$1,534
Accounts receivable	14,351
Inventories	20,085
Other current assets	1,181
Property, plant and equipment	29,464
Identifiable intangible assets	79,002
Goodwill	85,637
Total assets	231,254
Liabilities assumed:
Current liabilities	6,832
Other non-current liabilities	500
Non-current deferred tax liability	19,326
Total liabilities	26,658
Total consideration	$204,596

In total, $4,093 of transaction costs were incurred related to the THS acquisition, all of which were incurred in the fiscal year ended March 31, 2018. During the year to date period ended October 30, 2018, we finalized the working capital adjustment related to the THS acquisition, and accordingly, recorded an adjustment to goodwill in the amount of $481 and recorded other minor adjustments to current liabilities.

Our identifiable intangible assets at December 31, 2018 that were related to the THS acquisition, inclusive of currency translation adjustments for the period, consisted of the following:

	Amortization period	Gross Carrying Amount at December 31, 2018	Accumulated Amortization	Net Carrying Amount at December 31, 2018	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018

Products	10 Years	$61,068	$7,125	$53,943	$64,611	$2,692	$61,919
Customer relationships	17 Years	10,543	724	9,819	11,155	273	10,882
Backlog	1 Year	3,053	3,053	—	3,230	1,346	1,884
Total		$74,664	$10,902	$63,762	$78,996	$4,311	$74,685

The weighted average useful life of acquired finite lived intangible assets related to THS acquisition is 10.6 years.

During the year to date period ended October 30, 2018, we finalized our provisional purchase accounting for the THS acquisition. The table below summarizes our provisional estimates of the fair value of assets and liabilities assumed as well as the final fair value of assets and liabilities assumed:

	Provisional Fair Value	Final Fair Value
Inventories	$20,489	$20,085
Other current assets	731	1,181
Goodwill	87,540	85,637
Current liabilities	6,255	6,832
Non-current deferred tax liability	22,121	19,326

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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and nine months ended December 31, 2018 and 2017, respectively, are as follows:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$9,719	$599	$15,988	$5,856
Weighted-average common shares outstanding	32,595,259	32,447,838	32,556,157	32,408,608
Basic net income per common share	$0.30	$0.02	$0.49	$0.18

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$9,719	$599	$15,988	$5,856
Weighted-average common shares outstanding	32,595,259	32,447,838	32,556,157	32,408,608
Common share equivalents:
Stock options	202,971	233,618	215,472	222,857
Restricted and performance stock units	318,251	232,916	228,697	131,077
Weighted average shares outstanding – dilutive (1)	33,116,481	32,914,372	33,000,326	32,762,542
Diluted net income per common share	$0.29	$0.02	$0.48	$0.18
(1) For the three and nine months ended December 31, 2017, 28,499 and 70,164 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
5. Inventories
Inventories consisted of the following:

	December 31, 2018	March 31, 2018
Raw materials	$36,442	$31,516
Work in process	5,961	7,186
Finished goods	28,764	27,204
	71,167	65,906
Valuation reserves	(2,111)	(2,077)
Inventories, net	$69,056	$63,829

6. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of December 31, 2018 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2018	$52,016	$128,767	$21,159	$8,624	$210,566
Allocation of Goodwill	10,709	(10,709)			—
Adjustments to purchase price allocation	—	481	—	—	481
Foreign currency translation impact	—	(6,496)	(1,506)	—	(8,002)
Balance as of December 31, 2018	$62,725	$112,043	$19,653	$8,624	$203,045
Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. No triggering events were identified during the period ended December 31, 2018 which indicated the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2018	Accumulated Amortization	Net Carrying Amount at December 31, 2018	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018
Products	$61,068	$7,125	$53,944	$64,611	$2,719	$61,892
Trademarks	44,682	941	43,741	46,156	832	45,324
Developed technology	9,823	4,323	5,500	10,160	4,106	6,054
Customer relationships	110,240	84,152	26,088	113,378	77,646	35,732
Certifications	444	—	444	458	—	458
Other	5,675	5,675	—	5,863	3,889	1,974
Total	$231,932	$102,216	$129,717	$240,626	$89,192	$151,434

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2018	March 31, 2018
Accrued employee compensation and related expenses	$14,625	$16,449
Accrued interest	1,081	1,154
Customer prepayment	597	519
Warranty reserve	300	300
Professional fees	2,083	1,854
Sales tax payable	3,025	1,546
Other	722	988
Total accrued current liabilities	$22,433	$22,810

8. Short-Term Revolving Credit Facilities
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” the Company had $6,231 in outstanding borrowings at December 31, 2018. There were no outstanding borrowings at March 31, 2018.
9. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2018	March 31, 2018
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $6,965 and $7,967 as of December 31, 2018 and March 31, 2018, respectively	$213,160	$217,033
Less current portion	(2,500)	(2,500)
Total long-term debt	$210,660	$214,533

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

At December 31, 2018, we had $6,231 in outstanding borrowings under our revolving credit facility. The interest rate on outstanding revolving credit facility borrowings on December 31, 2018 was 5.13%. As of December 31, 2018, we had $49,157 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above).
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of December 31, 2018, we were in compliance with all financial covenants of the credit facility.
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

On April 2, 2018, the Minority Shareholder of our Sumac business unit provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest to the Company, and such sale was completed and effective as of July 20, 2018. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the twelve months ending March 31, 2018. During the first quarter of the fiscal year ending March 31, 2019, the Company paid $5,665 to purchase the 12.5% non-controlling interest.

11. Commitments and Contingencies
At December 31, 2018, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $23,178. Of this amount, $2,437 is secured by cash deposits at the Company’s financial institutions and an additional $4,612 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $5,215 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of December 31, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At December 31, 2018, there were 344,487 options outstanding. For the three months ended December 31, 2018 and 2017, stock compensation expense was $1,041 and $895, respectively, and $3,130 and $2,627 for the nine months ended December 31, 2018 and 2017, respectively.
During the nine months ended December 31, 2018, 89,114 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,098. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding. Additionally, during the nine months ended December 31, 2018, we made a one-time grant to our named executive officers of 10,613 restricted stock units which will cliff vest on March 31, 2020. The total grant date fair value, as determined by the closing price of our common stock on the date of grant, was $250.  The expense will be recognized ratably over the vesting period.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a twelve-month period of approximately $420. During the three and nine months ended December 31, 2018, 4,516 and 14,968 fully vested common shares, respectively, were issued in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $115 and $350 for the three and nine months ended December 31, 2018, respectively. The fair value of the awards is expensed on each grant date.

During the nine months ended December 31, 2018, a target amount of 11,533 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $320. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2021, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2021. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 23,066 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the nine months ended December 31, 2018, a target amount of 46,032 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2021. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,084. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 92,064 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited. Additionally, during the nine months ended December 31, 2018, we made a one-time grant to our named executive officers of a target amount of 10,613 performance stock units based on the adjusted EBITDA contribution of the acquired THS operations for the period beginning on October 30, 2017, the closing date of the THS acquisition, and ending on March 31, 2020.  The total grant date fair value, as determined by the closing price of our common stock on the date of grant, was $250. The expense will be recognized ratably over the vesting period. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 15,920 in the aggregate. Shares that are not awarded after the end of the performance period will be forfeited.

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
Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 61.6% and 68.1% of our revenue for the three and nine months ended December 31, 2018, respectively.

Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 38.4% and 31.9% of our revenue for the three and nine months ended December 31, 2018, respectively.

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

At December 31, 2018, revenues associated with our open performance obligations totaled $135,936, representing our combined backlog and deferred revenue. Within this amount, approximately $10,715 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months. During the three and nine months ended December 31, 2018, we recognized approximately $12,849 and $46,446 of revenues, respectively, associated with partially satisfied performance obligations as of April 1, 2018.

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

Contract Assets and Liabilities

Contract assets and liabilities are presented on our condensed consolidated balance sheet. Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities represent deferred revenue from advanced customer payments or billings in excess of costs incurred or revenue earned. The Company invoices customers pursuant to the terms of the related contract. Invoiced amounts are applied to individual contracts and an associated amount is either classified as a contract asset or contract liability depending on whether the revenue associated with the amounts billed had been earned (contract asset) or not (contract liability).

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Contract Assets	Contract Liabilities
Balance as of April 1, 2018	$16,114	$(8,143)

Revenue recognized under contracts	87,520	7,539
Billed amounts to customers	(77,317)	(10,780)
Total activity	$10,203	$(3,241)

Balance as of December 31, 2018	$26,317	$(11,384)

The $10,203 increase in contract assets from March 31, 2018 to December 31, 2018 was primarily the result of timing of progress billings under long-term contracts and increased project revenues. The majority of contract liabilities at March 31, 2018 were recognized in revenue as of December 31, 2018. There were no impairment losses recognized on our contract assets for the three and nine months ended December 31, 2018.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$21,736	$29,316	$51,052	$17,186	$15,642	$32,828
Canada	29,237	4,229	33,466	27,391	2,787	30,178
Europe, Middle East and Africa	16,136	6,324	22,460	18,455	1,854	20,309
Asia-Pacific	6,473	5,905	12,378	6,395	2,950	9,345
Total revenues	$73,582	$45,774	$119,356	$69,427	$23,233	$92,660

	Nine Months Ended December 31, 2018			Nine Months Ended December 31, 2017
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$54,483	$60,851	$115,334	$39,543	$38,154	$77,697
Canada	77,865	15,196	93,061	54,105	3,609	57,714
Europe, Middle East and Africa	49,618	9,209	58,827	42,194	6,179	48,373
Asia-Pacific	21,387	9,803	31,190	16,314	5,929	22,243
Total revenues	$203,353	$95,059	$298,412	$152,156	$53,871	$206,027
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
Our global anticipated annual effective income tax rate before discrete events was 30.2% and 25.4% for the nine months ended December 31, 2018 and 2017, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. The increase in effective income tax rate is due, in part, to the impact of the global intangible low taxed income (“GILTI”) tax, which is a component of the Tax Act. The GILTI tax results in additional tax in the United States related to our foreign operations.
Within the calculation of our estimated effective tax rate for the year ended March 31, 2018 as well as for the nine months ended December 31, 2018, we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the Financial Accounting Standards Board and/or various other taxing jurisdictions.  During the three months ended December 31, 2018, we finalized our Transition Tax calculation, which resulted in a Transition Tax of $4,421. This amount was below our original Transition Tax estimate of $5,126 primarily due to the application of foreign stock compensation within the calculation as well as other tax accounting assumptions. In connection with the Transition Tax calculation and other tax elections, we have reserved $1,081 for uncertain tax positions that we determined could be overturned if the calculation is examined by the tax authorities.
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
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Sales to External Customers:
United States and Latin America	$51,052	$32,828	$115,334	$77,697
Canada	33,466	30,178	93,061	57,714
Europe, Middle East and Africa	22,460	20,309	58,827	48,373
Asia-Pacific	12,378	9,345	31,190	22,243
	$119,356	$92,660	$298,412	$206,027
Inter-Segment Sales:
United States and Latin America	$12,807	$13,232	$38,614	$37,123
Canada	1,613	1,862	3,829	5,221
Europe, Middle East and Africa	866	487	2,829	1,210
Asia-Pacific	204	546	701	1,093
	$15,490	$16,127	$45,973	$44,647
Depreciation Expense:
United States and Latin America	$1,264	$1,126	$3,574	$3,190
Canada	888	897	2,833	2,137
Europe, Middle East and Africa	114	133	331	347
Asia-Pacific	47	35	129	99
	$2,313	$2,191	$6,867	$5,773
Amortization Expense:
United States and Latin America	$1,438	$1,505	$4,403	$4,515
Canada	2,866	2,632	9,939	4,373
Europe, Middle East and Africa	317	351	1,020	1,030
Asia-Pacific	266	266	798	798
	$4,887	$4,754	$16,160	$10,716
Income (loss) from operations:
United States and Latin America	$7,763	$340	$13,348	$(1,757)
Canada	5,998	7,622	13,693	17,619
Europe, Middle East and Africa	3,827	2,008	7,530	4,240
Asia-Pacific	1,729	1,444	4,398	2,751
Unallocated:
Stock compensation	(1,041)	(895)	(3,130)	(2,627)
Public company costs	(389)	(309)	(1,040)	(1,041)
	$17,887	$10,210	$34,799	$19,185

	December 31, 2018	March 31, 2018
Property, plant and equipment, net:
United States and Latin America	$40,254	$37,112
Canada	30,211	33,076
Europe, Middle East and Africa	3,380	3,567
Asia-Pacific	679	730
	$74,524	$74,485
Total Assets:
United States and Latin America	$231,420	$213,099
Canada	289,015	317,635
Europe, Middle East and Africa	88,424	89,379
Asia-Pacific	44,941	42,364
	$653,800	$662,477

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2018 and 2017 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2018 and 2017 as “Interim 2019” and “Interim 2018”, respectively, and the nine month periods ended December 31, 2018 and 2017 as “YTD 2019” and “YTD 2018,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2019 and YTD 2018, approximately 61% and 62% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth opportunities that serve to advance our corporate strategy.
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

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2018 was $135.9 million, inclusive of $26.5 million for THS, as compared to $159.6 million at March 31, 2018. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,*		Nine Months Ended December 31,*
	2018	2017	2018	2017
Greenfield	45%	38%	41%	37%
MRO/UE	55%	62%	59%	63%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2019 and YTD 2018, MRO/UE sales comprised approximately 59% and 63% of our consolidated revenues, respectively (excluding THS). A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations (Three-month periods ended December 31, 2018 and 2017)
The following table sets forth our consolidated statements of operations for the three months ended December 31, 2018 and 2017 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2018	2017	$	%
Consolidated Statements of Operations Data:
Sales	$119,356	$92,660	$26,696	29%
Cost of sales	68,473	50,446	18,027	36%
Gross profit	$50,883	$42,214	$8,669	21%
Gross margin %	42.6%	45.6%
Operating expenses:
Marketing, general and administrative and engineering	$27,068	$26,356	$712	3%
Stock compensation expense	1,041	895	146	16%
Amortization of intangible assets	4,887	4,753	134	3%
Income from operations	$17,887	$10,210	$7,677	75%
Interest expense, net:
Interest income	24	161	(137)	(85)%
Interest expense	(3,572)	(2,528)	(1,044)	41%
Loss on extinguishment of debt	—	(376)	376	(100)%
Amortization of debt costs	(313)	(259)	(54)	21%
Interest expense, net	(3,861)	(3,002)	(859)	29%
Other expense	(155)	(5,492)	5,337	(97)%
Income before provision for income taxes	$13,871	$1,716	$12,155	708%
Income tax expense	4,154	883	3,271	370%
Net income	$9,717	$833	$8,884	1,067%
Income (loss) attributable to non-controlling interests (1)	(2)	234	(236)	(101)%
Net income available to Thermon Group Holdings, Inc.	$9,719	$599	$9,120	1,523%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5% (See Note 10, "Related Parties" for additional information).
Three Months Ended December 31, 2018 (“Interim 2019”) Compared to the Three Months Ended December 31, 2017 (“Interim 2018”)
Revenues. Revenues for Interim 2019 were $119.4 million, compared to $92.7 million for Interim 2018, an increase of $26.7 million or 29%. The increase in revenue is partially due to the THS acquisition, which contributed $7.1 million of additional revenue in Interim 2019 as compared to Interim 2018. Our sales mix (excluding THS) in Interim 2019 was 45% Greenfield and 55% MRO/UE, as compared to 38% Greenfield and 62% MRO/UE in Interim 2018. Greenfield revenue is historically at or near 40% of our total revenue. Accordingly, the volume of Greenfield revenues in Interim 2019 was substantially higher than Interim 2018 primarily due to increased project revenues in our US-LAM segment.
As compared to Interim 2018, Interim 2019 revenue grew in all of our segments. The primary increase was from our US-LAM segment, which increased $18.2 million or 56%. Our US-LAM segment experienced sales growth in both Greenfield and MRO/UE with a return of both capital and maintenance spending by our customers. In Canada, our revenues increased by $3.3 million, or 11%, as compared to Interim 2018. Our Canadian revenues include most of the revenue from THS, which increased $5.6 million as compared to the two months of operations in Interim 2018. Accordingly, our organic revenues in Canada are down $2.3 million or 15% in Interim 2019. The decrease in our Canadian organic revenues was primarily due to foreign exchange translation.
Our APAC segment revenue increased by $3.0 million or 32% in Interim 2019 as compared to Interim 2018, as a result of improved market conditions and increased demand for Greenfield projects in that region. Our EMEA segment revenue increased by $2.2 million or 11% due to an increase in demand for MRO/UE and Greenfield projects in the region.
Gross profit and margin. Gross profit totaled $50.9 million in Interim 2019, compared to $42.2 million in Interim 2018, an increase of $8.7 million or 21%. The increase is due to higher Interim 2019 sales, which include the full three-month THS revenue contribution. Gross margins were 42.6% and 45.6% in Interim 2019 and Interim 2018, respectively. The lower gross margin in Interim 2019 is attributable to a substantial increase in Greenfield revenues. THS gross margins in Interim 2019 and Interim 2018 were within the Company’s expected historical range of 45% to 50%. Gross margins for our core heat tracing products have been relatively unaffected by tariffs or other inflationary factors through YTD 2019.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $27.1 million in Interim 2019, compared to $26.4 million in Interim 2018, an increase of $0.7 million or 3%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 23% and 28% in Interim 2019 and Interim 2018, respectively.
Our marketing, general and administrative and engineering expense increased $0.7 million in Interim 2019 compared to Interim 2018 despite $3.5 million of THS acquisition expenses included in Interim 2018. The additional month of THS operations contributed $1.0 million of the expense increase. Our accrual for the annual incentive program increased $1.2 million as compared to Interim 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus. The balance of the increase is primarily related to increased staffing levels to support growth of the our business.
Stock compensation expense. Stock compensation expense was $1.0 million and $0.9 million in Interim 2019 and Interim 2018, respectively. For the remainder of fiscal year 2019, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $4.9 million in Interim 2019 and $4.8 million in Interim 2018. The acquired intangible assets of THS accounted for $2.0 million in amortization in Interim 2019.  For the remainder of fiscal year 2019, we estimate our future quarterly amortization expense will be comparable throughout the year, with the inclusion of the THS acquisition.
Interest expense, net. Interest expense, net, was $3.9 million in Interim 2019, compared to $3.0 million in Interim 2018, an increase of $0.9 million. Interest expense on outstanding long-term debt principal increased $1.0 million and amortization of deferred debt costs increased $0.1 million in Interim 2019 as compared to Interim 2018 due to our new $250.0 million senior secured term loan B credit facility incurred to finance in part the THS acquisition (see Note 9, "Long-Term Debt", for additional information on our term loan B credit facility and other long-term debt).
Other income and expense. Other income and expense was expense of $0.2 million in Interim 2019 and expense of $5.5 million in Interim 2018, a decrease of $5.3 million. During Interim 2019, we recorded approximately $0.1 million of income from foreign exchange gains due to favorable hedging activities, as compared to a $5.6 million loss in Interim 2018 related to the THS acquisition.
Income taxes.  Income tax expense was $4.2 million in Interim 2019 on pre-tax income of $13.9 million compared to income tax expense of $0.9 million in Interim 2018 on pre-tax net income of $1.7 million, an increase of $3.3 million. Our effective tax rate was 29.9% and 51.5% in Interim 2019 and Interim 2018, respectively.
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
    Our global anticipated annual effective income tax rate before discrete events was 30.2% and 25.4% for Interim 2019 and Interim 2018, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. The increase in effective income tax rate is due, in part, to the impact of the global intangible low taxed income (“GILTI”) tax, which is a component of the Tax Act. The GILTI tax results in additional tax in the United States related to our foreign operations.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $9.7 million in Interim 2019 as compared to $0.6 million in Interim 2018, an increase of $9.1 million. The increase in Interim 2019 net income is primarily due to (i) a $8.7 million increase in gross profit and (ii) a $5.3 million decrease in other expenses due to the foreign exchange loss in Interim 2018 related to the THS acquisition, offset in part by (iii) an increase of $1.0 million in interest expense relating to our term loan B credit facility and (iv) a $3.3 million increase in income tax expense due to the increase in pre-tax net income.

Results of Operations (Nine-month periods ended December 31, 2018 and 2017)
The following table sets forth our consolidated statements of operations for the nine months ended December 31, 2018 and 2017, respectively, and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2018	2017	$	%
Consolidated Statements of Operations Data:
Sales	$298,412	$206,027	$92,385	45%
Cost of sales	167,441	109,039	58,402	54%
Gross profit	$130,971	$96,988	$33,983	35%
Gross margin %	43.9%	47.1%
Operating expenses:
Marketing, general and administrative and engineering	$76,882	$64,462	$12,420	19%
Stock compensation expense	3,130	2,627	503	19%
Amortization of intangible assets	16,160	10,714	5,446	51%
Income from operations	$34,799	$19,185	$15,614	81%
Interest expense, net:
Interest income	147	553	(406)	(73)%
Interest expense	(10,426)	(3,943)	(6,483)	164%
Loss on extinguishment of debt	—	(376)	376	(100)%
Amortization of debt costs	(1,047)	(433)	(614)	142%
Interest expense, net	(11,326)	(4,199)	(7,127)	170%
Other income/(expense)	73	(5,563)	5,636	(101)%
Income before provision for income taxes	$23,546	$9,423	$14,123	150%
Income tax expense	7,126	2,798	4,328	155%
Net income	$16,420	$6,625	$9,795	148%
Income attributable to non-controlling interests (1)	432	769	(337)	(44)%
Net income available to Thermon Group Holdings, Inc.	$15,988	$5,856	$10,132	173%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5% (See Note 10, "Related Parties" for additional information).
Nine Months Ended December 31, 2018 (“YTD 2019”) Compared to the Nine Months Ended December 31, 2017 (“YTD 2018”)
Revenues. Revenues for YTD 2019 were $298.4 million, compared to $206.0 million for YTD 2018, an increase of $92.4 million or 45%. The increase in revenue is due, in part, to our THS acquisition, which contributed $61.3 million of additional revenue for YTD 2019. Our sales mix (excluding THS) in YTD 2019 was 41% Greenfield and 59% MRO/UE, as compared to 37% Greenfield and 63% MRO/UE in YTD 2018. Greenfield revenue is typically at or near 40% of our total revenue.
YTD 2019 revenue increased in all reportable segments as compared to YTD 2018. The increase was primarily due to an increase in US-LAM segment sales of $37.6 million or 48%, as compared to YTD 2018. Our US-LAM segment experienced sales growth in both Greenfield and MRO/UE with a return of both capital and maintenance spending by our customers. YTD 2019 revenues in the Canada segment increased by $35.3 million or 61% as compared to YTD 2018. Most of the revenue from THS is included in our Canadian segment which increased $38.6 million as compared to the two months of operations that were included in YTD 2018 results. Accordingly, our organic Canadian revenue has declined by $3.2 million primarily due to the effects of foreign currency translation.

As compared to YTD 2018, our YTD 2019 revenue in EMEA and APAC segments increased by $10.5 million or 22% and $8.9 million or 40%, respectively. Within our APAC segment, we continue to see increased demand for both Greenfield and MRO/UE projects. Within our EMEA segment, we continue to benefit from stronger project execution in converting our backlog.
Gross profit and margin. Gross profit totaled $131.0 million in YTD 2019, compared to $97.0 million in YTD 2018, an increase of $34.0 million. The increase in gross profit in YTD 2019 is due to the increase in revenues which include the THS revenue contribution, partially offset by a slight decrease in overall gross margins. Gross margins were 43.9% and 47.1% in YTD 2019 and YTD 2018, respectively. The lower gross margins in YTD 2019 is attributable to increased Greenfield project revenues. Gross margins from our Greenfield project sales were improved from YTD 2018; however, the significant volume of Greenfield revenue reduced our overall gross margins. For YTD 2019, gross margins from THS were slightly below the Company’s historical range of 45% to 50%. Gross margins for our core heat tracing products have been relatively unaffected by tariffs or other inflationary factors through YTD 2019.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $76.9 million in YTD 2019, compared to $64.5 million in YTD 2018, an increase of $12.4 million or 19%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 26% and 31% in YTD 2019 and YTD 2018, respectively.
The increase in YTD 2019 marketing, general and administrative and engineering costs is primarily attributable to the THS acquisition. THS marketing, general and administrative and engineering expenses increased $9.7 million, due to nine months of operations in YTD 2019, as compared to the two months of operations in YTD 2018. YTD 2018 included $3.8 million of THS acquisition related expenses. In YTD 2019 we incurred an additional $3.5 million of salaries and benefits (excluding THS) as compared to YTD 2018, primarily attributable to the increase in headcount in our US-LAM segment. Additionally, our accrual for annual incentive (excluding THS) was $3.1 million higher in YTD 2019 than YTD 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors. In future periods, this accrual will be adjusted based on quarterly attainment of the full year incentive bonus.
Stock compensation expense. Stock compensation expense was $3.1 million and $2.6 million in YTD 2019 and YTD 2018, respectively. For the remainder of fiscal year 2019, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $16.2 million in YTD 2019 and $10.7 million in YTD 2018, an increase of $5.5 million. The increase in amortization expense is attributable to the acquired intangible assets of THS, which accounted for an additional $5.6 million in amortization during the nine months of operations in YTD 2019 compared to two months of operations in YTD 2018.
Interest expense. Interest expense, net, was $11.3 million in YTD 2019, compared to $4.2 million in YTD 2018, an increase of $7.1 million. Interest expense on outstanding principal of long-term debt increased $6.5 million and amortization of deferred debt costs increased $0.6 million in YTD 2019 as compared to YTD 2018 due to our new $250.0 million senior secured term loan B credit facility incurred to finance in part the THS acquisition (see Note 9, "Long-Term Debt", for additional information on our long-term debt).
Other income and expense. Other income and expense was income of $0.1 million and expense $5.6 million in YTD 2019 and YTD 2018, respectively, a decrease in expense of $5.7 million. During YTD 2019, we recorded approximately $0.4 million of foreign exchange income from foreign exchange gains due to favorable hedging activities offset in part by unrealized losses from the deferred compensation plan and other miscellaneous expense of $0.3 million, as compared to $5.6 million foreign exchange loss in YTD 2018 related to the THS acquisition.
Income taxes.  Income tax expense was $7.1 million in YTD 2019 on pre-tax income of $23.5 million compared to an income tax expense of $2.8 million in YTD 2018 on pre-tax net income of $9.4 million, an increase of $4.3 million which is mostly attributable to higher pre-tax income. Our effective tax rate was 30.2% and 29.7% in YTD 2019 and YTD 2018, respectively.
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

Our anticipated annual effective income tax rate before discrete events was 30.2% and 25.4% in YTD 2019 and YTD 2018, respectively. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 13, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $16.0 million in YTD 2019 as compared to $5.9 million in YTD 2018, an increase of $10.1 million or 173%. The increase in YTD 2019 net income is primarily due to a $34.0 million increase in gross profit and a $5.6 million decrease in other expenses, partially offset by (i) a $12.4 million increase in marketing, general and administrative and engineering expense primarily due to the nine months of THS operations in YTD 2019 as compared to two months in YTD 2018, (ii) $5.4 million in increased amortization expense as a result of the THS acquired intangible assets, (iii) an increase of $7.1 million in interest expense and amortization of deferred debt costs relating to our new term loan B credit facility, and (iv) a $4.3 million increase in income tax expense.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$220,125	$2,500	$5,000	$5,000	$207,625
Interest payments on variable rate term loan(2)	60,808	10,726	21,114	20,593	8,375
Borrowings under revolving credit facility(3)	6,231	6,231	—	—	—
Operating lease obligations(4)	19,972	3,442	5,634	4,001	6,895
Information technology services agreements(5)	2,335	1,174	1,161	—	—
Total	$309,471	$24,073	$32,909	$29,594	$222,895
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
(2)     Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of December 31, 2018.
(3)    Consists of borrowings under our revolving line of credit facility. As of December 31, 2018, the interest rate on outstanding borrowings was 5.13%.
(4)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(5)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2018, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At December 31, 2018, we had in place standby letters of credit, bank guarantees and performance bonds totaling $23.2 million to support our various customer contracts. Our Indian subsidiary also has $5.2 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At December 31, 2018, we had $30.2 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $5.1 million, or 17%, of these amounts were held in domestic accounts with various institutions and approximately $25.1 million, or 83%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At December 31, 2018, we had outstanding borrowings under our revolving credit facility of $6.2 million and $49.2 million of available capacity thereunder, after taking into account the borrowing base, outstanding borrowings and $4.6 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of December 31, 2018, we had $220.1 million of outstanding principal on our term loan B facility. Commencing April 1, 2018, we will be required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $205.8 million due at maturity of the term loan in October 2024. During the nine months ended December 31, 2018, we made an optional debt prepayment of principal on the term loan B facility of $3.0 million. From time to time, we may choose to make unscheduled and additional prepayments of principal on the term loan B based on available cash flows.
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of December 31, 2018, we were in compliance with all financial covenants of the credit facility.
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

For the remainder of fiscal year 2019, we estimate we will invest approximately $1.4 million in property plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2019, we invested $0.6 million in Sumac for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.
Net cash provided by operating activities totaled $9.8 million and $11.5 million for YTD 2019 and YTD 2018, respectively, a decrease in net cash provided by operating activities of $1.7 million. The decrease was primarily attributable to a $23.0 million increase in cash used by working capital accounts, partially offset by an increase of $9.8 million in net income and a $11.6 million increase in non-cash reconciling items.
Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a use of cash of $32.3 million and $23.6 million in YTD 2019 and YTD 2018 respectively, an increase in the use of cash of $8.7 million in YTD 2019. During YTD 2019 and YTD 2018, accounts receivable increased due to increased revenues, representing a use of cash of $10.3 million and $4.8 million, respectively. In YTD 2019 and YTD 2018 our inventory balance increased due to higher revenues and for the build-up of inventory for future periods to prepare inventory for customers who perform preventative maintenance prior to the winter season, representing a use of cash of $8.3 million and $9.1 million, respectively. Contract assets were a use of cash of $7.4 million and a use of cash of $6.8 million in YTD 2019 and YTD 2018, respectively, which is primarily attributed to timing of billings on our turnkey projects.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a source of cash of $2.1 million in YTD 2019 and a source of cash of $11.4 million in YTD 2018, a decrease in source of cash of $9.3 million. The decrease in the source of cash in YTD 2019 is primarily due to the timing of vendor payments and annual incentive payments. Changes in our income taxes payable and receivable balances represented a use of cash of $2.8 million in YTD 2019 and a source of cash of $2.2 million in YTD 2018.
Net cash used in investing activities totaled $7.2 million and $163.4 million for YTD 2019 and YTD 2018, respectively, a comparative decrease in the use of cash for investing activities of $156.2 million, which is the net effect of the following items. In YTD 2018, the Company paid, net of cash acquired, $202.7 million for the THS acquisition resulting in a use of cash. In YTD 2019 and YTD 2018, proceeds from the sale of cash deposit investments totaled $1.0 million and $53.1 million, respectively, reflecting a comparative $52.2 million decrease in the source of cash. During YTD 2018, the Company purchased $8.1 million in cash deposit investments reflecting a comparative increase in the source of cash of $8.1 million. In YTD 2019 and YTD 2018, the Company purchased $8.8 million and $6.2 million, respectively, of property, plant and equipment representing a comparative increase in the use of cash of $2.6 million. Included in total property, plant and equipment are net investments of $2.1 million for rental equipment for our Sumac business during YTD 2018.
Net cash provided by (used in) financing activities totaled $(4.5) million and $159.0 million in YTD 2019 and YTD 2018, respectively, reflecting a decrease in the source of cash of $163.5 million. The decrease in the source of cash is primarily attributable to the funding of the term loan B credit facility which was a source of cash of $250.0 million, offset in part by the repayment of the extinguished credit facility of $91.0 million in YTD 2018. Issuance costs and debt discounts associated with the term loan B were a use of cash of $9.6 million in YTD 2018. See Note 9, “Long-Term Debt” for additional information on our term loan B credit facility and revolving credit facility. Additionally, the Company purchased one-half (12.5%) of the existing 25% minority interest from the minority shareholder of the Sumac business unit in the amount of $5.7 million representing a use of cash in YTD 2019.
Off-Balance Sheet Arrangements
As of December 31, 2018, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 61% of our YTD 2019 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2019, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.7 million for YTD 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.8 million for YTD 2019. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.5 million for YTD 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.6 million for YTD 2019.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were a gain of $0.4 million and a loss of $5.6 million in YTD 2019 and YTD 2018, respectively.
As of December 31, 2018, we had approximately $12.0 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2019, we estimate that our sales were negatively impacted by $1.3 million when compared to foreign exchange translation rates that were in effect in YTD 2018. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2019, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $15.1 million and gains of 14.5 million in YTD 2019 and YTD 2018, respectively, representing a comparative increase in foreign currency translation losses of $29.6 million. The comparative increase in YTD 2019 foreign currency translation losses is primarily due to the weakening of the Euro and Canadian dollar relative to the U.S. dollar. Conversely, in YTD 2018, the Euro and Canadian dollar strengthened against the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
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
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan B credit facility and revolving credit facility were 6.10% and 5.13%, respectively, as of December 31, 2018. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of December 31, 2018, we had $220.1 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $2.1 million increase or decrease in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2018.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 6, 2019	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Independent Contractor Agreement between Thermon Group Holdings, Inc. and Eric Reitler dated January 1, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 7, 2019)**

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
**    Compensatory plan or arrangement