Form 10-K
period 2019-03-31
Thermon Group Holdings, Inc.
filed 2019-06-12
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2019

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-35159
THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2228185 (I.R.S. Employer Identification No.)
7171 Southwest Parkway, Building 300, Suite 200, Austin, Texas (Address of principal executive offices)	78735 (Zip Code)
(512) 690-0600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	THR	New York Stock Exchange

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

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2018 was $830,607,986 based on the closing price of $25.78 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of June 11, 2019, the registrant had 32,636,248 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2019

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to operate successfully in foreign countries; (v) our ability to effectively integrate THS product lines into our existing sales and market channels; (vi) tax liabilities and changes to tax policy; (vii) our ability to protect data and thwart potential cyber attacks; (viii) our ability to bid and win new contracts; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) changes in relevant currency exchange rates; (xiii) a material disruption at any of our manufacturing facilities; (xiv) potential liability related to our products as well as the delivery of products and services; (xv) our dependence on subcontractors and third-party suppliers; (xvi) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs and the United Kingdom’s referendum vote; (xvii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xviii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xx) our ability to protect our trade secrets and intellectual property; and (xxi) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g. "fiscal 2019," "fiscal 2018" and "fiscal 2017" mean the Company's fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all of its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."

ITEM 1. BUSINESS

Business Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2019, approximately 60% of our revenue was generated outside of the United States.

During fiscal years 2015 and 2016, we acquired three companies, Unitemp Corporation ("Unitemp"), Sumac Fabrication Company Limited ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), adding complementary products and services to our core thermal solution offerings. Additionally, in October 2017, we completed the acquisition of CCI Thermal Technologies Inc., now Thermon Heating Systems, Inc. ("THS"), allowing Thermon to greatly expand our product offerings and the end markets we serve. We continue to actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

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

Our customers' need for MRO/UE solutions provides us with attractive recurring revenue streams. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 51% of our revenue for fiscal 2019, excluding THS, was derived from such MRO/UE activities.

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

Our newest offerings - made possible through the acquisition of THS - give us the ability to access a much broader footprint of a typical refining or heavy manufacturing facility where our legacy products have generally been required. With our full suite of heating products, we can now extend beyond the external heating of pipes offered by heat tracing. Our family of environmental heating products (branded as “Ruffneck” and “Catadyne”) range from electric or gas-powered space heating for personnel operating in harsh and hazardous environments to specific components in the same environments that need special protection. THS also offers a broad spectrum of capabilities in the process heating line. Immersion, circulation, and other highly-engineered forms of process heating (branded as “Caloritech”) protects process fluids as they reside in tanks or vessels or in-transit through the plant. One can think of our legacy capabilities as heating “from the outside,” whereas our additional capabilities provide us the products to heat “from within.” THS holds an “N-stamp,” or Nuclear Component Certification, allowing us to serve the nuclear power sector with heating and filtration products. These highly specialized filters use advanced mediums and specialized metals to perform under extreme heat and pressure. These products are branded as “3L Filters.” Lastly, our “Fastrax” and “Hellfire” lines, as well as some “Caloritech” products, provide a full-spectrum offering to the rail and transit industry. In both rolling stock and rail infrastructure, THS is a market leader in providing heat to rail cars, tracks, and switches throughout the world.

Our corporate offices are located at 7171 Southwest Parkway, Building 300, Suite 200, Austin, Texas 78735. Our telephone number is (512) 690-0600. Our website address is www.thermon.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available free of charge on our Investor Relations website located at http://ir.thermon.com. All reports that we have filed with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K and our Current Reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our Investor Relations website. In addition, all reports filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. None of the information on our website or any other website identified herein is incorporated by reference in this annual report and should not be considered a part of this annual report.

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

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC and two other private equity firms, which we refer to collectively as our "former private equity sponsors", acquired Audax's controlling interest in us. The acquisition and related transaction expenses were financed through the issuance of senior secured notes and an equity investment by our former private equity sponsors and certain members of our current and former management team. As used in this annual report, the "CHS Transactions" refer collectively to such acquisition, the equity investment in us by CHS, our other former private equity sponsors and certain members of our management team and related financing transactions.

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

In October 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $262.4 million CAD (approximately $204.6 million USD at the exchange rate as of October 30, 2017) in cash. Such subsidiary and CCI Thermal Technologies Inc. amalgamated immediately after the closing of the acquisition to form Thermon Heating Systems, Inc., an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. We believe we will be able to leverage our existing global sales force to further expand the reach of THS's product offerings.

Industry Overview

We estimate that the market for industrial process heating design and parts was approximately $4.0 billion in annual revenue in 2018. With our October 2017 acquisition of THS, our addressable market in fiscal 2018 grew by almost $1.0 billion in annual revenue, consisting of the process heating ($800 million) and transportation ($180 million) industries. This diversified the product and service mix to encompass the industrial process heating industry, which includes industrial heat tracing. We estimate that the industrial heat tracing market is composed of approximately 60% electric heat tracing and 40% steam heat tracing. While some environments welcome a conversion to electric heat tracing, a significant number of applications will remain protected by steam - due to both safety and the fact that many processes generate steam as a by-product, making it readily available. The industrial electric heat tracing industry is fragmented and consists of more than 30 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. The market for steam heat tracing solutions is equally as fragmented, but served by fewer companies, as the applications can be extremely high-temperature - requiring specific domain knowledge and manufacturing and installation techniques that are unique. Much like electric and steam heat tracing, the process heating market is highly fragmented. Industrial process heating providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require process heating, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meet these criteria.

The major end markets that drive demand for process heating include oil & gas, chemical processing and power generation. We believe that there are attractive near-to medium-term trends in each of these end markets.

·
Oil & Gas. Process heating is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. According to the International Energy Agency ("IEA"), natural gas supplies 22% of the energy used worldwide, and makes up nearly a quarter of electricity generation, and plays a crucial role as a feedstock for industry. Also, IEA estimates that global oil and gas upstream capital spending will increase over 4% in 2019. The oil and gas end market accounted for approximately 38% of the total market for industrial process heating in 2019, or approximately $1.5 billion in revenue. As global oil prices continue to recover from the recent depression, Thermon is well-positioned to take advantage of the near-to medium-term growth trends associated with this primary end market.

·
Chemical Processing. Process heating is required for temperature maintenance and freeze protection in a variety of chemical processing applications. Factors that may impact process heating demand in chemicals end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance. The IEA estimates that new global petrochemicals capacity will account for 33% of oil-demand growth by 2030. We estimate that the chemicals end market (including petrochemical) accounted for approximately 14% of the total market for industrial process heating in 2019, or approximately $560 million in revenue.

·
Power Generation. Process heating is required for high-temperature product maintenance, freeze protection and environmental regulation compliance in coal and gas facilities and for safety systems in nuclear facilities. An important driver of demand for process heating solutions for power generation is increasing demand for electricity worldwide. We estimate that the power generation end market accounted for approximately 7% of the total market for industrial process heating in fiscal 2019, or approximately $280 million in revenue. According to the IEA's World Energy Outlook 2018, electricity currently accounts for 19% of final energy consumption, a share that is expected to increase as demand growth for electricity outpaces all other fuels. According to the IEA's World

Energy Outlook 2018's New Policies Scenario, electricity will account for 24% of final energy consumption in 2040.

·
Transportation. Process heating is required to safely clear and heat rail switches, melt snow and ice from platforms, and provide comfort heating and defrosting in rolling stock. With over 1.1 million kilometers of operational railway in the world, it is still one of the most economical and safe solutions for passengers and products globally. According to an estimate by IEA based on International Union of Railways ("UIC"), Urban, passenger and freight rail continues to grow on the same curve as global gross domestic product, or GDP. Of this growth, the commercial rail and transit sector represents the largest increase at approximately 8.9% through 2028. We estimate that our transportation industry end markets accounted for approximately 6% of the total market for industrial process heating in fiscal 2019, or approximately $240 million in revenue.

Segments

We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp, IPI and Sumac. THS (formerly known as CCI Thermal Technologies Inc.) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 18, "Segment Information" for financial data relating to our four reportable geographic segments.

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

We offer a variety of temperature control monitoring systems as part of our TraceNet™ family of controller solutions. TraceNet™ controllers allow operators to assess control parameters, set control algorithms and monitor operating conditions throughout heat tracing installations. In conjunction with our TraceNet™ monitoring software, over 30,000 heat trace circuits can be monitored within the same network. We actively seek to expand our TraceNet™ product offerings with smart, connected solutions delivering customers the most advanced, reliable and easy-to-use monitoring solutions in the marketplace.

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

Project Services

As a manufacturer and global expert in process heating solutions, our customers often times rely on Thermon to deliver a range of project services, which may include:

•Engineering and design
•Procurement and project management services
•Turnkey installation
•Recurring facility assessment or audit
•Maintenance services

Our customers rely on Thermon’s design and engineering expertise on projects around the world. These services are combined with our heat tracing and process heating products under one contract to deliver an integrated solution that improves the overall value proposition for the customer. By delivering design drawings in conjunction with early project specifications, we can address our customer needs for design optimization studies, product selection assistance and computer-generated drawing packages. Often these are new facilities or Greenfield projects but they may also include upgrades or expansions and maintenance projects where our existing customers are upgrading their facilities. Project services are important to our business model and growth strategy to secure Greenfield contracts that both establish and enhance new and existing customer relationships.

Project services also include full turnkey solutions whereby we contract to install a complete heat tracing or process heating solution. We refer to this as our construction business which is primarily located in the southern United States near many of our customers in the downstream and mid stream petroleum, chemical and power generation industries.

Thermon Heating Systems Products

In October 2017, we acquired 100% of the equity of CCI Thermal Technologies Inc. and immediately rebranded as Thermon Heating Systems, Inc. ("THS"). THS develops, designs and manufactures the following high quality and durable advanced industrial heating and filtration solutions:

•	Environmental heating (branded as“Ruffneck” and “Catadyne”) - which provides electric or gas-powered space heating for both hazardous and non-hazardous areas;

•
Process heating (branded as “Caloritech”) - provides a myriad of highly-engineered heating products to multiple end-markets with the purpose of heating and maintaining a process fluid at specified temperatures. Some products also serve the transportation sector with both radiant and convection-style heating;

•	Filtration (branded as “3L Filters”) - which provides highly-specialized filtration solutions for the most stringent environments, including the nuclear industry; and

•	Transportation (branded as “Fastrax” and “Hellfire”) - provides heating applications to both rolling stock (rail cars) and rail infrastructure (track and switch).

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

Our MI cable manufacturing facility in Edmonton, Canada gives us adequate capacity to service the demands of clients in the oil sands projects of Western Canada in a time efficient manner. The facility's strategic location has enabled us to expand our sale of MI cable, which is well-suited for high temperature applications and harsh, arctic environments, into a global business.

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

Distribution- Our primary distribution centers are located in San Marcos, Texas, Calgary, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. THS maintains a sufficient supply of inventoried catalog stores at all five THS locations to quickly service customers' needs. Highly customizable engineered products are primarily manufactured out of the Oakville, Canada location. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia, Mexico City and Mexico. We expect to utilize warehouses that have been added through the acquisition of Sumac, IPI and Unitemp in Fort McMurray, Alberta, Canada, Port Neches, Texas and Cape Town and Johannesburg, South Africa, respectively, to store inventory for sales to existing Sumac, IPI and Unitemp customers.

In April 2015, we completed the expansion of our primary distribution center located in San Marcos, Texas at a total cost of $3.9 million including equipment. The expansion has significantly increased our storage capacity, reduced outside storage costs and consolidated warehouse operations for improved efficiencies.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2019.

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

Employees

As of March 31, 2019, we employed approximately 1,465 persons on a full-time basis worldwide and retained approximately 228 independent contractors. We have never experienced any organized work stoppage or strike; however, approximately 1% of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

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

Suspensions and delays in large capital projects within the energy sector, especially in the United States and Canada, have adversely affected our results of operations in recent years. A sustained downturn in the energy industry, due to decreases in oil and gas prices or demand for oil and gas products, could further decrease demand for some of our products and services, which would materially and adversely affect our business, financial condition and results of operations.

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

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices, which are volatile. In recent years, we have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in the United States and Canada. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or demand for oil and gas products, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could also have a significant negative impact on the market price of our common stock.

Our backlog may fluctuate and a failure to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2019 was $120.0 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

For fiscal 2019, approximately 60% of our revenues were generated outside of the United States, and approximately 29% were generated outside North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

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

If we are unable to effectively integrate the THS product lines into our existing sales and marketing channels, our future sales and revenue growth could be adversely affected.

With the completion of the THS acquisition in October 2017, we entered into a new product line that exposed us to new end markets relative to our legacy heat tracing products and services. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. While THS has similar economic characteristics as the core Thermon process heating operations, it does represent a new product line that exposed us to new end markets relative to our legacy heat tracing products and services. We are in the process of integrating THS into our existing Thermon sales and marketing operations. If we are unable to successfully combine and integrate the THS product lines with our existing Thermon operations, we may be unable to realize the anticipated synergies and financial benefits from the THS acquisition in the timeframe that we expect or at all, and our future sales and revenue growth could be adversely affected.

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
On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”). The Tax Act included significant changes to existing U.S. tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions. We have finalized our assessment of the impact of the Transition Tax on our consolidated financial statements and accompanying notes as of March 31, 2019.
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

If we are unable to successfully develop and improve our products and successfully implement new technologies in the markets that we serve, our business could be adversely affected.

Our future success will depend upon our continued investment in research and development of new products, improvement and enhancement of our existing product offerings and our ability to continue to achieve new technological advances in the process heating industry. Our inability to continue to successfully develop and market new products or our inability to implement technological advances on a pace consistent with that of our competitors could adversely affect our business and results of operations.

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

Our gross margins depend, in part, on our revenue mix. Although Greenfield project revenues, which provide for an ongoing stream of future high-margin MRO/UE revenues, are critical to our success and growth, increased Greenfield project revenues can adversely affect our gross margin.

Typically, both Greenfield and MRO/UE customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, historically, Greenfield revenue typically accounts for approximately 40% of our total revenue. Although Greenfield project revenues, which provide for an ongoing stream of future high-margin MRO/UE revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin Greenfield project revenues relative to historical levels could adversely affect our gross margins and results of operations.

Currency fluctuations and the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We derived approximately 3%, 5% and 8% of our revenue from our subsidiary incorporated in Russia in the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, and operations could be materially adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results.

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

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2019, the value of the U.S. Dollar strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $4.6 million in fiscal 2019, whereas the relative weakening of the U.S. Dollar positively impacted revenue by $7.9 million in fiscal 2018. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthens relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.

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

We test goodwill and indefinite-life intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2019, our goodwill and other intangible assets balance was $332 million, which represented 51% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. For example, we recognized a pre-tax, non-cash impairment charge of $1.7 million for the year ended March 31, 2016 related to the goodwill and other intangible assets of Unitemp. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

We often agree to provide products and services under fixed-price contracts, including our turnkey solutions. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based. This may occur for various reasons, including errors in estimates or bidding, changes in availability and cost of labor and raw materials and unforeseen technical and logistical challenges, including with managing our geographically widespread operations and use of third party subcontractors, suppliers and manufacturers in many countries. These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our project revenue and operating results. In addition, many of our customer contracts, including fixed-price contracts, contain liquidated damages provisions in the event that we fail to perform our obligations thereunder in a timely manner or in accordance with the agreed terms, conditions and standards.

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

We have substantial indebtedness. At March 31, 2019, we had $206.5 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; make strategic acquisitions or investments or enter into alliances; withstand a future downturn in our business or the economy in general; engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies.

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

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union and related actions could adversely affect us.

In June 2016, a majority of voters in the United Kingdom voted “for” the Referendum of the United Kingdom’s Membership in the European Union, referred to as “Brexit”, approving the exit of the United Kingdom from the European

Union, which triggered volatility in exchange rate fluctuations of the U.S. dollar against foreign currencies in which we conduct our business. We may experience volatility in exchange rates as the United Kingdom negotiates its exit from the European Union. If the U.S. dollar strengthens, our revenue denominated in foreign currencies may be adversely affected when translated into U.S. dollars.

The announcement of Brexit has also created global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending on our products and services. The effects of Brexit depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potential divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our business, results of operations and financial conditions.

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

We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our financial statements and have a material adverse effect on our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial statements and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Although we have concluded that our consolidated financial statements as of March 31, 2019 have been prepared in accordance with generally accepted accounting principles, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the Company, we have identified a material weakness in internal control over financial reporting primarily related to the controls over project revenues accounted for using the cost-to-cost method our European, Middle East and Africa (EMEA) segment, as described in further detail in Part II - Item 9A. “Controls and Procedures” of this annual report. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.

We are in the process of implementing a remedial plan, as described further in Item 9A, "Controls and Procedures", but if our remedial plan is insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, the market price of our common stock may be adversely affected, and we may be unable to maintain compliance with the listing requirements of the New York Stock Exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal executive offices are located at 7171 Southwest Parkway, Building 300, Austin, Texas.

Our principal manufacturing and warehousing is located at our San Marcos, Texas facility. In addition, we have offices and manufacturing locations in Canada, the Netherlands, France, United Kingdom, Germany, Russia, Mexico, China, Korea, Japan, India, Australia, Malaysia, Bahrain and South Africa. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, see Note 14, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the NYSE under the symbol "THR." On June 11, 2019, the closing sale price of our common stock, as reported by the NYSE, was $24.24. As of June 11, 2019, there were approximately 15 holders of our common stock of record.

Stock Performance

The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, (ii) a peer group selected by the Company and (iii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. Our peer group was selected in good faith and is comprised of manufacturing companies who compete in similar industries and possess similar sales and market capitalizations. The returns of each company in the peer group have been weighted according to market capitalization. The plotted points in the line graph are based on the closing price on the last trading date of the fiscal year. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2014 (the last day of fiscal 2014), and assumes the reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future price performance.

	March 31, 2014	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019
Thermon Group Holdings, Inc.	$100.00	$103.84	$75.75	$89.91	$96.68	$105.74
iShares Russell 2000 Index	$100.00	$108.49	$98.18	$100.10	$139.27	$142.36
Peer Group (a)	$100.00	$87.74	$98.30	$139.41	$136.89	$141.71
S&P 600 Small Cap 600 Energy	$100.00	$54.91	$28.94	$35.75	$27.44	$21.32

(a) Our peer group is comprised of the following publicly traded companies, which we selected in good faith on the basis of being manufacturing companies that compete in similar industries and have comparable sales and market capitalizations as Thermon: Ampco-Pittsburgh Corp. (AP), AAON Inc. (AAON), Flotek Industries Inc. (FTK), Gorman-Rupp Co. (GRC), Advanced Energy Industries Inc. (AEIS), Allied Motion Technologies, Inc. (AMOT), ESCO Technologies Inc. (ESE), Aspen Aerogels, Inc. (ASPN), Badger Meter, Inc. (BMI), DMC Global, Inc. (BOOM), Brooks Automation, Inc. (BRKS), Cohu, Inc. (COHU), Hurco Companies, Inc. (HURC), Lydall, Inc. (LDL), Perma-Pipe International Holdings, Inc. (PPIH), and Powell Industries Inc. (POWL).

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

Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information." See also Note 15, "Stock-Based Compensation Expense" to our consolidated financial statements included elsewhere in this annual report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2019 ("fiscal 2019"), March 31, 2018 ("fiscal 2018"), March 31, 2017 ("fiscal 2017"), March 31, 2016 ("fiscal 2016") and March 31, 2015 ("fiscal 2015"). The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2019 and 2018 and for fiscal 2019, fiscal 2018 and fiscal 2017, which are contained in Item 8 elsewhere in this annual report.

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$412,642	$308,609	$264,130	$281,928	$308,578
Cost of sales	236,702	164,798	152,199	150,613	153,874
Gross profit	$175,940	$143,811	$111,931	$131,315	$154,704
Operating expenses:
Marketing, general and administrative and engineering	106,660	94,615	77,715	80,729	76,868
Amortization of intangible assets	20,771	16,458	11,772	12,112	10,775
Impairment of intangible assets and goodwill (1)	—	—	—	1,713	—
Income from operations	$48,509	$32,738	$22,444	$36,761	$67,061
Interest income	238	606	566	423	460
Interest expense (2)	(15,714)	(8,984)	(3,518)	(4,142)	(4,565)
Loss on extinguishment of debt	—	(376)	—	—	—
Other income/(expense) (3)	109	(5,595)	(410)	(676)	(394)
Income from continuing operations before provision for income taxes	$33,142	$18,389	$19,082	$32,366	$62,562
Income tax expense	9,973	5,170	4,098	8,716	13,176
Net income	$23,169	$13,219	$14,984	$23,650	$49,386
Income attributable to non-controlling interests	413	1,306	343	641	—
Net income available to Thermon Group Holdings, Inc.	$22,756	$11,913	$14,641	$23,009	$49,386
Net income per common share:
Basic	0.70	$0.37	$0.45	$0.72	$1.54
Diluted	0.69	0.36	0.45	0.71	1.52
Weighted-average shares used in
computing net income per
common share (thousands)
Basic	32,569	32,424	32,302	32,177	32,027
Diluted	33,054	32,797	32,633	32,593	32,407

Cash dividends per share	—	—	—	—	—

Other Financial and Operating Data:
Capital expenditures (4)	11,055	9,072	8,370	12,581	6,075
Backlog at end of period (5)	119,956	159,624	106,880	81,242	75,745

	At March 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,402	$33,879	$42,842	$84,570	$93,774
Accounts receivable, net	105,323	94,411	63,719	57,432	60,441
Inventory, net	64,890	63,829	34,020	40,645	41,008
Total assets	655,762	662,477	454,080	468,677	449,757
Total debt, principal amount	206,500	225,000	81,000	94,500	108,000
Deferred debt issuance costs	6,271	7,967	524	888	1,217
Total debt, net of deferred debt issuance costs	200,229	217,033	80,476	93,612	106,783
Total equity	348,949	340,853	312,502	298,701	271,766

(1)	During fiscal 2016, the EMEA segment's financial results were negatively impacted by a $1.7 million impairment charge to Unitemp's goodwill and other intangible assets.

(2)
Interest expense in fiscal 2019 and 2018 primarily represents interest expense on the term loan B on outstanding principal balances as of March 31, 2019 and 2018 of $206.5 million and $225.0 million, respectively, compared to $81.0 million as of March 31, 2017. Further reductions in fiscal 2017 and thereafter of interest expense were due to the difference in interest rates on our term loan A that carried an interest rate that ranged from 2.87% to 3.62% after giving effect to our interest rate swaps and the interest rate reductions realized from the first and second amendments to our prior credit agreement.

(3)
Other expense in fiscal 2018 includes a foreign currency transaction loss of $3.3 million in connection with the option contract entered into to secure the THS acquisition purchase price, and a $2.3 million loss related to a derivative contract to hedge a $112.8 million long-term intercompany loan between Canada and the United States for the THS acquisition.

(4)	Represents capital expenditures less the sales of rental equipment at net book value.

(5)	Represents the future revenue attributable to signed, but unperformed, purchase orders that set forth specific revenue amounts at the end of the applicable period.

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

Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2019, approximately 60% of our revenues were generated outside of the United States. Since March 2015, we have acquired four companies (THS, Unitemp, Sumac and IPI), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

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

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2019 was $120.0 million, inclusive of $26.3 million for THS, as compared to $159.6 million at March 31, 2018. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have completed four acquisitions: THS, Unitemp, Sumac and IPI. See Note 3. "Acquisitions" to our consolidated financial statements and accompanying notes thereto included below in Item 8. Financial Statements and Supplementary Data of this annual report for information on the THS acquisition.

Impact of product mix. Typically, both Greenfield and MRO/UE customers require our products as well as our engineering and construction services. The level of service and construction needs will affect the profit margin for each type of revenue. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating units, heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,*
	2019	2018	2017
Greenfield	49%	37%	39%
MRO/UE	51%	63%	61%

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

Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenue. For fiscal 2019, MRO/UE sales comprised approximately 51% of our consolidated revenues (excluding THS).

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

Results of Operations
The following table sets forth data from our statements of operations as a percentage of sales for the periods indicated.

	Fiscal Year Ended March 31,
	2019		2018		2017
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$412,642	100%	$308,609	100%	$264,130	100%
Cost of sales	236,702	57	164,798	53	152,199	58
Gross profit	$175,940	43%	$143,811	47%	$111,931	42%
Operating Expenses:
Marketing, general, and administrative and engineering	102,512	25%	91,096	30%	74,313	28%
Stock compensation expense	4,148	1	3,519	1	3,402	1
Amortization of intangible assets	20,771	5	16,458	5	11,772	4
Income from operations	$48,509	12%	$32,738	11%	$22,444	8%
Interest expense, net (1)	(15,476)	(4)	(8,754)	(3)	(2,952)	(1)
Other income/(expense) (2)	109	—	(5,595)	(2)	(410)	—
Income before provision for income taxes	$33,142	8%	$18,389	6%	$19,082	7%
Income tax expense	9,973	2	5,170	2	4,098	2
Net income	$23,169	6%	$13,219	4%	$14,984	6%
Income attributable to non-controlling interest (3)	413	—%	1,306	—%	343	—%
Net income available to Thermon Group Holdings, Inc.	$22,756	6%	$11,913	4%	$14,641	6%

(1)
Interest expense in fiscal 2019 and 2018 primarily represents interest expense on the term loan B on outstanding principal balances as of March 31, 2019 and 2018 of $206.5 million and $225.0 million, respectively, compared to $81.0 million as of March 31, 2017. Further reductions in fiscal 2017 interest expense were due to the difference in interest rates on our term loan A that carried an interest rate that ranged from 2.87% to 3.62% after giving effect to our interest rate swaps and the interest rate reductions realized from the first and second amendments to our prior credit agreement.

(2)
Other expense in fiscal 2018 includes a foreign currency transaction loss of $3.3 million in connection with the option contract entered into to secure the THS acquisition purchase price, and a $2.3 million loss related to a derivative contract to hedge a $112.8 million long-term intercompany loan between Canada and the United States related to the THS acquisition.

(3)
Represents a 25% equity interest in Sumac retained by former sellers. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5%. See Note 12. "Related Party Transactions" to our consolidated financial statements included in Item 8 of this annual report for further discussion in connection with decrease in retained Sumac equity interest subsequent to March 31, 2018.

Year Ended March 31, 2019 ("fiscal 2019") Compared to the Year Ended March 31, 2018 ("fiscal 2018")

Revenue. Revenue for fiscal 2019 was $412.6 million, compared to $308.6 million for fiscal 2018, an increase of $104.0 million, or 34%. The increase in revenue is primarily from our organic operations due to a series of competitively bid projects around the world we won during fiscal 2019 to expand our installed base of customers. The organic increase represented $61.7 million of the total increase in revenue. The remaining increase of $42.3 million was attributable to the full-year fiscal 2019 revenue contribution from THS that was acquired in October 2017. Our sales mix (excluding THS) in fiscal 2019 was 49% Greenfield and 51% MRO/UE compared to 37% Greenfield and 63% MRO/UE in fiscal 2018. Greenfield revenue is historically at or near 40% of our total revenue. Accordingly, the volume of Greenfield revenues in fiscal 2019 was substantially higher than fiscal 2018 primarily due to increased project revenues in our US-LAM segment.

Fiscal 2019 revenue increased in all reportable segments as compared to fiscal 2018. The increase was primarily due to an increase in US-LAM segment sales of $51.1 million or 44.6%, as compared to fiscal 2018. Our US-LAM segment experienced sales growth in both Greenfield and MRO/UE with a return of both capital and maintenance spending by our customers. Fiscal 2019 revenues in the Canada segment increased by $33.0 million or 34.9% as compared to fiscal 2018. Most of the revenue from THS is included in our Canadian segment which increased $35.8 million as compared to the five months of operations that were included in the fiscal 2018 results. Our EMEA segment revenue increased $9.2 million or 13% and the APAC segment revenue increased $10.8 million or 35% as compared to fiscal 2018. Growth in each of these segments was primarily due to increased project activity.

Gross profit and margin. Gross profit totaled $175.9 million in fiscal 2019, compared to $143.8 million in fiscal 2018, an increase of $32.1 million, or 22%. The increase in gross profit in fiscal 2019 is due to the increase in revenues which include the THS revenue contribution, partially offset by a slight decrease in overall gross margins. Gross margins decreased from 47% in fiscal 2018 to 43% in fiscal 2019. The lower gross margins in fiscal 2019 is attributable to increased Greenfield project revenues in combination with turn-key Greenfield projects containing a higher proportion of labor and third-party materials. Gross margins from our Greenfield project sales were improved from fiscal 2018; however, the significant volume of Greenfield revenue reduced our overall gross margins. For fiscal 2019, gross margins from THS were slightly below the Company’s historical range of 45% to 50%. Gross margins for our core heat tracing products have been relatively unaffected by tariffs or other inflationary factors through fiscal 2019.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $102.5 million in fiscal 2019, compared to $91.1 million in fiscal 2018, an increase of $11.4 million, or 12.5%. As a percentage of total revenue, marketing, general and administrative and engineering costs were 24.8% and 29.5% in fiscal 2019 and fiscal 2018, respectively. The increase in fiscal 2019 marketing, general and administrative and engineering costs is primarily attributable to the THS acquisition. THS marketing, general and administrative and engineering expenses increased $13.7 million, due to twelve months of operations in fiscal 2019, as compared to the five months of operations in fiscal 2018. Fiscal 2018 included $4.1 million of THS acquisition related expenses. In fiscal 2019 we incurred an additional $3.5 million of salaries and benefits (excluding THS) as compared to fiscal 2018, primarily attributable to the increase in headcount in our US-LAM segment. Additionally, our accrual for annual incentive (excluding THS) was $3.2 million higher in fiscal 2019 than fiscal 2018. We accrue for an annual incentive bonus for our officers and employees based on quarterly results toward attainment levels established by our board of directors.

Stock compensation expense. Stock compensation expense increased $0.6 million in fiscal 2019 over fiscal 2018.

Amortization of intangible assets. Amortization of intangible assets was $20.8 million in fiscal 2019 and $16.5 million in fiscal 2018. The increase in amortization expense is attributable to the acquired intangible assets of THS, which accounted for $9.1 million in amortization in fiscal 2019.

Interest expense, net. Interest expense, net totaled $15.5 million in fiscal 2019, compared to $8.8 million in fiscal 2018, an increase of $6.7 million. Interest expense on outstanding principal of long-term debt increased $6.6 million and amortization of deferred debt costs increased $0.1 million in fiscal 2019 as compared to fiscal 2018. The increase was due to the $250.0 million senior secured term loan B credit facility incurred to finance, in part, the THS acquisition in October 2017. During most of fiscal 2019, $225 million principal remained outstanding at an interest rate of approximately 6% (see Note 11, "Long-Term Debt", for additional information on our long-term debt).

Other Income/Expense. Other income was $0.1 million in fiscal 2019, compared to an expense of $5.6 million in fiscal 2018, a comparative decrease of expense of $5.7 million. During fiscal 2019, we recorded approximately $0.2 million of foreign exchange income from foreign exchange gains due to favorable hedging activities offset in part by unrealized losses from the deferred compensation plan and other miscellaneous expense of $0.1 million, as compared to $5.6 million foreign exchange loss in fiscal 2018 related to the THS acquisition.

Income taxes. Income tax expense was $10.0 million in fiscal 2019, on pre-tax net income of $33.1 million compared to income tax expense of $5.2 million in fiscal 2018 on pre-tax net income of $18.4 million, an increase of $4.8 million. Our effective tax rate was 30.1% and 28.1% in fiscal 2019 and fiscal 2018, respectively.

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

See Note 17, “Income Taxes,” to our audited condensed consolidated financial statements included elsewhere in this annual report, for further detail on income taxes.

Net income available to Thermon Group Holdings, Inc. Net income available to the Company, after non-controlling interest, was $22.8 million in fiscal 2019 as compared to $11.9 million in fiscal 2018, an increase of $10.9 million or 91.6%. The increase in fiscal 2019 net income is primarily due to a $32.1 million increase in gross profit and a $5.7 million decrease in other expenses, partially offset by (i) a $11.4 million increase in marketing, general and administrative and engineering expense primarily due to the twelve months of THS operations in fiscal 2019 as compared to five months in fiscal 2018, (ii) $4.3 million in increased amortization expense as a result of the THS acquired intangible assets, (iii) an increase of $6.7 million in interest expense and amortization of deferred debt costs relating to our new term loan B credit facility, and (iv) a $4.8 million increase in income tax expense.

Year Ended March 31, 2018 ("fiscal 2018") Compared to the Year Ended March 31, 2017 ("fiscal 2017")

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 filed with the SEC on June 8, 2018 for a discussion of the results of operations in fiscal 2018 as compared to fiscal 2017.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our significant contractual payment obligations as of March 31, 2019 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Variable rate term loan (1)	$206,500	$2,500	$5,000	$5,000	$194,000
Interest payments on variable rate term loan (2)	54,593	10,086	19,748	19,285	5,474
Borrowings under revolving credit facility (3)	11,225	11,225	—	—	—
Operating lease obligations (4)	20,256	3,941	6,001	4,088	6,226
Information technology services agreements (5)	2,244	1,123	1,121	—	—
Total	$294,818	$28,875	$31,870	$28,373	$205,700

(1)
Consists of quarterly scheduled principal payments commencing April 1, 2018 under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $192.8 million due at maturity in October 2024. Please see Note 11, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.

(2)	Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of March 31, 2019.

(3)	Consists of borrowings under our revolving line of credit facility. As of March 31, 2019, the interest rate on outstanding borrowings was 4.57%.

(4)
We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.

(5)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies. We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2019, we had in place standby letters of credit, bank guarantees and performance bonds totaling $19.8 million to back our various customer contracts. Our Indian subsidiary also has $5.2 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures debt service needs and potential future acquisitions. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. At March 31, 2019, outstanding principal under the term loan B facility was $206.5 million.

Cash and cash equivalents. At March 31, 2019, we had $31.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $5.4 million, or 17%, of these amounts were held in domestic accounts with various institutions and approximately $26.0 million, or 83%, of these amounts were held in accounts outside of the United States with various financial institutions.

Investments. At March 31, 2018, we had 1.0 million in investments. The investments have maturities that range from 90 days to one year. The investments are primarily in held in foreign accounts with various financial institutions.
Senior secured credit facility. See Note 11, “Long-Term Debt—Senior Secured Credit Facility” to our consolidated financial statements and accompanying notes thereto included in Item 8 below of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 2. At March 31, 2019, we had outstanding borrowings of $11.2 million under our revolving credit facility and $44.5 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $4.3 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.

As of March 31, 2019, we had $206.5 million of outstanding principal on our term loan B facility. Commencing April 1, 2018, we will be required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $192.8 million due at maturity of the term loan in October 2024. During fiscal years 2019 and 2018, we made an optional debt prepayment of principal on the term loan B of $16.0 million and $25.0 million, respectively. From time to time, we may choose to make unscheduled and additional repayments of principal on the term loan B based on available cash flows.
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the Company under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the “Canadian Borrower”) under the revolving credit facility are guaranteed by the Company, Thermon Holding Corp. (the “US Borrower”), the US Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.

Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of March 31, 2019, we were in compliance with all financial covenants of the credit facility.

Restrictive covenants. The credit agreement governing our credit facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness; grant liens; make fundamental changes; sell assets; make restricted payments including cash dividends to shareholders; enter into sales and leasebacks; make investments; prepay certain indebtedness; enter into transactions with affiliates; and enter into restrictive agreements.

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

In fiscal 2019, we invested $12.0 million in capital expenditures. Sumac purchased $2.0 million in property, plant and equipment, primarily related to leased equipment, of which $1.0 million was sold to customers. We invested $2.5 million in the implementation of our enterprise resource planning (“ERP”) software, upgrading our external website and upgrading of other internally developed software. We invested $4.8 million in upgrading various buildings and manufacturing equipment. The remaining $3.7 million represents our annual investments in technology, furniture and fixture replacements, and capital maintenance. Going forward, we expect to invest approximately $9.8 million in the fiscal year ending March 31, 2020, including $2.2 million of investments in equipment used in our manufacturing facilities, and $3.0 million in land and building improvements. The remaining amount primarily relates to investments in computers and technology equipment to support our business. We will continue to invest in building portable power solutions used as rentals by our Sumac business based on market demand.

Year Ended March 31, 2019 ("fiscal 2019") Compared to the Year Ended March 31, 2018 ("fiscal 2018")

Net cash provided by operating activities totaled $23.2 million for fiscal 2019 compared to $22.9 million for fiscal 2018, an increase of $0.3 million. Our net income increased from $13.2 million in fiscal 2018 to $23.2 million in fiscal 2019, an increase of $10.0 million. Non-cash reconciling items such as depreciation and amortization, stock compensation expense, changes in deferred taxes and other non-cash charges were $32.5 million and $20.3 million in fiscal 2019 and fiscal 2018, respectively. Additionally, in fiscal 2019 total working capital accounts represented a use of cash of $32.4 million compared to a use of cash of $10.6 million in fiscal 2018.

In fiscal 2019 our working capital assets increased representing a use of cash of $30.3 million, and in fiscal 2018 our working capital assets also increased representing a use of cash of $30.6 million. The comparative increase in the fiscal 2019 use of cash of $0.3 million is primarily the result of an increase, or use of cash, in accounts receivable and contract assets of $0.7 million, and $5.9 million, respectively, offset by a decrease in the use of cash for inventory and other current and non-current assets of $5.6 million and $1.3 million, respectively. The increase in accounts receivable is primarily attributable to the increase in revenue in fiscal 2019, and the increase in contract assets is primarily due to the increase of project revenues. The decrease in inventory is due to high inventory consumption as a result of increased sales during the peak of heating season. Our combined balances of accounts payable, accrued liabilities and other non-current liabilities were a source of cash of $4.1 million in fiscal 2019, and a source of cash of $16.0 million in fiscal 2018. The increase in accounts payable, accrued liabilities and other non-current liabilities is primarily attributable to vendor payment timing and an increase in accrued short-term incentives. Changes in our income taxes payable balances represented a use of cash of $6.1 million in fiscal 2019 and a $4.0 million source of cash in fiscal 2018 a comparative use of cash of $10.1 million. The increase in the use of cash for income taxes payable reflects the timing of payments to satisfy the net income tax liability at the end of fiscal 2018 and the increase in estimated income tax payments toward higher pre-tax income in fiscal 2019.

Net cash used in investing activities totaled $10.1 million for fiscal 2019 compared to $166.5 million for fiscal 2018, a decrease of $156.4 million in the use of cash, which is the net effect of the following items. In fiscal 2018, the Company paid, net of cash acquired, $202.7 million for the THS acquisition resulting in a use of cash. In fiscal 2019 and fiscal 2018, proceeds from the sale of cash deposit investments totaled $1.0 million and $53.4 million, respectively, reflecting a comparative $52.4 million decrease in the source of cash. During fiscal 2018, the Company purchased $8.1 million in cash deposit investments reflecting a comparative increase in the source of cash of $8.1 million. In fiscal 2019 and fiscal 2018, the Company purchased $12.0 million and $10.0 million, respectively, of property, plant and equipment representing a comparative increase in the use of cash of $2.0 million.

Net cash provided by (used in) financing activities totaled $(14.1) million in fiscal 2019, compared to $133.9 million for fiscal 2018, a comparative decrease of $148.0 million cash provided by financing activities. The decrease in the source of cash is primarily attributable to the funding of the term loan B credit facility which was a source of cash of $250.0 million in fiscal 2018, offset in part by the repayment of the extinguished credit facility and additional revolver borrowings of $116.0 million in fiscal 2018. During fiscal 2019, the Company made repayments of term loan principal and revolver borrowings of $40.3 million offset by revolver borrowings of $33.2 million representing a use of cash of $7.1 million. Issuance costs and debt discounts associated with the term loan B were a use of cash of $9.7 million in fiscal 2018. See Note 11, “Long-Term Debt” for additional information on our term loan B credit facility and revolving credit facility. Additionally, the Company purchased one-half (12.5%) of the existing 25% minority interest from the minority shareholder of the entities holding the Sumac business unit in the amount of $5.7 million and made a distribution to such minority shareholder in the amount of $0.9 million, both representing a use of cash in fiscal 2019.

Year Ended March 31, 2018 ("fiscal 2018") Compared to the Year Ended March 31, 2017 ("fiscal 2017")

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018 filed with the SEC on June 8, 2018 for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2018 as compared to fiscal 2017.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Our most significant financial statement estimates include revenue recognition, allowances for bad debts, warranty reserves, project revenues, inventory reserves and potential litigation claims and settlements.

Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be materially different from the estimates.

Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers", which significantly amended the existing revenue recognition requirements and guidance. Effective April 1, 2018, the Company adopted the amended guidance, please refer to Note 4 "Revenue from Contracts with Customers" of our consolidated financial statements included below in Item 8 of this annual report for further discussion, including the impact the adoption had on our condensed consolidated financial statements.

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

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $1.0 million and $1.2 million as of March 31, 2019 and 2018, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Net realizable value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $2.2 million and $2.1 million at March 31, 2019 and 2018, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Valuation of long-lived, goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments, we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets; and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. In fiscal 2016, we recorded a $1.2 million goodwill impairment charge related to Unitemp, as our expectations of future revenue and profitability was below those estimated at the time of the acquisition, and impaired an additional $0.5 million of other intangibles as their fair value was less than their carrying value. In fiscal 2019 and 2018, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark, then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2019 or fiscal 2018.

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

Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgment than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2018. Please refer to Note 4 "Revenue from Contracts with Customers" for further discussion, including the impact the adoption had on our condensed consolidated financial statements.

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

	March 31,
	2019	2018	2017
Cash and cash equivalents	$31,402	$33,879	$42,842
Restricted cash included in prepaid expenses and other current assets	1,624	1,703	1,202
Restricted cash included in other long term assets	815	745	248
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,841	$36,327	$44,292

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

Leases- In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02 "Leases" (Topic 842), which amended the guidance that requires lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. Topic 842 also amended the guidance for transactions where the Company acts as a lessor, which is the case for our Sumac operating segment. The changes are effective for annual and interim periods beginning after December 15, 2018, and amendments should be applied using one of two modified retrospective transition methods.

We adopted these provisions on April 1, 2019 through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The transition adjustment related to the adoption was immaterial. We elected one of the available practical expedients permitted under the transition guidance within the new standard (Topic 842). This expedient (ASC 842-20-25-2) allows us to not capitalize leases with a term of less than 12 months from the adoption date of April 1, 2019.  While we continue to refine our analysis, we currently estimate that right-of-use ("ROU") assets may have amounted up to $21,000 as of April 1, 2019, and lease liabilities did not significantly differ from ROU assets.  We do not expect the guidance to have a material impact on our results of operations or cash flows. We intend to provide additional disclosures as required by the new standard, which we are currently assessing, in our quarterly report on Form 10-Q for the first quarter of the fiscal year ending March 31, 2020.

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

Non-GAAP Financial Measures

Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," and "Free cash flow," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share (or "EPS") represents net income attributable to Thermon before costs related to the consolidation of our operating footprint in Canada, THS acquisition-related expenses, a one-time loss on certain foreign currency hedges entered into in connection with the THS acquisition, a one-time repatriation tax on deferred foreign income as a result of the tax reform legislation, adjustments to our deferred tax liability for a tax rate change, amortization of intangible assets, and the income tax effect on any non-tax adjustments, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, income attributable to non-controlling interests, costs related to the consolidation of our operating footprint in Canada, THS acquisition-related expenses and a one-time loss on certain foreign currency hedges entered into in connection with the THS acquisition. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment and proceeds from sales of land and buildings.

We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, or Adjusted Net Income. Adjusted EPS, Adjusted EBITDA, and Adjusted Net Income should be considered in addition to, not as substitutes for, income from operations, net income, net income per share, and other measures of financial performance reported in accordance with GAAP. We provide Free cash flow as a measure of our liquidity. Our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted Net Income, and Free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
	2019	2018	2017
Net income available to Thermon Group Holdings, Inc.	$22,756	$11,913	$14,641
Interest expense, net	15,476	8,754	2,952
Income tax expense	9,973	5,170	4,098
Depreciation and amortization	29,965	24,420	17,832
Stock-based compensation	4,148	3,519	3,402
Income attributable to non-controlling interest in Sumac	413	1,306	343
Consolidation of operating footprint in Canada	757	—	—
THS acquisition related foreign exchange losses	—	5,594	—
THS acquisition related expenses	—	4,093	—
Adjusted EBITDA	$83,488	$64,769	$43,268

The following table reconciles net income to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2019	2018	2017
Net income available to Thermon Group Holdings, Inc.	$22,756	$11,913	$14,641
Consolidation of operating footprint in Canada	757	—	—
THS acquisition related expense	—	4,093	—
THS acquisition related foreign exchange losses	—	5,594	—
Tax reform related expense	—	1,014	—
Acceleration of unamortized debt costs	394	880	—
Release of deferred tax liability for undistributed foreign earnings and uncertain tax positions	—	(554)	(555)
Amortization of intangible assets	20,771	16,458	11,772
Tax effect of financial adjustments	(5,499)	(6,947)	(3,626)
Adjusted net income (non-GAAP) (1)	$39,179	$32,451	$22,232

Adjusted-fully diluted earnings per common share (non-GAAP) (1)	$1.19	$0.99	$0.68

Fully-diluted common shares - non-GAAP basis (thousands)	33,054	32,797	32,633

(1) The Company now presents non-GAAP Adjusted Net Income and non-GAAP Adjusted EPS to include the impact of intangible amortization.

The following table reconciles cash provided by operating activities to Free Cash Flow for the periods presented:

	Year Ended March 31,
	2019	2018	2017
Cash provided by operating activities	$23,227	$22,913	$26,483
Less: Purchases of property, plant and equipment, net of rental equipment sales	(11,055)	(9,072)	(8,020)
Free cash flow provided	$12,172	$13,841	$18,463

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 60% of our fiscal 2019 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, Brazilian Real, South African Rand, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2019 and 2018, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $7.4 million and $18.7 million, respectively.

During fiscal 2019, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.0 million for fiscal 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $1.3 million for fiscal 2019. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.7 million for fiscal 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.8 million for fiscal 2019.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transaction losses on our consolidated statements of operations were gains of $0.2 million and $5.7 million in fiscal 2019 and fiscal 2018, respectively.

Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2019, we estimate that our sales were negatively impacted by $4.6 million when compared to foreign exchange translation rates that were in effect in fiscal 2018. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In fiscal 2019, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were losses of $13.2 million in fiscal 2019 and gains of $12.0 million in fiscal 2018. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $77.9 million with our wholly-owned Canadian subsidiary, Thermon Canada. See Note 2, “Fair Value Measurements” to our consolidated financial statements included below in Item 8 of this annual report for further information regarding our cross currency swap.

Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan B credit facility and revolving credit facility were 6.24% and 4.57%, respectively, as of March 31, 2019. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.

As of March 31, 2019, we had $206.5 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $2.1 million increase or decrease in our annual interest expense. As of March 31, 2019, we had $11.2 million of outstanding principal under our revolving credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would results in a $0.1 million increase or decrease in our annual interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended March 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 12, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Austin, Texas
June 12, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Thermon Group Holdings, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated June 12, 2019 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment related to the accounting for, and disclosure of, project revenues within the Company’s Europe, Middle East and Africa (EMEA) segment. Specifically (i) the Company did not maintain an effective control environment, as the Company did not have sufficient competent personnel to support the effective operation of controls over project revenues within the Company’s EMEA segment; (ii) the Company did not conduct an effective risk assessment process to ensure controls were designed and implemented to respond to the risks associated with the accounting and disclosure for project revenues, within the Company’s EMEA segment; and (iii) the Company did not effectively monitor, or ensure timely correction of, prior control deficiencies associated with project revenues within the Company’s EMEA segment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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

/s/ KPMG LLP

Austin, Texas
June 12, 2019

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, except share and per share data)

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017

Sales	$412,642	$308,609	$264,130
Cost of sales	236,702	164,798	152,199
Gross profit	175,940	143,811	111,931
Operating expenses:
Marketing, general and administrative and engineering	106,660	94,615	77,715
Amortization of intangible assets	20,771	16,458	11,772
Income from operations	48,509	32,738	22,444
Other income/(expenses):
Interest income	238	606	566
Interest expense	(15,714)	(8,984)	(3,518)
Loss on extinguishment of debt	—	(376)	—
Other income/(expense)	109	(5,595)	(410)
Income before provision for income taxes	33,142	18,389	19,082
Income tax expense	9,973	5,170	4,098
Net income	23,169	13,219	14,984
Income attributable to non-controlling interests	413	1,306	343
Net income available to Thermon Group Holdings, Inc.	$22,756	$11,913	$14,641
Other comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$22,756	$11,913	$14,641
Foreign currency translation adjustment	(13,233)	12,030	(4,536)
Derivative valuation, net of tax	—	34	791
Other	825	(270)	(21)
Total comprehensive income	$10,348	$23,707	$10,875
Net income per common share:
Basic	$0.70	$0.37	$0.45
Diluted	0.69	0.36	0.45
Weighted-average shares used in computing net income per common share:
Basic	32,568,541	32,423,581	32,301,661
Diluted	33,054,304	32,797,351	32,633,281

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$31,402	$33,879
Investments	—	1,022
Accounts receivable, net of allowance for doubtful accounts of $987 and $1,231 as of March 31, 2019 and 2018, respectively	105,323	94,411
Inventories, net	64,890	63,829
Contract assets	26,454	16,114
Prepaid expenses and other current assets	7,320	9,054
Income tax receivable	4,389	1,885
Total current assets	239,778	220,194
Property, plant and equipment, net	74,955	74,485
Goodwill	204,995	210,566
Intangible assets, net	126,596	151,434
Deferred income taxes	3,829	3,425
Other long term assets	5,609	2,373
Total assets	$655,762	$662,477
Liabilities and equity
Current liabilities:
Accounts payable	$22,705	$22,995
Accrued liabilities	27,848	22,810
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	11,225	—
Contract liabilities	6,814	8,143
Income taxes payable	1,961	5,952
Total current liabilities	73,053	62,400
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $6,271 and $7,967 as of March 31, 2019 and 2018, respectively	197,729	214,533
Deferred income taxes	28,139	34,252
Other noncurrent liabilities	7,892	10,439
Total liabilities	306,813	321,624
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,624,200 and 32,492,339 shares issued and outstanding at March 31, 2019 and 2018, respectively	33	32
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	223,040	222,622
Accumulated other comprehensive loss	(48,949)	(36,541)
Retained earnings	170,621	148,812
Total Thermon Group Holdings, Inc. shareholders' equity	344,745	334,925
Non-controlling interests	4,204	5,928
Total equity	348,949	340,853
Total liabilities and equity	$655,762	$662,477

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2016	32,222,720	$32	$216,701	$122,258	$4,279	$(44,569)	$298,701
Issuance of common stock in exercise of stock options	43,121	—	250	—	—	—	250
Issuance of restricted stock as deferred compensation to employees and directors	19,824	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	47,179	—	—	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	32,709	—	—	—	—	—	—
Stock compensation expense	—	—	3,402	—	—	—	3,402
Excess tax deduction from stock options	—	—	(1,069)	—	—	—	(1,069)
Net income available to Thermon Group Holdings, Inc.	—	—	—	14,641	—	—	14,641
Foreign currency translation adjustment	—	—	—	—	—	(4,536)	(4,536)
Interest rate swap	—	—	—	—	—	791	791
Other	—	—	—	—	—	(21)	(21)
Income attributable to non-controlling interests	—	—	—	—	343	—	343
Balances at March 31, 2017	32,365,553	$32	$219,284	$136,899	$4,622	$(48,335)	$312,502
Issuance of common stock in exercise of stock options	42,636	—	300	—	—	—	300
Issuance of common stock as deferred compensation to directors	20,216	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	43,445	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	20,489	—	—	—	—	—	—
Stock compensation expense	—	—	3,519	—	—	—	3,519
Repurchase of employee stock units on vesting	—	—	(481)	—	—	—	(481)
Net income available to Thermon Group Holdings, Inc.	—	—	—	11,913	—	—	11,913
Foreign currency translation adjustment	—	—	—	—	—	12,030	12,030
Interest rate swap	—	—	—	—	—	34	34
Other	—	—	—	—	—	(270)	(270)
Income attributable to non-controlling interests	—	—	—	—	1,306	—	1,306
Balances at March 31, 2018	32,492,339	$32	$222,622	$148,812	$5,928	$(36,541)	$340,853
Issuance of common stock in exercise of stock options	37,906	—	396	—	—	—	396
Issuance of common stock as deferred compensation to directors	20,064	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	51,775	1	—	—	—	—	1
Issuance of common stock as deferred compensation to executive officers	22,116	—	—	—	—	—	—
Stock compensation expense	—	—	4,148	—	—	—	4,148
Repurchase of employee stock units on vesting	—	—	(598)	—	—	—	(598)
Net income available to Thermon Group Holdings, Inc.	—	—	—	22,756	—	—	22,756
Foreign currency translation adjustment	—	—	—	—	—	(13,233)	(13,233)
Other	—	—	—	—	—	825	825
Remeasurement of non-controlling interest	—	—	(3,528)	—	3,528	—	—
Purchase of non-controlling interest	—	—	—	—	(5,665)	—	(5,665)
Distribution to non-controlling interest	—	—	—	(947)	—	—	(947)
Income attributable to non-controlling interests	—	—	—	—	413	—	413
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Operating activities
Net income	$23,169	$13,219	$14,984
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,965	24,420	17,832
Amortization of debt costs	1,756	1,657	390
Amortization of inventory step-up	170	869	—
Loss on extinguishment of debt	—	376	—
Stock compensation expense	4,148	3,519	3,402
Deferred income taxes	(5,552)	(11,337)	(3,262)
Long term cross currency swap	(3,313)	1,540	—
Reserve (release) for uncertain tax positions	1,136	—	(128)
Remeasurement loss/(gain) on intercompany balances	4,147	(773)	152
Changes in operating assets and liabilities:
Accounts receivable	(14,541)	(13,818)	(5,212)
Inventories	(3,432)	(9,059)	6,579
Contract assets	(11,990)	(6,067)	2,599
Other current and non-current assets	(370)	(1,627)	(527)
Accounts payable	(21)	2,003	(4,608)
Accrued liabilities and non-current liabilities	4,076	13,950	(3,173)
Income taxes payable and receivable	(6,121)	4,041	(2,545)
Net cash provided by operating activities	$23,227	$22,913	$26,483
Investing activities
Purchases of property, plant and equipment	$(12,036)	$(10,008)	$(8,370)
Sales of rental equipment	981	936	350
Proceeds from the sale of property, plant and equipment	33	13	811
Cash paid for acquisitions, net of cash acquired	—	(202,693)	—
Purchase of investments	—	(8,123)	(44,786)
Proceeds from the sale of investments	952	53,406	—
Net cash used in investing activities	$(10,070)	$(166,469)	$(51,995)
Financing activities
Proceeds from senior secured notes	$—	$250,000	$—
Payments on long term debt and revolving credit facility	(40,323)	(116,000)	(13,500)
Proceeds from revolving credit facility	33,241	10,000	—
Issuance costs associated with debt financing	—	(9,698)	—
Purchase of shares from non-controlling interests	(5,665)	—	—
Distribution to non-controlling interest	(947)	—	—
Lease financing	(205)	(264)	(257)
Issuance of common stock including exercise of stock options	396	383	168
Loss from excess tax deduction from option exercises	—	—	(448)
Repurchase of employee stock units on vesting	(598)	(481)	(621)
Net cash provided by (used in) financing activities	$(14,101)	$133,940	$(14,658)
Effect of exchange rate changes on cash and cash equivalents	(1,542)	1,651	(1,516)
Change in cash and cash equivalents	$(2,486)	$(7,965)	$(41,686)
Cash, cash equivalents and restricted cash at beginning of period	36,327	44,292	85,978
Cash, cash equivalents and restricted cash at end of period	$33,841	$36,327	$44,292
Cash paid for interest and income taxes
Interest	$13,959	$7,348	$3,085
Income taxes paid	22,260	7,728	9,280
Income tax refunds received	900	818	—
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Share and Per Share Data)
March 31, 2019

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. The ownership of noncontrolling investors is recorded as noncontrolling interests. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 60%, 63% and 55%, of the Company's consolidated sales for fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and 65% and 68%, of the Company's consolidated total assets at March 31, 2019 and 2018, respectively.

Segment Reporting

We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp, IPI and Sumac. THS (formerly known as CCI) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprises less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 18, "Segment Information" for financial data relating to our four reportable geographic segments.

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

The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $987 and $1,231 as of March 31, 2019 and 2018, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2016	$656
Reduction in reserve	307
Write-off of uncollectible accounts	(445)
Balance at March 31, 2017	518
Additions to reserve	787
Write-off of uncollectible accounts	(74)
Balance at March 31, 2018	1,231
Additions to reserve	354
Write-off of uncollectible accounts	(598)
Balance at March 31, 2019	$987

Inventories

Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or net realizable value. We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions, as well as various types of immersion, circulation and space heaters for THS. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers", which significantly amended the existing revenue recognition requirements and guidance. Effective April 1, 2018, the Company adopted the amended guidance. Please refer to Note 4 "Revenue from Contracts with Customers" for additional information.

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

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments we have seven reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test. In the first step of the goodwill impairment test, the reporting unit's carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the "implied fair value" requires us to allocate the estimated value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge will be recorded. In fiscal 2019 and 2018, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2019, 2018 and 2017.

Debt Issuance Costs

The Company defers the costs associated with debt and financing arrangements. These costs are amortized over the life of the loan or financing as interest expense. Additionally, for any unscheduled principle payments the Company will record additional deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2019, fiscal 2018 and fiscal 2017 were $1,756, $1,657 and $391, respectively.

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

During fiscal 2018, we revised our permanent reinvestment position whereby we expect to repatriate future earnings. Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions. Please see Note 17, "Income Taxes" for more information on the impacts of the Tax Act.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal 2019, fiscal 2018 and fiscal 2017 were $6,289, $5,240 and $3,501, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of sales and freight collections from customers is included as part of sales.

Economic Dependence

As of March 31, 2019 and March 31, 2018, no one customer represented more than 10% of the Company's accounts receivable balance. In fiscal 2019, fiscal 2018 or fiscal 2017 no one customer represented more than 10% of sales.

Recent Accounting Pronouncements

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgment than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2018. Please refer to Note 4 "Revenue from Contracts with Customers" for further discussion, including the impact the adoption had on our condensed consolidated financial statements.

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

	March 31,
	2019	2018	2017
Cash and cash equivalents	$31,402	$33,879	$42,842
Restricted cash included in prepaid expenses and other current assets	1,624	1,703	1,202
Restricted cash included in other long term assets	815	745	248
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,841	$36,327	$44,292

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

Leases- In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02 "Leases" (Topic 842), which amended the guidance that requires lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. Topic 842 also amended the guidance for transactions where the Company acts as a lessor, which is the case for our Sumac operating segment. The changes are effective for annual and interim periods beginning after December 15, 2018, and amendments should be applied using one of two modified retrospective transition methods.

We adopted these provisions on April 1, 2019 through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The transition adjustment related to the adoption was immaterial. We elected one of the available practical expedients permitted under the transition guidance within the new standard (Topic 842). This expedient (ASC 842-20-25-2) allows us to not capitalize leases with a term of less than 12 months from the adoption date of April 1, 2019.  While we continue to refine our analysis, we currently estimate that right-of-use ("ROU") assets may have amounted up to $21,000 as of April 1, 2019, and lease liabilities did not significantly differ from ROU assets.  We do not expect the guidance to have a material impact on our results of operations or cash flows. We intend to provide additional disclosures as required by the new standard, which we are currently assessing, in our quarterly report on Form 10-Q for the first quarter of the fiscal year ending March 31, 2020.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2019 and 2018, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value follows:

	March 31, 2019		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$206,500	$206,500	$225,000	$225,000	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$11,225	$11,225	$—	$—	Level 2 - Market Approach

At March 31, 2019 and 2018, the fair value of our variable rate term loan and revolving line of credit approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Acquisition Related Foreign Exchange Option
In connection with the execution of the purchase agreement for the THS acquisition on October 3, 2017, we entered into a combination of option contracts to secure the exchange rate of $200,000 CAD that would be contributed by the Company at closing on October 30, 2017. The options were structured such that the $200,000 CAD would be exchanged for no more than $162,100 and no less than $159,200 USD. At settlement date, Thermon took delivery of $200,000 CAD for $159,200. At closing of the THS acquisition, the Canadian dollar weakened such that the actual spot foreign exchange rate was $155,900. The resulting difference of $3,326 was recognized as realized loss on foreign exchange in fiscal 2018.

Cross Currency Swap

The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $77,894 intercompany receivable from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At March 31, 2019, we recorded $1,768 of unrealized mark-to-market gains on the cross-currency swap which is reported as "Other non-current assets", in the condensed consolidated balance sheet. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. For the fiscal year ended March 31, 2019, the gain on the long-term cross currency swap derivative contract was offset by unrealized losses on the intercompany note of $3,363 for a net loss of $87.

Deferred Compensation Plan Assets

The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” at March 31, 2019 and March 31, 2018 were $1,557 and $574, respectively, of deferred compensation plan assets (mutual funds) held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). Please refer to Note 13 "Employee Benefits" for further discussion.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2019 and 2018, the notional amounts of forward contracts were as follows:

Notional amount of foreign exchange forward contracts by currency
	March 31, 2019	March 31, 2018
Russian Ruble	$—	$2,416
Euro	—	750
Canadian Dollar	1,500	4,000
South Korean Won	2,000	10,500
Mexican Peso	—	200
Australian Dollar	900	850
Great Britain Pound	3,000	—
Total notional amounts	$7,400	$18,716

	March 31, 2019		March 31, 2018
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$8	$53	$229	$25

Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were losses of $125, $96 and $453 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $228, $5,725, and $628 for fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Foreign currency gains and losses are recorded within other expense in our consolidated statements of operations and comprehensive income.

3. Acquisitions
THS acquisition
On October 30, 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $262,415 CAD (approximately $204,596 USD at the exchange rate as of October 30, 2017) in cash (such purchase price inclusive of final working capital adjustments). Such subsidiary and CCI Thermal Technologies Inc. amalgamated immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Edmonton, Alberta, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. We believe we will be able to leverage our existing global sales force to further expand the reach of THS's product offerings. We recognized $85,637 of goodwill in connection with the THS transaction.
    The following table details the purchase price of the THS transaction:

Consideration to or on behalf of sellers at close	$204,596
Fair value of total consideration transferred	$204,596
The following table summarizes the fair value of the assets acquired and liabilities assumed:

Assets acquired:
Cash	$1,534
Accounts receivable	14,351
Inventories	20,085
Other current assets	1,181
Property, plant and equipment	29,464
Identifiable intangible assets	79,002
Goodwill	85,637
Total assets	231,254
Liabilities assumed:
Current liabilities	6,832
Other non-current liabilities	500
Non-current deferred tax liability	19,326
Total liabilities	26,658
Total consideration	$204,596

In total, $4,093 of transaction costs were incurred related to the THS acquisition, all of which were incurred in the fiscal year ended March 31, 2018.

Our identifiable intangible assets at March 31, 2019 that were related to the THS acquisition, inclusive of currency translation adjustments for the period, consisted of the following:

	Amortization period	Gross Carrying Amount at March 31, 2019	Accumulated Amortization	Net Carrying Amount at March 31, 2019	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018

Products	10 years	$62,343	$8,832	$53,511	$64,611	$2,692	$61,919
Customer relationships	17 years	10,763	897	9,866	11,155	273	10,882
Backlog	1 year	3,117	3,117	—	3,230	1,346	1,884
Total		$76,223	$12,846	$63,377	$78,996	$4,311	$74,685

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

4. Revenue from Contracts with Customers
On April 1, 2018, we adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” ("ASC Topic 606") using the modified retrospective method and applying ASC Topic 606 to all revenue contracts with customers which were not completed as of the date of adoption. Results for reporting periods beginning after April 1, 2018 are presented under ASC Topic 606. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under ASC Topic 605, “Revenue Recognition.” As a result of the adoption, the cumulative impact to our retained earnings at April 1, 2018 was immaterial. Additionally, revenues recognized under ASC Topic 606 in the interim period and year to date period did not materially differ from revenues that would have been recorded under ASC Topic 605. We expect the impact of the adoption of the new standard to continue to be immaterial to revenues and net income on an ongoing basis.
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
Description of product and service offerings and revenue recognition policies
We principally provide a (i) suite of products (heating units, heating cables, tubing bundles and control systems) and (ii) services including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with our products sales are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee turnkey solutions consisting of products and services under which the related performance obligations are satisfied over time.

In addition, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Revenues associated with the rental of the temporary power products have historically been less than 5% of our total revenues and are recognized under ASC Topic 840, "Leases".
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
Performance obligations
A performance obligation is a promise to provide the customer with a good or service. At contract inception, the Company will assess the goods or services promised in the contract with a customer and shall identify, as a performance obligation, each promise to transfer to the customer either: (i) a good or service (or a bundle of goods or services) or (ii) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. For contracts with multiple performance obligations, standalone selling price is generally readily observable.
Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 60.0% of revenue for the fiscal year ended March 31, 2019.

Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 40.0% of revenue for the fiscal year ended March 31, 2019.

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

For revenue recognized under fixed fee turnkey contracts, we measure the costs incurred that contribute towards the satisfaction of our performance obligation as a percentage of the total estimated cost of production (the “cost-to-cost method”), and we recognize a proportionate amount of contract revenue, as the cost-to-cost method appropriately depicts performance towards satisfaction of the performance obligation. Changes to the original cost estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profits are adjusted using the cumulative catch-up method for revisions in estimated contract costs. Reviews of estimates have not resulted in significant adjustments to our results of operations.

At March 31, 2019, revenues associated with our open performance obligations totaled $119,956, representing our combined backlog and deferred revenue. Within this amount, approximately $15,459 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months. During the fiscal year ended March 31, 2019, we recognized approximately $77,752 of revenues, associated with partially satisfied performance obligations as of April 1, 2018.

Pricing and sales incentives

Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. Generally, we do not enter into sales contracts with customers that offer sales discounts or incentives.

Optional exemptions, practical expedients and policy elections

We expense the incremental costs of obtaining a contract when incurred because the amortization period would be less than one year.

The Company has elected to treat shipping and handling activities as a cost of fulfillment rather than a separate performance obligation.

The Company has elected to exclude all sales and other similar taxes from the transaction price. Accordingly, the Company presents all collections from customers for sales and other similar taxes on a net basis, rather than having to assess whether the Company is acting as an agent or a principal in each taxing jurisdiction.

The Company adopted ASC Topic 606 as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company utilized the practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.

Contract Assets and Liabilities

Contract assets and liabilities are presented on our condensed consolidated balance sheet. Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. In addition, contract assets contain labor and material costs incurred under our time and material service contracts that have not been billed to the customer. Contract liabilities represent deferred revenue from advanced customer payments or billings in excess of costs incurred or revenue earned. The Company invoices customers pursuant to the terms of their related contract. Invoiced amounts are applied to individual contracts and an associated amount is either classified as a contract asset or contract liability depending on whether the revenue associated with the amounts billed had been earned (contract asset) or not (contract liability).

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Contract Assets	Contract Liabilities
Balance as of April 1, 2018	$16,114	$(8,143)

Revenue recognized under contracts	157,357	7,679
Billed amounts to customers	(147,017)	(6,350)
Total activity	$10,340	$1,329

Balance as of March 31, 2019	$26,454	$(6,814)

The $10,340 increase in contract assets from March 31, 2018 to March 31, 2019 was primarily the result of timing of progress billings under long-term contracts and increased project revenues. The majority of contract liabilities at March 31, 2018 were recognized in revenue as of March 31, 2019. There were no impairment losses recognized on our contract assets for the fiscal year ended March 31, 2019.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers for fiscal 2019 are as follows:

	Fiscal Year Ended March 31, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$71,865	$93,783	$165,648
Canada	102,997	24,395	127,392
Europe, Middle East and Africa	46,210	31,298	77,508
Asia-Pacific	26,534	15,560	42,094
Total revenues	$247,606	$165,036	$412,642

5. Net Income per Common Share
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
The reconciliations of the denominators used to calculate basic net income per common share and diluted net income per common share for fiscal 2019, fiscal 2018, and fiscal 2017, respectively, is as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$22,756	$11,913	$14,641
Weighted-average common shares outstanding	32,568,541	32,423,581	32,301,661
Basic net income per common share	$0.70	$0.37	$0.45

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$22,756	$11,913	$14,641
Weighted-average common shares outstanding	32,568,541	32,423,581	32,301,661
Common share equivalents:
Stock options issued	235,802	218,693	216,041
Restricted and performance stock units issued	249,961	155,077	115,579
Weighted average shares outstanding – dilutive	33,054,304	32,797,351	32,633,281
Diluted net income per common share	$0.69	$0.36	$0.45

For the years ended March 31, 2018 and 2017, 76,205 and 59,950 equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.

6. Inventories
Inventories consisted of the following at March 31:

	2019	2018
Raw materials	$32,892	$31,516
Work in process	5,696	7,186
Finished goods	28,501	27,204
	67,089	65,906
Valuation reserves	(2,199)	(2,077)
Inventories, net	$64,890	$63,829

The following table summarizes the annual changes in our valuation reserve accounts:

Balance at March 31, 2016	$1,287
Additions in reserve	348
Charged to reserve	(306)
Balance at March 31, 2017	1,329
Additions in reserve	721
Charged to reserve	27
Balance at March 31, 2018	2,077
Additions in reserve	166
Charged to reserve	(44)
Balance at March 31, 2019	$2,199

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2019	2018
Land, buildings and improvements	$51,834	$50,808
Machinery and equipment	23,685	24,182
Office furniture and equipment	21,660	20,818
Internally developed software	4,979	4,069
Construction in progress	2,995	2,183
Property, plant and equipment at cost	105,153	102,060
Accumulated depreciation	(30,198)	(27,575)
Property, plant and equipment, net	$74,955	$74,485

Depreciation expense was $9,194, $7,962 and $6,060, in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Included within depreciation expense was amortization of internally developed software of $479, $495, and $496, in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

8. Goodwill and Other Intangible Assets

The carrying amount of goodwill for all reporting segments as of March 31, 2019, 2018 and 2017 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2017	$52,016	$43,444	$18,437	$8,624	$122,521
Goodwill acquired	—	85,156	—	—	85,156
Foreign currency translation impact	—	167	2,722	—	2,889
Balance as of March 31, 2018	$52,016	$128,767	$21,159	$8,624	$210,566
Allocation of Goodwill	10,709	(10,709)	—	—	—
Purchase price adjustment	—	481	—	—	481
Foreign currency translation impact	—	(4,157)	(1,895)	—	(6,052)
Balance as of March 31, 2019	$62,725	$114,382	$19,264	$8,624	$204,995

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. No triggering events were identified that indicated the fair value of any of our reporting units was less than its carrying amount during the fiscal year ended March 31, 2019.

Our total intangible assets at March 31, 2019, and 2018 consisted of the following (including THS):

	Gross Carrying Amount at March 31, 2019	Accumulated Amortization	Net Carrying Amount at March 31, 2019	Gross Carrying Amount at March 31, 2018	Accumulated Amortization	Net Carrying Amount at March 31, 2018
Products	$62,343	$8,832	$53,511	$64,611	$2,719	$61,892
Trademarks	44,819	1,052	43,767	46,156	832	45,324
Developed technology	9,854	4,464	5,390	10,160	4,106	6,054
Customer relationships	110,802	87,319	23,483	113,378	77,646	35,732
Certifications	445	—	445	458	—	458
Other	5,742	5,742	—	5,863	3,889	1,974
Total	$234,005	$107,409	$126,596	$240,626	$89,192	$151,434

Trademarks and certifications have indefinite lives with the exception of IPI and Unitemp trademarks, which have gross carrying amounts of $1,820 and $387, respectively, that are subject to amortization. The useful life of the trademarks amortized is estimated at 8 years. Developed technology, customer relationships and other intangible assets have estimated lives of 20 years, 10 years and 6 years, respectively. The weighted average useful life for the group is 10 years. Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2019 and 2018 were the result of foreign currency translation adjustments.

The Company recorded amortization expense of $20,771, $16,458, and $11,772 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively for intangible assets. Annual amortization of intangible assets for the next five years and thereafter will approximate the following:

2020	$17,742
2021	9,388
2022	8,366
2023	8,363
2024	7,674
Thereafter	32,016
Total	$83,549

9. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2019	March 31, 2018
Accrued employee compensation and related expenses	$18,109	$16,449
Accrued interest	1,172	1,154
Customer prepayment	783	519
Warranty reserve	365	300
Professional fees	2,326	1,854
Sales tax payable	2,185	1,546
Other	2,908	988
Total accrued current liabilities	$27,848	$22,810

10. Short-Term Revolving Credit Facilities
Under the Company’s senior secured revolving credit facility described below in Note 11, “Long-Term Debt,” the Company had $11,225 in outstanding borrowings at March 31, 2019. There were no outstanding borrowings at March 31, 2018.
11. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2019	March 31, 2018
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $6,271 and $7,967 as of March 31, 2019 and 2018, respectively	$200,229	$217,033
Less current portion	(2,500)	(2,500)
	$197,729	$214,533

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
Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on CDOR, plus an applicable margin of 325 basis points, provided that, following the completion of the fiscal quarter ended March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum. Following the completion of the fiscal quarter ended March 31, 2018, the commitment fee will be determined based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing April 1, 2018, the term loan will amortize in equal quarterly installments of 0.25% of the $250,000 term loan, with the payment of the balance at maturity. The US Borrower will be able to voluntarily prepay the principal of the term loan without penalty or premium (subject to breakage fees) at any time in whole or in part; provided that for the first six months after the October 30, 2017 closing date, the US Borrower is required to pay a 1% premium for prepayments of the term loan with the proceeds of certain re‑pricing transactions. The US Borrower is required to repay the term loan with certain asset sale and insurance proceeds, certain debt proceeds and, commencing for the fiscal year ended March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0 and 0% if the Company’s leverage ratio is less than 3.5 to 1.0).
Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
At March 31, 2019, we had $11,225 of outstanding borrowings under our revolving credit facility. The interest rate on outstanding borrowings on March 31, 2019 was 4.57%. As of March 31, 2019, we had $44,469 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). Commencing April 1, 2018, the Company will be required to make quarterly principal payments of the term loan of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan facility on October 30, 2024. During fiscal year 2019 and 2018, the Company made unscheduled repayments of principal on the term loan facility in the amount of $16,000 and $25,000, respectively. From time to time, we may choose to make unscheduled principal repayments on the term loan credit facility based on available cash.
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of March 31, 2019, we were in compliance with all financial covenants of the credit facility.
Restrictive covenants.  The credit agreement governing our facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness; grant liens; make fundamental changes; sell assets; make restricted payments including cash dividends to shareholders; enter into sales and leasebacks; make investments; prepay certain indebtedness; enter into transactions with affiliates; and enter into restrictive agreements.

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2020	$2,500
2021	2,500
2022	2,500
2023	2,500
2024	2,500
2025	194,000
Total	$206,500
12. Related-Party Transactions
In connection with the Sumac transaction, one of the former principals retained 25% of the ownership of the entities holding the Sumac business unit. This individual is employed by the Company and serves as general manager of the Sumac business unit. During fiscal 2017, this individual, together with the two other former principals of Sumac, who are not employed by the Company were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.
On April 2, 2018, the minority shareholder of the entities holding the Sumac business unit provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest in the entities holding the Sumac business unit to the Company, and such sale was completed and effective as of July 20, 2018. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the fiscal year ended March 31, 2018. During the first quarter of the fiscal year ended March 31, 2019, the Company paid $5,665 to purchase the 12.5% non-controlling interest.

Similarly, on April 2, 2019, the minority shareholder of the entities holding the Sumac business unit provided the Company notice that he was exercising his option to sell the entirety of his remaining equity interest (12.5% of the entities holding the Sumac business unit) to the Company. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the fiscal year ending March 31, 2019. We estimate that Thermon will pay $4,204 to purchase the remaining 12.5% Sumac equity interest, which is expected to be completed in June 2019.

13. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $2,315, $2,119, and $1,634 in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain profitability objectives. The Company recorded approximately $9,885, $6,656, and $2,324 for incentive compensation earned in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Thermon Europe B.V., our European subsidiary, maintains defined benefit pension plans for qualifying employees located in The Netherlands. The Company is currently under contract with an insurance company to fund a defined benefit (average pay) pension plan to provide for estimated post-retirement pension income. As of March 31, 2018, the plan had an estimated net benefit obligation of $2,185, which is included in non-current liabilities. The obligation is based on an actuarial calculation of the pension obligation for the participants. Effective January 1, 2019, the plan was terminated and the Company purchased replacement annuity contracts transferring the obligation. As such, the Company's net benefit obligation (inclusive of actuarial gains or losses previously deferred in other comprehensive income and other minor amounts related to the pension plan) of $1,840 as of December 31, 2018 was recorded as income at the settlement date into Marketing, general and administrative and engineering expense on the condensed consolidated statements of comprehensive income.

The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” at March 31, 2019 and 2018 were $1,557 and $574, respectively, of deferred compensation plan assets (mutual funds) held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets. The Company has a corresponding liability to participants of $1,520 and $569 included in “Other long-term liabilities” in the condensed consolidated balance sheet at March 31, 2019 and 2018, respectively. Deferred compensation expense included in marketing, general and administrative and engineering were $21 and $51 for the fiscal year ended March 31, 2019 and 2018, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our consolidated statements of operations and comprehensive income. Our unrealized gains and losses on investments were losses of $50 and gains of $36 for the fiscal year ended March 31, 2019 and 2018, respectively.

14. Commitments and Contingencies

At March 31, 2019, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $19,797. Of this amount, $2,439 is secured by cash deposits at the Company's financial institutions and an additional $4,306 represents a reduction of the available amount of the Company's short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2019 and 2018, was approximately $2,439 and $2,448, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company leases various property and equipment under operating leases. Lease expense was approximately $4,421, $3,738, and $3,441 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Future minimum annual lease payments under these leases are as follows for the fiscal years ended March 31:

2020	$3,941
2021	3,143
2022	2,858
2023	2,568
2024	1,520
Thereafter	6,226
$20,256

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $3,809, $3,439, and $3,095 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2020	$1,123
2021	1,041
2022	80
$2,244

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business that would materially impact our results of operations or our financial position. We can give no assurances we will prevail in any of these matters.

Changes in the Company's warranty reserve are as follows

Balance at March 31, 2016	$460
Reserve for warranties issued during the period	143
Settlements made during the period	(303)
Balance at March 31, 2017	$300
Reserve for warranties issued during the period	281
Settlements made during the period	(281)
Balance at March 31, 2018	$300
Reserve for warranties issued during the period	300
Settlements made during the period	(235)
Balance at March 31, 2019	$365

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
Stock Options

A summary of stock option activity under our Stock Plans for fiscal 2019, fiscal 2018 and fiscal 2017 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2016	433,726	$8.07
Granted	28,499	19.64
Exercised	(47,484)	6.77
Forfeited	(2,802)	19.58
Balance at March 31, 2017	411,939	$8.94
Exercised	(42,956)	7.00
Forfeited	(1,412)	19.83
Balance at March 31, 2018	367,571	$9.12
Exercised	(37,906)	10.44
Forfeited	(279)	21.52
Balance at March 31, 2019	329,386	$8.96
For fiscal 2019, fiscal 2018 and fiscal 2017 the intrinsic value of stock option exercises was $555, $648, and $627, respectively.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2016	$40,810	$7.39
Granted	28,499	19.64
Vested	(28,678)	6.93
Forfeited	(2,802)	7.53
Balance at March 31, 2017	$37,829	$8.86
Vested	(17,417)	6.93
Forfeited	(1,412)	19.83
Balance at March 31, 2018	$19,000	$5.89
Vested	(9,500)	5.89
Balance at March 31, 2019	$9,500	$5.89
For fiscal 2019, fiscal 2018 and fiscal 2017, we recorded stock based compensation of $4,148, $3,519, and $3,402, respectively. Total unrecognized expense related to non-vested stock option awards was approximately $51 as of March 31, 2019. We anticipate this expense will be recognized over a weighted average period of approximately 0.76 years.

The following table summarizes information about stock options outstanding as of March 31, 2019:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2019	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2019
$5.20	216,952	1.55	$5.20	$4,189,343	216,952	1.55	$5.20	$4,189,343
$9.82	13,339	1.91	9.82	195,950	13,339	1.91	9.82	195,950
$12.00	40,690	2.09	12.00	508,407	40,690	2.09	12.00	508,407
$19.64	28,499	7.76	19.64	138,790	18,999	7.76	19.64	92,525
$21.52	29,906	3.34	21.52	89,689	29,906	3.34	21.52	89,689
$5.20-$21.52	329,386	2.33	$8.96	$5,122,179	319,886	2.17	$8.64	$5,075,914
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $24.51 as of March 31, 2019, which would have been received by the option holders had all option holders exercised as of that date.
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

During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2019 and fiscal 2018, we issued 20,064 and 20,216 fully vested common shares which had a total fair value of $454 and $411 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2019, there were no outstanding restricted stock awards.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2019, fiscal 2018, and fiscal 2017.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2016	192,221	$23.36
Granted	135,855	18.65
Released	(111,611)	22.74
Forfeited	(8,319)	21.25
Balance of unvested units at March 31, 2017	208,146	$20.64
Granted	119,302	19.16
Released	(88,084)	21.51
Forfeited	(10,252)	20.05
Balance of unvested units at March 31, 2018	229,112	$19.55
Granted	115,378	23.44
Released	(101,874)	19.93
Forfeited	(5,591)	19.98
Balance of unvested units at March 31, 2019	237,025	$21.26

Based on our closing stock price of $24.51, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2019 was $5,809. Total unrecognized expense related to unvested restricted stock awards was approximately $3,058 as of March 31, 2019. We anticipate this expense to be recognized over a weighted average period of approximately 1.45 years.

Performance Stock Units. During fiscal 2019, fiscal 2018 and fiscal 2017, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $1,654, $1,420 and $881, respectively. For the fiscal 2019 awards, the performance indicator for these awards is a combination of stock price and the Company's Adjusted EBITDA over a three year period. The target number of shares is 11,533 and 46,032 for the stock price awards and Adjusted EBITDA awards, respectively. The stock price indicator measures our stock price compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market based units will be expensed over three years, whether or not the market condition is met. The Adjusted EBITDA indicator establishes target for the combined total of Adjusted EBITDA for the three years ending March 31, 2021. Since this is a performance based stock award, the Company will make estimates of periodic expense until the Adjusted EBITDA target is known and the expense for actual number of shares earned is determinable. Additionally, during fiscal 2019, we made a one-time grant to our named executive officers of a target amount of 10,613 performance stock units based on the Adjusted EBITDA contribution of the acquired THS operations for the period beginning on October 30, 2017, the closing date of the THS acquisition, and ending on March 31, 2020. The total grant date fair value, as determined by the closing price of our common stock on the date of grant, was $250. The expense will be recognized ratably over the vesting period. At the end of the performance period, the performance stock units will be evaluated and the requisite number of shares will be issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 15,920 in the aggregate. Shares that are not awarded after the end of the performance period will be forfeited.

During fiscal 2019 and 2017, performance stock awards that were scheduled to vest, did not meet the minimum market based indicator. Accordingly 14,660 and 50,799 of previously outstanding performance stock units were forfeited during fiscal 2019 and fiscal 2017, respectively. Fiscal 2019 performance stock award forfeitures will be transacted during the first quarter of the fiscal year ending March 31, 2020. During fiscal 2018, there were no performance stock unit forfeitures. For performance stock units, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2019.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2017	47,486	—	94,972
Fiscal 2018	73,684	—	147,368
Fiscal 2019	68,178	—	131,050

In fiscal 2018 and 2017, there were no performance awards earned or released. In fiscal 2019, the performance objectives for 36,611 awards were earned and the shares will be issued in fiscal 2020.

At March 31, 2019, there was $1,622 in stock compensation that remained to be expensed, which will be recognized over a period of 1.76 years.

16. Other Expense

Other expense consisted of the following:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Foreign currency transaction gain/(expense)	$353	$(5,629)	$(176)
Loss on foreign exchange forwards	(125)	(96)	(453)
Other income/(expense)	(119)	130	219
	$109	$(5,595)	$(410)

17. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Current provision:
Federal provision	$3,507	$3,937	$1,588
Foreign provision	11,951	12,768	6,341
State provision	681	301	155
Deferred provision:
Federal deferred benefit	(2,083)	(8,506)	(1,907)
Foreign deferred benefit	(3,964)	(3,178)	(2,025)
State deferred benefit	(119)	(152)	(54)
Total provision for income taxes	$9,973	$5,170	$4,098

Deferred income tax assets and liabilities were as follows:

	March 31,
	2019	2018
Deferred tax assets:

Accrued liabilities and reserves	$2,489	$1,987
Stock option compensation	1,072	821
Foreign deferred benefits	2,915	3,575
Net operating loss carry-forward	1,440	1,688
Inventories	385	371
Interest limitation	359	—
Capitalized transaction costs	178	207
Foreign tax credit carry forward	149	104
Valuation allowance	(605)	(878)
Total deferred tax assets	$8,382	$7,875
Deferred tax liabilities:
Intangible assets	$(7,847)	$(9,498)
Intangible assets - foreign	(20,980)	(25,674)
Property, plant and equipment	(3,245)	(2,522)
Prepaid expenses	(39)	(104)
Unrealized loss on hedge	—	(45)
Undistributed foreign earnings	(581)	(859)
Total deferred tax liabilities	$(32,692)	$(38,702)

Net deferred tax asset (liability)	$(24,310)	$(30,827)

The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to to realize its domestic and foreign deferred tax assets net of valuation allowance reserves.

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
U.S.	$44	$(13,568)	$(83)
Non-U.S.	33,098	31,957	19,165
Income from continuing operations	$33,142	$18,389	$19,082

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Notional U.S. federal income tax expense at statutory rate	$6,960	$5,792	$6,679
Adjustments to reconcile to the income tax provision:
Rate difference-international subsidiaries	1,366	(1,769)	(2,622)
Transition tax for United States tax reform	(1,118)	5,125	—
Impact on deferred tax liability for statutory rate change	—	(5,849)	—
Impact of U.S. global intangible tax	946	—	—
Undistributed foreign earnings	313	1,786	—
U.S. state income tax provision, net	408	111	45
Charges/(benefits) related to uncertain tax positions	1,137	(533)	(128)
Non-deductible charges	517	758	296
Foreign purchase price adjustment	—	—	(379)
Change in valuation allowance	(280)	219	490
Other, net	(276)	(470)	(283)
Provision for income taxes	$9,973	$5,170	$4,098

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
Accordingly, our income tax provision as of March 31, 2019 and 2018 reflects (i) the current fiscal year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018
Transition Tax (provisional)	$—	$5,126
Net impact on U.S. deferred tax assets and liabilities (provisional)	—	(6,030)
Benefit on final calculation of Transition Tax	(1,118)	—
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	—	1,704
Net discrete impacts of the enactment of the Tax Act	$(1,118)	$800

Consistent with provisions allowed under the Tax Act, the net $4,008 calculated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  The non-current portion of the estimated Transition Tax liability has been included in “Other liabilities- long term” in the Condensed Consolidated Balance Sheets.
The net benefit of $6,030 related to deferred tax assets and liabilities is primarily associated with a reduction in deferred liabilities for unamortized intangible assets. Since these intangible assets are not tax deductible, the reduction of the liability is non-cash and will not reduce future tax payments.

Given the Tax Act’s significant changes and the opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.
While the Tax Act provides for a modified territorial tax system, beginning in January 1, 2018, global intangible low-taxed income, or ("GILTI"), provisions will be applied by the United States providing an incremental tax on certain foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on the future U.S. inclusions in taxable income related to GILTI provisions as a current-period expense when incurred, or the period cost method, or (2) factoring such amounts into the Company's measurement of its deferred taxes, or the deferred method. The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules.

As of March 31, 2019, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $5,046. Of this amount, $3,579 may be carried forward indefinitely. As of March 31, 2019, the tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

During the fiscal year ended March 31, 2019, the Company reserved $674 related to uncertain tax positions related to the final Transition Tax and and $463 related to current tax elections that we determined could be overturned if the calculations were examined by tax authorities. The reserves for the Transition Tax will remain subject to examination until January 2025. The reserves for other tax elections are expected to be released within twelve months. During the fiscal year ended March 31, 2018, the Company released its remaining reserve for uncertain tax positions as the tax periods to which they relate had closed. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Beginning balance	$—	$533
Additions for tax positions of prior years	1,137	—
Reductions for tax positions of prior years	—	(533)
Reserve for uncertain income taxes	$1,137	$—

18. Segment Information

We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp, IPI and Sumac. THS (formerly known as CCI Thermal Technologies Inc.) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Sales to External Customers:
United States and Latin America	$165,648	$114,548	$119,791
Canada	127,392	94,427	41,721
Europe, Middle East and Africa	77,508	68,352	71,133
Asia-Pacific	42,094	31,282	31,485
	$412,642	$308,609	$264,130
Inter-segment Sales:
United States and Latin America	$52,662	$50,155	$45,966
Canada	6,231	7,294	3,610
Europe, Middle East and Africa	3,406	1,614	1,580
Asia-Pacific	859	1,668	1,407
	$63,158	$60,731	$52,563
Depreciation Expense:
United States and Latin America	$4,935	$4,326	$3,632
Canada	3,616	3,019	1,933
Europe, Middle East and Africa	466	476	301
Asia-Pacific	177	141	194
	$9,194	$7,962	$6,060
Amortization of Intangibles:
United States and Latin America	$5,841	$6,018	$5,860
Canada	12,515	7,979	3,538
Europe, Middle East and Africa	1,351	1,398	1,310
Asia-Pacific	1,064	1,063	1,064
	$20,771	$16,458	$11,772
Income from Operations:
United States and Latin America	$16,421	$484	$5,359
Canada	20,601	26,198	8,040
Europe, Middle East and Africa	11,295	6,842	9,095
Asia-Pacific	5,847	4,111	4,512
Unallocated:
Public company costs	(1,507)	(1,378)	(1,160)
Stock compensation	(4,148)	(3,519)	(3,402)
	$48,509	$32,738	$22,444

	March 31, 2019	March 31, 2018
Fixed Assets:
United States and Latin America	$40,691	$37,112
Canada	30,045	33,076
Europe, Middle East and Africa	3,497	3,567
Asia-Pacific	722	730
	$74,955	$74,485
Total Assets:
United States and Latin America	$230,149	$213,099
Canada	298,233	317,635
Europe, Middle East and Africa	84,214	89,379
Asia-Pacific	43,166	42,364
	$655,762	$662,477

At March 31, 2019 and 2018, non-current deferred tax assets of $4,483 and $3,490 respectively, were applicable to the United States.
Capital expenditures by geographic area were as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Capital Expenditures:
United States and Latin America	$8,432	$4,257	$3,882
Canada	2,753	5,295	3,286
Europe, Middle East and Africa	612	118	1,074
Asia-Pacific	239	338	128
	$12,036	$10,008	$8,370

19. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2019 are as follows:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Sales	$114,230	$119,356	$90,154	$88,902
Gross Profit	44,969	50,883	40,359	39,729
Income from operations	13,710	17,887	8,672	8,240
Net income available to Thermon Group Holdings, Inc.	$6,768	$9,719	$3,227	$3,042

Net income per common share
Basic	$0.21	$0.30	$0.10	$0.09
Diluted	0.20	0.29	0.10	0.09

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Sales	$102,582	$92,660	$61,631	$51,736
Gross Profit	46,823	42,214	30,960	23,814
Income from operations	13,553	10,210	7,417	1,558
Net income available to Thermon Group Holdings, Inc.	$6,057	$599	$4,778	$479

Net income per common share
Basic	$0.19	$0.02	$0.15	$0.01
Diluted	0.18	0.02	0.15	0.01

The basic and diluted income per common share for each respective three month period is calculated independently. Therefore, the sum of the periods does not necessarily total the full year net income or loss per common share.

20. Subsequent Events

On April 2, 2019, the minority shareholder of the entities holding the Sumac business unit provided the Company notice that he was exercising his option to sell the entirety of his remaining equity interest (12.5% of the entities holding the Sumac business unit) to the Company. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the fiscal year ending March 31, 2019. We estimate that Thermon will pay $4,204 to purchase the remaining 12.5% Sumac equity interest, which is expected to be completed in first half of fiscal 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, due to the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2019.
The Company completed additional substantive procedures prior to the filing of this annual report. Based on these additional substantive procedures, the Company’s management has concluded that the consolidated financial statements included in this annual report have been prepared in accordance with GAAP, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the Company, as of and for the periods presented.
Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and they may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, and oversight by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management identified that the Company failed to design appropriate controls over project revenues accounted for using the cost-to-cost method within the Company’s European, Middle East and Africa (EMEA) segment. Specifically, (i) the Company did not maintain an effective control environment, as the Company did not have sufficient competent personnel to support the effective operation of controls over project revenues within the Company’s EMEA segment, (ii) the Company did not conduct an effective risk assessment process to ensure controls were designed and implemented to respond to the risks associated with the accounting and disclosure for project revenues, within the Company’s EMEA segment; and (iii) the Company did not effectively monitor, or ensure timely correction of, prior control deficiencies associated with project revenues within the Company’s EMEA segment.
The control deficiencies described above resulted in immaterial misstatements in sales, cost of sales, contract assets and contract liabilities in the interim condensed consolidated financial statements as of and for the quarterly and year-to-date periods ended June 30, 2018, September 30, 2018 and December 31, 2018, and the related disclosures. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore the Company has concluded that these control deficiencies represent a material weakness in internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of March 31, 2019.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting and has issued their report, which contains an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. The KPMG LLP report is included in Item 8 of this annual report.
Remediation Plan

The Company is committed to maintaining a strong internal control environment and, with respect to the material weakness described above, management, with the oversight of the Audit Committee, has designed a remediation plan to address the material weakness and enhance the Company’s internal control environment, which includes, but is not limited to, the following:

•	the Company intends to hire additional personnel within the Corporate Accounting and Internal Control departments to assist with risk assessment, technical accounting and reporting matters;

•	incremental reviews related to the EMEA segment’s project revenue accounting will be performed within the Corporate Accounting department on a quarterly basis;

•
additional policies and procedures will be implemented around risk assessment when there are changes in the Company’s business, including the adoption of new accounting pronouncements, which may include engagement of third party assistance; and

•
at the direction and oversight of the Audit Committee, management will create a deficiency remediation plan, whereby all identified control deficiencies will be tracked and followed up on through their ultimate remediation. Management will report the progress made with respect to the remediation of each matter to the Audit Committee on a periodic basis.

The Company believes these remediation actions will strengthen the Company’s internal control over financial reporting, but there can be no assurance that the Company will not conclude that additional measures are required to remediate the material weakness identified above as the Company tests and evaluates the effectiveness of the Company’s remediation, which may necessitate additional implementation and evaluation time.
Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated herein by reference to the "Directors and Executive Officers" section of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled "Corporate Governance-Committees of the Board" and "Audit Committee Report" in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which we refer to as our "code of conduct," that applies to all of our employees, officers and directors. Our code of conduct is available on our Investor Relations website located at http://ir.thermon.com. Stockholders can also obtain a free copy of our code of conduct by writing to the Director of Investor Relations, Thermon Group Holdings, Inc., 7171 Southwest Parkway, Building 300, Suite 200, Texas 78735. We will post any amendments to our code of conduct, and any waivers that are required to be disclosed pursuant to SEC or NYSE rules, on our Investor Relations website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2019 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2019. Specifically, the table provides information regarding our 2010 Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	329,386	(3)	1,433,871
Equity plans not approved by security holders (4)	230,291	$5.47	—

(1)	Excludes securities reflected in the column entitled "Number of securities to be issued upon exercise of outstanding equity awards."

(2)
On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)
At March 31, 2019, the Company had outstanding under the LTIP: (i) 99,095 stock options, with a weighted average exercise price of $17.07, (ii) 237,025 unvested restricted stock units, with a weighted average grant date fair value of $21.26, and (iii) 227,434 performance units (assuming satisfaction of the performance metric at target and 449,562 at maximum), with a weighted average grant date fair value of $21.49.

(4)
The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (the "2010 Plan") was approved by our board of directors on July 28, 2010. The 2010 Plan authorized the issuance of 2,767,171 equity awards and provides for the grant of non-qualified stock options and restricted stock. In connection with our May 2011 IPO, all 2,757,524 of the unvested stock options that were then outstanding under the 2010 Plan became fully vested and exercisable. The 2010 Plan will terminate as of the earlier of (i) the date on which all equity awards under the 2010 Plan have been issued, (ii) the termination of the 2010 Plan by our board of directors, or (iii) the tenth anniversary of the effective date of the 2010 Plan; however, no further grants or equity awards will be made under the 2010 Plan. Under the 2010 Plan, the compensation committee of our board of directors has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant. At March 31, 2019, the Company had outstanding under the 2010 Plan 230,291 non-qualified stock options, with a weighted average exercise price of $5.47.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.	Financial Statements: Included herein at pages 50 through 84

2.
Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this annual report.

3.
Exhibits: See the Exhibit Index below. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this annual report is identified in the Exhibit Index by a single asterisk following its exhibit number.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

4.2*	Description of Thermon Group Holdings, Inc.'s Common Stock

10.1
Credit Agreement, dated October 30, 2017, by and among Thermon Group Holdings, Inc., Thermon Holding Corp, Thermon Canada Inc., and the several lenders from time to time parties hereto, Bank of Montreal and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 3, 2017)

10.2
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.3
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (filed on April 1, 2011)

10.4
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.5†
Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.6†
Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)

10.7†
Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)

10.8†	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)

10.9†
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)

10.10†
Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.11†
Form of Employee Performance Unit Award Agreement under the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)

Exhibit Number	Description

10.12†
Form of Non-Employee Director Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011)

10.13†
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Jay Peterson and Thermon Holding Corp. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 8, 2014)

10.14†
Second Amended and Restated Employment Agreement, effective as of May 1, 2014, between Johannes (René) van der Salm and Thermon Holding Corp. (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed May 8, 2014)

10.15†
Employment Agreement, effective as of April 1, 2016, between Bruce Thames and Thermon Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 13, 2016)

10.16†*	Employment Agreement, effective as of January 14, 2019 between Thomas Cerovski and Thermon Holding Corp.

10.17†
Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 of the registrant filed on February 2, 2011)

10.18†
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

10.19†
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.20†
Form of Employee Restricted Stock Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2012)

10.21†	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)

10.22†
Form of Performance Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)

10.23†
Form of Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q filed on November 13, 2012)

10.24†
Form of Employee Adjusted EBITDA Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on May 31, 2016)

10.25†
Form of Employee RTSR Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)

10.26†
Form of Employee Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (effective as of fiscal 2017) (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)

10.27†	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)

10.28†
Independent Contractor Agreement between Thermon Group Holdings, Inc. and Eric Reitler dated January 1, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 7, 2019)

21.1*	Subsidiaries of Thermon Group Holdings, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jay Peterson, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2*	Certification of Jay Peterson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
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

†    Management contract and compensatory plan or arrangement

*    Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: June 12, 2019	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer, Senior Vice President, Finance and Assistant Secretary (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
June 12, 2019	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

June 12, 2019	Chief Financial Officer, Senior Vice President, Finance and Assistant Secretary	By:	/s/ Jay Peterson
	(Principal Financial and Principal Accounting Officer)		Jay Peterson

June 12, 2019	Chairman of the Board	By:	/s/ Charles A. Sorrentino
Charles A. Sorrentino

June 12, 2019	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

June 12, 2019	Director	By:	/s/ Marcus J. George
Marcus J. George

June 12, 2019	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

June 12, 2019	Director	By:	/s/ John T. Nesser III
John T. Nesser III

June 12, 2019	Director	By:	/s/ Michael W. Press
Michael W. Press