Form 10-Q
period 2019-06-30
Thermon Group Holdings, Inc.
filed 2019-08-08
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-35159

THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2228185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7171 Southwest Parkway, Building 300, Suite 200, Austin, Texas _______________________78735
(Address of principal executive offices)______________________________________(zip code)

(512) 690-0600
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

As of August 7, 2019, the registrant had 32,728,876 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,269	$31,402
Accounts receivable, net of allowance for doubtful accounts of $1,210 and $987 as of June 30, 2019 and March 31, 2019, respectively	98,542	105,323
Inventories, net	69,689	64,890
Contract assets	23,646	26,454
Prepaid expenses and other current assets	8,514	7,320
Income tax receivable	4,946	4,389
Total current assets	240,606	239,778
Property, plant and equipment, net of depreciation and amortization of $40,784 and $38,414 as of June 30, 2019 and March 31, 2019, respectively	74,948	74,955
Goodwill	207,663	204,995
Intangible assets, net	123,949	126,596
Operating lease right-of-use assets	14,435	—
Deferred income taxes	3,883	3,829
Other long term assets	5,742	5,609
Total assets	$671,226	$655,762
Liabilities
Current liabilities:
Accounts payable	$23,438	$22,705
Accrued liabilities	19,384	27,848
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	14,551	11,225
Contract liabilities	6,344	6,814
Lease liabilities	2,322	235
Income taxes payable	1,402	1,961
Total current liabilities	69,941	73,288
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $5,991 and $6,271 as of June 30, 2019 and March 31, 2019, respectively	197,384	197,729
Deferred income taxes	27,448	28,139
Non-current lease liabilities	13,826	386
Other non-current liabilities	7,485	7,271
Total liabilities	316,084	306,813
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,705,031 and 32,624,200 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	223,022	223,040
Accumulated other comprehensive loss	(44,514)	(48,949)
Retained earnings	172,092	170,621
Total Thermon Group Holdings, Inc. shareholders' equity	350,633	344,745
Non-controlling interests	4,509	4,204
Total equity	355,142	348,949
Total liabilities and equity	$671,226	$655,762
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Sales	$91,712	$88,902
Cost of sales	54,570	49,173
Gross profit	37,142	39,729
Operating expenses:
Marketing, general and administrative and engineering	27,718	25,712
Amortization of intangible assets	4,433	5,777
Income from operations	4,991	8,240
Other income/(expenses):
Interest income	51	75
Interest expense	(3,770)	(3,603)
Other income/(expenses)	233	(118)
Income before provision for income taxes	1,505	4,594
Income tax expense	44	1,216
Net income	$1,461	$3,378
Income (loss) attributable to non-controlling interests	(10)	336
Net income available to Thermon Group Holdings, Inc.	$1,471	$3,042
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$1,471	$3,042
Foreign currency translation adjustment	4,435	(8,264)
Comprehensive income (loss)	$5,906	$(5,222)
Net Income per common share:
Basic	$0.05	$0.09
Diluted	0.04	0.09
Weighted-average shares used in computing net income per common share:
Basic	32,635,295	32,501,280
Diluted	33,051,923	32,935,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	4,818	—	62	—	—	—	62
Issuance of common stock as deferred compensation to employees	39,139	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,621	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	4,253	—	—	—	—	—	—
Stock compensation expense	—	—	1,019	—	—	—	1,019
Repurchase of employee stock units on vesting	—	—	(784)	—	—	—	(784)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,471	—	—	1,471
Foreign currency translation adjustment	—	—	—	—	—	4,435	4,435
Remeasurement of non-controlling interest	—	—	(315)	—	315	—	—
Income attributable to non-controlling interests (loss)	—	—	—	—	(10)	—	(10)
Balances at June 30, 2019	32,705,031	$33	$223,022	$172,092	$4,509	$(44,514)	$355,142

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2018	32,492,339	$32	$222,622	$148,812	$5,928	$(36,541)	$340,853
Issuance of common stock in exercise of stock options	5,928	1	81	—	—	—	82
Issuance of common stock as deferred compensation to employees	23,307	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	20,876	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,212	—	—	—	—	—	—
Stock compensation expense	—	—	1,004	—	—	—	1,004
Repurchase of employee stock units on vesting	—	—	(398)	—	—	—	(398)
Net income available to Thermon Group Holdings, Inc.	—	—	—	3,042	—	—	3,042
Foreign currency translation adjustment	—	—	—	—	—	(8,264)	(8,264)
Income attributable to non-controlling interests	—	—	—	—	336	—	336
Balances at June 30, 2018	32,547,662	$33	$223,309	$151,854	$6,264	$(44,805)	$336,655

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Operating activities
Net income	$1,461	$3,378
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,885	8,056
Amortization of deferred debt issuance costs	296	318
Amortization of inventory step-up	—	173
Stock compensation expense	1,019	1,004
Deferred income taxes	(1,086)	534
Release of reserve for uncertain tax positions	(447)	—
Long term cross currency swap	909	(2,368)
Remeasurement loss/(gain) on intercompany balances	(1,478)	2,336
Changes in operating assets and liabilities:
Accounts receivable	7,311	10,206
Inventories	(4,069)	(7,027)
Contract assets	2,372	(6,827)
Other current and non-current assets	(2,492)	(3,122)
Accounts payable	394	1,674
Accrued liabilities and non-current liabilities	(6,893)	(7,082)
Income taxes payable and receivable	(783)	(5,493)
Net cash provided by (used in) operating activities	3,399	(4,240)
Investing activities
Purchases of property, plant and equipment	(1,726)	(2,866)
Sale of rental equipment	126	81
Proceeds from the sale of investments	—	819
Net cash used in investing activities	(1,600)	(1,966)
Financing activities
Proceeds from revolving credit facility	10,000	9,549
Payments on long term debt and revolving credit facility	(7,494)	(4,625)
Proceeds from exercise of stock options	62	81
Repurchase of employee stock units on vesting	(784)	(398)
Payments on finance leases	(27)	(62)
Net cash provided by financing activities	1,757	4,545
Effect of exchange rate changes on cash, cash equivalents and restricted cash	397	(1,118)
Change in cash, cash equivalents and restricted cash	3,953	(2,779)
Cash, cash equivalents and restricted cash at beginning of period	33,841	36,327
Cash, cash equivalents and restricted cash at end of period	$37,794	$33,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered industrial process heating solutions for process industries. Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. As a manufacturer, we offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. On October 30, 2017, we, through a wholly-owned subsidiary, consummated the acquisition of 100% of the equity interests of CCI Thermal Technologies Inc., which was amalgamated with such subsidiary immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications. In addition to our thermal solution offerings, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2019 and March 31, 2019, and the results of our operations for the three months ended June 30, 2019 and 2018.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2019, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2020.
Restricted Cash and Cash Equivalents

The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, restricted cash included in prepaid expenses and other current assets and restricted cash included in other long term assets reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2019	2018
Cash and cash equivalents	$35,269	$31,118
Restricted cash included in prepaid expenses and other current assets	1,698	1,743
Restricted cash included in other long term assets	827	687
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$37,794	$33,548

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

Recent Accounting Pronouncements

Leases - In February 2016, the FASB issued Accounting Standards Update 2016-02 “Leases” (“ASC Topic 842”), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2019. Please refer to Note 3 "Leases" for further discussion, including the impact the adoption had on our condensed consolidated financial statements.

Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial Instruments-Credit Losses” (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate this will have a material impact to our consolidated financial statements.

Intangibles- In January 2017, the FASB issued Accounting Standards Update 2017-04 “Intangibles - Goodwill and other” (“ASC Topic 350”) which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We plan to adopt the amended guidance on April 1, 2020 for the fiscal year ending March 31, 2021. We do not anticipate this will have a material impact to our consolidated financial statements.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2019 and March 31, 2019, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value is as follows:

	June 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$205,875	$205,875	$206,500	$206,500	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$14,551	$14,551	$11,225	$11,225	Level 2 - Market Approach

At June 30, 2019 and March 31, 2019, the fair value of our variable rate term loan and revolving line of credit approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $77,894 intercompany receivable from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At June 30, 2019, we recorded $328 of unrealized mark-to-market gains on the cross-currency swap which is reported as "Other non-current assets", in the condensed consolidated balance sheet. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. For the three months ended June 30, 2019, the gain on the long-term cross currency swap derivative contract was offset by unrealized losses on the intercompany note of $1,607 for a net gain of $162.
Deferred Compensation Plan
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheet at June 30, 2019 and March 31, 2019 were $3,116 and $1,557, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $3,163 and $1,520 included in “Other long-term liabilities” in the condensed consolidated balance sheet at June 30, 2019 and March 31, 2019, respectively. Deferred compensation expense (income) included in marketing, general and administrative and engineering were $103 and $3 for the three months ended June 30, 2019 and 2018, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our condensed consolidated statements of comprehensive income. Our unrealized gains and losses on investments were gains of $95 and losses of $3 for the three months ended June 30, 2019 and 2018, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2019 and March 31, 2019, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2019	March 31, 2019
Russian Ruble	$1,128	$—
Canadian Dollar	4,000	1,500
South Korean Won	2,000	2,000
Mexican Peso	3,000	—
Australian Dollar	700	900
Great Britain Pound	1,000	3,000
Total notional amounts	$11,828	$7,400

The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2019		March 31, 2019
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$31	$49	$8	$53

Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $42 and $95 in the three months ended June 30, 2019 and 2018, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2019 and 2018, our net foreign currency transactions were gains of $212 and losses of $75, respectively.

3. Leases
In February 2016, the FASB issued Accounting Standard Update 2016-02 “Leases” (“ASC Topic 842”) that amends the accounting guidance on leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases as determined pursuant to ASC Topic 842, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting.
ASC Topic 842 originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to ASC Topic 842 provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (“ASC Topic 840”) if the optional transition method is elected. The new accounting standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We adopted ASC Topic 842 effective April 1, 2019, using the optional transition method with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 840. Our adoption of the new standard did not result in a cumulative effect adjustment to retained earnings.
The Company adopted Accounting Standard Update 2016-02 and its amendments and applied the transition provisions as of April 1, 2019, which included recognizing a cumulative-effect adjustment to retained earnings as of that date. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. The Company did not elect the package of practical expedients permitted under the transition guidance, which allows companies to carryforward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. The Company elected the practical expedient to combine lease and non-lease components for all asset classes.
Description of Leases
The significant majority of our lease obligations are for real property. We lease numerous facilities relating to our operations, primarily for office, manufacturing and warehouse facilities as well as both long term and short term employee housing. Leases for real property have terms ranging from month-to-month to ten years. We also lease various types of equipment, including vehicles, office equipment (such as copiers and postage machines), heavy warehouse equipment (such as fork lifts), heavy construction equipment (such as cranes), medium and light construction equipment used for customer project needs (such as pipe threading machines) and mobile offices and other general equipment that is normally associated with an office environment. Equipment leases generally have terms ranging from six months to five years.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us.

We lease temporary power products produced by our Sumac division to our customers on a short term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. As such, lease revenues for temporary power products recognized under ASC Topic 842 in the interim period did not materially differ from leases that would have been recorded under ASC Topic 840.
Variable Lease Payments
A majority of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index (“CPI”). Payments based on a change in an index or a rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments are incurred.
Options to extend or terminate leases
Most of our real property leases include early termination options and/or one or more options to renew, with renewal terms that can extend the lease term for an additional one to five years or longer. The exercise of lease termination and renewal options is at our sole discretion. If it is reasonably certain that we will exercise such renewal options, the periods covered by such renewal options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Many of our Europe, Middle East and Africa (“EMEA”) operations and Asia-Pacific operations borrow funds from the debt facilities maintained by our U.S. operating subsidiary and establish intercompany balances to account for these loans. This practice is due to the more preferential rates available to our U.S. operating subsidiary and/or the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases which commenced during the fiscal first quarter ended June 30, 2019, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term
Operating	6.9
Finance	2.6

Weighted average discount rate
Operating	4.60%
Finance	7.89%

Supplemental balance sheet information related to leases was as follows:

Assets	Classification	June 30, 2019
Operating	Operating lease right-of-use assets	$14,435
Finance	Property, plant and equipment	453
Total right-of-use assets		$14,888

Liabilities
Current
Operating	Lease liabilities	$2,104
Finance	Lease liabilities	218
Non-current
Operating	Non-current lease liabilities	13,567
Finance	Non-current lease liabilities	259
Total lease liabilities		$16,148

Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Three Months Ended June 30, 2019
Operating lease expense	Marketing, general and administrative and engineering	$808

Finance lease expense:
Amortization of ROU assets	Marketing, general and administrative and engineering	59
Interest expense on finance lease liabilities	Interest expense	13

Short-term lease expense	Marketing, general and administrative and engineering	463
Net lease expense		$1,343
Supplement statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Three Months Ended June 30, 2019
Operating cash from operating leases	$718
Operating cash flows from finance leases	10
Financing cash flows from finance leases	38

Future lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending June 30,
2020	$2,768	$248
2021	2,995	170
2022	2,841	59
2023	2,276	46
2024	1,349	9
Thereafter	5,990	—
Total lease payments	$18,219	$532
Less imputed interest	(2,927)	(55)
Total lease liability	$15,292	$477

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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three months ended June 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$1,471	$3,042
Weighted-average common shares outstanding	32,635,295	32,501,280
Basic net income per common share	$0.05	$0.09

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$1,471	$3,042
Weighted-average common shares outstanding	32,635,295	32,501,280
Common share equivalents:
Stock options	208,220	215,037
Restricted and performance stock units	208,408	219,515
Weighted average shares outstanding – dilutive (1)	33,051,923	32,935,832
Diluted net income per common share	$0.04	$0.09

(1) For the three months ended June 30, 2019 and 2018, 13,074 and 5,767 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
5. Inventories
Inventories consisted of the following:

	June 30, 2019	March 31, 2019
Raw materials	$35,619	$32,892
Work in process	6,120	5,696
Finished goods	30,246	28,501
	71,985	67,089
Valuation reserves	(2,296)	(2,199)
Inventories, net	$69,689	$64,890

6. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of June 30, 2019 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2019	$62,725	$114,382	$19,264	$8,624	$204,995
Foreign currency translation impact	—	2,412	256	—	2,668
Balance as of June 30, 2019	$62,725	$116,794	$19,520	$8,624	$207,663

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. No triggering events were identified during the three month period ended June 30, 2019 which indicated the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2019	Accumulated Amortization	Net Carrying Amount at June 30, 2019	Gross Carrying Amount at March 31, 2019	Accumulated Amortization	Net Carrying Amount at March 31, 2019
Products	$63,658	$10,610	$53,045	$62,343	$8,832	$53,511
Trademarks	45,201	1,126	44,075	44,819	1,052	43,767
Developed technology	9,850	4,535	5,315	9,854	4,464	5,390
Customer relationships	109,193	88,128	21,065	110,802	87,319	23,483
Certifications	449	—	449	445	—	445
Other	—	—	—	5,742	5,742	—
Total	$228,351	$104,399	$123,949	$234,005	$107,409	$126,596

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2019	March 31, 2019
Accrued employee compensation and related expenses	$8,089	$18,109
Accrued interest	991	1,172
Customer prepayment	877	783
Warranty reserve	431	365
Professional fees	2,572	2,326
Sales tax payable	3,319	2,185
Other	3,105	2,908
Total accrued current liabilities	$19,384	$27,848

8. Short-Term Revolving Credit Facilities
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” the Company had $14,551 and $11,225 in outstanding borrowings at June 30, 2019 and March 31, 2019, respectively.

9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2019	March 31, 2019
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $5,991 and $6,271 as of June 30, 2019 and March 31, 2019, respectively	$199,884	$200,229
Less current portion	(2,500)	(2,500)
Total long-term debt	$197,384	$197,729

Senior Secured Credit Facility
On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the US Borrower, the “Borrowers”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), that provides for a $250,000 seven-year term loan B facility (the “term loan B facility”) made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower (the “revolving credit facility” and together with the term loan B facility, the “credit facility”). The proceeds of the term loan B facility were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US

Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the THS acquisition and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS acquisition and the credit facility.
Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B facility at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided that, following the completion of the fiscal quarter ending March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan B facility began amortizing in equal quarterly installments of 0.25% of the $250,000 term loan B facility, with the payment of the balance at maturity. The US Borrower will be able to voluntarily prepay the principal of the term loan B facility without penalty or premium (subject to breakage fees) at any time in whole or in part after April 30, 2018. The US Borrower is required to repay the term loan B facility with certain asset sale and insurance proceeds, certain debt proceeds and, commencing for the fiscal year ending March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0, and reducing to 0% if the Company’s leverage ratio is less than 3.5 to 1.0). Commencing April 1, 2018, the Company will be required to make quarterly principal payments of the term B loan facility of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan B facility on October 30, 2024.
Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
At June 30, 2019, we had $14,551 in outstanding borrowings under our revolving credit facility. The interest rate on outstanding revolving credit facility borrowings on the US Borrower line of credit and the Canadian Borrower line of credit on June 30, 2019 was 4.93% and 4.56%, respectively. As of June 30, 2019, we had $41,390 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above).
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the US Borrower under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of the Canadian Borrower under the revolving credit facility are guaranteed by the Company, the US Borrower, the US Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of June 30, 2019, we were in compliance with all financial covenants of the credit facility.

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

10. Related Party Transactions

In connection with the Sumac Fabrication Co. Ltd. ("Sumac") transaction, one of the former Sumac principals (the "Minority Shareholder") retained 25% of the ownership of the entities holding the Sumac business unit. This individual is employed by the Company and serves as the general manager of the Sumac business unit. During the fiscal year ended March 31, 2017, this individual, together with the two other former principals of Sumac, who are not employed by the Company, were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.

On April 2, 2018, the Minority Shareholder provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest in the entities holding the Sumac business unit to the Company, and such sale was completed and effective as of July 20, 2018. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the 12 months ended March 31, 2018. During the first quarter of the fiscal year ended March 31, 2019, the Company paid $5,665 to purchase the 12.5% non-controlling interest.

Similarly, on April 2, 2019, the Minority Shareholder provided the Company notice in order to exercise his option to sell the entirety of his remaining equity interest (12.5% of the entities holding the Sumac business unit) to the Company. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac’s financial results for the fiscal year ended March 31, 2019. The Company paid $4,509 to purchase the remaining 12.5% non-controlling interest on August 1, 2019.

11. Commitments and Contingencies
At June 30, 2019, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $19,303. Of this amount, $2,525 is secured by cash deposits at the Company’s financial institutions and an additional $4,058 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $5,267 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of June 30, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At June 30, 2019, there were 324,568 options outstanding. For the three months ended June 30, 2019 and 2018, stock compensation expense was $1,019 and $1,004, respectively.

During the three months ended June 30, 2019, 105,726 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,324. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the restricted stock units' grant date, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a 12 month period of approximately $360. During the three months ended June 30, 2019, 3,654 fully vested common shares were issued in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $90 for the three months ended June 30, 2019. The fair value of the awards is expensed on each grant date.

During the three months ended June 30, 2019, a target amount of 26,147 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $915. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2022, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2022. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 52,294 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the three months ended June 30, 2019, a target amount of 62,319 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2022. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,370. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 124,638 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

13. Revenue from Contracts with Customers
On April 1, 2018, we adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” ("ASC Topic 606") using the modified retrospective method and applying ASC Topic 606 to all revenue contracts with customers which were not completed as of the date of adoption. Results for reporting periods beginning after April 1, 2018 are presented under ASC Topic 606. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under Accounting Standards Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). As a result of the adoption, the cumulative impact to our retained earnings at April 1, 2018 was immaterial. Additionally, revenues recognized under ASC Topic 606 in the interim period and YTD period did not materially differ from revenues that would have been recorded under ASC Topic 605. We expect the impact of the adoption of the new standard to continue to be immaterial to revenues and net income on an ongoing basis.
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
In addition, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Revenues associated with the rental of the temporary power products have historically been less than 5% of our total revenues are recognized under ASC Topic 842, "Leases".
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
Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 56.1% and 64.0% of our revenue for the three months ended June 30, 2019 and 2018, respectively.

Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 43.9% and 36.0% of our revenue for the three months ended June 30, 2019 and 2018, respectively.

For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.

Our turnkey projects, or fixed fee projects, offer our customers a comprehensive solution for heat tracing from the initial planning stage through engineering/design, commissioning, manufacture, installation and final proof-of-performance and acceptance testing. Turnkey services also include project planning, product supply, system integration, commissioning and on-going maintenance. Turnkey solutions, containing multiple deliverables, are customer specific and do not have an alternative use and present an unconditional right to payment, and thus are treated as a single performance obligation with revenues recognized over time as work progresses.

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

At June 30, 2019, revenues associated with our open performance obligations totaled $111,479, representing our combined backlog and deferred revenue. Within this amount, approximately $13,562 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

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

As of June 30, 2019 and March 31, 2019, contract assets were $23,646 and $26,454, respectively. The $2,808 decrease in contract assets from March 31, 2019 to June 30, 2019 was primarily the result of an increase in billings to customers under our long-term contracts within our United States and Latin America segment. There were no impairment losses recognized on our contract assets for the three months ended June 30, 2019 and 2018. As of June 30, 2019 and March 31, 2019, contract liabilities were $6,344 and $6,814, respectively. The majority of contract liabilities at March 31, 2019 was recognized in revenue as of June 30, 2019.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$14,816	$25,611	$40,427	$14,819	$16,810	$31,629
Canada	22,844	4,408	27,252	23,360	5,268	28,628
Europe, Middle East and Africa	9,054	4,285	13,339	12,652	8,151	20,803
Asia-Pacific	4,700	5,994	10,694	6,065	1,777	7,842
Total revenues	$51,414	$40,298	$91,712	$56,896	$32,006	$88,902

14. Income Taxes
Our effective income tax was 2.9% and 26.4% for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. During the three months ended June 30, 2019, discrete tax adjustments reduced our tax expense by $551 and thereby reduced our effective tax rate.
As of June 30, 2019, we have established a long-term liability for uncertain tax positions in the amount of $690. During the three months ended June 30, 2019, we released reserves for certain tax positions totaling $462. During the three months ended June 30, 2019, the Company recognized accrued interest and penalties of $16 as income tax expense related to our current uncertain tax positions.

As of June 30, 2019 , the tax years for the fiscal years ended March31, 2014 through March 31, 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

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
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Sales to External Customers:
United States and Latin America	$40,427	$31,629
Canada	27,252	28,628
Europe, Middle East and Africa	13,339	20,803
Asia-Pacific	10,694	7,842
	$91,712	$88,902
Inter-Segment Sales:
United States and Latin America	$9,741	$11,929
Canada	1,124	1,053
Europe, Middle East and Africa	561	1,105
Asia-Pacific	288	145
	$11,714	$14,232
Depreciation Expense:
United States and Latin America	$1,499	$1,120
Canada	760	1,010
Europe, Middle East and Africa	139	109
Asia-Pacific	54	40
	$2,452	$2,279
Amortization Expense:
United States and Latin America	$1,438	$1,505
Canada	2,402	3,649
Europe, Middle East and Africa	327	357
Asia-Pacific	266	266
	$4,433	$5,777
Income (loss) from operations:
United States and Latin America	$1,003	$2,736
Canada	3,495	3,285
Europe, Middle East and Africa	357	2,648
Asia-Pacific	1,570	896
Unallocated:
Stock compensation	(1,019)	(1,004)
Public company costs	(415)	(321)
	$4,991	$8,240

	June 30, 2019	March 31, 2019
Property, plant and equipment, net:
United States and Latin America	$40,500	$40,691
Canada	30,129	30,045
Europe, Middle East and Africa	3,647	3,497
Asia-Pacific	672	722
	$74,948	$74,955
Total Assets:
United States and Latin America	$245,454	$230,149
Canada	304,828	298,233
Europe, Middle East and Africa	86,077	84,214
Asia-Pacific	34,867	43,166
	$671,226	$655,762

Capital expenditures by geographic area were as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Capital Expenditures:
United States and Latin America	$1,162	$1,521
Canada	388	1,211
Europe, Middle East and Africa	169	118
Asia-Pacific	7	16
	$1,726	$2,866

16. Subsequent Events

On April 2, 2019, the Minority Shareholder provided the Company notice in order to exercise his option to sell the entirety of his remaining equity interest (12.5% of the entities holding the Sumac business unit) to the Company. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac’s financial results for the fiscal year ended March 31, 2019. The Company paid $4,509 to purchase the remaining 12.5% non-controlling interest on August 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2019 and 2018 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2019 and 2018 as “YTD 2020” and “YTD 2019,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
This quarterly report includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words "anticipate," "assume," "believe," "budget," "continue," "contemplate," "could," "should," "estimate," "expect," "intend," "may," "plan," "possible," "potential," "predict," "project," "will," "would," "future" and similar terms and phrases are intended to identify forward-looking statements in this quarterly report.
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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to operate successfully in foreign countries; (v) our ability to effectively integrate THS product lines into our existing sales and market channels; (vi) tax liabilities and changes to tax policy; (vii) our ability to protect data and thwart potential cyber attacks; (viii) our ability to bid and win new contracts; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) changes in relevant currency exchange rates; (xiii) a material disruption at any of our manufacturing facilities; (xiv) potential liability related to our products as well as the delivery of products and services; (xv) our dependence on subcontractors and third-party suppliers; (xvi) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs and the United Kingdom’s referendum vote; (xvii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xviii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xix) our ability to remediate the material weakness in our internal control over financial reporting; (xx) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xxi) our ability to protect our trade secrets and intellectual property; and (xxii) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” for information regarding the additional factors that have impacted or may impact our business and operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 12, 2019 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2020 and YTD 2019, approximately 56% and 64% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. ("Sumac") and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, THS offers a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries which subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. THS has been excluded from the Greenfield and MRO/UE calculations as substantially all of THS's revenue would be classified as MRO/UE under these definitions.
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2019 was $111.5 million, as compared to $120.0 million at March 31, 2019. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 12, 2019 and elsewhere in this quarterly report and those described below. These factors include:

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

	Three Months Ended June 30,*
	2019	2018
Greenfield	49%	45%
MRO/UE	51%	55%
* THS has been excluded from the table above. Substantially all of THS's revenue would be classified as MRO/UE under the current definitions.
We believe that our analysis of Greenfield and MRO/UE is an important measure to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new contracts as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years. THS has been excluded from MRO/UE calculations to enhance comparability across periods as most of THS's revenue would be classified as MRO/UE.
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2020 and YTD 2019, MRO/UE sales comprised approximately 51% and 55% of our consolidated revenues, respectively (excluding THS). A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations (Three-month periods ended June 30, 2019 and 2018)
The following table sets forth our consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively, and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/(Decrease)
	(dollars in thousands)
	2019	2018	$	%
Consolidated Statements of Operations Data:
Sales	$91,712	$88,902	$2,810	3%
Cost of sales	54,570	49,173	5,397	11%
Gross profit	$37,142	$39,729	$(2,587)	(7)%
Gross margin %	40.5%	44.7%
Operating expenses:
Marketing, general and administrative and engineering	$26,699	$24,708	$1,991	8%
Stock compensation expense	1,019	1,004	15	1%
Amortization of intangible assets	4,433	5,777	(1,344)	(23)%
Income from operations	$4,991	$8,240	$(3,249)	(39)%
Interest expense, net:
Interest income	51	75	(24)	(32)%
Interest expense	(3,474)	(3,285)	(189)	6%
Amortization of debt costs	(296)	(318)	22	(7)%
Interest expense, net	(3,719)	(3,528)	(191)	5%
Other income/(expense)	233	(118)	351	(297)%
Income before provision for income taxes	$1,505	$4,594	$(3,089)	(67)%
Income tax expense	44	1,216	(1,172)	(96)%
Net income	$1,461	$3,378	$(1,917)	(57)%
Income attributable to non-controlling interests (1)	(10)	336	(346)	(103)%
Net income available to Thermon Group Holdings, Inc.	$1,471	$3,042	$(1,571)	(52)%
(1) Represents income attributable to the 25% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5% (See Note 10, "Related Parties" for additional information).
Three Months Ended June 30, 2019 (“YTD 2020”) Compared to the Three Months Ended June 30, 2018 (“YTD 2019”)
Revenues. Revenues for YTD 2020 were $91.7 million, compared to $88.9 million for YTD 2019, an increase of $2.8 million or 3%. Our sales mix (excluding THS) in YTD 2020 was 49% Greenfield and 51% MRO/UE, as compared to 45% Greenfield and 55% MRO/UE in YTD 2019. Greenfield revenue is typically at or near 40% of our total revenue.
In YTD 2020, US-LAM reportable segment increased $8.8 million or 28% compared to YTD 2019. Also, in YTD 2020 our APAC segment increased $2.9 million or 36% compared to YTD 2019. These increases were primarily related to project deliveries from current and existing orders from our backlog. In YTD 2020, our Canadian segment decreased $1.4 million or 5% compared to YTD 2019 primarily as a result of lower seasonal spending. Finally, in YTD 2020, our EMEA segment declined $7.5 million or 36% relative to a particularly strong YTD 2019 period.
Gross profit and margin. Gross profit totaled $37.1 million in YTD 2020, compared to $39.7 million in YTD 2019, a decrease of $2.6 million. Gross margins were 40.5% and 44.7% in YTD 2020 and YTD 2019, respectively. The lower gross margin in YTD 2020 is attributable primarily to sales product mix. While gross margins within our various product lines remain stable, we had considerably higher sales of lower margin Greenfield sales in YTD 2020 which lowered our overall gross margins for the period.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $26.7 million in YTD 2020, compared to $24.7 million in YTD 2019, an increase of $2.0 million or 8%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 29% and 28% in YTD 2020 and YTD 2019, respectively. The increase in YTD 2020 marketing, general and administrative and engineering costs is attributable to general planned increases to address the growth of our business, as evidenced by the 34% revenue growth in fiscal 2019 over the prior fiscal year.
Stock compensation expense. Stock compensation expense was $1.0 million and $1.0 million in YTD 2020 and YTD 2019, respectively. For the remainder of fiscal year 2020, we estimate our stock compensation expense will be comparable throughout the year.
Amortization of intangible assets. Amortization of intangible assets was $4.4 million in YTD 2020 and $5.8 million in YTD 2019, a decrease of $1.4 million. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2019.
Interest expense. Interest expense, net, was $3.7 million in YTD 2020, compared to $3.5 million in YTD 2019, an increase of $0.2 million. The increase in interest expense is due to higher interest rates on our variable rate long-term debt (see Note 9, "Long-Term Debt", for additional information on our long-term debt).
Other income and expense. Other income and expense was income of $0.2 million and expense of $0.1 million in YTD 2020 and YTD 2019, respectively, an increase in income of $0.3 million. Changes in other income and expense primarily relates to transactional foreign exchange gains or losses.
Income taxes.  Income tax expense was approximately $44,000 in YTD 2020 on pre-tax income of $1.5 million compared to an income tax expense of $1.2 million in YTD 2019 on pre-tax net income of $4.6 million, a decrease of $1.2 million. Our effective tax rate was 2.9% and 26.5% in YTD 2020 and YTD 2019, respectively. During YTD 2020, discrete tax adjustments reduced our tax expense by $0.6 million, thereby reducing our effective tax rate for the YTD 2020 period.
Our anticipated annual effective income tax rate before discrete events was 30.1% in YTD 2020. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 14, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $1.5 million in YTD 2020 as compared to $3.0 million in YTD 2019, a decrease of $1.5 million or 50%. The decrease in YTD 2020 net income is primarily due to a $2.6 million decrease in gross profit and a $2.0 million increase in marketing, general and administrative and engineering expense primarily due to general planned increases to address the growth of our business, partially offset by (i) a $1.3 million decrease in amortization of intangibles, (ii) a $1.2 million decrease in income tax expense and (iii) a decrease in minority interest income of $0.3 million.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2019 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$205,875	$2,500	$5,000	$5,000	$193,375
Interest payments on variable rate term loan(2)	52,075	10,056	19,687	19,224	3,108
Borrowings under revolving credit facility(3)	14,551	14,551	—	—	—
Operating lease obligations(4)	19,262	3,736	5,836	3,723	5,967
Information technology services agreements(5)	2,167	1,084	1,083	—	—
Total	$293,930	$31,927	$31,606	$27,947	$202,450
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
(2)     Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of June 30, 2019.
(3)    Consists of borrowings under our revolving line of credit facility. As of June 30, 2019, the interest rate on outstanding borrowings was 4.93% and 4.56% for our U.S. revolving credit line and the Canadian revolving credit line, respectively.
(4)    We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(5)    Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business. We can give no assurances we will prevail in any of these matters.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At June 30, 2019, we had in place standby letters of credit, bank guarantees and performance bonds totaling $19.3 million to support our various customer contracts. Our Indian subsidiary also has $5.3 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.

Cash and cash equivalents.  At June 30, 2019, we had $35.3 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $3.0 million, or 8%, of these amounts were held in domestic accounts with various institutions and approximately $32.3 million, or 92%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At June 30, 2019, we had outstanding borrowings under our revolving credit facility of $14.6 million and $41.3 million of available capacity thereunder, after taking into account the borrowing base, outstanding borrowings and $4.1 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2019, we had $205.9 million of outstanding principal on our term loan B facility. Commencing April 1, 2018, we will be required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $192.8 million due at maturity of the term loan in October 2024. From time to time, we may choose to make unscheduled and additional prepayments of principal on the term loan B based on available cash flows.
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the Company under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the "Canadian Borrower") under the revolving credit facility are guaranteed by the Company, Thermon Holding Corp. (the "US Borrower"), the US Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.5:1.0 for December 31, 2017 through September 30, 2018; 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of June 30, 2019, we were in compliance with all financial covenants of the credit facility.
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

For the remainder of fiscal year 2020, we estimate we will invest approximately $8.1 million in property, plant and equipment for our thermal solutions business and will continue to make investments in Sumac's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our multi-year enterprise resource planning software (or ERP) upgrade. During YTD 2020, we invested $0.3 million in Sumac for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.
Net cash provided by (used in) operating activities totaled $3.4 million and $(4.2) million in YTD 2020 and YTD 2019, respectively, an increase in net cash provided by operating activities of $7.6 million. The increase was primarily attributable to a $13.5 million decrease in cash used by working capital accounts, partially offset by a decrease of $1.9 million in net income and a $4.0 million decrease in non-cash reconciling items.
Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a source of cash of $3.1 million and a use of cash of $6.8 million in YTD 2020 and YTD 2019 respectively, an increase in the source of cash of $9.9 million in YTD 2020. During YTD 2020 and YTD 2019, accounts receivable decreased due to a sequential period reduction in revenue, representing a source of cash of $7.3 million and $10.2 million, respectively. In YTD 2020 and YTD 2019 our inventory balance increased due to higher revenues and for the build-up of inventory for future periods to prepare inventory for customers who perform preventative maintenance prior to the winter season, representing a use of cash of $4.1 million and $7.0 million, respectively. Contract assets were a source of cash of $2.4 million and a use of cash of $6.8 million in YTD 2020 and YTD 2019, respectively, which is primarily attributed to timing of billings on our turnkey projects.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $6.5 million and $5.4 million in YTD 2020 and YTD 2019, respectively, a decrease in the use of cash of $1.1 million. The decrease in the use of cash in YTD 2020 is primarily due to the timing of vendor payments and annual incentive payments. Changes in our income taxes payable and receivable balances represented a use of cash of $0.8 million in YTD 2020 and a use of cash of $5.5 million in YTD 2019.
Net cash used in investing activities totaled $1.6 million and $2.0 million for YTD 2020 and YTD 2019, respectively, a comparative decrease in the use of cash for investing activities of $0.4 million. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business.
Net cash provided by financing activities totaled $1.8 million and $4.5 million in YTD 2020 and YTD 2019, respectively, a comparative decrease in the source of cash from financing activities of $2.7 million. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and optional principal reduction payments.
Off-Balance Sheet Arrangements
As of June 30, 2019, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Effect of Inflation
 While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by price increases of our products. We cannot assure you, however, that we will not be affected by general inflation in the future.
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 12, 2019 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 56% of our YTD 2020 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2020, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.2 million for YTD 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.2 million for YTD 2020. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of approximately $16,000 for YTD 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $20,000 for YTD 2020.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were a gain of $0.2 million and a loss of $0.1 million in YTD 2020 and YTD 2019, respectively.
As of June 30, 2019, we had approximately $11.8 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In YTD 2020, we estimate that our sales were negatively impacted by $2.1 million when compared to foreign exchange translation rates that were in effect in YTD 2019. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2020, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were a gain of $4.4 million in YTD 2020 and a loss of $8.3 million in YTD 2019, respectively, representing a comparative increase in foreign currency translation gains of $12.7 million. The comparative increase in YTD 2020 foreign currency translation gains is primarily due to the weakening of the Euro and Canadian dollar relative to the U.S. dollar. Conversely, in YTD 2019, the Euro and Canadian dollar strengthened against the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).

Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $77.9 million with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan B credit facility was 6.19% as of June 30, 2019. As of June 30, 2019, the interest rate on outstanding borrowings was 4.93% and 4.56% for our U.S. revolving credit line and the Canadian revolving credit line, respectively. As of June 30, 2019, we had $14.6 million of outstanding principal under our revolving credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would results in a $0.1 million increase or decrease in our annual interest expense. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
As of June 30, 2019, we had $205.9 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $2.1 million increase or decrease in our annual interest expense.
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
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure, due to a material weakness in internal control over financial reporting that was reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of under Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below:

•
The Company adopted the new lease standard under Accounting Standard Update 2014-09 (ASC Topic 842) as of April 1, 2019. As a result of the adoption of the new lease standard, the Company is required to implement new accounting processes, procedures and internal controls over financial reporting surrounding the adoption of the standard, periodic reporting and expanded disclosures.

•
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 12, 2019.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 12, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2019.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 8, 2019	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

 __________________________________

*    Filed herewith