Form 10-Q
period 2019-09-30
Thermon Group Holdings, Inc.
filed 2019-11-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-35159

THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2228185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7171 Southwest Parkway, Building 300, Suite 200, Austin, Texas 78735
(Address of principal executive offices) (zip code)

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

As of November 4, 2019, the registrant had 32,750,999 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,014	$31,402
Accounts receivable, net of allowance for doubtful accounts of $968 and $987 as of September 30, 2019 and March 31, 2019, respectively	98,075	105,323
Inventories, net	65,779	64,890
Contract assets	15,822	26,454
Prepaid expenses and other current assets	10,669	7,320
Income tax receivable	5,239	4,389
Total current assets	234,598	239,778
Property, plant and equipment, net of depreciation and amortization of $43,105 and $38,414 as of September 30, 2019 and March 31, 2019, respectively	74,580	74,955
Goodwill	205,515	204,995
Intangible assets, net	118,136	126,596
Operating lease right-of-use assets	14,170	—
Deferred income taxes	2,973	3,829
Other long term assets	5,718	5,609
Total assets	$655,690	$655,762
Liabilities
Current liabilities:
Accounts payable	$24,652	$22,705
Accrued liabilities	22,251	27,848
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	9,439	11,225
Contract liabilities	5,409	6,814
Lease liabilities	2,669	235
Income taxes payable	1,780	1,961
Total current liabilities	68,700	73,288
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $5,432 and $6,271 as of September 30, 2019 and March 31, 2019, respectively	187,318	197,729
Deferred income taxes	24,688	28,139
Non-current lease liabilities	13,048	386
Other non-current liabilities	7,629	7,271
Total liabilities	301,383	306,813
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,742,439 and 32,624,200 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	224,260	223,040
Accumulated other comprehensive loss	(48,990)	(48,949)
Retained earnings	179,004	170,621
Total Thermon Group Holdings, Inc. shareholders' equity	354,307	344,745
Non-controlling interests	—	4,204
Total equity	354,307	348,949
Total liabilities and equity	$655,690	$655,762
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018

Sales	$102,935	$90,154	$194,647	$179,056
Cost of sales	57,503	49,795	112,073	98,968
Gross profit	45,432	40,359	82,574	80,088
Operating expenses:
Marketing, general and administrative and engineering	28,130	26,191	55,848	51,903
Amortization of intangible assets	4,461	5,496	8,894	11,273
Income from operations	12,841	8,672	17,832	16,912
Other income/(expenses):
Interest income	65	48	116	123
Interest expense	(3,951)	(3,985)	(7,721)	(7,588)
Other income/(expenses)	(172)	346	61	228
Income before provision for income taxes	8,783	5,081	10,288	9,675
Income tax expense	1,862	1,756	1,906	2,972
Net income	$6,921	$3,325	$8,382	$6,703
Income (loss) attributable to non-controlling interests	9	98	(1)	434
Net income available to Thermon Group Holdings, Inc.	$6,912	$3,227	$8,383	$6,269
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$6,912	$3,227	$8,383	$6,269
Foreign currency translation adjustment	(4,813)	3,206	(378)	(5,061)
Other	337	—	337	—
Comprehensive income	$2,436	$6,433	$8,342	$1,208
Net Income per common share:
Basic	$0.21	$0.10	$0.26	$0.19
Diluted	0.21	0.10	0.25	0.19
Weighted-average shares used in computing net income per common share:
Basic	32,727,023	32,571,432	32,681,410	32,536,499
Diluted	33,244,387	33,102,803	33,111,778	32,970,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	5,417	—	62	—	—	—	62
Issuance of common stock as deferred compensation to employees	39,139	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,621	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	3,654	—	—	—	—	—	—
Stock compensation expense	—	—	1,019	—	—	—	1,019
Repurchase of employee stock units on vesting	—	—	(784)	—	—	—	(784)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,471	—	—	1,471
Foreign currency translation adjustment	—	—	—	—	—	4,435	4,435
Remeasurement of non-controlling interest	—	—	(315)	—	315	—	—
Income attributable to non-controlling interests (loss)	—	—	—	—	(10)	—	(10)
Balances at June 30, 2019	32,705,031	$33	$223,022	$172,092	$4,509	$(44,514)	$355,142
Issuance of common stock as deferred compensation to employees	16,262	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	14,757	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	6,389	—	—	—	—	—	—
Stock compensation expense	—	—	1,323	—	—	—	1,323
Repurchase of employee stock units on vesting	—	—	(95)	—	—	—	(95)
Net income available to Thermon Group Holdings, Inc.	—	—	—	6,912	—	—	6,912
Foreign currency translation adjustment	—	—	—	—	—	(4,813)	(4,813)
Purchase of shares from non-controlling interests	—	—	—	—	(4,508)	—	(4,508)
Remeasurement of non-controlling interest	—	—	10	—	(10)	—	—
Income attributable to non-controlling interests	—	—	—	—	9	—	9
Other	—	—	—	—	—	337	337
Balances at September 30, 2019	32,742,439	$33	$224,260	$179,004	$—	$(48,990)	$354,307

The accompanying notes are an integral part of these consolidated financial statements

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2018	32,492,339	$32	$222,622	$148,812	$5,928	$(36,541)	$340,853
Issuance of common stock in exercise of stock options	5,928	1	81	—	—	—	82
Issuance of common stock as deferred compensation to employees	23,307	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	20,876	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,212	—	—	—	—	—	—
Stock compensation expense	—		1,004	—	—	—	1,004
Repurchase of employee stock units on vesting	—	—	(398)	—	—	—	(398)
Net income available to Thermon Group Holdings, Inc.	—	—	—	3,042	—	—	3,042
Foreign currency translation adjustment	—	—	—	—	—	(8,264)	(8,264)
Income attributable to non-controlling interests	—	—	—	—	336	—	336
Balances at June 30, 2018	32,547,662	$33	$223,309	$151,854	$6,264	$(44,805)	$336,655
Issuance of common stock in exercise of stock options	—	—	153	—	—	—	153
Issuance of common stock as deferred compensation to employees	38,507	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,240	—	—	—	—	—	—
Stock compensation expense	—	—	1,085	—	—	—	1,085
Repurchase of employee stock units on vesting	—	—	(161)	—	—	—	(161)
Net income available to Thermon Group Holdings, Inc.	—	—	—	3,227	—	—	3,227
Foreign currency translation adjustment	—	—	—	—	—	1,748	1,748
Purchase of shares from non-controlling interests	—	—	(3,612)	—	(3,508)	1,455	(5,665)
Remeasurement of non-controlling interest	—	—	(3,083)	—	3,083	—	—
Income attributable to non-controlling interests	—	—	—	—	98	—	98
Balances at September 30, 2018	32,591,409	$33	$217,691	$155,081	$5,937	$(41,602)	$337,140

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Operating activities
Net income	$8,382	$6,703
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,956	15,826
Amortization of deferred debt issuance costs	870	734
Amortization of inventory step-up	—	172
Stock compensation expense	2,342	2,089
Deferred income taxes	(2,343)	(2,010)
Release of reserve for uncertain tax positions	(462)	—
Long term cross currency swap	798	(634)
Remeasurement loss/(gain) on intercompany balances	(147)	1,800
Changes in operating assets and liabilities:
Accounts receivable	6,313	9,463
Inventories	(958)	(11,862)
Contract assets	9,054	(6,301)
Other current and non-current assets	(4,432)	(4,928)
Accounts payable	1,052	252
Accrued liabilities and non-current liabilities	(3,542)	(4,915)
Income taxes payable and receivable	(833)	(4,273)
Net cash provided by operating activities	30,050	2,116
Investing activities
Purchases of property, plant and equipment	(3,839)	(5,702)
Sale of rental equipment	145	522
Proceeds from sale of property, plant and equipment	—	23
Proceeds from the sale of investments	—	958
Net cash used in investing activities	(3,694)	(4,199)
Financing activities
Proceeds from revolving credit facility	10,000	22,009
Payments on long term debt and revolving credit facility	(23,131)	(17,790)
Purchase of shares from non-controlling interests	(4,508)	(5,665)
Proceeds from exercise of stock options	62	233
Repurchase of employee stock units on vesting	(879)	(559)
Payments on finance leases	(79)	(122)
Net cash used in financing activities	(18,535)	(1,894)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(121)	(1,459)
Change in cash, cash equivalents and restricted cash	7,700	(5,436)
Cash, cash equivalents and restricted cash at beginning of period	33,841	36,327
Cash, cash equivalents and restricted cash at end of period	$41,541	$30,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information

Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered industrial process heating solutions for process industries. Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. As a manufacturer, we offer a full suite of products (heating units, heating cables, tubing bundles and control systems) and services (design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. On October 30, 2017, we, through a wholly-owned subsidiary, consummated the acquisition of 100% of the equity interests of CCI Thermal Technologies Inc. (the “THS acquisition”), which was amalgamated with such subsidiary immediately after the closing of the acquisition to form Thermon Heating Systems, Inc. ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications. In addition to our thermal solution offerings, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2019 and March 31, 2019, and the results of our operations for the three and six months ended September 30, 2019 and 2018.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2019, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2020.
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

	September 30,
	2019	2018
Cash and cash equivalents	$39,014	$28,481
Restricted cash included in prepaid expenses and other current assets	2,054	1,759
Restricted cash included in other long term assets	473	651
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$41,541	$30,891

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

Recent Accounting Pronouncements

Leases - In February 2016, the FASB issued Accounting Standard Update 2016-02 “Leases” (“ASC Topic 842”), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2019. Please refer to Note 3 "Leases" for further discussion, including the impact the adoption had on our condensed consolidated financial statements.

Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial Instruments-Credit Losses” (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate that this will have a material impact to our consolidated financial statements.

Intangibles- In January 2017, the FASB issued Accounting Standards Update 2017-04 “Intangibles - Goodwill and other” (“ASC Topic 350”), which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We plan to adopt the amended guidance on April 1, 2020 for the fiscal year ending March 31, 2021. We do not anticipate that this will have a material impact to our consolidated financial statements.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2019 and March 31, 2019, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value is as follows:

	September 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$195,250	$195,250	$206,500	$206,500	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$9,439	$9,439	$11,225	$11,225	Level 2 - Market Approach

At September 30, 2019 and March 31, 2019, the fair value of our variable rate term loan and revolving line of credit approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
The Company has entered into a long term cross currency swap to hedge the currency rate fluctuations related to a $66,248 intercompany receivable at September 30, 2019 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At September 30, 2019, we recorded $797 of unrealized mark-to-market gains on the cross-currency swap which is reported as "Other income and expense", in the condensed consolidated statement operations and comprehensive income. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge assets in the amount of $984 and $1,768, were included in "Other long-term assets" in the condensed consolidated balance sheet at September 30, 2019 and March 31, 2019, respectively. For the six months ended September 30, 2019, the gain on the long-term cross currency swap derivative contract was offset by unrealized losses on the intercompany note of $698 for a net loss of $98.
Deferred Compensation Plan
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheet at September 30, 2019 and March 31, 2019 were $3,216 and $1,557, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $3,256 and $1,520 included in “Other long-term liabilities” in the condensed consolidated balance sheet at September 30, 2019 and March 31, 2019, respectively. Deferred compensation expense included in marketing, general and administrative and engineering were $36 and $44 for the three months ended September 30, 2019 and 2018, respectively, and $139 and $46 for the six months ended September 30, 2019 and 2018, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our condensed consolidated statements of comprehensive income. Our unrealized gains and losses on investments were gains of $21 and $34 for the three months ended September 30, 2019 and 2018, respectively, and gains of $116 and $31 for the six months ended September 30, 2019 and 2018, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2019 and March 31, 2019, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2019	March 31, 2019
Russian Ruble	$1,128	$—
Euro	500	—
Canadian Dollar	2,000	1,500
South Korean Won	1,000	2,000
Mexican Peso	500	—
Australian Dollar	700	900
Great Britain Pound	1,000	3,000
Total notional amounts	$6,828	$7,400

The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2019		March 31, 2019
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$3	$44	$8	$53

Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were a loss of $199 and gain of $70 in the three months ended September 30, 2019 and 2018, respectively, and losses of $241 and $25 for the six months ended September 30, 2019 and 2018, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended September 30, 2019 and 2018, our net foreign currency transactions were a loss of $90 and gain of $339, respectively, and gains of $123 and $263 for the six months ended September 30, 2019 and 2018, respectively.

3. Leases
In February 2016, the FASB issued ASC Topic 842 which amends the accounting guidance on leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases as determined pursuant to ASC Topic 842, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, as well as certain practical expedients related to land easements and lessor accounting.
The Company adopted Accounting Standard Update 2016-02 and its amendments and applied the transition provisions as of April 1, 2019. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. The Company did not elect the package of practical expedients permitted under the transition guidance, which allows companies to carryforward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. Lease expense related to manufacturing facilites is included in overhead absorption rates and allocated to cost of sales. The Company elected the practical expedient to combine lease and non-lease components for all asset classes.
Description of Leases

The significant majority of our lease obligations are for real property. We lease numerous facilities relating to our operations, primarily for office, manufacturing and warehouse facilities, as well as both long-term and short-term employee housing. Leases for real property have terms ranging from month-to-month to ten years. We also lease various types of equipment, including vehicles, office equipment (such as copiers and postage machines), heavy warehouse equipment (such as fork lifts), heavy construction equipment (such as cranes), medium and light construction equipment used for customer project needs (such as pipe threading machines) and mobile offices and other general equipment that is normally associated with an office environment. Equipment leases generally have terms ranging from six months to five years.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us.

We lease temporary power products produced by our Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”) division to our customers on a short term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. As such, lease revenues for temporary power products recognized under ASC Topic 842 in the interim period did not materially differ from leases that would have been recorded under ASC Topic 840.
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Many of our Europe, Middle East and Africa (“EMEA”) operations and Asia-Pacific operations borrow funds from the debt facilities maintained by our U.S. operating subsidiary and establish intercompany balances to account for these loans. This practice is due to the more preferential rates available to our U.S. operating subsidiary and/or the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases which commenced during the six months ended September 30, 2019, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term
Operating	6.7
Finance	2.5

Weighted average discount rate
Operating	4.63%
Finance	7.98%

Supplemental balance sheet information related to leases was as follows:

Assets	Classification	September 30, 2019
Operating	Operating lease right-of-use assets	$14,170
Finance	Property, plant and equipment	395
Total right-of-use assets		$14,565

Liabilities
Current
Operating	Lease liabilities	$2,459
Finance	Lease liabilities	210
Non-current
Operating	Non-current lease liabilities	12,839
Finance	Non-current lease liabilities	209
Total lease liabilities		$15,717

Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease expense	Marketing, general and administrative and engineering	$959	$1,767

Finance lease expense:
Amortization of ROU assets	Marketing, general and administrative and engineering	66	125
Interest expense on finance lease liabilities	Interest expense	13	26

Short-term lease expense	Marketing, general and administrative and engineering	252	715
Net lease expense		$1,290	$2,633
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Six Months Ended September 30, 2019
Operating cash used for operating leases	$1,365
Operating cash flows used for finance leases	26
Financing cash flows used for finance leases	108

Future lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending September 30,
2020	$3,110	$236
2021	3,037	136
2022	2,828	51
2023	2,102	26
2024	1,332	—
Thereafter	5,997	—
Total lease payments	$18,406	$449
Less imputed interest	(3,108)	(30)
Total lease liability	$15,298	$419

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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and six months ended September 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$6,912	$3,227	$8,383	$6,269
Weighted-average common shares outstanding	32,727,023	32,571,432	32,681,410	32,536,499
Basic net income per common share	$0.21	$0.10	$0.26	$0.19

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$6,912	$3,227	$8,383	$6,269
Weighted-average common shares outstanding	32,727,023	32,571,432	32,681,410	32,536,499
Common share equivalents:
Stock options	201,730	219,205	205,359	218,521
Restricted and performance stock units	315,634	312,166	225,009	215,474
Weighted average shares outstanding – dilutive (1)	33,244,387	33,102,803	33,111,778	32,970,494
Diluted net income per common share	$0.21	$0.10	$0.25	$0.19

(1) For the six months ended September 30, 2019, 16,557 equity awards were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
5. Inventories
Inventories consisted of the following:

	September 30, 2019	March 31, 2019
Raw materials	$32,876	$32,892
Work in process	4,804	5,696
Finished goods	30,078	28,501
	67,758	67,089
Valuation reserves	(1,979)	(2,199)
Inventories, net	$65,779	$64,890

6. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of September 30, 2019 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2019	$62,725	$114,382	$19,264	$8,624	$204,995
Foreign currency translation impact	—	1,037	(517)	—	520
Balance as of September 30, 2019	$62,725	$115,419	$18,747	$8,624	$205,515

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. No triggering events were identified during the six month period ended September 30, 2019 which indicated the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2019	Accumulated Amortization	Net Carrying Amount at September 30, 2019	Gross Carrying Amount at March 31, 2019	Accumulated Amortization	Net Carrying Amount at March 31, 2019
Products	$62,908	$12,060	$50,848	$62,343	$8,832	$53,511
Trademarks	44,698	1,177	43,521	44,819	1,052	43,767
Developed technology	9,741	4,606	5,135	9,854	4,464	5,390
Customer relationships	108,284	90,096	18,188	110,802	87,319	23,483
Certifications	444	—	444	445	—	445
Other	—	—	—	5,742	5,742	—
Total	$226,075	$107,939	$118,136	$234,005	$107,409	$126,596

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2019	March 31, 2019
Accrued employee compensation and related expenses	$9,825	$18,109
Accrued interest	932	1,172
Customer prepayment	446	783
Warranty reserve	511	365
Professional fees	2,335	2,326
Sales tax payable	4,123	2,185
Other	4,079	2,908
Total accrued current liabilities	$22,251	$27,848

8. Short-Term Revolving Credit Facilities
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” the Company had $9,439 and $11,225 in outstanding borrowings as of September 30, 2019 and March 31, 2019, respectively.
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2019	March 31, 2019
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $5,432 and $6,271 as of September 30, 2019 and March 31, 2019, respectively	$189,818	$200,229
Less current portion	(2,500)	(2,500)
Total long-term debt	$187,318	$197,729

Senior Secured Credit Facility
On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the US Borrower, the “Borrowers”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), which provides for a $250,000 seven-year term loan B facility (the “term loan B facility”) made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower (the “revolving credit facility” and together with the term loan B facility, the “credit facility”). The proceeds of the term loan B facility were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the THS acquisition and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS acquisition and the credit facility.
Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B facility at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided, that following the completion of the fiscal quarter ending March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan B facility began amortizing in equal quarterly installments of 0.25% of the $250,000 term loan B facility, with the payment of the balance at maturity. The US

Borrower may voluntarily prepay the principal of the term loan B facility without penalty or premium (subject to breakage fees) at any time in whole or in part. The US Borrower is required to repay the term loan B facility with certain asset sale and insurance proceeds, certain debt proceeds and, commencing for the fiscal year ending March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0, and reducing to 0% if the Company’s leverage ratio is less than 3.5 to 1.0). As of September 30, 2019, the Company's leverage ratio was less than 3.5 to 1.0. The Company is required to make quarterly principal payments of the term B loan facility of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan B facility on October 30, 2024.
Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
At September 30, 2019, we had $9,439 outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit and no outstanding borrowings for the US Borrower line of credit. The interest rate on outstanding revolving credit facility borrowings under our Canadian Borrower line of credit on September 30, 2019 was 4.55%. As of September 30, 2019, we had $46,803 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above).
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the US Borrower under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of the Canadian Borrower under the revolving credit facility are guaranteed by the Company, the US Borrower, the US Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of September 30, 2019, we were in compliance with all financial covenants of the credit facility.
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

10. Related Party Transactions

In connection with the TPS (formerly known as Sumac Fabrication Co. Ltd.) transaction, one of the former TPS principals (the "Minority Shareholder") retained 25% of the ownership of the entities holding the TPS business unit. During the fiscal year ended March 31, 2017, this individual, together with the two other former principals of TPS, were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the TPS transaction.

On April 2, 2018, the Minority Shareholder provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest in the entities holding the TPS business unit to the Company, and such sale was completed and effective as of July 20, 2018. The terms of the April 2015 TPS purchase agreement prescribed a valuation formula for such a sale based on TPS's financial results for the 12 months ended March 31, 2018. During the first quarter of the fiscal year ended March 31, 2019, the Company paid $5,665 to purchase the 12.5% non-controlling interest.

Similarly, on April 2, 2019, the Minority Shareholder provided the Company notice in order to exercise his option to sell the entirety of his remaining equity interest (12.5% of the entities holding the TPS business unit) to the Company. The terms of the April 2015 TPS purchase agreement prescribed a valuation formula for such a sale based on TPS’s financial results for the fiscal year ended March 31, 2019. The Company paid $4,508 to purchase the remaining 12.5% non-controlling interest on August 1, 2019.

11. Commitments and Contingencies
At September 30, 2019, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled approximately $16,548. Of this amount, $2,527 is secured by cash deposits at the Company’s financial institutions and an additional $3,758 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $5,135 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
In September 2019, the Company received notice from a customer that some portions of an ongoing heat tracing installation project will require re-work. During the three months ended September 30, 2019, the Company accrued $2,200 as additional cost of sales for the estimated cost of re-work on this project.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of September 30, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
At September 30, 2019, there were 324,103 options outstanding. Stock compensation expense for the three months ended September 30, 2019 and 2018, was $1,323 and $1,085, respectively, and $2,342 and $2,089 for the six months ended September 30, 2019 and 2018, respectively.
During the six months ended September 30, 2019, 117,689 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,505. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the applicable grant dates for the restricted stock units, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a 12 month period of approximately $759. During the three and six months ended September 30, 2019, 7,306, and 10,960 fully vested common shares were granted in the aggregate to our directors, respectively, of which 6,389 and 10,043 common shares were issued during the three and six months ended September 30, 2019, respectively. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $190 and $280 for the three and six months ended September 30, 2019, respectively. The fair value of the awards is expensed on each grant date.

During the six months ended September 30, 2019, a target amount of 30,075 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $915. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2022, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2022. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 60,150 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the six months ended September 30, 2019, a target amount of 62,319 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2022. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,370. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 124,638 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

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
For purposes of calculating the cumulative transition adjustment, the amended guidance has been applied to all contracts at the initial application date.
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
In addition, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Revenues associated with the rental of the temporary power products have historically been less than 5% of our total revenues are recognized under ASC Topic 842.
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring such goods or providing such services. We account for a contract when a customer provides us with a firm purchase order or other contract that identifies the goods or services to be provided, the payment terms for those services, and when collectibility of the consideration due is probable. Generally, our payment terms do not exceed 30 days.

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
Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 58.0% and 58.8% of our revenue for the three and six months ended September 30, 2019, respectively, and 69.5% and 66.8% for the three and six months ended September 30, 2018, respectively.

Our revenues that are recognized over time include; (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 42.0% and 41.2% of our revenue for the three and six months ended September 30, 2019, respectively, and 30.5% and 33.2% for the three and six months ended September 30, 2018, respectively.

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

At September 30, 2019, revenues associated with our open performance obligations totaled $102,318, representing our combined backlog and deferred revenue. Within this amount, approximately $9,981 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

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

The Company adopted ASC Topic 606 as of April 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the date of adoption, the Company utilized the practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.

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

As of September 30, 2019 and March 31, 2019, contract assets were $15,822 and $26,454, respectively. The $10,632 decrease in contract assets from March 31, 2019 to September 30, 2019 was primarily the result of an increase in billings to customers under our long-term contracts within our United States and Latin America segment. There were no impairment losses recognized on our contract assets for the six months ended September 30, 2019 and 2018. As of September 30, 2019 and March 31, 2019, contract liabilities were $5,409 and $6,814, respectively. The majority of contract liabilities at March 31, 2019 was recognized in revenue as of September 30, 2019.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$18,824	$24,997	$43,821	$17,928	$14,725	$32,653
Canada	26,437	4,514	30,951	25,268	5,699	30,967
Europe, Middle East and Africa	8,974	6,714	15,688	10,582	4,982	15,564
Asia-Pacific	5,424	7,051	12,475	8,849	2,121	10,970
Total revenues	$59,659	$43,276	$102,935	$62,627	$27,527	$90,154

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$37,138	$47,110	$84,248	$32,747	$31,535	$64,282
Canada	49,281	8,922	58,203	48,628	10,967	59,595
Europe, Middle East and Africa	17,865	11,162	29,027	23,234	13,133	36,367
Asia-Pacific	10,124	13,045	23,169	14,914	3,898	18,812
Total revenues	$114,408	$80,239	$194,647	$119,523	$59,533	$179,056

14. Income Taxes
Our effective income tax, after discrete tax events, was 18.5% and 30.5% for the six months ended September 30, 2019 and 2018, respectively. During the six months ended September 30, 2019, the Company recorded the impact of a prospective income tax rate reduction in the province of Alberta, Canada. The scheduled rate reduction of 4% through fiscal 2023 resulted in a net reduction of deferred tax liabilities of $784 reported as a reduction to tax expense. Excluding the discrete items of the impact and the release of reserves for uncertain tax positions, the Company estimates that the effective tax rate will be 30.1% for the fiscal year ended March 31, 2020. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
As of September 30, 2019, we have established a long-term liability for uncertain tax positions in the amount of $703. During the six months ended September 30, 2019, we released reserves for uncertain tax positions totaling $462. During the three and six months ended September 30, 2019, the Company recognized accrued interest and penalties of $13 and $29 as income tax expense related to our current uncertain tax positions.

As of September 30, 2019, the tax years for the fiscal years ended March 31, 2014 through March 31, 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

15. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp Close Corporation ("Unitemp"), Industrial Process Insulators, Inc. ("IPI") and TPS (formerly known as Sumac Fabrication Co. Ltd.). THS (formerly known as CCI Thermal Technologies Inc.) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. TPS provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from TPS will comprise less than 10% of our total sales and operating income, TPS has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Sales to External Customers:
United States and Latin America	$43,821	$32,653	$84,248	$64,282
Canada	30,951	30,967	58,203	59,595
Europe, Middle East and Africa	15,688	15,564	29,027	36,367
Asia-Pacific	12,475	10,970	23,169	18,812
	$102,935	$90,154	$194,647	$179,056
Inter-Segment Sales:
United States and Latin America	$15,720	$13,878	$25,461	$25,807
Canada	1,005	1,163	2,129	2,216
Europe, Middle East and Africa	1,033	858	1,594	1,963
Asia-Pacific	157	352	445	497
	$17,915	$16,251	$29,629	$30,483
Depreciation Expense:
United States and Latin America	$1,596	$1,190	$3,095	$2,310
Canada	840	934	1,600	1,945
Europe, Middle East and Africa	125	108	264	217
Asia-Pacific	49	42	103	82
	$2,610	$2,274	$5,062	$4,554
Amortization Expense:
United States and Latin America	$1,438	$1,460	$2,876	$2,965
Canada	2,434	3,424	4,836	7,073
Europe, Middle East and Africa	323	346	650	703
Asia-Pacific	266	266	532	532
	$4,461	$5,496	$8,894	$11,273
Income from operations:
United States and Latin America	$5,333	$2,849	$6,336	$5,585
Canada	5,282	$4,410	8,777	7,695
Europe, Middle East and Africa	1,472	1,055	1,829	3,703
Asia-Pacific	2,527	1,773	4,097	2,669
Unallocated:
Stock compensation	(1,323)	$(1,085)	(2,342)	(2,089)
Public company costs	(450)	(330)	(865)	(651)
	$12,841	$8,672	$17,832	$16,912

	September 30, 2019	March 31, 2019
Property, plant and equipment, net:
United States and Latin America	$40,260	$40,691
Canada	30,465	30,045
Europe, Middle East and Africa	3,144	3,497
Asia-Pacific	711	722
	$74,580	$74,955
Total Assets:
United States and Latin America	$242,683	$230,149
Canada	293,879	298,233
Europe, Middle East and Africa	79,477	84,214
Asia-Pacific	39,651	43,166
	$655,690	$655,762

Capital expenditures by geographic area were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Capital Expenditures:
United States and Latin America	$827	$1,912	$1,988	$3,431
Canada	1,196	847	1,584	2,058
Europe, Middle East and Africa	(17)	26	151	144
Asia-Pacific	109	53	116	69
	$2,115	$2,838	$3,839	$5,702

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2019 and 2018 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2019 and 2018 as “Interim 2020” and “Interim 2019,” respectively, and the six month periods ended September 30, 2019 and 2018 as “YTD 2020” and “YTD 2019,”, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield (as defined below) project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE (as defined below), revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to operate successfully in foreign countries; (v) our ability to effectively integrate THS product lines into our existing sales and market channels; (vi) tax liabilities and changes to tax policy; (vii) our ability to protect data and thwart potential cyber attacks; (viii) our ability to bid and win new contracts; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) changes in relevant currency exchange rates; (xiii) a material disruption at any of our manufacturing facilities; (xiv) potential liability related to our products as well as the delivery of products and services; (xv) our dependence on subcontractors and third-party suppliers; (xvi) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs and the United Kingdom’s referendum vote; (xvii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xviii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xix) our ability to remediate the material weakness in our internal control over financial reporting; (xx) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xxi) our ability to protect our trade secrets and intellectual property; and (xxii) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2019 and in any subsequent Quarterly Reports on Form 10-Q that we may file with the SEC for information regarding the additional factors that have impacted or may impact our business and operations. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (including heating units, heating cables, tubing bundles and control systems) and services (including design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2020 and YTD 2019, approximately 57% and 64% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”) and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, THS offers a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as “Greenfield” projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as “MRO/UE”. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually as MRO/UE revenue, as we believe such revenues are typically derived from MRO/UE. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries that subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. THS has been excluded from the Greenfield and MRO/UE calculations as substantially all of THS's revenue would be classified as MRO/UE under these definitions.
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2019 was $102.3 million, as compared to $120.0 million at March 31, 2019. We estimate that our backlog as of September 30, 2019 was negatively impacted by foreign currency adjustments in the amount of $4.4 million. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

•
Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have acquired four companies that offer complementary products and services to our core thermal solution offerings: THS, Unitemp, TPS and IPI. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,*		Six Months Ended September 30,*
	2019	2018	2019	2018
Greenfield	47%	31%	47%	38%
MRO/UE	53%	69%	53%	62%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2020 and YTD 2019, MRO/UE sales (excluding THS) comprised approximately 53% and 62% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations (Three-month periods ended September 30, 2019 and 2018)
The following table sets forth our consolidated statements of operations for the three months ended September 30, 2019 and 2018 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2019	2018	$	%
Consolidated Statements of Operations Data:
Sales	$102,935	$90,154	$12,781	14%
Cost of sales	57,503	49,795	7,708	15%
Gross profit	$45,432	$40,359	$5,073	13%
Gross margin %	44.1%	44.8%
Operating expenses:
Marketing, general and administrative and engineering	$26,807	$25,106	$1,701	7%
Stock compensation expense	1,323	1,085	238	22%
Amortization of intangible assets	4,461	5,496	(1,035)	(19)%
Income from operations	$12,841	$8,672	$4,169	48%
Interest expense, net:
Interest income	65	48	17	35%
Interest expense	(3,377)	(3,569)	192	(5)%
Amortization of debt costs	(574)	(416)	(158)	38%
Interest expense, net	(3,886)	(3,937)	51	(1)%
Other income/(expense)	(172)	346	(518)	(150)%
Income before provision for income taxes	$8,783	$5,081	$3,702	73%
Income tax expense	1,862	1,756	106	6%
Net income	$6,921	$3,325	$3,596	108%
Income attributable to non-controlling interests (1)	9	98	(89)	(91)%
Net income available to Thermon Group Holdings, Inc.	$6,912	$3,227	$3,685	114%
(1) Represents income attributable to the 25% non-controlling equity interest in the TPS business that was retained by sellers in the TPS transaction. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5%. In addition, subsequent to August 1, 2019, income attributable to non-controlling equity interest represents 0%. (See Note 10, "Related Parties" to our unaudited condensed consolidated financial statements for additional information).
Three Months Ended September 30, 2019 (“Interim 2020”) Compared to the Three Months Ended September 30, 2018 (“Interim 2019”)
Revenues. Revenues for Interim 2020 were $102.9 million, compared to $90.2 million for Interim 2019, an increase of $12.8 million or 14%. Our sales mix (excluding THS) in Interim 2020 was 47% Greenfield and 53% MRO/UE, as compared to 31% Greenfield and 69% MRO/UE in Interim 2019. The volume of Greenfield revenues in Interim 2020 was substantially higher than Interim 2019 primarily due to increased project revenues in our US-LAM segment. Greenfield revenue is historically at or near 40% of our total revenue.
As compared to Interim 2019, Interim 2020 revenue grew in substantially all of our segments. The primary increase was from our US-LAM segment, which increased $11.2 million or 34%. Our US-LAM segment experienced sales growth in both Greenfield and MRO/UE with a return of both capital and maintenance spending by our customers. Revenues from Canada and THS were flat in Interim 2020 as compared to Interim 2019.

Our APAC segment revenue increased by $1.5 million or 14% in Interim 2020 as compared to Interim 2019, as a result of improved market conditions and increased demand for Greenfield projects in that region. Our EMEA segment revenue increased by $0.1 million or 1% or essentially unchanged.
Gross profit and margin. Gross profit totaled $45.4 million in Interim 2020, compared to $40.4 million in Interim 2019, an increase of $5.1 million or 13%. The increase is due to higher Interim 2019 sales. Gross margins were 44.1% and 44.8% in Interim 2020 and Interim 2019, respectively. The lower gross margin in Interim 2020 is attributable to increased Greenfield revenues. THS gross margins in Interim 2020 and Interim 2019 were slightly below the Company’s historical range of 45% to 50%.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $26.8 million in Interim 2020, compared to $25.1 million in Interim 2019, an increase of $1.7 million or 7%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 26% and 28% in Interim 2020 and Interim 2019, respectively. The increase in Interim 2020 marketing, general and administrative and engineering costs is attributable to general planned increases to address the growth of the business, as evidenced by 14% revenue growth in Interim 2020.
Stock compensation expense. Stock compensation expense was $1.3 million and $1.1 million in Interim 2020 and Interim 2019, respectively, an increase of $0.2 million attributable to growth of the business and in the number of senior executives.
Amortization of intangible assets. Amortization of intangible assets was $4.5 million in Interim 2020 and $5.5 million in Interim 2019, a decrease of $1.0 million attributable to certain intangible assets becoming fully amortized during fiscal 2019.
Interest expense, net. Interest expense, net, was $3.9 million in both the Interim 2020 and Interim 2019 periods.
Other income and expense. Other income and expense was an expense of $0.2 million in Interim 2020 and income of $0.3 million in Interim 2019, representing a decrease of $0.5 million in other income. Changes in other income and expense primarily relate to transactional foreign exchange gains or losses.
Income taxes.  Income tax expense was $1.9 million in Interim 2020 on pre-tax income of $8.8 million compared to income tax expense of $1.8 million in Interim 2019 on pre-tax income of $5.1 million, a decrease of $0.1 million in income tax expense in line with higher pre-tax income in Interim 2019. Our effective tax rate was 21.2% and 34.6% in Interim 2020 and Interim 2019, respectively. During Interim 2020, the Company recorded the impact of a prospective income tax rate reduction in the province of Alberta, Canada. The scheduled rate reduction of 4% through fiscal 2023 resulted in a net reduction of deferred tax liabilities of $0.8 million reported as a reduction to tax expense.
    Our global anticipated annual effective income tax rate before discrete events was 30.1% and 30.5% for Interim 2020 and Interim 2019, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $6.9 million in Interim 2020 as compared to $3.2 million in Interim 2019, an increase of $3.7 million. The increase in Interim 2020 net income is primarily due to a $5.1 million increase in gross profit offset in part by (i) an increase of $0.9 million in marketing, general and administrative and engineering expense inclusive of intangible amortization expense attributable to the growth of the business and (ii) a $0.5 million increase in other expense.

Results of Operations (Six-month periods ended September 30, 2019 and 2018)
The following table sets forth our consolidated statements of operations for the six months ended September 30, 2019 and 2018, respectively, and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2019	2018	$	%
Consolidated Statements of Operations Data:
Sales	$194,647	$179,056	$15,591	9%
Cost of sales	112,073	98,968	13,105	13%
Gross profit	$82,574	$80,088	$2,486	3%
Gross margin %	42.4%	44.7%
Operating expenses:
Marketing, general and administrative and engineering	$53,506	$49,814	$3,692	7%
Stock compensation expense	2,342	2,089	253	12%
Amortization of intangible assets	8,894	11,273	(2,379)	(21)%
Income from operations	$17,832	$16,912	$920	5%
Interest expense, net:
Interest income	116	123	(7)	(6)%
Interest expense	(6,851)	(6,854)	3	—%
Amortization of debt costs	(870)	(734)	(136)	19%
Interest expense, net	(7,605)	(7,465)	(140)	2%
Other income	61	228	(167)	(73)%
Income before provision for income taxes	$10,288	$9,675	$613	6%
Income tax expense	1,906	2,972	(1,066)	(36)%
Net income	$8,382	$6,703	$1,679	25%
Income (loss) attributable to non-controlling interests (1)	(1)	434	(435)	(100)%
Net income available to Thermon Group Holdings, Inc.	$8,383	$6,269	$2,114	34%
(1) Represents income attributable to the 25% non-controlling equity interest in the TPS business that was retained by sellers in the TPS transaction. Subsequent to July 20, 2018, income attributable to non-controlling equity interest represents 12.5%. In addition, subsequent to August 1, 2019, income attributable to non-controlling equity interest represents 0%. (See Note 10, "Related Parties" to our unaudited condensed consolidated financial statements for additional information).
Six Months Ended September 30, 2019 (“YTD 2020”) Compared to the Six Months Ended September 30, 2018 (“YTD 2019”)
Revenues. Revenues for YTD 2020 were $194.6 million, compared to $179.1 million for YTD 2019, an increase of $15.6 million or 9%. Our sales mix (excluding THS) in YTD 2020 was 47% Greenfield and 53% MRO/UE, as compared to 38% Greenfield and 62% MRO/UE in YTD 2019. Greenfield revenue is typically at or near 40% of our total revenue.
In YTD 2020, US-LAM reportable segment increased $20.0 million or 31% compared to YTD 2019. Also, in YTD 2020 our APAC segment increased $4.4 million or 23% compared to YTD 2019. These increases were primarily related to project deliveries from current and existing orders. In YTD 2020, our Canadian segment decreased $1.4 million or 2% compared to YTD 2019 primarily as a result of lower seasonal spending. Finally, in YTD 2020, our EMEA segment declined $7.3 million or 20% relative to a particularly strong YTD 2019 period due to a decline in order rates in connection with the overall weakening of market conditions within Europe.
Gross profit and margin. Gross profit totaled $82.6 million in YTD 2020, compared to $80.1 million in YTD 2019, an increase of $2.5 million. Gross margins were 42.4% and 44.7% in YTD 2020 and YTD 2019, respectively. The lower gross margin in YTD 2020 is attributable primarily to sales product mix. While gross margins within our various product lines remain stable, we had considerably higher sales of lower margin Greenfield sales in YTD 2020 which lowered our overall gross margins for the period.
Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $53.5 million in YTD 2020, compared to $49.8 million in YTD 2019, an increase of $3.7 million or 7%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 27% and 28% in YTD 2020 and YTD 2019, respectively. The increase in YTD 2020 marketing, general and administrative and engineering costs is attributable to general planned increases to address the growth of our business, as evidenced by the 9% revenue growth in YTD 2020.
Stock compensation expense. Stock compensation expense was $2.3 million and $2.1 million in YTD 2020 and YTD 2019, respectively, an increase of $0.2 million attributable to growth of the business and in the number of senior executives.
Amortization of intangible assets. Amortization of intangible assets was $8.9 million in YTD 2020 and $11.3 million in YTD 2019, a decrease of $2.4 million. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2019.
Interest expense. Interest expense, net, was $7.6 million in YTD 2020, compared to $7.5 million in YTD 2019, an increase of $0.1 million. The increase in interest expense is due to higher interest rates on our variable rate long-term debt (see Note 9, "Long-Term Debt", to our unaudited condensed consolidated financial statements for additional information on our long-term debt).
Other income and expense. Other income and expense was income of $0.1 million and income of $0.2 million in YTD 2020 and YTD 2019, respectively, a decrease in other income of $0.1 million. Changes in other income and expense primarily relate to transactional foreign exchange gains or losses.
Income taxes.  Income tax expense was $1.9 in YTD 2020 on pre-tax income of $10.3 million compared to an income tax expense of $3.0 million in YTD 2019 on pre-tax net income of $9.7 million, a decrease of $1.1 million. Our effective tax rate was 18.5% and 30.7% in YTD 2020 and YTD 2019, respectively. During YTD 2020, discrete tax adjustments reduced our tax expense by $1.2 million, thereby reducing our effective tax rate for the YTD 2020 period. During YTD 2020, the Company recorded the impact of a prospective income tax rate reduction in the province of Alberta, Canada. The scheduled rate reduction of 4% through fiscal 2023 resulted in a net reduction of deferred tax liabilities of $0.8 million reported as a reduction to tax expense. In addition, the Company released a reserve for an uncertain tax position that reduced income tax expense $0.4 million.
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
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $8.4 million in YTD 2020 as compared to $6.3 million in YTD 2019, an increase of $2.1 million. The increase in YTD 2020 net income is primarily due to (i) a $2.5 million increase in gross profit, (ii) a $2.4 million decrease in amortization of intangibles and (iii) a $1.1 million decrease in income tax expense, offset in part by (iv) a $3.7 million increase in marketing, general and administrative and engineering expense attributable to the growth of the business and (v) a decrease in minority interest income of $0.4 million.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of September 30, 2019 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$195,250	$2,500	$5,000	$5,000	$182,750
Interest payments on variable rate term loan(2)	47,043	9,533	18,645	18,180	685
Borrowings under revolving credit facility(3)	9,439	9,439	—	—	—
Operating lease obligations(4)	18,179	3,538	5,675	3,291	5,675
Information technology services agreements(5)	1,307	1,136	132	39	—
Total	$271,218	$26,146	$29,452	$26,510	$189,110
__________________________________
(1) Consists of quarterly scheduled principal payments under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $182.8 million due at maturity in October 2024. Please see Note 9, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.
(2) Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of September 30, 2019.
(3) Consists of borrowings under our revolving line of credit facility. As of September 30, 2019, the interest rate on outstanding borrowings was 4.55%.
(4) We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(5) Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
The Company has no outstanding legal matters outside of matters arising in the ordinary course of business.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At September 30, 2019, we had in place standby letters of credit, bank guarantees and performance bonds totaling $16.5 million to support our various customer contracts. Our Indian subsidiary also has $5.1 million in customs bonds outstanding to secure the Company's customs duties obligations in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At September 30, 2019, we had $39.0 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $14.7 million, or 38%, of these amounts were held in domestic accounts with various institutions and approximately $24.3 million, or 62%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At September 30, 2019, we had outstanding borrowings under our revolving credit facility of $9.4 million and $46.8 million of available capacity thereunder, after taking into account the borrowing base, outstanding borrowings and $3.8 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of September 30, 2019, we had $195.3 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $182.8 million due at maturity of the term loan in October 2024. During the six months ended September 30, 2019, we made an optional debt prepayment of principal on the term loan B facility of $10.0 million. From time to time, we may choose to make unscheduled and additional prepayments of principal on the term loan B based on available cash flows.
Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the Company under the revolving credit facility are guaranteed by the Company and the US Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the "Canadian Borrower") under the revolving credit facility are guaranteed by the Company, Thermon Holding Corp. (the "US Borrower"), the US Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 5.0:1.0 for December 31, 2018 through September 30, 2019; 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of September 30, 2019, we were in compliance with all financial covenants of the credit facility.
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

For the remainder of fiscal year 2020, we estimate we will invest approximately $6.0 million in property, plant and equipment for our thermal solutions business and will continue to make investments in TPS's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our enterprise resource planning software (or ERP) upgrade. During YTD 2020, we invested $1.4 million in TPS for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.
Net cash provided by operating activities totaled $30.1 million and $2.1 million in YTD 2020 and YTD 2019, respectively, an increase in net cash provided by operating activities of $28.0 million. The increase was primarily attributable to a $29.2 million decrease in cash used by working capital accounts, an increase of $1.7 million in net income and partially offset by a $3.0 million decrease in non-cash reconciling items.
Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a source of cash of $10.0 million and a use of cash of $13.6 million in YTD 2020 and YTD 2019 respectively, an increase in the source of cash of $23.6 million in YTD 2020. During YTD 2020 and YTD 2019, accounts receivable decreased due to the seasonality of the business and the timing of the conversion of contract assets to accounts receivable, representing a source of cash of $6.3 million and $9.5 million, respectively. Contract assets were a source of cash of $9.1 million and a use of cash of $6.3 million in YTD 2020 and YTD 2019, respectively, which is primarily attributed to timing of billings on our projects. In YTD 2020 and YTD 2019, our inventory balance decreased due to planned consumption of inventory levels, representing a source of cash of $1.0 million and $11.9 million, respectively.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $2.5 million and $4.7 million in YTD 2020 and YTD 2019, respectively, a decrease in the use of cash of $2.2 million. The decrease in the use of cash in YTD 2020 is primarily due to the timing of vendor payments and annual incentive payments. Changes in our income taxes payable and receivable balances represented a use of cash of $0.8 million in YTD 2020 and a use of cash of $4.3 million in YTD 2019.
Net cash used in investing activities totaled $3.7 million and $4.2 million for YTD 2020 and YTD 2019, respectively, a comparative decrease in the use of cash for investing activities of $0.5 million. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business.
Net cash used in financing activities totaled $18.5 million and $1.9 million in YTD 2020 and YTD 2019, respectively, a comparative increase in the use of cash from financing activities of $16.6 million. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and optional principal reduction payments.
Off-Balance Sheet Arrangements
As of September 30, 2019, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 57% of our YTD 2020 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2020, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.5 million for YTD 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.6 million for YTD 2020. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of approximately $0.1 million for YTD 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.2 million for YTD 2020.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were a gain of $0.1 million and a gain of $0.3 million in YTD 2020 and YTD 2019, respectively.
As of September 30, 2019, we had approximately $6.8 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. We estimate that our sales were negatively impacted by $3.5 million in YTD 2020 when compared to foreign exchange translation rates that were in effect in YTD 2019. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2020, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were a loss of $0.4 million in YTD 2020 and a loss of $5.1 million in YTD 2019, respectively, representing a comparative decrease in foreign currency translation losses of $4.7 million. The comparative decrease in YTD 2020 foreign currency translation losses is primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).

Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $66.2 million with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. As of September 30, 2019, we had $195.3 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. The interest rate for borrowings under our term loan B credit facility was 5.85% as of September 30, 2019. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.9 million increase or decrease in our annual interest expense. As of September 30, 2019, we had $9.4 million of outstanding principal under our revolving credit facility for the Canadian revolving credit line and no outstanding principal under our revolving credit facility for the U.S. revolving credit line. As of September 30, 2019, the interest rate on outstanding borrowings was 4.55% for our Canadian revolving credit line. Based on the outstanding borrowings, a 1% change in the interest rate would results in a $0.1 million increase or decrease in our annual interest expense. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
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

•
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

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

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 5, 2019	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)