Form 10-Q
period 2019-12-31
Thermon Group Holdings, Inc.
filed 2020-02-06
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 5, 2020, the registrant had 32,884,824 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2019

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,054	$31,402
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $987 as of December 31, 2019 and March 31, 2019, respectively	97,011	105,323
Inventories, net	63,789	64,890
Contract assets	16,644	26,454
Prepaid expenses and other current assets	10,731	7,320
Income tax receivable	1,167	4,389
Total current assets	226,396	239,778
Property, plant and equipment, net of depreciation and amortization of $45,253 and $38,414 as of December 31, 2019 and March 31, 2019, respectively	74,205	74,955
Goodwill	208,293	204,995
Intangible assets, net	115,409	126,596
Operating lease right-of-use assets	14,181	—
Deferred income taxes	3,113	3,829
Other long term assets	5,120	5,609
Total assets	$646,717	$655,762
Liabilities
Current liabilities:
Accounts payable	$23,259	$22,705
Accrued liabilities	21,387	27,848
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	3,080	11,225
Contract liabilities	5,418	6,814
Lease liabilities	2,465	235
Income taxes payable	2,382	1,961
Total current liabilities	60,491	73,288
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $4,743 and $6,271 as of December 31, 2019 and March 31, 2019, respectively	171,382	197,729
Deferred income taxes	24,074	28,139
Non-current lease liabilities	13,638	386
Other non-current liabilities	8,088	7,271
Total liabilities	277,673	306,813
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,877,119 and 32,624,200 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	226,375	223,040
Accumulated other comprehensive loss	(42,891)	(48,949)
Retained earnings	185,527	170,621
Total Thermon Group Holdings, Inc. shareholders' equity	369,044	344,745
Non-controlling interests	—	4,204
Total equity	369,044	348,949
Total liabilities and equity	$646,717	$655,762
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018

Sales	$100,468	$119,356	$295,115	$298,412
Cost of sales	56,988	68,473	169,061	167,441
Gross profit	43,480	50,883	126,054	130,971
Operating expenses:
Marketing, general and administrative and engineering	26,554	28,109	82,402	80,012
Amortization of intangible assets	4,460	4,887	13,354	16,160
Income from operations	12,466	17,887	30,298	34,799
Other income/(expenses):
Interest income	57	24	173	147
Interest expense	(3,595)	(3,885)	(11,316)	(11,473)
Other income/(expenses)	(62)	(155)	(1)	73
Income before provision for income taxes	8,866	13,871	19,154	23,546
Income tax expense	2,344	4,154	4,250	7,126
Net income	$6,522	$9,717	$14,904	$16,420
Income (loss) attributable to non-controlling interests	—	(2)	(2)	432
Net income available to Thermon Group Holdings, Inc.	$6,522	$9,719	$14,906	$15,988
Comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$6,522	$9,719	$14,906	$15,988
Foreign currency translation adjustment	6,099	(10,077)	5,721	(15,138)
Other	—	—	337	—
Comprehensive income (loss)	$12,621	$(358)	$20,964	$850
Net Income per common share:
Basic	$0.20	$0.30	$0.46	$0.49
Diluted	0.20	0.29	0.45	0.48
Weighted-average shares used in computing net income per common share:
Basic	32,785,753	32,595,259	32,716,317	32,556,157
Diluted	33,258,937	33,116,481	33,124,580	33,000,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	5,417	—	62	—	—	—	62
Issuance of common stock as deferred compensation to employees	39,139	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,621	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	3,654	—	—	—	—	—	—
Stock compensation expense	—	—	1,019	—	—	—	1,019
Repurchase of employee stock units on vesting	—	—	(784)	—	—	—	(784)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,471	—	—	1,471
Foreign currency translation adjustment	—	—	—	—	—	4,435	4,435
Remeasurement of non-controlling interest	—	—	(315)	—	315	—	—
Income attributable to non-controlling interests (loss)	—	—	—	—	(10)	—	(10)
Balances at June 30, 2019	32,705,031	$33	$223,022	$172,092	$4,509	$(44,514)	$355,142
Issuance of common stock as deferred compensation to employees	16,262	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	14,757	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	6,389	—	—	—	—	—	—
Stock compensation expense	—	—	1,323	—	—	—	1,323
Repurchase of employee stock units on vesting	—	—	(95)	—	—	—	(95)
Net income available to Thermon Group Holdings, Inc.	—	—	—	6,913	—	—	6,913
Foreign currency translation adjustment	—	—	—	—	—	(4,813)	(4,813)
Purchase of shares from non-controlling interests	—	—	—	—	(4,508)	—	(4,508)
Remeasurement of non-controlling interest	—	—	10	—	(10)	—	—
Income attributable to non-controlling interests	—	—	—	—	9	—	9
Other	—	—	—	—	—	337	337
Balances at September 30, 2019	32,742,439	$33	$224,260	$179,005	$—	$(48,990)	$354,308
Issuance of common stock in exercise of stock options	101,455	—	798	—	—	—	798
Issuance of common stock as deferred compensation to employees	23,748	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	9,477	—	—	—	—	—	—
Stock compensation expense	—	—	1,328	—	—	—	1,328
Repurchase of employee stock units on vesting	—	—	(11)	—	—	—	(11)
Net income available to Thermon Group Holdings, Inc.	—	—	—	6,522	—	—	6,522
Foreign currency translation adjustment	—	—	—	—	—	6,099	6,099
Balances at December 31, 2019	32,877,119	$33	$226,375	$185,527	$—	$(42,891)	$369,044

The accompanying notes are an integral part of these consolidated financial statements

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2018	32,492,339	$32	$222,622	$148,812	$5,928	$(36,541)	$340,853
Issuance of common stock in exercise of stock options	5,928	1	81	—	—	—	82
Issuance of common stock as deferred compensation to employees	23,307	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	20,876	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,212	—	—	—	—	—	—
Stock compensation expense	—		1,004	—	—	—	1,004
Repurchase of employee stock units on vesting	—	—	(398)	—	—	—	(398)
Net income available to Thermon Group Holdings, Inc.	—	—	—	3,042	—	—	3,042
Foreign currency translation adjustment	—	—	—	—	—	(8,264)	(8,264)
Income attributable to non-controlling interests	—	—	—	—	336	—	336
Balances at June 30, 2018	32,547,662	$33	$223,309	$151,854	$6,264	$(44,805)	$336,655
Issuance of common stock in exercise of stock options	—	—	153	—	—	—	153
Issuance of common stock as deferred compensation to employees	38,507	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,240	—	—	—	—	—	—
Stock compensation expense	—	—	1,085	—	—	—	1,085
Repurchase of employee stock units on vesting	—	—	(161)	—	—	—	(161)
Net income available to Thermon Group Holdings, Inc.	—	—	—	3,227	—	—	3,227
Foreign currency translation adjustment	—	—	—	—	—	1,748	1,748
Purchase of shares from non-controlling interests	—	—	(3,612)	—	(3,508)	1,455	(5,665)
Remeasurement of non-controlling interest	—	—	(3,083)	—	3,083	—	—
Income attributable to non-controlling interests	—	—	—	—	98	—	98
Balances at September 30, 2018	32,591,409	$33	$217,691	$155,081	$5,937	$(41,602)	$337,140
Issuance of common stock in exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	1,464	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	4,516	—	—	—	—	—	—
Stock compensation expense	—	—	1,041	—	—	—	1,041
Repurchase of employee stock units on vesting	—	—	(13)	—	—	—	(13)
Net income available to Thermon Group Holdings, Inc.	—	—	—	9,719	—	—	9,719
Remeasurement of non-controlling interest	—	—	885	—	(885)		—
Foreign currency translation adjustment	—	—	—	—	—	(10,077)	(10,077)
Income attributable to non-controlling interests	—	—	—	—	(2)	—	(2)
Balances at December 31, 2018	32,597,389	$33	$219,604	$164,800	$5,050	$(51,679)	$337,808

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Operating activities
Net income	$14,904	$16,420
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,079	23,026
Amortization of deferred debt issuance costs	1,574	1,047
Amortization of inventory step-up	—	171
Stock compensation expense	3,670	3,130
Deferred income taxes	(3,416)	(1,411)
Net, release of reserve for uncertain tax positions	(421)	—
Long term cross currency swap	1,897	(5,564)
Remeasurement loss/(gain) on intercompany balances	(2,264)	6,075
Changes in operating assets and liabilities:
Accounts receivable	9,747	(10,326)
Inventories	1,957	(8,314)
Contract assets	8,167	(7,354)
Other current and non-current assets	(4,422)	(6,329)
Accounts payable	503	2,995
Accrued liabilities and non-current liabilities	(4,441)	(941)
Income taxes payable and receivable	3,821	(2,779)
Net cash provided by operating activities	52,355	9,846
Investing activities
Purchases of property, plant and equipment	(6,701)	(8,808)
Sale of rental equipment	371	678
Proceeds from sale of property, plant and equipment	242	23
Proceeds from the sale of investments	—	955
Net cash used in investing activities	(6,088)	(7,152)
Financing activities
Proceeds from revolving credit facility	10,000	22,009
Payments on long term debt and revolving credit facility	(46,279)	(20,307)
Purchase of shares from non-controlling interests	(4,508)	(5,665)
Proceeds from exercise of stock options	860	233
Repurchase of employee stock units on vesting	(890)	(572)
Payments on finance leases	(106)	(170)
Net cash used in financing activities	(40,923)	(4,472)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	503	(1,923)
Change in cash, cash equivalents and restricted cash	5,847	(3,701)
Cash, cash equivalents and restricted cash at beginning of period	33,841	36,327
Cash, cash equivalents and restricted cash at end of period	$39,688	$32,626

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2019 and March 31, 2019, and the results of our operations for the three and nine months ended December 31, 2019 and 2018.
Use of Estimates
Generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2019, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2020.
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

	December 31,
	2019	2018
Cash and cash equivalents	$37,054	$30,190
Restricted cash included in prepaid expenses and other current assets	2,123	1,916
Restricted cash included in other long term assets	511	520
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$39,688	$32,626

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2019 and March 31, 2019, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value is as follows:

	December 31, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$178,625	$178,625	$206,500	$206,500	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$3,080	$3,080	$11,225	$11,225	Level 2 - Market Approach

At December 31, 2019 and March 31, 2019, the fair value of our variable rate term loan and revolving line of credit approximates its carrying value as we pay interest based on the current market rate. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
The Company has entered into a long-term cross currency swap to hedge the currency rate fluctuations related to a $66,248 intercompany receivable at December 31, 2019 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815. At December 31, 2019, we recorded $1,895 of unrealized mark-to-market loss on the cross-currency swap which is reported as "Other income and expense", in the condensed consolidated statement operations and comprehensive income. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge liabilities in the amount of $116 were included in "Other non-current liabilities" in the condensed consolidated balance sheet at December 31, 2019 and hedge assets in the amount of $1,768 were included in "Other long-term assets" in the condensed consolidated balance sheet as of March 31, 2019. For the nine months ended December 31, 2019, the loss on the long-term cross currency swap derivative contract was offset by unrealized gain on the intercompany note of $1,974 for a net gain of $78.
Deferred Compensation Plan
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheet at December 31, 2019 and March 31, 2019 were $3,530 and $1,557, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $3,577 and $1,520 included in “Other long-term liabilities” in the condensed consolidated balance sheet at December 31, 2019 and March 31, 2019, respectively. Deferred compensation expense (income) included in marketing, general and administrative and engineering were ($228) and $(210) for the three months ended December 31, 2019 and 2018, respectively, and $139 and $(164) for the nine months ended December 31, 2019 and 2018, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our condensed consolidated statements of comprehensive income. Our unrealized gains and losses on investments were gains of $21 and losses of $229 for the three months ended December 31, 2019 and 2018, respectively, and gains of $116 and losses of $197 for the nine months ended December 31, 2019 and 2018, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2019 and March 31, 2019, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2019	March 31, 2019
Russian Ruble	$1,123	$—
Euro	1,000	—
Canadian Dollar	750	1,500
South Korean Won	3,000	2,000
Mexican Peso	1,000	—
Australian Dollar	700	900
Great Britain Pound	750	3,000
Total notional amounts	$8,323	$7,400

The following table represents the fair value of our foreign currency forward contracts:

	December 31, 2019		March 31, 2019
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$58	$21	$8	$53

Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were gains of $132 and losses of $281 in the three months ended December 31, 2019 and 2018, respectively, and losses of $109 and $306 for the nine months ended December 31, 2019 and 2018, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended December 31, 2019 and 2018, our net foreign currency transactions were a loss of $206 and gain of $89, respectively, and a loss of $84 and a gain of $352 for the nine months ended December 31, 2019 and 2018, respectively.

3. Leases
In February 2016, the FASB issued ASC Topic 842, which amends the accounting guidance on leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases as determined pursuant to ASC Topic 842, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, as well as certain practical expedients related to land easements and lessor accounting.
The Company adopted ASC Topic 842 and its amendments and applied the transition provisions as of April 1, 2019. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. The Company did not elect the package of practical expedients permitted under the transition guidance, which allows companies to carryforward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. Lease expense related to manufacturing facilities is included in overhead absorption rates and allocated to cost of sales. The Company elected the practical expedient to combine lease and non-lease components for all asset classes.

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

We lease temporary power products produced by our Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”) division to our customers on a short-term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. As such, lease revenues for temporary power products recognized under ASC Topic 842 in the interim period did not materially differ from leases that would have been recorded under ASC Topic 840.
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Many of our Europe, Middle East and Africa (“EMEA”) operations and Asia-Pacific operations borrow funds from the debt facilities maintained by our U.S. operating subsidiary and establish intercompany balances to account for these loans. This practice is due to the more preferential rates available to our U.S. operating subsidiary and/or the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases that commenced during the nine months ended December 31, 2019, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term
Operating	6.5
Finance	3.0

Weighted average discount rate
Operating	4.68%
Finance	7.52%

Supplemental balance sheet information related to leases was as follows:

Assets	Classification	December 31, 2019
Operating	Operating lease right-of-use assets	$14,181
Finance	Property, plant and equipment	494
Total right-of-use assets		$14,675

Liabilities
Current
Operating	Lease liabilities	$2,232
Finance	Lease liabilities	233
Non-current
Operating	Non-current lease liabilities	13,345
Finance	Non-current lease liabilities	293
Total lease liabilities		$16,103

Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease expense	Marketing, general and administrative and engineering	$860	$2,627

Finance lease expense:
Amortization of ROU assets	Marketing, general and administrative and engineering	63	189
Interest expense on finance lease liabilities	Interest expense	12	38

Short-term lease expense	Marketing, general and administrative and engineering	225	940
Net lease expense		$1,160	$3,794
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Nine Months Ended December 31, 2019
Operating cash used for operating leases	$2,083
Operating cash flows used for finance leases	43
Financing cash flows used for finance leases	189

Future lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending December 31,
2020	$3,277	$264
2021	3,265	138
2022	2,970	90
2023	2,075	69
2024	1,422	30
Thereafter	5,439	—
Total lease payments	$18,448	$591
Less imputed interest	(2,871)	(65)
Total lease liability	$15,577	$526

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
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and nine months ended December 31, 2019 and 2018, respectively, are as follows:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$6,522	$9,719	$14,906	$15,988
Weighted-average common shares outstanding	32,785,753	32,595,259	32,716,317	32,556,157
Basic net income per common share	$0.20	$0.30	$0.46	$0.49

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$6,522	$9,719	$14,906	$15,988
Weighted-average common shares outstanding	32,785,753	32,595,259	32,716,317	32,556,157
Common share equivalents:
Stock options	163,357	202,971	161,420	215,472
Restricted and performance stock units	309,827	318,251	246,843	228,697
Weighted average shares outstanding – dilutive	33,258,937	33,116,481	33,124,580	33,000,326
Diluted net income per common share	$0.20	$0.29	$0.45	$0.48

5. Inventories
Inventories consisted of the following:

	December 31, 2019	March 31, 2019
Raw materials	$35,111	$32,892
Work in process	5,024	5,696
Finished goods	25,602	28,501
	65,737	67,089
Valuation reserves	(1,948)	(2,199)
Inventories, net	$63,789	$64,890

6. Goodwill and Other Intangible Assets

Goodwill
The carrying amount of goodwill by operating segment as of December 31, 2019 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2019	$62,725	$114,382	$19,264	$8,624	$204,995
Foreign currency translation impact	—	3,302	(4)	—	3,298
Balance as of December 31, 2019	$62,725	$117,684	$19,260	$8,624	$208,293

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. No triggering events were identified during the nine month period ended December 31, 2019 which indicated the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2019	Accumulated Amortization	Net Carrying Amount at December 31, 2019	Gross Carrying Amount at March 31, 2019	Accumulated Amortization	Net Carrying Amount at March 31, 2019
Products	$64,141	$13,898	$50,243	$62,343	$8,832	$53,511
Trademarks	45,190	1,263	43,927	44,819	1,052	43,767
Developed technology	9,847	4,778	5,069	9,854	4,464	5,390
Customer relationships	109,320	93,598	15,722	110,802	87,319	23,483
Certifications	448	—	448	445	—	445
Other	—	—	—	5,742	5,742	—
Total	$228,946	$113,537	$115,409	$234,005	$107,409	$126,596

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2019	March 31, 2019
Accrued employee compensation and related expenses	$8,509	$18,109
Accrued interest	835	1,172
Customer prepayment	588	783
Warranty reserve	500	365
Professional fees	2,470	2,326
Sales tax payable	4,722	2,185
Other	3,763	2,908
Total accrued current liabilities	$21,387	$27,848

8. Short-Term Revolving Credit Facilities
Under the Company’s senior secured revolving credit facility described below in Note 9, “Long-Term Debt,” the Company had $3,080 and $11,225 in outstanding borrowings as of December 31, 2019 and March 31, 2019, respectively.
9. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2019	March 31, 2019
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $4,743 and $6,271 as of December 31, 2019 and March 31, 2019, respectively	$173,882	$200,229
Less current portion	(2,500)	(2,500)
Total long-term debt	$171,382	$197,729

Senior Secured Credit Facility
On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), which provides for a $250,000 seven-year term loan B facility (the “term loan B facility”) made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower (the “revolving credit facility” and together with the term loan B facility, the “credit facility”). The proceeds of the term loan B facility were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the THS acquisition and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS acquisition and the credit facility.
Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B facility at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided, that since the completion of the fiscal quarter ended March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan B facility began amortizing in equal quarterly installments of 0.25% of the $250,000 term loan B facility, with the payment of the balance at maturity. The US Borrower may voluntarily prepay the principal of the term loan B facility without penalty or premium (subject to breakage fees) at any time in whole or in part. The US Borrower is required to repay the term loan B facility with certain asset sale and insurance proceeds, certain debt proceeds and, commencing with the fiscal year ended March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0, and reducing to 0% if the Company’s leverage ratio is less than 3.5 to 1.0). As of December 31, 2019, the Company's leverage ratio was less than 3.5 to 1.0. The Company is required to make quarterly principal payments of the term B loan facility of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan B facility on October 30, 2024.
Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
At December 31, 2019, we had $3,080 outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit and no outstanding borrowings for the US Borrower line of credit. The interest rate on outstanding revolving credit facility borrowings under our Canadian Borrower line of credit on December 31, 2019 was 4.67%. As of December 31, 2019, we had $52,758 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above).
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of December 31, 2019, we were in compliance with all financial covenants of the credit facility.

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

10. Related Party Transactions

In connection with the TPS transaction, one of the former TPS principals (the "Minority Shareholder") retained 25% of the ownership of the entities holding the TPS business unit. During the fiscal year ended March 31, 2017, this individual, together with the two other former principals of TPS, were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the TPS transaction.

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

11. Commitments and Contingencies
At December 31, 2019, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled approximately $17,277. Of this amount, $2,634 is secured by cash deposits at the Company’s financial institutions and an additional $4,162 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $5,093 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income. As of December 31, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.

In addition to the legal proceedings described above, in January 2020, the Company received service of process in a class action application in the Province of Quebec, Canada related to certain heating elements previously manufactured by THS and incorporated into portable construction heaters sold by certain manufacturers. The Company believes this claim is without merit and intends to vigorously defend itself against the claim. The Company continues to evaluate the facts and circumstances of this claim; however, due to the current uncertainty of the basis for the claim, the Company is unable to establish an amount of an accrual for this claim at this time.

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
At December 31, 2019, there were 200,107 options outstanding. Stock compensation expense for the three months ended December 31, 2019 and 2018, was $1,328 and $1,041, respectively, and $3,670 and $3,130 for the nine months ended December 31, 2019 and 2018, respectively.
During the nine months ended December 31, 2019, 119,509 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,641. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the applicable grant dates for the restricted stock units, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a 12 month period of approximately $759. The number of shares issued each period is subject to the fair market value of the stock price at the time of the award. During the three and nine months ended December 31, 2019, 8,560, and 19,520 fully vested common shares were granted in the aggregate to our directors, respectively, of which 9,477 and 19,520 common shares were issued to our directors during the three and nine months ended December 31, 2019, respectively. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $190 and $470 for the three and nine months ended December 31, 2019, respectively. The fair value of the awards is expensed on each grant date.

During the nine months ended December 31, 2019, a target amount of 30,075 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $915. The performance indicator for these performance stock units is based on the market performance of our stock price, from the date of grant through March 31, 2022, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2022. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 60,150 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the nine months ended December 31, 2019, a target amount of 62,319 performance stock units based on the Company's Adjusted EBITDA performance over a three-year period ending March 31, 2022. The total grant date fair value, as determined by the closing price of our common stock on the date of the grant, was $1,370. At each reporting period, we will estimate how many awards senior management may achieve and adjust our stock compensation expense accordingly. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 124,638 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

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
Description of product and service offerings and revenue recognition policies
We principally provide (i) a suite of products (heating units, heating cables, tubing bundles and control systems) and (ii) services including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with sales of our products are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee turnkey solutions consisting of products and services under which the related performance obligations are satisfied over time.
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
Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 59.8% and 59.1% of our revenue for the three and nine months ended December 31, 2019, respectively, and 61.6% and 63.5% for the three and nine months ended December 31, 2018, respectively.

Our revenues that are recognized over time include; (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 40.2% and 40.9% of our revenue for the three and nine months ended December 31, 2019, respectively, and 38.4% and 36.5% for the three and nine months ended December 31, 2018, respectively.

For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.

Our turnkey projects (fixed fee projects) offer our customers a comprehensive solution for heat tracing from the initial planning stage through engineering/design, commissioning, manufacture, installation and final proof-of-performance and acceptance testing. Turnkey services also include project planning, product supply, system integration, commissioning and on-going maintenance. Turnkey solutions, containing multiple deliverables, are customer specific and do not have an alternative use and present an unconditional right to payment, and thus are treated as a single performance obligation with revenues recognized over time as work progresses.

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

At December 31, 2019, revenues associated with our open performance obligations totaled $102,527, representing our combined backlog and deferred revenue. Within this amount, approximately $14,480 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

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

As of December 31, 2019 and March 31, 2019, contract assets were $16,644 and $26,454, respectively. The $9,810 decrease in contract assets from March 31, 2019 to December 31, 2019 was attributable to the completion of certain large projects in the United States and Latin America resulting in contract assets being invoiced to the customer. There were no impairment losses recognized on our contract assets for the nine months ended December 31, 2019 and 2018. As of December 31, 2019 and March 31, 2019, contract liabilities were $5,418 and $6,814, respectively. The majority of contract liabilities at March 31, 2019 was recognized in revenue as of December 31, 2019.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$19,007	$19,830	$38,837	$21,736	$29,316	$51,052
Canada	28,928	5,600	34,528	29,237	4,229	33,466
Europe, Middle East and Africa	6,756	6,582	13,338	16,136	6,324	22,460
Asia-Pacific	5,432	8,333	13,765	6,473	5,905	12,378
Total revenues	$60,123	$40,345	$100,468	$73,582	$45,774	$119,356

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$56,145	$66,940	$123,085	$54,483	$60,851	$115,334
Canada	78,209	14,522	92,731	77,865	15,196	93,061
Europe, Middle East and Africa	24,621	17,744	42,365	35,768	23,059	58,827
Asia-Pacific	15,556	21,378	36,934	21,387	9,803	31,190
Total revenues	$174,531	$120,584	$295,115	$189,503	$108,909	$298,412

14. Income Taxes
Our effective income tax, after discrete tax events, was 26.4% and 29.9% for the three months ended December 31, 2019 and 2018, respectively, and 22.2% and 30.3% for the nine months ended December 31, 2019 and 2018, respectively. During the nine months ended December 31, 2019, the Company recorded the impact of a prospective income tax rate reduction in the province of Alberta, Canada. The scheduled rate reduction of 4% through fiscal 2023 resulted in a net reduction of deferred tax liabilities of $784 reported as a reduction to tax expense. Additionally, during the three months ended December 31, 2019, the Company recorded the impact of a prospective income tax rate reduction in the Netherlands. The scheduled rate reduction of 3% in fiscal 2021 resulted in a net reduction of deferred tax liabilities of $447 reported as a reduction to tax expense. Excluding the discrete items of the impact and the release of reserves for uncertain tax positions, the Company estimates that the effective tax rate will be 32.0% for the fiscal year ending March 31, 2020. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
As of December 31, 2019, we have established a long-term liability for uncertain tax positions in the amount of $716. During the nine months ended December 31, 2019, we released reserves for uncertain tax positions totaling $463. During the three and nine months ended December 31, 2019, the Company recognized accrued interest and penalties of $12 and $42 as income tax expense related to our current uncertain tax positions.

As of December 31, 2019, the tax years for the fiscal years ended March 31, 2014 through March 31, 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

15. Segment Information
We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp Close Corporation ("Unitemp"), Industrial Process Insulators, Inc. ("IPI") and TPS. THS (formerly known as CCI Thermal Technologies Inc.) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. TPS provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from TPS will comprise less than 10% of our total sales and operating income, TPS has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Sales to External Customers:
United States and Latin America	$38,837	$51,052	$123,085	$115,334
Canada	34,528	33,466	92,731	93,061
Europe, Middle East and Africa	13,338	22,460	42,365	58,827
Asia-Pacific	13,765	12,378	36,934	31,190
	$100,468	$119,356	$295,115	$298,412
Inter-Segment Sales:
United States and Latin America	$11,316	$12,807	$36,777	$38,614
Canada	1,101	1,613	3,230	3,829
Europe, Middle East and Africa	791	866	2,385	2,829
Asia-Pacific	167	204	612	701
	$13,375	$15,490	$43,004	$45,973
Depreciation Expense:
United States and Latin America	$1,566	$1,264	$4,661	$3,574
Canada	930	888	2,530	2,833
Europe, Middle East and Africa	138	114	402	331
Asia-Pacific	29	47	132	129
	$2,663	$2,313	$7,725	$6,867
Amortization Expense:
United States and Latin America	$1,438	$1,438	$4,314	$4,403
Canada	2,434	2,866	7,270	9,939
Europe, Middle East and Africa	322	317	972	1,020
Asia-Pacific	266	266	798	798
	$4,460	$4,887	$13,354	$16,160
Income from operations:
United States and Latin America	$2,944	$7,763	$9,280	$13,348
Canada	8,562	$5,998	17,339	13,693
Europe, Middle East and Africa	366	3,827	2,196	7,530
Asia-Pacific	2,280	1,729	6,377	4,398
Unallocated:
Stock compensation	(1,328)	$(1,041)	(3,670)	(3,130)
Public company costs	(358)	(389)	(1,224)	(1,040)
	$12,466	$17,887	$30,298	$34,799

	December 31, 2019	March 31, 2019
Property, plant and equipment, net:
United States and Latin America	$39,800	$40,691
Canada	30,165	30,045
Europe, Middle East and Africa	3,473	3,497
Asia-Pacific	767	722
	$74,205	$74,955
Total Assets:
United States and Latin America	$229,644	$230,149
Canada	296,015	298,233
Europe, Middle East and Africa	80,544	84,214
Asia-Pacific	40,514	43,166
	$646,717	$655,762

Capital expenditures by geographic area were as follows:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Capital Expenditures:
United States and Latin America	$2,122	$2,350	$4,110	$5,781
Canada	289	424	1,872	2,482
Europe, Middle East and Africa	375	273	527	417
Asia-Pacific	76	59	192	128
	$2,862	$3,106	$6,701	$8,808

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2019 and 2018 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2019 and 2018 as “Interim 2020” and “Interim 2019,” respectively, and the nine month periods ended December 31, 2019 and 2018 as “YTD 2020” and “YTD 2019,”, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility, or Greenfield (as defined below), project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or MRO/UE (as defined below), revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to deliver existing orders within our backlog; (iv) our ability to operate successfully in foreign countries; (v) our ability to effectively integrate THS product lines into our existing sales and marketing channels; (vi) tax liabilities and changes to tax policy; (vii) our ability to protect data and thwart potential cyber attacks; (viii) our ability to bid and win new contracts; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) changes in relevant currency exchange rates; (xiii) a material disruption at any of our manufacturing facilities; (xiv) potential liability related to our products as well as the delivery of products and services; (xv) our dependence on subcontractors and third-party suppliers; (xvi) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs and the United Kingdom’s exit from the European Union; (xvii) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xviii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (xix) our ability to remediate the material weakness in our internal control over financial reporting; (xx) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xxi) our ability to protect our trade secrets and intellectual property; and (xxii) the extent to which federal, state, local, and foreign governmental regulations of energy, chemical processing and power generation products and services limits or prohibits the operation of our business. See also Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2019 and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC for information regarding the additional factors that have impacted or may impact our business and operations. Any one or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 60 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (including heating units, heating cables, tubing bundles and control systems) and services (including design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2020 and YTD 2019, approximately 58% and 61% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”) and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2019 was $102.5 million, as compared to $120.0 million at March 31, 2019. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,*		Nine Months Ended December 31,*
	2019	2018	2019	2018
Greenfield	38%	45%	44%	41%
MRO/UE	62%	55%	56%	59%
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

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2020 and YTD 2019, MRO/UE sales (excluding THS) comprised approximately 56% and 59% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.

•
Seasonality of MRO/UE revenues. MRO/UE revenues for the legacy heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season. However, revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects.

Results of Operations (Three-month periods ended December 31, 2019 and 2018)
The following table sets forth our consolidated statements of operations for the three months ended December 31, 2019 and 2018 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2019	2018	$	%
Consolidated Statements of Operations Data:
Sales	$100,468	$119,356	$(18,888)	(16)%
Cost of sales	56,988	68,473	(11,485)	(17)%
Gross profit	$43,480	$50,883	$(7,403)	(15)%
Gross margin %	43.3%	42.6%
Operating expenses:
Marketing, general and administrative and engineering	$25,226	$27,068	$(1,842)	(7)%
Stock compensation expense	1,328	1,041	287	28%
Amortization of intangible assets	4,460	4,887	(427)	(9)%
Income from operations	$12,466	$17,887	$(5,421)	(30)%
Interest expense, net:
Interest income	57	24	33	138%
Interest expense	(2,891)	(3,572)	681	(19)%
Amortization of debt costs	(704)	(313)	(391)	125%
Interest expense, net	(3,538)	(3,861)	323	(8)%
Other expense	(62)	(155)	93	(60)%
Income before provision for income taxes	$8,866	$13,871	$(5,005)	(36)%
Income tax expense	2,344	4,154	(1,810)	(44)%
Net income	$6,522	$9,717	$(3,195)	(33)%
Loss attributable to non-controlling interests (1)	—	(2)	2	(100)%
Net income available to Thermon Group Holdings, Inc.	$6,522	$9,719	$(3,197)	(33)%
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
Three Months Ended December 31, 2019 (“Interim 2020”) Compared to the Three Months Ended December 31, 2018 (“Interim 2019”)
Revenues. Revenues for Interim 2020 were $100.5 million, compared to $119.4 million for Interim 2019, a decrease of $18.9 million or 16% due to a relatively strong comparative period in Interim 2019 whereby the Company achieved record revenues. Our sales mix (excluding THS) in Interim 2020 was 38% Greenfield and 62% MRO/UE, as compared to 45% Greenfield and 55% MRO/UE in Interim 2019. Greenfield revenue is historically at or near 40% of our total revenue.
As compared to Interim 2019, Interim 2020 revenue grew our APAC segment and declined in our US-LAM and EMEA segments. Our APAC segment revenue increased by $1.4 million or 11% in Interim 2020 as compared to Interim 2019, as a result of improved market conditions and increased demand for Greenfield projects in that region. Within our US-LAM and EMEA segments, revenues decreased $12.2 million or 24% and $9.1 million or 41%, respectively. Our US-LAM and EMEA segments experienced sales declines as a result of a higher than anticipated decrease in discretionary spending that adversely affected incoming order rates. Revenues from Canada and THS were flat in Interim 2020 as compared to Interim 2019.

Gross profit and margin. Gross profit totaled $43.5 million in Interim 2020, compared to $50.9 million in Interim 2019, a decrease of $7.4 million or 15%. The decrease is due to lower Interim 2020 sales. Gross margins were 43.3% and 42.6% in Interim 2020 and Interim 2019, respectively. The higher gross margin in Interim 2020 is attributable to an increased mix of higher margin MRO/UE sales.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $25.2 million in Interim 2020, compared to $27.1 million in Interim 2019, a decrease of $1.9 million or 7%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 25% and 23% in Interim 2020 and Interim 2019, respectively. The decrease in Interim 2020 marketing, general and administrative and engineering costs is attributable to a decline in the annual incentive plan expense.
Stock compensation expense. Stock compensation expense was $1.3 million and $1.0 million in Interim 2020 and Interim 2019, respectively, an increase of $0.3 million attributable to growth of the business and in the number of senior executives.
Amortization of intangible assets. Amortization of intangible assets was $4.5 million in Interim 2020 and $4.9 million in Interim 2019, a decrease of $0.4 million attributable to certain intangible assets becoming fully amortized during fiscal 2019.
Interest expense, net. Interest expense, net, was $3.5 million and $3.9 million in Interim 2020 and Interim 2019, respectively. The decrease in interest expense, net, is primarily attributable to principal prepayments on our term loan B credit facility during fiscal 2020.
Other income and expense. Other income and expense was an expense of $0.1 million and $0.2 million in Interim 2020 and Interim 2019, respectively, representing a decrease of $0.1 million in other expense. Changes in other income and expense primarily relate to transactional foreign exchange gains or losses.
Income taxes.  Income tax expense was $2.3 million in Interim 2020 on pre-tax income of $8.9 million compared to income tax expense of $4.2 million in Interim 2019 on pre-tax income of $13.9 million, a decrease of $1.9 million in income tax expense in line with higher pre-tax income in Interim 2019. Our effective tax rate was 26.4% and 29.9% in Interim 2020 and Interim 2019, respectively. During Interim 2020, the Company recorded the impact of a prospective income tax rate reduction in the Netherlands. The scheduled rate reduction of 3% in fiscal 2021 resulted in a net reduction of deferred tax liabilities of $0.5 million reported as a reduction to tax expense.
    Our global anticipated annual effective income tax rate before discrete events was 32.0% and 30.3% for Interim 2020 and Interim 2019, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $6.5 million in Interim 2020 as compared to $9.7 million in Interim 2019, a decrease of $3.2 million. The decrease in Interim 2020 net income is primarily due to a $7.4 million decrease in gross profit offset in part by (i) a decrease of $2.0 million in marketing, general and administrative and engineering expense (inclusive of stock compensation expense and intangible amortization expense) attributable to a decrease in annual incentive expense, (ii) a $1.8 million decrease in income tax expense and (iii) a $0.3 million decrease in interest expense, net.

Results of Operations (Nine-month periods ended December 31, 2019 and 2018)
The following table sets forth our consolidated statements of operations for the nine months ended December 31, 2019 and 2018, respectively, and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2019	2018	$	%
Consolidated Statements of Operations Data:
Sales	$295,115	$298,412	$(3,297)	(1)%
Cost of sales	169,061	167,441	1,620	1%
Gross profit	$126,054	$130,971	$(4,917)	(4)%
Gross margin %	42.7%	43.9%
Operating expenses:
Marketing, general and administrative and engineering	$78,732	$76,882	$1,850	2%
Stock compensation expense	3,670	3,130	540	17%
Amortization of intangible assets	13,354	16,160	(2,806)	(17)%
Income from operations	$30,298	$34,799	$(4,501)	(13)%
Interest expense, net:
Interest income	173	147	26	18%
Interest expense	(9,742)	(10,426)	684	(7)%
Amortization of debt costs	(1,574)	(1,047)	(527)	50%
Interest expense, net	(11,143)	(11,326)	183	(2)%
Other income (expense)	(1)	73	(74)	(101)%
Income before provision for income taxes	$19,154	$23,546	$(4,392)	(19)%
Income tax expense	4,250	7,126	(2,876)	(40)%
Net income	$14,904	$16,420	$(1,516)	(9)%
Income (loss) attributable to non-controlling interests (1)	(2)	432	(434)	(100)%
Net income available to Thermon Group Holdings, Inc.	$14,906	$15,988	$(1,082)	(7)%
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
Nine Months Ended December 31, 2019 (“YTD 2020”) Compared to the Nine Months Ended December 31, 2018 (“YTD 2019”)
Revenues. Revenues for YTD 2020 were $295.1 million, compared to $298.4 million for YTD 2019, a decrease of $3.3 million or 1%. Our sales mix (excluding THS) in YTD 2020 was 44% Greenfield and 56% MRO/UE, as compared to 41% Greenfield and 59% MRO/UE in YTD 2019. Greenfield revenue is typically at or near 40% of our total revenue.
In YTD 2020, US-LAM reportable segment increased $7.8 million or 7% compared to YTD 2019. Also, in YTD 2020 our APAC segment increased $5.7 million or 18% compared to YTD 2019. These increases were primarily related to large Greenfield project deliveries from current and existing orders. In YTD 2020, our Canadian segment decreased $0.3 million or 0% compared to YTD 2019 primarily as a result of lower seasonal spending. Finally, in YTD 2020, our EMEA segment declined $16.5 million or 28% relative to a particularly strong YTD 2019 period due to a decline in order rates in connection with the overall weakening of market conditions within Europe.
Gross profit and margin. Gross profit totaled $126.1 million in YTD 2020, compared to $131.0 million in YTD 2019, a decrease of $4.9 million. Gross margins were 42.7% and 43.9% in YTD 2020 and YTD 2019, respectively. The lower gross margin in YTD 2020 is attributable primarily to sales product mix. While gross margins within our various product lines remain stable, we had considerably higher sales of lower margin Greenfield sales in YTD 2020, which lowered our overall gross margins for the period.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $78.7 million in YTD 2020, compared to $76.9 million in YTD 2019, an increase of $1.8 million or 2%. As a percentage of total revenue, marketing, general and administrative and engineering costs represented 27% and 26% in YTD 2020 and YTD 2019, respectively. The increase in YTD 2020 marketing, general and administrative and engineering costs is attributable to general planned increases to address the growth of our business, offset in part by a decrease in the annual incentive plan expense.
Stock compensation expense. Stock compensation expense was $3.7 million and $3.1 million in YTD 2020 and YTD 2019, respectively, an increase of $0.6 million attributable to growth of the business and in the number of senior executives.
Amortization of intangible assets. Amortization of intangible assets was $13.4 million in YTD 2020 and $16.2 million in YTD 2019, a decrease of $2.8 million. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2019.
Interest expense. Interest expense, net, was $11.1 million in YTD 2020, compared to $11.3 million in YTD 2019, a decrease of $0.2 million. The decrease in interest expense is due to substantial principal prepayments during YTD 2020 on both the revolving credit facility and the term loan B credit facility. (see Note 9, "Long-Term Debt", to our unaudited condensed consolidated financial statements for additional information on our long-term debt).
Other income and expense. Other income and expense was income of $0.0 million and income of $0.1 million in YTD 2020 and YTD 2019, respectively, a decrease in other income of $0.1 million. Changes in other income and expense primarily relate to transactional foreign exchange gains or losses.
Income taxes.  Income tax expense was $4.3 million in YTD 2020 on pre-tax income of $19.2 million compared to an income tax expense of $7.1 million in YTD 2019 on pre-tax net income of $23.5 million, a decrease of $2.8 million. Our effective tax rate was 22.2% and 30.3% in YTD 2020 and YTD 2019, respectively. During YTD 2020, discrete tax adjustments reduced our tax expense by $1.9 million, thereby reducing our effective tax rate for the YTD 2020 period. During YTD 2020, the Company recorded the impact of prospective income tax rate reductions in the province of Alberta, Canada and the Netherlands. In Canada, the scheduled rate reduction of 4% through fiscal 2023 resulted in a net reduction of deferred tax liabilities of $0.8 million reported as a reduction to tax expense. In the Netherlands, the scheduled rate reduction of 3% in fiscal 2021 resulted in a net reduction of deferred tax liabilities of $0.5 million reported as a reduction to tax expense. In addition, the Company released a reserve for an uncertain tax position that reduced income tax expense $0.4 million.
Our anticipated annual effective income tax rate before discrete events was 32% in YTD 2020. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 14, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, for further detail on income taxes.
Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $14.9 million in YTD 2020 as compared to $16.0 million in YTD 2019, a decrease of $1.1 million. The decrease in YTD 2020 net income is primarily due to (i) a $4.9 million decrease in gross profit, (ii) a $2.4 million increase in marketing, general and administrative and engineering expense (inclusive of stock compensation expense) attributable to the growth of the business, offset in part by (iii) a $2.8 million decrease in amortization of intangibles, (iv) a $2.9 million decrease in income tax expense and (v) a decrease in minority interest income of $0.4 million.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$178,625	$2,500	$5,000	$171,125	$—
Interest payments on variable rate term loan(2)	40,847	8,716	17,014	15,117	—
Borrowings under revolving credit facility(3)	3,080	3,080	—	—	—
Operating lease obligations(4)	18,316	3,879	5,955	3,062	5,420
Information technology services agreements(5)	1,135	1,021	114	—	—
Total	$242,003	$19,196	$28,083	$189,304	$5,420
__________________________________
(1) Consists of quarterly scheduled principal payments under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $166.8 million due at maturity in October 2024. Please see Note 9, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.
(2) Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of December 31, 2019.
(3) Consists of borrowings under our revolving line of credit facility. As of December 31, 2019, the interest rate on outstanding borrowings was 4.67%.
(4) We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(5) Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2019, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
See Note 11 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.
To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. At December 31, 2019, we had in place standby letters of credit, bank guarantees and performance bonds totaling $17.3 million to support our various customer contracts. Our Indian subsidiary also has $5.1 million in customs bonds outstanding to secure the Company's customs duties obligations in India.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents.  At December 31, 2019, we had $37.1 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $5.0 million, or 14%, of these amounts were held in domestic accounts with various institutions and approximately $32.1 million, or 86%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At December 31, 2019, we had outstanding borrowings under our revolving credit facility of $3.1 million and $52.8 million of available capacity thereunder, after taking into account the borrowing base, outstanding borrowings and $4.2 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of December 31, 2019, we had $178.6 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $166.8 million due at maturity of the term loan in October 2024. During the nine months ended December 31, 2019, we made voluntary debt prepayments of principal on the term loan B facility of $26.0 million. From time to time, we may choose to make unscheduled and additional prepayments of principal on the term loan B based on available cash flows.
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of December 31, 2019, we were in compliance with all financial covenants of the credit facility.
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
Repatriation considerations. Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we have reevaluated our current indefinite assertions. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings, which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount.

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

For the remainder of fiscal year 2020, we estimate that we will invest approximately $2.0 million in property, plant and equipment for our thermal solutions business and will continue to make investments in TPS's rental equipment business (based on market demand). Key investments include the purchase of capital equipment used in our manufacturing facilities, land and building improvements, website development and continued investments in our enterprise resource planning software (or ERP) upgrade. During YTD 2020, we invested $1.6 million in TPS for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.
Net cash provided by operating activities totaled $52.4 million and $9.8 million in YTD 2020 and YTD 2019, respectively, an increase in net cash provided by operating activities of $42.6 million. The increase was primarily attributable to a $48.4 million increase in cash provided by working capital accounts partially offset by a decrease of $1.5 million in net income and a $4.4 million decrease in non-cash reconciling items.
Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a source of cash of $15.4 million and a use of cash of $32.3 million in YTD 2020 and YTD 2019 respectively, an increase in the source of cash of $47.7 million in YTD 2020. During YTD 2020, as compared to YTD 2019, accounts receivable decreased due to the seasonality of the business and the timing of the conversion of contract assets to accounts receivable, representing a source of cash of $9.7 million and a use of cash of $10.3 million, respectively. Contract assets represented a source of cash of $8.2 million and a use of cash of $7.4 million in YTD 2020 and YTD 2019, respectively, which is primarily attributed to timing of billings on our projects. In YTD 2020, our inventory balance decreased as compared to YTD 2019 due to planned consumption of inventory levels, representing a source of cash of $2.0 million for YTD 2020 and a use of cash of $8.3 million in YTD 2019.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $3.9 million and a source of cash of $2.1 million in YTD 2020 and YTD 2019, respectively, a decrease in the source of cash of $6.0 million. The decrease in the source of cash in YTD 2020 is primarily due to the timing of vendor payments and our annual incentive program accrual. Changes in our income taxes payable and receivable balances represented a source of cash of $3.8 million in YTD 2020 and a use of cash of $2.8 million in YTD 2019.
Net cash used in investing activities totaled $6.1 million and $7.2 million for YTD 2020 and YTD 2019, respectively, a comparative decrease in the use of cash for investing activities of $1.1 million. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business.
Net cash used in financing activities totaled $40.9 million and $4.5 million in YTD 2020 and YTD 2019, respectively, a comparative increase in the use of cash from financing activities of $36.4 million, which is primarily attributable to principal prepayments on our credit facilities during YTD 2020. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt.
Off-Balance Sheet Arrangements
As of December 31, 2019, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 58% of our YTD 2020 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen, South African Rand and Brazilian Real.
During YTD 2020, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $1.1 million for YTD 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $1.3 million for YTD 2020. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of approximately $0.1 million for YTD 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.2 million for YTD 2020.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were a loss of $0.1 million and a gain of $0.4 million in YTD 2020 and YTD 2019, respectively.
As of December 31, 2019, we had approximately $8.3 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. We estimate that our sales were negatively impacted by $3.8 million in YTD 2020 when compared to foreign exchange translation rates that were in effect in YTD 2019. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2020, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were a gain of $5.7 million in YTD 2020 and a loss of $15.1 million in YTD 2019, respectively, representing a comparative decrease in foreign currency translation losses of $20.8 million. The comparative increase in YTD 2020 foreign currency translation gains is primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).

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
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. As of December 31, 2019, we had $178.6 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. The interest rate for borrowings under our term loan B credit facility was 5.44% as of December 31, 2019. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.7 million increase or decrease in our annual interest expense. As of December 31, 2019, we had $3.1 million of outstanding principal under our revolving credit facility for the Canadian revolving credit line and no outstanding principal under our revolving credit facility for the U.S. revolving credit line. As of December 31, 2019, the interest rate on outstanding borrowings was 4.67% for our Canadian revolving credit line. Based on the outstanding borrowings under our Canadian revolving credit line, a 1% change in the interest rate would not result in a significant increase or decrease in our annual interest expense. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 1.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 12, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2019.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 6, 2020	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)