Form 10-K
period 2020-03-31
Thermon Group Holdings, Inc.
filed 2020-06-01
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2020

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

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2019 was $743,865,220 based on the closing price of $22.98 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 29, 2020, the registrant had 32,960,505 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2020

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to effectively integrate THS product lines into our existing sales and market channels; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to bid and win new contracts; (x) our ability to successfully develop and improve our products and successfully implement new technologies; (xi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xii) our revenue mix; (xiii) our ability to acquire smaller value added companies; (xiv) changes in relevant currency exchange rates; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) our ability to achieve our operational initiatives; (xxiv) potential liability related to our products as well as the delivery of products and services; (xxv) our ability to comply with foreign anti-corruption laws; (xxvi) export control regulations or sanctions; (xxvii) changes in U.S. and foreign government administrative policy; (xxviii) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxix) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs and the United Kingdom’s referendum vote; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxi) climate change and related regulation of greenhouse gases. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g. "fiscal 2020," "fiscal 2019" and "fiscal 2018" mean the Company's fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all of its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."

ITEM 1. BUSINESS

Business Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing, power generation, transportation, mining and other industrial markets. We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and sustained investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide.

Our heat tracing products provide an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. We offer both electric and steam heat tracing, as both are utilized to a significant extent in our end markets. Customers typically purchase our products when constructing a new facility, which we refer to as "Greenfield projects", or when performing maintenance, repair and operations on a facility's existing heat-traced pipes or upgrading or expanding a current facility, which we refer to collectively as "MRO/UE." A large processing facility may require our heat tracing for a majority of its pipes, with the largest facilities containing hundreds of thousands of feet of heat-tracing cable and thousands of control points. While our products represent a fraction of the total cost of a typical processing facility, they are critical to the safe and profitable operation of the facility. These facilities are complex, with numerous classified areas that are inherently hazardous - and where product safety concerns are paramount. We believe that our strong brand and established reputation for safety, reliability and customer service are critical contributors to our customers' purchasing decisions.

Our customers' need for MRO/UE solutions provides us with attractive recurring revenue streams. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. We typically begin to realize meaningful MRO/UE revenue from new Greenfield installations one to three years after completion of the project as customers begin to remove and replace our products during routine and preventative maintenance on in-line mechanical equipment, such as pipes and valves. As a result, our growth has been driven by new facility construction, as well as by servicing our continually growing base of solutions installed around the world, which we refer to as our installed base. Approximately 60% of our revenue for fiscal 2020, excluding CCI Thermal Technologies Inc., now Thermon Heating Systems ("THS"), was derived from such MRO/UE activities.

In April 2015, we expanded our product offerings beyond our legacy heat tracing products to include temporary electrical power distribution products through our acquisition of Sumac Fabrication Company Limited ("Sumac"). These temporary electrical power distribution products (branded as "Thermon Power Solutions") are sold in many of the same markets as our thermal solution offerings, which we believe provides an attractive complementary offering to our customers that engage in new facility construction as well as maintenance, turnaround and expansion activities.

Our newest industrial process heating offerings - made possible through the acquisition of THS in October 2017 - give us the ability to access a much broader footprint of a typical refining or heavy manufacturing facility where our legacy products have generally been required. With our full suite of heating products, we can now extend beyond the external heating of pipes offered by heat tracing. Our family of environmental heating products (branded as “Ruffneck” and “Catadyne”) range from electric or gas-powered space heating for personnel operating in harsh and hazardous environments to specific components in the same environments that need special protection. THS also offers a broad spectrum of capabilities in the process heating line.

Immersion, circulation, and other highly-engineered forms of process heating (branded as “Caloritech”) protects process fluids as they reside in tanks or vessels or in-transit through the plant. One can think of our legacy capabilities as heating “from the outside,” whereas our additional capabilities provide us the products to heat “from within.” THS holds an “N-stamp,” or Nuclear Component Certification, allowing us to serve the nuclear power sector with heating and filtration products. These highly specialized filters use advanced mediums and specialized metals to perform under extreme heat and pressure. These products are branded as “3L Filters.” Lastly, we provide a full-spectrum of heating products like our “Hellfire”, “ArcticSense” and some “Caloritech” offerings to the rail and transit industry. In both rolling stock and rail infrastructure, THS is a market leader in providing heat to rail cars, tracks, and switches throughout the world.

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

On April 1, 2015, we acquired a 75% controlling interest in the business previously operated by Sumac for approximately $11.0 million in cash and up to $5.9 million of potential additional contingent cash consideration, which was settled for $5.8 million in fiscal 2017. Sumac is based in Fort McMurray, Alberta, Canada and designs and manufactures temporary electrical power distribution equipment that is used in hazardous-location and general purpose areas within industrial facilities. During the fiscal year ended March 31, 2020, we acquired the remaining 25% non-controlling interest for $4.5 million and hold 100% of the equity interest of Sumac.

In October 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $262.4 million CAD (approximately $204.6 million USD at the exchange rate as of October 30, 2017) in cash. Such subsidiary and CCI Thermal Technologies Inc. amalgamated immediately after the closing of the acquisition to form Thermon Heating Systems, Inc., an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Oakville, Ontario, Canada. THS markets its products through several diverse brands known for high quality, safety and reliability, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. We have been able to leverage our existing global sales force to further expand the reach of THS's product offerings.

Industry Overview

We estimate that the market for industrial process heating design and parts was approximately $4.0 billion in annual revenue in 2019. The October 2017 acquisition of THS diversified Thermon's product and service mix to encompass the broader industrial process heating industry, which includes industrial heat tracing. We estimate that the industrial heat tracing market is composed of approximately 60% electric heat tracing and 40% steam heat tracing. While some environments welcome a conversion to electric heat tracing, a significant number of applications will remain protected by steam - due to both safety and the fact that many processes generate steam as a by-product, making it readily available. The industrial electric heat tracing industry is fragmented and consists of more than 30 companies that typically only serve discrete local markets with manufactured products and provide a limited service offering. The market for steam heat tracing solutions is equally as fragmented, but served by fewer companies, as the applications can be extremely high-temperature - requiring specific domain knowledge and manufacturing and installation techniques that are unique. Much like electric and steam heat tracing, the global process heating market is highly fragmented. Industrial process heating providers differentiate themselves through the quality and reputation of their products, the length and quality of their customer relationships and their ability to provide comprehensive solutions. Large multinational companies drive the majority of spending for the types of major industrial facilities that require process heating, and we believe that they prefer providers who have a global footprint and a comprehensive suite of products and services. We believe we are one of only a few companies that meet these criteria.

The major end markets that drive demand for process heating include oil & gas, chemical processing and power generation. We believe there are attractive long-term trends in each of these end markets.

·
Oil & Gas. Process heating is used to facilitate the processing, transportation and freeze protection of energy products in both upstream and downstream oil and gas applications. According to the International Energy Agency ("IEA"), natural gas supplies 22% of the energy used worldwide, makes up nearly a quarter of electricity generation and plays a crucial role as a feedstock for industry. The oil and gas end market accounted for approximately 38% of the total market for industrial process heating in 2019, or approximately $1.5 billion in revenue. Global oil prices have significantly declined in the last twelve months to the lowest levels on record due to the impact of both reduction in demand due to the COVID-19 pandemic as well as the current over-supply from oil producing regions. Customers have responded with reduced capital spending forecasts in the near term.

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

·
Power Generation. Process heating is required for high-temperature product maintenance, freeze protection and environmental regulation compliance in coal and gas facilities and for safety systems in nuclear facilities. An important driver of demand for process heating solutions for power generation is increasing demand for electricity worldwide. We estimate that the power generation end market accounted for approximately 7% of the total market for industrial process heating in 2019, or approximately $280 million in revenue. According to the IEA's World Energy Outlook 2019, electricity currently accounts for 19% of final energy consumption, a share that is expected to increase as demand growth for electricity outpaces all other fuels. According to the IEA's World Energy Outlook 2018's Stated New Policies Scenario, electricity will account for 24% of final energy consumption in 2040.

·
Transportation. Process heating is required to safely clear and heat rail switches, melt snow and ice from platforms, and provide comfort heating and defrosting in rolling stock. With over 1.1 million kilometers of operational railway in the world, it is still one of the most economical and safe solutions for passengers and products globally. According to an estimate by IEA, passenger and freight activity will more than double by 2050 given current trends. Of this growth, the commercial rail and transit sector represents the largest increase at approximately 8.9% through 2028. We estimate that our transportation industry end markets accounted for approximately 6% of the total market for industrial process heating in fiscal 2019, or approximately $240 million in revenue.

Segments

We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the industrial process heating industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired THS, Unitemp, IPI and Sumac. THS (formerly known as CCI Thermal Technologies Inc.) develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. Sumac provides temporary power products that differ from our core thermal solutions business. As operating results from Sumac comprise less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 18, "Segment Information" for financial data relating to our four reportable geographic segments.

Products, Services and Software

Our products include a wide range of electric heat tracing cables, steam tracing components, tubing bundles, instrument and control products, process heaters, environmental heaters and other complementary products and services, including:

•
self-regulating and power limiting heating cables made with proprietary materials technology, which automatically regulate heat output as pipe temperature changes as well as constant wattage heating cables;

•	mineral insulated, or "MI," cable, which is a high-performance heat tracing product made without polymers for the highest temperature applications and harsh environments;

•	long-line skin effect trace heating systems, which can heat lines in excess of 15 miles long from a single power point;

•	heat traced and insulated tubing bundles for environmental gas sampling systems;

•	heat transfer compounds and steam tubing for comprehensive steam tracing solutions;

•	tank heating and insulation systems;

•	control and monitoring systems custom builds for heat tracing applications leveraging the latest connected and secure software, firmware, and electronics technologies;

•	control and power distribution panel and skid assemblies;

•	project engineering and management services delivering optimized engineering drawing and specification packages for heat trace systems for complex industrial facilities;

•	design automation software that automates, optimizes and ensures accuracy in the generation of thousands of installed CAD drawings, bills-of-materials and specification typical of a large project;

•	construction and field services for the installation, operation and maintenance of heat trace systems;

•
products and services from the THS transaction, which include high efficiency explosion-proof gas catalytic heaters, convection heaters designed for rugged industrial applications, electric heaters engineered for industrial processes and environments, advanced gas and liquid filtration systems and highly efficient heat transfer systems for rail track and switch equipment; and

•
Thermon Power Solutions, which includes equipment for temporary electric power distribution and lighting products used in energy infrastructure construction projects and maintenance/turnaround projects.

Electric Heat Tracing

We provide and manufacture all services and components for the installation and operation of an electric heat tracing system, including heating cables, control and monitoring systems, panel and skid assemblies, project engineering and management services and construction and field services. We customize these products to fit the specific requirements of each client's facility. We offer various electric heating cables, including conductive polymer self-regulating heating cables, power limiting cables, constant wattage heating cables and MI high temperature heating cables.

Self-regulating heating cables- Our self-regulating heating cables are built with proprietary advance polymer compounds that leverage the latest material technology. They are flexible cut-to-length heading cables engineered to inherently increase or decrease heat output as pipe or vessel temperature changes. BSX™ self-regulating cables are designed to provide freeze protection or process temperature maintenance to metallic and non-metallic piping, vessels and equipment. HTSX™ self-regulating heating cable is suitable for heat tracing applications involving crude oil and most chemicals. USX™ offers ultra-high temperature self-regulating heat tracing cable that is both easy to install and provides industry leading performance and reliability.

Power-limiting and constant watt heating cables- Power limiting and constant watt heating cables are flexible parallel resistance cables used to heat piping in lengths longer than 500 feet. Such intermediate lengths of pipe are commonly found in pipe racks that connect process units within a plant. These heaters allow longer lengths between power supply points than self-regulating cables. HPT cables offer a power limiting feature along with larger power bus wires to allow delivery of an increased heat output over that found with self-regulating cables.

TEK™ HTEK™ and MIQ™ cables- The TEK™ and HTEK™ series resistance, constant watt heating cables are used where circuit lengths exceed the limitations of parallel resistance heating cables. By using series constant watt heating cables, a single power supply point can energize circuit lengths up to 12,000 feet. MIQ™ high performance mineral insulated heating cables made without polymers and are used for the highest temperature maintenance, temperature exposure and/or watt density applications that exceed the limitations of thermoplastic insulated cables. MIQ™ cables are composed of a high nickel/chromium alloy sheath, which is well-suited for high temperature service and offers high resistance to stress corrosion in chloride, acid, salt and alkaline environments.

ThermTracTM long line heating systems- A ThermTrac skin effect system provides a cost-effective alternative to conventional resistance heat tracing on long pipelines by eliminating the need for an extensive power distribution system. A ThermTrac system is designed to heat a pipeline in excess of 15 miles long from a single power point. The versatility of the system makes it well-suited for temperature maintenance, freeze protection and heat-up applications. The system generates heat by the resistance of the electrical current flowing through both the conductor and the inner skin of a heat tube.

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

Our heat transfer compounds create an efficient thermal connection between the heat tracing system and the process equipment. Through the elimination of air voids, heat is directed into the pipe wall primarily through conduction rather than convection and radiation. This requires fewer tracing pipes to maintain specified temperature requirements, substantially reducing operating and investment cost. Steam tracing offers the most cost-effective solution for certain heavy oil and natural gas processing applications. We have also patented our SafeTrace® steam tracing products for use in applications with stringent temperature requirements.

Controls, Monitoring and Software

Our solution includes smart, connected devices and software systems for the control and management of a customer’s heat trace system. We offer a range of TraceNet™ control products from a single point controller to a high capacity multi-point control panel. All our controllers and panels can be networked together via wired or wireless communication into a large control solution with capacity to manage over 30,000 heat trace circuits within the same customer facility. Our systems can be integrated with a plant’s central data management and control system.

Our controls and plant management software are built upon internet of things (IOT) technology that can be deployed locally within the secure plant environment. Our smart devices utilize the latest touch technology and industry leading intuitive user interfaces. Users familiar with modern mobile phones and tablets find our latest controllers intuitive to learn and use because of the similarities. These technologies also form a platform for offering easy automatic upgrades and additional value-added services. We believe our control solutions are the most advanced, reliable and easy-to-use monitoring solutions in the marketplace.

Instrumentation

We specialize in pre-insulated and heat-traced tubing bundles with accessories that offer a complete instrument heating system. Our complete range of products includes both electric- and steam-heated bundles containing various types of tubing (such as copper, stainless steel and polymer) and insulation to meet the needs of process and environmental applications. Such applications include transporting samples of gas or liquid in our customized, temperature-controlled tubing bundles to an instrument that typically performs an analysis for purposes of process management or ensuring compliance with internal requirements or applicable environmental laws and regulations.

Project Services

As a manufacturer and global expert in process heating solutions, our EPC and end user customers often times rely on Thermon to deliver a range of project services, which may include:

•Engineering and design
•Procurement and project management services
•Turnkey construction installation
•Recurring facility assessment or audit
•Maintenance services

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

Our services are automated by custom software technology. We have invested over years to develop software that assists our experts in the design, specification, and automatic creation of CAD drawings. Our project engineering staff empowered with this software technology can execute the largest projects, including the creation of thousands of drawings, accurately and with efficiency that cannot be matched by manpower alone.

Project services also include full turnkey solutions whereby we contract to install a complete heat tracing or process heating solution. We refer to this as our construction business which is primarily located in the southern United States near many of our customers in the downstream and mid-stream petroleum, chemical and power generation industries.

Thermon Heating Systems Products

THS develops, designs and manufactures the following high quality and durable advanced industrial heating and filtration solutions:

•	Environmental heating (branded as “Ruffneck” and “Catadyne”) - which provides electric or gas-powered space heating for both hazardous and non-hazardous areas;

•
Process heating (branded as “Caloritech”) - provides a myriad of highly-engineered heating products to multiple end-markets with the purpose of heating and maintaining a process fluid at specified temperatures. Some products also serve the transportation sector with both radiant and convection-style heating;

•	Filtration (branded as “3L Filters”) - which provides highly-specialized filtration solutions for the most stringent environments, including the nuclear industry; and

•	Transportation (branded as “Hellfire”, “ArcticSense” and other) - provides heating applications to both rolling stock (rail cars) and rail infrastructure (track and switch).

Thermon Power Solutions

Thermon Power Solutions products are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Thermon Power Solutions products include power distribution panels, master/slave sub-panels, power cords and lighting fixtures - and are sold to end-users operating in many of the same markets as our core thermal solutions, including heavy industrial settings, oil and gas refining and upgrading, power generation plants, petrochemical production facilities and mining operations. A number of these products are engineered-to-order based on proprietary designs.

Thermon Power Solutions products are designed around the "plug and play" concept and differentiated from others in the industry through unique safety features that include arc flash protection i.e., protecting users while making and breaking connections under electrical load, and offering ground fault protection. Certain products are certified to safely operate in hazardous areas such as live plant environments that process combustible chemicals and materials. The suite of Thermon Power Solutions products is designed to allow for quick reconfigurations of electrical power distribution panels to meet the changing needs of contractors as work moves from one phase to the next during construction and facility maintenance operations. These features help our customers save considerable time on the job site and realize significant cost savings while maintaining the highest level of safety. We believe we will be able to leverage our existing global sales force to further expand the reach of Sumac's product offerings.

Manufacturing and Operations

We have ten manufacturing facilities on three continents. We manufacture the products that generate a majority of our total sales at our principal facility in San Marcos, Texas including flexible heating cables, control systems and tubing bundles. Our facilities are highly automated, which reduces labor costs. Our facilities incorporate numerous manufacturing processes that utilize computer-controlled equipment and laser technology. We maintain a ready supply of spare parts and have on-site personnel trained to repair and perform preventative maintenance on our specialized equipment, reducing the likelihood of long-term interruptions at our manufacturing facilities. Our manufacturing facilities are equipped to provide us with maximum flexibility to manufacture our products efficiently and with short lead times. This in turn allows for lower inventory levels and faster responses to customer demands.

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

Our MI cable manufacturing facility in Orillia, Canada gives us adequate capacity to service the demands of clients in Canada in a time efficient manner. MI cable is well-suited for high temperature applications and harsh, arctic environments.

THS products are currently fabricated at four THS facilities in North America: Edmonton, Oakville, and Orillia in Canada, and Denver in the United States. THS maintains state of the art facilities and maintains several recognized facility certifications.

Thermon Power Solutions products are primarily fabricated at a facility in Fort McMurray, Alberta, Canada. Our customer base for Thermon Power Solutions has historically been in the oil sands region of Alberta, Canada, but has expanded its presence in the U.S. gulf-coast region with the addition of fabrication capacity at our San Marcos, Texas facility.

In 2017, we completed construction of our newest manufacturing facility in Russia. This facility has begun local production of key products in the greater Moscow region. The new production facility, approximately 20,300 square feet, focuses on manufacturing, fabrication, packaging and quality control of high-temperature self-regulating heating cables, low-temperature self-regulation heating cables, series constant watt cables, mineral insulated heating circuits, power and splice boxes, mechanical thermostats, electronic control modules, heat tracing kits and accessories, and THS Ruffneck heaters. The facility has helped us better serve our customers in the region through a comprehensive local suite of heat tracing products and services, including sales support, logistics, engineering, technical support, project management, and field services for electric and steam heat tracing, as well as other industrial process heating applications. We believe Russia and the adjacent Eurasian countries represent a very important and promising market opportunity for Thermon, and the new production facility is a key strategic investment. Our capital investment for the new facility was $1.0 million.

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

Distribution- Our primary distribution centers are located in San Marcos, Texas, Calgary, Alberta, Edmonton, Alberta and the Netherlands. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate MRO/UE requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the central distribution center in Calgary. THS maintains a sufficient supply of inventoried catalog stores at all five THS locations to quickly service customers' needs. Highly customizable engineered products are primarily manufactured out of the Oakville, Canada location. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia, Mexico City and Mexico.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2020.

Sales and Marketing

Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. We actively participate in the growth and development of the domestic and international electrical standards established in the countries in which we sell products. We believe that we have established credibility as a reliable provider of high-quality process heating products. In addition, we believe that our registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

Standards and Certifications- Thermon’s research and development practices ensure our product designs are validated to market requirements and verified to comply with applicable industry standards. We continually test our products through a quality control process to demonstrate they can withstand harsh operating environments. They are subjected to various tests, including heat output, thermal stability and long-term aging, with the goal of producing products capable of performing at or beyond the expectations of our customers. All products are further tested and certified for global use by various approval agencies, such as UL, CSA, FM, and ETL to industry leading international standards.

In order to support the design and development of industrial products rated for operation in potentially hazardous environments, Thermon holds quality system approvals which employ the appropriate oversight requirements. To support the international business, Thermon is audited annually by an Ex Certification Body such as DEKRA, and we hold a Quality Assurance Notification and Quality Assurance Report to IEC/ISO 80079-34. To support the North American business, Thermon is audited quarterly by many nationally recognized test labs including but not limited to UL, CSA, FM, and ETL to OSHA and Standards Council of Canada requirements. In addition, Thermon also pursues various regional and maritime certifications such as DNV, ABS, EAC, KOSHA and many more. All these oversight requirements are in addition to ISO 9001, and allow Thermon to continue to produce safe, reliable products certified for operating in potentially hazardous environments.

Over the last three decades Thermon has made significant investments to actively participate in standardization at the national and international level. We are active in several committees such as the National Electrical Code (NEC), Canadian Electrical Code (CEC), American National Standards Institute (ANSI), National Electrical Equipment Manufacturers Association (NEMA), and the International Electro technical Committee (IEC). We leverage our extensive expertise and knowledge in industrial process heating technology to continually improve the applicable standards of our industry.

Competition

The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solutions providers with a comprehensive suite of products and services, global capabilities and local on-site presence. Our most significant competitor is nVent Electric plc (NYSE: NVT)

Following the THS transaction in October 2017, we entered the broader industrial process heating market. The industrial process heating market, which includes industrial heat tracing, tends to be fairly fragmented with several smaller companies serving discrete local markets with limited offerings. Our competitors vary by end-market, but generally we view nVent Electric, NIBE, Watlow and Chromalox as competitors in various areas across the spectrum of end-markets we now serve.

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

Employees

As of March 31, 2020, we employed approximately 1,335 persons on a full-time basis worldwide and retained approximately 201 independent contractors. We have never experienced any organized work stoppage or strike. Approximately 2% of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

Governmental Regulation

Due to the international scope of our operations, we are subject to complex United States and foreign laws governing, among others, anti-corruption matters, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws are administered, among others, the U.S. Department of Justice, the SEC, the Internal Revenue Service, or the "IRS," Customs and Border Protection, the Bureau of Industry and Security, or "BIS," the Office of Antiboycott Compliance, or "OAC," and the Office of Foreign Assets Control, or "OFAC," as well as the counterparts of these agencies in foreign countries. Our policies mandate compliance with these laws. Despite our training and compliance programs, no assurances can be made that we will be found to be operating in full compliance with, or be able to detect every violation of, any such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

Risks Related to Our Business and Industry

Macroeconomic and Industry Risks

The outbreak of the novel strain of coronavirus (COVID-19) and the measures taken in response thereto could have an adverse effect on our business, results of operations and financial condition.

In the first several months of 2020, the COVID-19 coronavirus pandemic has caused significant volatility in global economy and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could contribute to a general slowdown in the global economy, adversely impact the businesses of our customers, suppliers and distribution partners, and disrupt our operations. For example, precautionary measures instituted by government authorities in Russia and South Africa in response to the COVID-19 pandemic have required us to temporarily suspend operations at our manufacturing facilities in such jurisdictions.

Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including delays in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home, potentially requiring new processes, procedures, and controls.

A prolonged economic downturn due to the COVID-19 pandemic could result in reduced demand for our products and services. The severity and longevity of the COVID-19 pandemic may cause customers to suspend their decisions on using our products and/or services and give rise to significant changes in regional and global economic conditions that could delay or interfere with the capital spending of our customers. While the full extent and impact of the pandemic cannot be reasonably estimated at this time, it could have a material impact on our consolidated business, results of operations and financial condition in our fiscal year ending March 31, 2021 and beyond.

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

Suspensions and delays in large capital projects within the energy sector, especially in the United States and Canada, have adversely affected our results of operations in recent years. A sustained downturn in the energy industry, due to decreases in oil and gas prices or demand for oil and gas products, could further decrease demand for some of our products and services and adversely affect our business, financial condition and results of operations.

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

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices, which are volatile. In recent years, we have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in the United States and Canada. Pricing actions by Russia and Saudi Arabia in March of 2020 have resulted in a significant downturn in oil and gas commodity prices. The impact on oil and gas commodity markets has further been impacted by the reduction in demand caused by the precautionary measures instituted by governments and businesses to mitigate the spread of COVID-19. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or demand for oil and gas products, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could also have a significant negative impact on the market price of our common stock.

As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability or cash flows or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have an adverse effect on our business and financial condition.

For fiscal 2020, approximately 59% of our revenues were generated outside of the United States, and approximately 26% were generated outside of North America. In addition, one of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world, although we may not be successful in expanding our international business.

Conducting business outside the U.S. subjects us to additional risks that may impact our revenues, profitability or cash flows or increase our liabilities, including the following:

•	changes in a specific country's or region's political, social or economic conditions, particularly in emerging markets;

•
changes in trade relations between the United States and those foreign countries in which our customers and suppliers have operations, including protectionist measures such as tariffs, import or export licensing requirements and trade sanctions;

•	restrictions on our ability to own or operate subsidiaries in, expand in and, if necessary, repatriate cash from, foreign jurisdictions;

•	exchange controls and currency restrictions;

•	the burden of complying with numerous and potentially conflicting legal requirements;

•	potentially negative consequences from changes in U.S. and foreign tax laws;

•	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;

•	different regulatory regimes controlling the protection of our intellectual property;

•	difficulty in the enforcement of contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts; and

•	transportation delays or interruptions.

One or more of these factors could prevent us from successfully expanding our presence in international markets, could have an adverse effect on our revenues, profitability or cash flows or cause an increase in our liabilities. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business. In addition, the imposition of trade restrictions, economic sanctions or embargoes by the United States or foreign governments could adversely affect our future sales and results of operations.

Business Risks

Our backlog may fluctuate and a failure to deliver our backlog on time could affect our future sales, profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2020 was $105.4 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control and difficult to forecast. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to raw materials, an adequate and capable workforce, engineering expertise for certain projects, sufficient manufacturing capacity and, in some cases, our reliance on subcontractors. The availability of these factors may in some cases be subject to conditions outside of our control. A failure to deliver in accordance with our performance obligations may result in financial penalties and damage to existing customer relationships, our reputation and a loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our future sales and results of operations.

If we are unable to effectively integrate the THS product lines into our existing sales and marketing channels, our future sales and revenue growth could be adversely affected.

With the completion of the THS acquisition in October 2017, we entered into a new product line. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications, and serves clients in the energy, petrochemical, electrical distribution, power, transit and industrial end markets globally. While THS has similar economic characteristics as the core Thermon process heating operations, it represents a new product line that exposes us to new end markets relative to our legacy heat tracing products and services. We are in the process of integrating THS into our existing Thermon sales and marketing operations. If we are unable to successfully combine and integrate the THS product lines with our existing Thermon operations, we may be unable to realize the anticipated synergies and financial benefits from the THS acquisition in the time frame that we expect, or at all, and our future sales and results of operations could be adversely affected.

Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.

We have substantial indebtedness. At March 31, 2020, we had $176.0 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to (i) take any of these actions or that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; (ii) obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (iii) make strategic acquisitions or investments or enter into alliances; (iv) withstand a future downturn in our business or the economy in general; (v) engage in business activities, including future opportunities, that may be in our interest; and (vi) plan for or react to market conditions or otherwise execute our business strategies.

If we cannot make scheduled payments on our debt, or if we breach any of the covenants in our debt agreements, we will be in default under such agreements and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit facility could terminate their commitments to lend us money and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation.

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

We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing laws of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time in the past. Some of these assessments may be substantial, and may involve the imposition of substantial penalties and interest. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. The resolutions of our tax positions are unpredictable. The payment of substantial additional taxes, penalties or interest resulting from any assessments could adversely impact our results of operations, financial condition and cash flow.

Our future revenue depends in part on our ability to bid and win new contracts. Our failure to effectively obtain future contracts could adversely affect our profitability.

Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large Greenfield projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in our principal end markets, including the energy, chemical processing and power generation industries. With the recent disruptions to many of our customers’ end markets caused by the COVID-19 pandemic and the recent volatility in oil and gas commodity markets, we anticipate we could experience decreased levels of profitability which could adversely impact our financial results. In addition, if we fail to replace completed or canceled large Greenfield projects with new order volume of the same magnitude, our backlog will decrease and our future revenue and financial results may be adversely affected. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions continue, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

If we are unable to successfully develop and improve our products and successfully implement new technologies in the markets that we serve, our business and results of operations could be adversely affected.

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

We operate in domestic and international markets and compete with highly competitive domestic and international manufacturers and service providers. The fragmented nature of the industrial electric heat tracing industry and the similarly fragmented nature of the industrial process heating industry makes the market for our products and services highly competitive. A number of our direct and indirect competitors are major multinational corporations, some of which have substantially greater technical, financial and marketing resources, and additional competitors may enter these markets at any time. In addition, we compete against many regional and lower-cost manufacturers. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, adapt more quickly than we do to new technologies or evolving customer requirements, or attempt to compete based primarily on price, localized expertise and local relationships. If we are unable to continue to differentiate our products and services or if we experience an increase in competition, it may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in a reduction in our revenues and results of operations.

Our gross margins depend, in part, on our revenue mix. Although Greenfield project revenues, which provide for an ongoing stream of future high-margin MRO/UE revenues, are critical to our success and growth, increased Greenfield project revenues can adversely affect our gross margin.

Typically, both Greenfield and MRO/UE customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, during fiscal year ended March 31, 2020, Greenfield revenue has accounted for approximately 40% of our total revenue. Although Greenfield project revenues, which provide for an ongoing stream of future high-margin MRO/UE revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin Greenfield project revenues relative to historical levels could adversely affect our gross margins and results of operations.

Our business strategy includes acquiring smaller, value-added companies and making investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our results of operations.

Acquisitions and investments may involve cash expenditures, debt incurrence, operating losses and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in realization of expected synergies and revenue creation or cross-selling opportunities;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

We have limited experience in acquiring or integrating other businesses or making investments or undertaking joint ventures with others. It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition if they are unsuccessful and any acquisitions or investments ultimately result in impairment charges.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations or cash flows.

We may not be able to effectively manage our exchange rate and/or currency transaction risks. Volatility in currency exchange rates may decrease our revenue and profitability, adversely affect our liquidity and impair our financial condition. While we have entered into hedging instruments to manage our exchange rate risk as it relates to certain intercompany balances with certain of our foreign subsidiaries, these hedging activities do not eliminate exchange rate risk, nor do they reduce risk associated with total foreign sales.

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2020 and 2019, the value of the U.S. Dollar strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $5.0 million and $4.6 million, respectively. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthen relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.

Because our consolidated financial results are reported in U.S. Dollars and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. Fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In addition, the net asset values of foreign operations are adjusted upward and downward based on currency exchange rate fluctuations and are reported in our foreign currency translation adjustment as part of other comprehensive income in our consolidated statements of operations and comprehensive income.

We have significant goodwill and other intangible assets and future impairment of our goodwill and other intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-life intangible assets for impairment on an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2020, our goodwill and other intangible assets balance was $302.5 million, which represented 49% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. For example, we recognized a pre-tax, non-cash impairment charge of $1.7 million for the year ended March 31, 2016 related to the goodwill and other intangible assets of Unitemp. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

If we lose our senior management or other key employees or cannot successfully execute succession plans, our business may be adversely affected.

Competition for qualified management and key technical and sales personnel in our industry is intense. Our ability to successfully operate and grow our global business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. If we lose the services of our senior management or other key employees for any reason and are unable to find qualified replacements with comparable experience in the industry, our business could be negatively affected.

We rely heavily on trade secrets to gain a competitive advantage in the market and the unenforceability of our nondisclosure agreements may adversely affect our operations.

The heat tracing industry is highly competitive and subject to the introduction of innovative techniques and services using new technologies. We rely significantly on maintaining confidential our trade secrets and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. If the provisions of these agreements are found unenforceable in any jurisdiction in which we operate, the disclosure of our proprietary information may place us at a competitive disadvantage. Even where the provisions are enforceable, the confidentiality clauses may not provide adequate protection of our trade secrets and proprietary information in every such jurisdiction and our trade secrets and proprietary information could be compromised as a result.

Intellectual property challenges may hinder our ability to develop, engineer and market our products, and we may incur significant costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters.

Patents, non-compete agreements, proprietary technologies, trade secrets, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our trade names or products. Our pending patent applications and our pending copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage, particularly in those countries where the laws do not protect our intellectual property rights as fully as in the United States. Participants in our markets may use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, while we have not faced intellectual property infringement claims from others in recent years, any dispute or litigation involving intellectual property could be costly and time-consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims, we may lose our rights to utilize critical technology, may be required to pay substantial damages or license fees with respect to the infringed rights or may be required to redesign our products at a substantial cost, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operational Risks

Breaches of our information technology systems could occur that materially damage business partner and customer relations and subject us to significant reputational, financial, legal and operational consequences.

As a company we store company, customer, employee and business partner information, which may include, among other information, trade secrets, names, addresses, phone numbers, email addresses, tax identification numbers, payment account information and customer facility information. We could be subject to sophisticated and targeted attacks attempting to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including via the introduction of computer viruses or malware and cyber-attacks. We require user names and passwords in order to access our information technology systems. These security measures are subject to potential third-party security breaches, employee error, malfeasance and faulty password management, among other limitations. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. We may not be able to anticipate, detect or recognize threats to our system or to implement effective preventive measures against all security breaches. If we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could, among other things:

•
risk exposing our confidential manufacturing processes and other trade secreted information that may lead to new and increased entrants and competitors in our business or cause other damage to the business;

•	expose our customers' facilities and projects to increased safety and security risk;

•	materially damage business partner and customer relationships;

•	impact our reputation in the markets in which we compete for business;

•	adversely impact our financial results and expose us to potential risk of loss or litigation; and/or

•	require us to incur substantial costs or require us to change our business practices.

A material disruption at any of our manufacturing facilities could adversely affect our financial performance and results of operations.

If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, pandemics, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and meet customer demand for our products, which could adversely affect our financial performance and results of operations. For example, our marketing and research & development buildings, located on the same campus as our former corporate headquarters and primary manufacturing facility in San Marcos, Texas, were destroyed by a tornado in January 2007. In addition, precautionary measures recently instituted by government authorities in Russia and South Africa in response to the COVID-19 pandemic have required us to temporarily suspend operations at our manufacturing facilities in such jurisdictions.

    Interruptions in production, in particular at our manufacturing facilities in San Marcos, Texas, or Calgary, Edmonton, Oakville or Orillia, Canada, at which we manufacture the majority of our products, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance and results of operations.

Our dependence on subcontractors and third-party suppliers could adversely affect our results of operations.

We often rely on third-party subcontractors, suppliers and manufacturers to complete our projects. To the extent we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit we realize or result in a loss on a project for which the services or materials were needed.

We may lose money on fixed-price contracts, and we are exposed to liquidated damages charges in many of our customer contracts.

We often agree to provide products and services under fixed-price contracts, including our turnkey solutions. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based. This may occur for various reasons, including errors in estimates or bidding, changes in availability and cost of labor and raw materials and unforeseen technical and logistical challenges, including with managing our geographically widespread operations and use of third party subcontractors, suppliers and manufacturers in many countries. These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our project revenue and operating results. In addition, many of our customer contracts, including fixed-price contracts, contain liquidated damages provisions for which we are responsible in the event that we fail to perform our obligations thereunder in a timely manner or in accordance with the agreed terms, conditions and standards.

We may not achieve some or all of the expected benefits of our operational initiatives.

In order to align our operational resources with our business strategies, operate more efficiently and control costs, we may periodically announce plans to restructure certain of our operations, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. We may also undertake restructuring actions and workforce reductions. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. If these risks materialize, we may not realize all or any of the anticipated benefits of such restructuring plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Legal and Regulatory Risks

Due to the nature of our business, we may be liable for damages based on product liability claims. We are also exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services.

We face a risk of exposure to legal claims in the event that the failure, use or misuse of our products results in, or is alleged to result in, death, bodily injury, property damage or economic loss. Although we maintain quality controls and procedures, we cannot be sure that our products will be free from defects. If any of our products prove to be defective, we may be required to replace the product. In addition, we may be required to recall or redesign such products, which could result in significant unexpected costs. Some of our products contain components manufactured by third parties, which may also have defects. In addition, if we are installing our products, we may be subject to claims that our installation has caused damage or loss. Our products are often installed in our customers' or end users' complex and capital intensive facilities involved in inherently hazardous or dangerous industries, including energy, chemical processing and power generation, where the potential liability from risk of loss could be substantial. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any potential liabilities. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be insufficient to cover claims made against us. In the event that we do not have adequate insurance or contractual indemnification, product liabilities and other claims could have a material adverse effect on our business, financial condition or results of operations.

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

The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Because many of our customers, sales channels and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. Our internal policies mandate compliance with these anti-corruption laws. However, we operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in adverse effects on our reputation, business, results of operations or financial condition.

Our international operations and non-U.S. subsidiaries are subject to a variety of complex and continually changing laws and regulations and, in particular, export control regulations or sanctions.

Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice (the “DOJ”), the SEC, the IRS, the U.S. Department of Treasury, the U.S. Department of State, Customs and Border Protection, Bureau of Industry and Security (“BIS”), Office of Anti-Boycott Compliance (“OAC”) and Office of Foreign Asset Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. In 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. Under the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These regulations require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We are required to perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we incur costs to comply with conflict mineral disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Any alleged or actual violations of these conflict mineral requirements may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products or provide services outside the U.S. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

In addition, our geographically widespread operations, coupled with our relatively smaller offices in many countries and our reliance on third party subcontractors, suppliers and manufacturers in the completion of our projects, make it more difficult to oversee and ensure that all our offices and employees comply with our internal policies and control procedures. We have experienced immaterial employee theft in the past, and we cannot assure you that we can ensure our employees compliance with our internal control policies and procedures.

Changes in U.S. and foreign government administrative policy, including changes to existing trade agreements and U.S. government sanctions, could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S. particularly tariffs on products manufactured in China, Canada and Mexico, among other possible changes. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have an adverse effect on our business, financial condition, results of operations and cash flows.

Currency fluctuations and the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We derived approximately 4%, 3% and 5% of our revenue from our subsidiary incorporated in Russia in the fiscal years ended March 31, 2020, 2019 and 2018, respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, and operations could be adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results.

The United Kingdom's withdrawal from the European Union may have a negative effect on economic conditions, financial markets and our business.

Pursuant to legislation approved by the United Kingdom Parliament and the European Union Parliament in January 2020, the United Kingdom withdrew from the European Union effective as of January 31, 2020 on the terms of a withdrawal agreement agreed between the United Kingdom and the European Union in October 2019 (the “Withdrawal Agreement”). The Withdrawal Agreement provides that the United Kingdom’s withdrawal is followed by a “transition period”, during which, in summary, the United Kingdom is not a member of the European Union but most European Union rules and regulations continue to apply to the United Kingdom. During the transition period, the United Kingdom and the European Union will seek to negotiate the terms of a long-term trading relationship between the United Kingdom and the European Union based on a “Political Declaration” agreed between the United Kingdom and the European Union in October 2019. The transition period provided for in the Withdrawal Agreement will expire on December 31, 2020 (unless both the United Kingdom and the European Union agree to extend the period of transition by one or two years).

The political negotiation surrounding the terms of the United Kingdom’s withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply. Once the “transition period” expires, subject to the terms of any long-term trading relationship agreed between the United Kingdom and the European Union, the United Kingdom will determine which European Union-derived laws to replace or replicate. The United Kingdom’s withdrawal from the European Union has also given rise to calls for the governments of other European Union member states to consider withdrawal, while the United Kingdom’s withdrawal negotiation process has increased the risk of the possibility of a further referendum concerning Scotland’s independence from the rest of the United Kingdom.

If no long-term trading relationship is agreed between the United Kingdom and the European Union by the end of the transition period provided for in the Withdrawal Agreement, the United Kingdom’s membership of the European Union could ultimately terminate under a so-called “hard Brexit.” Under this scenario, there could be increased costs from the imposition of tariffs on trade or non-tariff barriers between the United Kingdom and European Union, shipping delays because of the need for customs inspections and temporary shortages of certain goods. Any of the foregoing might increase our cost of doing business in the United Kingdom. In addition, trade and investment between the United Kingdom, the European Union and other countries would be impacted by the fact that the United Kingdom currently operates under tax and trade treaties concluded between the European Union and other countries. Following a “hard Brexit”, the United Kingdom would need to negotiate its own tax and trade treaties with other countries, as well as with the European Union.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global, regional and/or national economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, result in changes to currency exchange rates, tariffs, treaties, taxes, import/export regulations, laws and other regulatory matters and the free movement of our employees, which could have an adverse effect on our financial position, operating results or cash flows. In addition, if the U.S. dollar strengthens, our revenue denominated in foreign currencies such as the British Pound may be adversely affected when translated into U.S. dollars. Approximately 4% of our total revenues were generated in the United Kingdom for fiscal 2020.

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

The effects of climate change and any related regulation of greenhouse gases could have a negative impact on our business.

Governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of greenhouse gases. Lawmakers and regulators in the jurisdictions where we operate have proposed or enacted regulations requiring reporting of greenhouse gas emissions and the restriction thereof, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015 and the Katowice climate conference in December 2018. Laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy have also been enacted in certain jurisdictions. Additionally, numerous large cities globally and several countries have adopted programs to mandate or incentivize the conversion from internal combustion engine powered vehicles to electric-powered vehicles and placed restrictions on non-public transportation. Such policies or other laws, regulations, treaties and international agreements related to greenhouse gases and climate change may negatively impact the price of oil relative to other energy sources, reduce demand for hydrocarbons, or otherwise unfavorably impact our customers in the oil and gas, power generation and petrochemical industries. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations or impacted by the change in energy prices due to such laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations or that the deterioration of customers’ financial results as a result of changing energy prices could impact our customers’ ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These laws and regulations could also increase costs associated with our operations, including costs for raw materials and transportation. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns. An increase in severe weather patterns could result in damages to or loss of our manufacturing facilities, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations. In addition, volatility in weather patterns could exacerbate the cyclicality of demand for our heating products.

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

Our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future. You should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or the price of our common stock. Factors that might cause our operating results to vary from quarter to quarter include, but are not limited to:

•	general economic conditions and cyclicality in the end markets we serve;

•	the effects of the ongoing COVID-19 pandemic or other global pandemics or catastrophes;

•	future growth of energy and chemical processing capital investments;

•	a material disruption at any of our manufacturing facilities;

•	delays in our customers' projects for which our products are a component;

•	the timing of completion of large Greenfield projects;

•	competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; and

•	the seasonality of demand for MRO/UE orders, which is typically highest during the second and third fiscal quarters.

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

The price of our common stock on the NYSE constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	quarterly fluctuations in our operating results;

•	changes in investors' and analysts' perception of the business risks and conditions of our business or our competitors;

•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	disruption to our operations;

•	fluctuations in the stock prices of our peer companies or in stock markets in general; and

•	general economic or political conditions, including the effects of the COVID-19 pandemic.

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

Our second amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, or discouraging, an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.

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

Our principal manufacturing and warehousing operations are located at our San Marcos, Texas facilities. We own our principal manufacturing and warehousing facilities, and lease one ancillary manufacturing facility in San Marcos, Texas. In addition, we have offices and manufacturing locations in Canada, the Netherlands, France, United Kingdom, Germany, Russia, Mexico, China, Korea, Japan, India, Australia, Malaysia, Bahrain and South Africa. Most of our operations are registered to International Organization for Standardization (ISO) 9001 quality standards. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the NYSE under the symbol "THR." On May 29, 2020, the closing sale price of our common stock, as reported by the NYSE, was $16.03. As of May 29, 2020, there were approximately 15 holders of our common stock of record.

Stock Performance

The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, and (ii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. The plotted points in the line graph are based on the closing price on the last trading date of the fiscal year. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2015 (the last day of fiscal 2015), and assumes the reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future price performance.

	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019	March 31, 2020
Thermon Group Holdings, Inc.	$100.00	$72.95	$86.58	$93.10	$101.83	$62.61
iShares Russell 2000 Index	$100.00	$90.30	$113.78	$127.23	$129.90	$98.90
S&P 600 Small Cap 600 Energy	$100.00	$52.70	$65.11	$49.96	$38.83	$7.87

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the fiscal years ended March 31, 2020 ("fiscal 2020"), March 31, 2019 ("fiscal 2019"), March 31, 2018 ("fiscal 2018"), March 31, 2017 ("fiscal 2017") and March 31, 2016 ("fiscal 2016"). The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere in this annual report, and our consolidated financial statements and the notes thereto as of March 31, 2020 and 2019 and for fiscal 2020, fiscal 2019 and fiscal 2018, which are contained in Item 8 elsewhere in this annual report.

	Year Ended March 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$383,486	$412,642	$308,609	$264,130	$281,928
Cost of sales	221,848	236,702	164,798	152,199	150,613
Gross profit	$161,638	$175,940	$143,811	$111,931	$131,315
Operating expenses:
Marketing, general and administrative and engineering	111,202	106,660	94,615	77,715	80,729
Amortization of intangible assets	17,773	20,771	16,458	11,772	12,112
Impairment of intangible assets and goodwill (1)	—	—	—	—	1,713
Income from operations	$32,663	$48,509	$32,738	$22,444	$36,761
Interest income	252	238	606	566	423
Interest expense (2)	(14,279)	(15,714)	(8,984)	(3,518)	(4,142)
Loss on extinguishment of debt	—	—	(376)	—	—
Other income/(expense) (3)	(1,558)	109	(5,595)	(410)	(676)
Income from continuing operations before provision for income taxes	$17,078	$33,142	$18,389	$19,082	$32,366
Income tax expense	5,142	9,973	5,170	4,098	8,716
Net income	$11,936	$23,169	$13,219	$14,984	$23,650
Income (loss) attributable to non-controlling interests	(2)	413	1,306	343	641
Net income available to Thermon Group Holdings, Inc.	$11,938	$22,756	$11,913	$14,641	$23,009
Net income per common share:
Basic	$0.36	$0.70	$0.37	$0.45	$0.72
Diluted	0.36	0.69	0.36	0.45	0.71
Weighted-average shares used in
computing net income per
common share (thousands)
Basic	32,760	32,569	32,424	32,302	32,177
Diluted	33,149	33,054	32,797	32,633	32,593

Cash dividends per share	—	—	—	—	—

Other Financial and Operating Data:
Capital expenditures (4)	10,252	11,055	9,072	8,370	12,581
Backlog at end of period (5)	105,445	119,956	159,624	106,880	81,242

	At March 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,237	$31,402	$33,879	$42,842	$84,570
Accounts receivable, net	92,478	105,323	94,411	63,719	57,432
Inventory, net	60,273	64,890	63,829	34,020	40,645
Total assets	620,905	655,762	662,477	454,080	468,677
Total debt, principal amount	176,000	206,500	225,000	81,000	94,500
Deferred debt issuance costs	4,447	6,271	7,967	524	888
Total debt, net of deferred debt issuance costs	171,553	200,229	217,033	80,476	93,612
Total equity	346,439	348,949	340,853	312,502	298,701

(1) During fiscal 2016, the EMEA segment's financial results were negatively impacted by a $1.7 million impairment charge to Unitemp's goodwill and other intangible assets.

(2) Interest expense in fiscal 2020 and 2019 primarily represents interest expense on the term loan B on outstanding principal balances as of March 31, 2020, 2019 and 2018 of $176.0 million, $206.5 million and $225.0 million, respectively, compared to $81.0 million as of March 31, 2017. Further increases in fiscal 2017 and thereafter of interest expense were due to the difference in interest rates on our term loan A that carried an interest rate that ranged from 2.87% to 3.62% after giving effect to our interest rate swaps and the interest rate reductions realized from the first and second amendments to our prior credit agreement.

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

Overview

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including oil & gas, chemical processing, power generation, mining and other industrial markets. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles) and services (engineering, installation and maintenance services) and software (design optimization and control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For fiscal 2020, approximately 59% of our revenues were generated outside of the United States. Since March 2015, we have acquired four companies (THS, Unitemp, Sumac and IPI), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services, portable power solutions and software. Additionally, THS offers a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry - upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenue by customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenue by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. THS has been excluded from the Greenfield and MRO/UE calculations. Most of THS's revenue would be classified as MRO/UE under these definitions.

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2020 was $105.4 million as compared to $120.0 million at March 31, 2019. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or that provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have completed four acquisitions: THS, Unitemp, Sumac and IPI.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,*
	2020	2019	2018
Greenfield	40%	49%	37%
MRO/UE	60%	51%	63%

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

Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenue. For fiscal 2020, MRO/UE sales comprised approximately 60% of our consolidated revenues (excluding THS).

Seasonality of MRO/UE revenues. MRO/UE revenues for the legacy heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season. However, revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects.

Recent Developments - COVID-19 Pandemic. The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. See part Item 1A, "Risk Factors" above, for further discussion. The Company has taken the following precautionary measures in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic:

•	Limiting discretionary spending across the organization;

•	As a precautionary measure to maximize liquidity, the Company drew down $30.0 million on our senior secured credit facility;

•
Decreasing payroll expense, including temporarily decreasing salaries for certain officers and implementing a reduction in force initiative that will reduce ongoing personnel cost by $6.5 million on an annual basis; and

•	Reducing the budget for capital expenditures in the fiscal year ending March 31, 2021 by approximately $6.9 million as compared to fiscal 2020.

Results of Operations
The following table sets forth data from our statements of operations as a percentage of sales for the periods indicated.

	Fiscal Year Ended March 31,
	2020		2019		2018
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$383,486	100%	$412,642	100%	$308,609	100%
Cost of sales	221,848	58	236,702	57	164,798	53
Gross profit	$161,638	42%	$175,940	43%	$143,811	47%
Operating Expenses:
Marketing, general, and administrative and engineering	106,242	28%	102,512	25%	91,096	30%
Stock compensation expense	4,960	1	4,148	1	3,519	1
Amortization of intangible assets	17,773	5	20,771	5	16,458	5
Income from operations	$32,663	9%	$48,509	12%	$32,738	11%
Interest expense, net	(14,027)	(4)	(15,476)	(4)	(8,754)	(3)
Other income/(expense) (1)	(1,558)	—	109	—	(5,595)	(2)
Income before provision for income taxes	$17,078	4%	$33,142	8%	$18,389	6%
Income tax expense	5,142	1	9,973	2	5,170	2
Net income	$11,936	3%	$23,169	6%	$13,219	4%
Income (loss) attributable to non-controlling interest (2)	(2)	—%	413	—%	1,306	—%
Net income available to Thermon Group Holdings, Inc.	$11,938	3%	$22,756	6%	$11,913	4%

(1) Other expense in fiscal 2018 includes a foreign currency transaction loss of $3.3 million in connection with the option contract entered into to secure the THS acquisition purchase price, and a $2.3 million loss related to a derivative contract to hedge a $112.8 million long-term intercompany loan between Canada and the United States related to the THS acquisition.

(2) Represents income attributable to the 25% non-controlling equity interest in the Thermon Power Solutions ("TPS") business that was retained by sellers in the TPS transaction. Subsequent to July 20, 2018 through August 1, 2019, income attributable to non-controlling equity interest represented 12.5%. Subsequent to August 1, 2019, income attributable to non-controlling equity interest represents 0%. See Note 12. "Related Party Transactions" to our consolidated financial statements included in Item 8 of this annual report for further discussion in connection with decreases in retained Sumac equity interest subsequent to March 31, 2018.

Year Ended March 31, 2020 ("fiscal 2020") Compared to the Year Ended March 31, 2019 ("fiscal 2019")

Revenue. Revenue for fiscal 2020 was $383.5 million, compared to $412.6 million for fiscal 2019, a decrease of $29.1 million, or 7%. Our sales mix (excluding THS) in fiscal 2020 was 40% Greenfield and 60% MRO/UE, as compared to 49% Greenfield and 51% MRO/UE in fiscal 2019. Greenfield revenue is historically at or near 40% of our total revenue.
In fiscal 2020, US-LAM reportable segment revenue decreased $10.2 million or 6.2% compared to fiscal 2019 primarily attributable to a decrease in Greenfield project demand and a historical record comparable period in fiscal 2019. In fiscal 2020 our APAC segment revenue increased $3.8 million or 9.0% compared to fiscal 2019 and our Canadian segment revenue increased $1.0 million or less than 1.0% compared to fiscal 2019. These increases were primarily related to large Greenfield project deliveries from current and existing orders. In fiscal 2020, our EMEA segment revenue declined $23.7 million or 30.6% relative to a particularly strong fiscal 2019 period due to a decline in order rates in connection with the overall weakening of market conditions within Europe.
During the first half of fiscal 2020, we continued to experience revenue growth from the trajectory of a strong fiscal 2019. The decline in revenue began in the third quarter of fiscal 2020 and accelerated in the fourth quarter with the COVID-19 pandemic and the associated decline in the price of oil. As a supplier to critical infrastructure, we continue to operate and serve our customers despite the significant and rapid changes in the global economy due to the COVID-19 pandemic.

Gross profit and margin. Gross profit totaled $161.6 million in fiscal 2020, compared to $175.9 million in fiscal 2019, a decrease of $14.3 million, or 8%. Gross margins were 42.1% and 42.6% in fiscal 2020 and fiscal 2019, respectively. The lower gross profit in fiscal 2020 is primarily attributable to a $4.7 million charge, or increase in the cost of sales, recorded during the third and fourth quarters of fiscal 2020 for a one-time adjustment related to operational execution expenses (as described further in Note 14 to the consolidated financial statements included in Item 8).

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $106.2 million in fiscal 2020, compared to $102.5 million in fiscal 2019, an increase of $3.7 million, or 3.6%. As a percentage of total revenue, marketing, general and administrative and engineering costs were 27.7% and 24.8% in fiscal 2020 and fiscal 2019, respectively. The increase in fiscal 2020 marketing, general and administrative and engineering costs is attributable to general planned increases to address the growth of our business as experienced in fiscal 2019, offset in part by a decrease in the annual incentive plan expense.

In response to the COVID-19 pandemic, the Company has taken measures to reduce costs. During the first quarter of fiscal 2021, we implemented a reduction in employee headcount and expect to incur costs of approximately $2.8 million in related severance costs in such quarter.

Stock compensation expense. Stock compensation expense increased $0.8 million in fiscal 2020 over fiscal 2019 attributable to growth of the business and in the number of senior executives.

Amortization of intangible assets. Amortization of intangible assets was $17.8 million in fiscal 2020 and $20.8 million in fiscal 2019. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2019.

Interest expense, net. Interest expense, net totaled $14.0 million in fiscal 2020, compared to $15.5 million in fiscal 2019, a decrease of $1.5 million. The decrease in interest expense is due to substantial principal prepayments during fiscal 2020 on both the revolving credit facility and the term loan B credit facility. (see Note 11, "Long-Term Debt", to our consolidated financial statements included below in Item 8 of this annual report for further discussion)

Other income/(expense). Other expense was $1.6 million in fiscal 2020, compared to other income of $0.1 million in fiscal 2019, a comparative increase of expense of $1.7 million. The increase in other expense primarily relates to transactional foreign exchange losses and losses associated with our deferred compensation plan for certain high-level employees.

Income taxes. Income tax expense was $5.1 million in fiscal 2020, on pre-tax net income of $17.1 million compared to income tax expense of $10.0 million in fiscal 2019 on pre-tax net income of $33.1 million, a decrease of $4.9 million. Our effective tax rate was 30.1% and 30.0% in fiscal 2020 and fiscal 2019, respectively.

See Note 17, “Income Taxes,” to our audited consolidated financial statements included elsewhere in this annual report, for further detail on income taxes.

Net income available to Thermon Group Holdings, Inc. Net income available to the Company, after non-controlling interest, was $11.9 million in fiscal 2020 as compared to $22.8 million in fiscal 2019, a decrease of $10.9 million or 47.5%. The decrease in fiscal 2020 net income is primarily due to (i) a $14.3 million decrease in gross profit and (ii) a $4.5 million increase in marketing, general and administrative and engineering expense (inclusive of stock compensation expense) attributable to the growth of the business, offset in part by (iii) a $3.0 million decrease in amortization of intangibles, and (iv) a $4.8 million decrease in income tax expense.

Year Ended March 31, 2019 ("fiscal 2019") Compared to the Year Ended March 31, 2018 ("fiscal 2018")

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 12, 2019 for a discussion of the results of operations in fiscal 2019 as compared to fiscal 2018.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our significant contractual payment obligations as of March 31, 2020 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Variable rate term loan (1)	$176,000	$2,500	$5,000	$168,500	$—
Interest payments on variable rate term loan (2)	38,220	8,563	16,758	12,899	—
Operating lease obligations (3)	18,396	3,992	6,216	3,143	5,045
Information technology services agreements (4)	1,100	1,007	93	—	—
Total	$233,716	$16,062	$28,067	$184,542	$5,045

(1) Consists of quarterly scheduled principal payments under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $164.8 million due at maturity in October 2024. Please see Note 11, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.

(2) Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of March 31, 2020.

(3) We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities, in addition to certain offices of our affiliates.

(4) Represents the future annual service fees associated with certain information technology service agreements with several vendors.

Contingencies. We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
For information on legal proceedings, see Note 14, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 7.

To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2020, we had in place standby letters of credit, bank guarantees and performance bonds totaling $15.2 million to back our various customer contracts. Our Indian subsidiary also has $4.8 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures debt service needs and potential future acquisitions. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. At March 31, 2020, outstanding principal under the term loan B facility was $176.0 million and we had no outstanding borrowings under our revolving credit facility.

Subsequent to March 31, 2020, we drew down under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic and volatility in commodity markets. In April 2020, we made several draws on our revolving credit facility resulting in a total of $41.4 million (including $4.0 million in letters of credit) in outstanding borrowings and approximately $18.6 million of remaining borrowing capacity (subject to the borrowing base) under our revolving credit facility, in each case as of April 30, 2020. The current interest rate as of April 30, 2020 for borrowings under our revolving credit facility is approximately 2.9%.

Cash and cash equivalents. At March 31, 2020, we had $43.2 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $20.8 million, or 48%, of these amounts were held in domestic accounts with various institutions and approximately $22.4 million, or 52%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 11, “Long-Term Debt—Senior Secured Credit Facility” to our consolidated financial statements and accompanying notes thereto included in Item 8 below of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 2. At March 31, 2020, we had no outstanding borrowings under our revolving credit facility and $56.0 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $4.0 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations. As noted above, subsequent to March 31, 2020, we made several draws on our revolving credit facility resulting in a total of $41.4 million (including $4.0 million in letters of credit) in outstanding borrowings as of April 30, 2020 as a precautionary measure in light of the COVID-19 pandemic and recent volatility in commodity markets.
As of March 31, 2020, we had $176.0 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $164.8 million due at maturity of the term loan in October 2024. During the fiscal year ended March 31, 2020, we made voluntary debt prepayments of principal on the term loan B facility of $28.0 million. From time to time, we may choose to make unscheduled and additional prepayments of principal on the term loan B based on available cash flows.
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

Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of March 31, 2020, we were in compliance with all financial covenants of the credit facility.

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

In fiscal 2020, we invested $10.9 million in capital expenditures. TPS purchased $4.4 million in property, plant and equipment, primarily related to leased equipment, of which $0.6 million was sold to customers. We invested $1.6 million in the implementation of our enterprise resource planning (“ERP”) software and other internally developed software. We invested $5.5 million in upgrading various buildings and manufacturing equipment and annual investments in technology, furniture and fixture replacements, and capital maintenance. Going forward, we expect to decrease our investment in capital expenditures to approximately $4.0 million for the fiscal year ending March 31, 2021 in response to the COVID-19 coronavirus pandemic. During the fiscal year ending March 31, 2021, we expect to invest approximately $2.2 million in equipment used in our manufacturing facilities, and in land and building improvements. The remaining amount primarily relates to investments in computers and technology equipment to support our business. We will continue to invest in building portable power solutions used as rentals by our TPS business based on market demand.

Year Ended March 31, 2020 ("fiscal 2020") Compared to the Year Ended March 31, 2019 ("fiscal 2019")

Net cash provided by operating activities totaled $70.7 million for fiscal 2020 compared to $23.2 million for fiscal 2019, an increase of $47.5 million. The increase was primarily attributable to a $56.6 million increase in cash provided by working capital accounts partially offset by a decrease of $11.2 million in net income.
Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a source of cash of $20.2 million and a use of cash of $30.3 million in fiscal 2020 and fiscal 2019 respectively, an increase in the source of cash of $50.5 million in fiscal 2020. During fiscal 2020, as compared to fiscal 2019 accounts receivable decreased due to the seasonality of the business and the timing of the conversion of contract assets to accounts receivable, representing a source of cash of $9.4 million and a use of cash of $14.5 million, respectively. Contract assets represented a source of cash of $12.2 million and a use of cash of $12.0 million in fiscal 2020 and fiscal 2019, respectively, which is primarily attributed to timing of billings on our projects. In fiscal 2020, our inventory balance decreased as compared to fiscal 2019 due to planned consumption of inventory levels, representing a source of cash of $1.4 million for fiscal 2020 and a use of cash of $3.4 million in fiscal 2019.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $3.1 million and $4.1 million in fiscal 2020 and fiscal 2019, respectively, a decrease in the use of cash of $1.0 million. The decrease in the use of cash in fiscal 2020 is primarily due to the timing of vendor payments and our annual incentive program accrual. Changes in our income taxes payable and receivable balances represented a source of cash of $0.9 million in fiscal 2020 and a use of cash of $6.1 million in fiscal 2019.

Net cash used in investing activities totaled $10.0 million for fiscal 2020 compared to $10.1 million for fiscal 2019, a decrease of $0.1 million in the use of cash. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business.

Net cash used in financing activities totaled $46.5 million in fiscal 2020, compared to $14.1 million for fiscal 2019, a comparative increase of $32.4 million cash used in financing activities which is primarily attributable to principal prepayments on our credit facilities during fiscal 2020. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt.

Year Ended March 31, 2019 ("fiscal 2019") Compared to the Year Ended March 31, 2018 ("fiscal 2018")

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 12, 2019 for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2019 as compared to fiscal 2018.

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

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 "Leases", which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. Effective April 1, 2019, the Company adopted the amended guidance. Please refer to Note 3 "Leases" of our consolidated financial statements included below in Item 8 of this annual report for further discussion, including the impact the adoption had on our consolidated financial statements.

Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers", which significantly amended the existing revenue recognition requirements and guidance. Effective April 1, 2018, the Company adopted the amended guidance. Please refer to Note 4 "Revenue from Contracts with Customers" of our consolidated financial statements included below in Item 8 of this annual report for further discussion, including the impact the adoption had on our consolidated financial statements.

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

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $0.8 million and $1.0 million as of March 31, 2020 and 2019, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Net realizable value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $2.0 million and $2.1 million at March 31, 2020 and 2019, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

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

Valuation of long-lived, goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments, we have six reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets; and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. Our goodwill impairment assessment of our reporting units utilizes the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. The most significant inputs in the Company's goodwill impairment test are the projected financial information, the weighted average cost of capital and market multiples for similar transactions. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value. In fiscal 2020, 2019 and 2018, the Company determined that no impairment of goodwill existed.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the estimated fair value and is recorded in the period the determination was made. In fiscal 2020, 2019 and 2018, the Company determined that no impairment of long-lived assets existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark, then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2020, 2019 and 2018.

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

Recent Accounting Pronouncements

Leases - In February 2016, the FASB issued Accounting Standard Update 2016-02 “Leases” (“ASC Topic 842”), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2019. Please refer to Note 3 "Leases" for further discussion, including the impact the adoption had on our consolidated financial statements.

Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial Instruments- Credit Losses” (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate that this will have a material impact to our consolidated financial statements.

Intangibles- In January 2017, the FASB issued Accounting Standards Update 2017-04 “Intangibles - Goodwill and other” (“ASC Topic 350”), which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. we plan on adopting the amended guidance on April 1, 2020 for the fiscal year ending March 31, 2021. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

Non-GAAP Financial Measures

Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," and "Free cash flow," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share (or "EPS") represents net income attributable to Thermon before costs related to the consolidation of our operating footprint in Canada, acceleration of unamortized debt costs, the tax benefit from income tax rate reductions in certain foreign jurisdictions, amortization of intangible assets, and the income tax effect on any non-tax adjustments, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, income attributable to non-controlling interests and costs related to the consolidation of our operating footprint in Canada. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment and proceeds from sales of land and buildings.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
	2020	2019	2018
Net income available to Thermon Group Holdings, Inc.	$11,938	$22,756	$11,913
Interest expense, net	14,027	15,476	8,754
Income tax expense	5,142	9,973	5,170
Depreciation and amortization	28,275	29,965	24,420
EBITDA	$59,382	$78,170	$50,257
Stock-based compensation	4,960	4,148	3,519
Income attributable to non-controlling interest in Sumac	(2)	413	1,306
Consolidation of operating footprint in Canada	—	757	—
THS acquisition related foreign exchange losses	—	—	5,594
THS acquisition related expenses	—	—	4,093
Adjusted EBITDA	$64,340	$83,488	$64,769

The following table reconciles net income to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2020	2019	2018
Net income available to Thermon Group Holdings, Inc.	$11,938	$22,756	$11,913
Consolidation of operating footprint in Canada	—	757	—
THS acquisition related expense	—	—	4,093
THS acquisition related foreign exchange losses	—	—	5,594
Tax reform related expense	—	—	1,014
Acceleration of unamortized debt costs	756	394	880
Tax benefit for impact of rate reduction in foreign jurisdictions	(1,231)	—	—
Release of deferred tax liability for undistributed foreign earnings and uncertain tax positions	—	—	(554)
Amortization of intangible assets	17,773	20,771	16,458
Tax effect of financial adjustments	(4,447)	(5,499)	(6,947)
Adjusted net income (non-GAAP) (1)	$24,789	$39,179	$32,451

Adjusted-fully diluted earnings per common share (non-GAAP) (1)	$0.75	$1.19	$0.99

Fully-diluted common shares - non-GAAP basis (thousands)	33,149	33,054	32,797

(1) The Company presents non-GAAP Adjusted Net Income and non-GAAP Adjusted EPS to include the impact of intangible amortization.

The following table reconciles cash provided by operating activities to Free cash flow for the periods presented:

	Year Ended March 31,
	2020	2019	2018
Cash provided by operating activities	$70,726	$23,227	$22,913
Less: Purchases of property, plant and equipment, net of rental equipment sales	(10,855)	(12,036)	(10,008)
Plus: Sale of rental equipment	603	981	936
Plus: Proceeds from sales of land and buildings	242	33	13
Free cash flow provided	$60,716	$12,205	$13,854

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 59% of our fiscal 2020 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South African Rand, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2020 and 2019, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $9.8 million and $7.4 million, respectively.

During fiscal 2020, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.2 million for fiscal 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $1.5 million for fiscal 2020. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.1 million for fiscal 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.2 million for fiscal 2020.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transactions on our consolidated statements of operations were losses of $0.6 million and gains of $0.2 million in fiscal 2020 and fiscal 2019, respectively.

Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2020, we estimate that our sales were negatively impacted by $5.0 million when compared to foreign exchange translation rates that were in effect in fiscal 2019. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In fiscal 2020, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were losses of $15.5 million in fiscal 2020 and losses of $13.2 million in fiscal 2019. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $54.6 million with our wholly-owned Canadian subsidiary, Thermon Canada. See Note 2, “Fair Value Measurements” to our consolidated financial statements included below in Item 8 of this annual report for further information regarding our cross currency swap.

Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan B credit facility was 5.33% as of March 31, 2020. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.

As of March 31, 2020, we had $176.0 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.7 million increase or decrease in our annual interest expense. As of March 31, 2020, we had no outstanding principal under our revolving credit facility.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 1, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842).
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the adoption of ASU 2016-02, “Leases” (Topic 842)
As discussed in Note 3 to the consolidated financial statements, the Company adopted Topic 842, on April 1, 2019, using the modified retrospective method. On adopting Topic 842, the Company recorded right-of-use assets and lease liabilities for substantially all of its existing operating leases. The Company did not elect either the package of practical expedients or the use of hindsight in transition.

We identified the evaluation of the Company’s adoption of Topic 842 as a critical audit matter. Evaluating the Company’s application of the Topic 842 transition guidance and assessing the amounts at which the lease assets and liabilities were recognized and disclosed required subjective auditor judgment. Specifically, a high degree of auditor judgment was required to evaluate the sufficiency of audit evidence related to 1) determining that the lease population at adoption was complete and accurate, 2) the Company’s application of the non-separation of lease and non-lease components and short-term lease practical expedients, and 3) transition-related disclosures. In addition, evaluating whether the Company properly aggregated all of its leases recorded in the local accounting records of the Company’s subsidiaries in its adoption accounting was complex.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s adoption of Topic 842 process, including controls over the completeness and accuracy of the lease population at adoption, application of non-separation of lease and non-lease components and short-term lease practical expedients, and transition-related disclosures.
In addition, for a sample of leases at adoption, we tested that the key inputs into lease classification and measurement were appropriate and that those leases were classified and measured appropriately under Topic 842, as well as that the non-separation of lease and non-lease components and short-term lease practical expedients were applied properly. We also tested the completeness of the adoption date lease population by examining possible sources of existing leases such as service and supply contracts. Lastly, we tested the manual compilation of the underlying data used in the determination of the account balances and assessed the propriety of the transition-related disclosures included in the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Austin, Texas
June 1, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Thermon Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated June 1, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Austin, Texas
June 1, 2020

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, except share and per share data)

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018

Sales	$383,486	$412,642	$308,609
Cost of sales	221,848	236,702	164,798
Gross profit	161,638	175,940	143,811
Operating expenses:
Marketing, general and administrative and engineering	111,202	106,660	94,615
Amortization of intangible assets	17,773	20,771	16,458
Income from operations	32,663	48,509	32,738
Other income/(expenses):
Interest income	252	238	606
Interest expense	(14,279)	(15,714)	(8,984)
Loss on extinguishment of debt	—	—	(376)
Other income/(expense)	(1,558)	109	(5,595)
Income before provision for income taxes	17,078	33,142	18,389
Income tax expense	5,142	9,973	5,170
Net income	11,936	23,169	13,219
Income (loss) attributable to non-controlling interests	(2)	413	1,306
Net income available to Thermon Group Holdings, Inc.	$11,938	$22,756	$11,913
Other comprehensive income (loss):
Net income available to Thermon Group Holdings, Inc.	$11,938	$22,756	$11,913
Foreign currency translation adjustment	(15,485)	(13,233)	12,030
Derivative valuation, net of tax	—	—	34
Other	540	825	(270)
Total comprehensive income (loss)	$(3,007)	$10,348	$23,707
Net income per common share:
Basic	$0.36	$0.70	$0.37
Diluted	0.36	0.69	0.36
Weighted-average shares used in computing net income per common share:
Basic	32,760,327	32,568,541	32,423,581
Diluted	33,148,670	33,054,304	32,797,351

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2020	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$43,237	$31,402
Accounts receivable, net of allowance for doubtful accounts of $834 and $987 as of March 31, 2020 and 2019, respectively	92,478	105,323
Inventories, net	60,273	64,890
Contract assets	10,194	26,454
Prepaid expenses and other current assets	9,219	7,320
Income tax receivable	2,535	4,389
Total current assets	217,936	239,778
Property, plant and equipment, net of depreciation and amortization of $43,550 and $38,414 as of March 31, 2020 and 2019, respectively	72,542	74,955
Goodwill	197,978	204,995
Intangible assets, net	104,546	126,596
Operating lease right-of-use assets	16,637	—
Deferred income taxes	2,904	3,829
Other long term assets	8,362	5,609
Total assets	$620,905	$655,762
Liabilities and equity
Current liabilities:
Accounts payable	$25,070	$22,705
Accrued liabilities	23,757	27,848
Current portion of long term debt	2,500	2,500
Borrowings under revolving credit facility	—	11,225
Contract liabilities	4,538	6,814
Lease liabilities	3,553	235
Income taxes payable	1,217	1,961
Total current liabilities	60,635	73,288
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $4,447 and $6,271 as of March 31, 2020 and 2019, respectively	169,053	197,729
Deferred income taxes	22,245	28,139
Non-current lease liabilities	15,571	386
Other non-current liabilities	6,962	7,271
Total liabilities	274,466	306,813
Equity
Common stock: $.001 par value; 150,000,000 authorized; 32,916,818 and 32,624,200 shares issued and outstanding at March 31, 2020 and 2019, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	227,741	223,040
Accumulated other comprehensive loss	(63,894)	(48,949)
Retained earnings	182,559	170,621
Total Thermon Group Holdings, Inc. shareholders' equity	346,439	344,745
Non-controlling interests	—	4,204
Total equity	346,439	348,949
Total liabilities and equity	$620,905	$655,762

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(Dollars in Thousands, except share and per share data)

	Common Stock Outstanding		Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2017	32,365,553		$32	$219,284	$136,899	$4,622	$(48,335)	$312,502
Issuance of common stock in exercise of stock options	42,636		—	300	—	—	—	300
Issuance of restricted stock as deferred compensation to employees and directors	20,216		—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	43,445		—	—	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	20,489		—	—	—	—	—	—
Stock compensation expense	—		—	3,519	—	—	—	3,519
Excess tax deduction from stock options	—		—	(481)	—	—	—	(481)
Net income available to Thermon Group Holdings, Inc.	—		—	—	11,913	—	—	11,913
Foreign currency translation adjustment	—		—	—	—	—	12,030	12,030
Interest rate swap	—		—	—	—	—	34	34
Other	—		—	—	—	—	(270)	(270)
Income attributable to non-controlling interests	—		—	—	—	1,306	—	1,306
Balances at March 31, 2018	32,492,339		$32	$222,622	$148,812	$5,928	$(36,541)	$340,853
Issuance of common stock in exercise of stock options	37,906		—	396	—	—	—	396
Issuance of common stock as deferred compensation to directors	20,064		—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	51,775		1	—	—	—	—	1
Issuance of common stock as deferred compensation to executive officers	22,116		—	—	—	—	—	—
Stock compensation expense	—		—	4,148	—	—	—	4,148
Repurchase of employee stock units on vesting	—		—	(598)	—	—	—	(598)
Net income available to Thermon Group Holdings, Inc.	—		—	—	22,756	—	—	22,756
Foreign currency translation adjustment	—		—	—	—	—	(13,233)	(13,233)
Other	—		—	—	—	—	825	825
Remeasurement of non-controlling interest	—		—	(3,528)	—	3,528	—	—
Purchase of non-controlling interest	—	—	—	—	—	(5,665)	—	(5,665)
Distribution to non-controlling interest	—		—	—	(947)	—	—	(947)
Income attributable to non-controlling interests	—		—	—	—	413	—	413
Balances at March 31, 2019	32,624,200		$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	159,062		—	1,016	—	—	—	1,016
Issuance of common stock as deferred compensation to directors	26,608		—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	59,570		—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	47,378		—	—	—	—	—	—
Stock compensation expense	—		—	4,960	—	—	—	4,960
Repurchase of employee stock units on vesting	—		—	(969)	—	—	—	(969)
Net income available to Thermon Group Holdings, Inc.	—		—	—	11,938	—	—	11,938
Foreign currency translation adjustment	—		—	—	—	—	(15,485)	(15,485)
Other	—		—	—	—	—	540	540
Remeasurement of non-controlling interest	—		—	(306)	—	306	—	—
Purchase of non-controlling interest	—		—	—	—	(4,508)	—	(4,508)
Income attributable to non-controlling interests	—		—	—	—	(2)	—	(2)
Balances at March 31, 2020	32,916,818		$33	$227,741	$182,559	$—	$(63,894)	$346,439
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Operating activities
Net income	$11,936	$23,169	$13,219
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,275	29,965	24,420
Amortization of debt costs	1,885	1,756	1,657
Amortization of inventory step-up	—	170	869
Loss on extinguishment of debt	—	—	376
Stock compensation expense	4,960	4,148	3,519
Deferred income taxes	(3,737)	(5,552)	(11,337)
Long term cross currency swap loss/(gain)	(2,580)	(3,313)	1,540
Reserve (release) for uncertain tax positions	(408)	1,136	—
Remeasurement loss/(gain) on intercompany balances	6,169	4,147	(773)
Changes in operating assets and liabilities:
Accounts receivable	9,449	(14,541)	(13,818)
Inventories	1,407	(3,432)	(9,059)
Contract assets	12,220	(11,990)	(6,067)
Other current and non-current assets	(2,915)	(370)	(1,627)
Accounts payable	3,407	(21)	2,003
Accrued liabilities and non-current liabilities	(284)	4,076	13,950
Income taxes payable and receivable	942	(6,121)	4,041
Net cash provided by operating activities	$70,726	$23,227	$22,913
Investing activities
Purchases of property, plant and equipment	$(10,855)	$(12,036)	$(10,008)
Sales of rental equipment	603	981	936
Proceeds from the sale of property, plant and equipment	242	33	13
Cash paid for acquisitions, net of cash acquired	—	—	(202,693)
Purchase of investments	—	—	(8,123)
Proceeds from the sale of investments	—	952	53,406
Net cash used in investing activities	$(10,010)	$(10,070)	$(166,469)
Financing activities
Proceeds from senior secured notes	$—	$—	$250,000
Payments on long term debt and revolving credit facility	(51,883)	(40,323)	(116,000)
Proceeds from revolving credit facility	10,000	33,241	10,000
Issuance costs associated with debt financing	—	—	(9,698)
Purchase of shares from non-controlling interests	(4,508)	(5,665)	—
Distribution to non-controlling interest	—	(947)	—
Lease financing	(196)	(205)	(264)
Issuance of common stock including exercise of stock options	1,016	396	383
Repurchase of employee stock units on vesting	(969)	(598)	(481)
Net cash provided by (used in) financing activities	$(46,540)	$(14,101)	$133,940
Effect of exchange rate changes on cash and cash equivalents	(2,011)	(1,542)	1,651
Change in cash and cash equivalents	$12,165	$(2,486)	$(7,965)
Cash, cash equivalents and restricted cash at beginning of period	33,841	36,327	44,292
Cash, cash equivalents and restricted cash at end of period	$46,006	$33,841	$36,327
Cash paid for interest and income taxes
Interest	$12,397	$13,959	$7,348
Income taxes paid	12,614	22,260	7,728
Income tax refunds received	4,842	900	818
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share and per share data)
March 31, 2020

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. The ownership of non-controlling investors is recorded as non-controlling interests. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 59%, 63% and 55%, of the Company's consolidated sales for fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and 61% and 65%, of the Company's consolidated total assets at March 31, 2020 and 2019, respectively.

Segment Reporting

We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired Thermon Heating Systems (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp, IPI and Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”). THS develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. TPS provides temporary power products that differ from our core thermal solutions business. As operating results from TPS comprises less than 10% of our total sales and operating income, Sumac has been aggregated in our Canada segment. See Note 18, "Segment Information" for financial data relating to our four reportable geographic segments.

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

Restricted Cash

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

	March 31,
	2020	2019	2018
Cash and cash equivalents	$43,237	$31,402	$33,879
Restricted cash included in prepaid expenses and other current assets	2,421	1,624	1,703
Restricted cash included in other long term assets	348	815	745
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$46,006	$33,841	$36,327

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

The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $834 and $987 as of March 31, 2020 and 2019, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2017	$518
Additions to reserve	787
Write-off of uncollectible accounts	(74)
Balance at March 31, 2018	1,231
Additions to reserve	354
Write-off of uncollectible accounts	(598)
Balance at March 31, 2019	987
Additions to reserve	674
Write-off of uncollectible accounts	(827)
Balance at March 31, 2020	$834

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers, which significantly amended the existing revenue recognition requirements and guidance. Effective April 1, 2018, the Company adopted the amended guidance. Please refer to Note 4 "Revenue from Contracts with Customers" for additional information.
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

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as four reportable segments based on four geographic countries or regions. Within these four reportable segments we have six reporting units, each of which is assessed for potential impairments. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a potential decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test. In the first step of the goodwill impairment test, the reporting unit's carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the "implied fair value" requires us to allocate the estimated value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge will be recorded. In fiscal 2020, 2019 and 2018, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2020, 2019 and 2018.

Debt Issuance Costs

The Company defers the costs associated with debt and financing arrangements. These costs are amortized over the life of the loan or financing as interest expense. Additionally, for any unscheduled principle payments the Company will record additional deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2020, fiscal 2019 and fiscal 2018 were $1,885, $1,756 and $1,657, respectively.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the estimated fair value and is recorded in the period the determination was made. In fiscal 2020, 2019 and 2018 the Company determined that no impairment of long-lived assets existed.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general and administrative and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed for fiscal 2020, fiscal 2019 and fiscal 2018 were $8,378, $6,289 and $5,240, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of sales and freight collections from customers is included as part of sales.

Economic Dependence

As of March 31, 2020 and March 31, 2019, no one customer represented more than 10% of the Company's accounts receivable balance. In fiscal 2020, fiscal 2019 or fiscal 2018, no one customer represented more than 10% of sales.

Recent Accounting Pronouncements

Leases- In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (“ASC Topic 842”), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2019. Please refer to Note 3 "Leases" for further discussion, including the impact the adoption had on our consolidated financial statements.

Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 Financial Instruments- Credit Losses (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate that this will have a material impact to our consolidated financial statements.

Intangibles- In January 2017, the FASB issued Accounting Standards Update 2017-04 Intangibles - Goodwill and other (“ASC Topic 350”), which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We plan on adopting the amended guidance on April 1, 2020 for the fiscal year ending March 31, 2021. We are currently evaluating the requirements of the standard and have not yet determined its impact on our consolidated financial statements.

2. Fair Value Measurements
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2020 and 2019, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value follows:

	March 31, 2020		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$176,000	$150,480	$206,500	$206,500	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$—	$—	$11,225	$11,225	Level 2 - Market Approach

At March 31, 2020 and 2019, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2. The Company believes the decline in fair value as of March 31, 2020 is temporary due to the COVID-19 pandemic. The fair value of our revolving line of credit as of March 31, 2019 approximates its carrying value as we pay interest based on the current market rate.

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

Cross Currency Swap
The Company has entered into a long-term cross currency swap to hedge the currency rate fluctuations related to a $54,603 intercompany receivable at March 31, 2020 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815, Derivatives and Hedging ("ASC 815"). At March 31, 2020, we recorded $2,502 of unrealized mark-to-market gains on the cross-currency swap which is reported as "Other income and expense", in the consolidated statements of operations and comprehensive income. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge assets in the amount of $4,011 and $1,768 were included in "Other long term assets" in the consolidated balance sheet at March 31, 2020 and 2019, respectively. For the twelve months ended March 31, 2020, the gain on the long-term cross currency swap derivative contract was offset by unrealized losses on the intercompany note of $2,539 for a net loss of $37.

Deferred Compensation Plan Assets
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” at March 31, 2020 and March 31, 2019 were $2,849 and $1,557, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $2,886 and $1,520 included in “Other long-term liabilities” in the consolidated balance sheets at March 31, 2020 and March 31, 2019, respectively. Please refer to Note 13 "Employee Benefits" for further discussion.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2020 and 2019, the notional amounts of forward contracts were as follows:

Notional amount of foreign exchange forward contracts by currency
	March 31, 2020	March 31, 2019
Russian Ruble	$1,103	$—
Euro	500	—
Canadian Dollar	1,500	1,500
South Korean Won	3,500	2,000
Mexican Peso	2,000	—
Australian Dollar	700	900
Great Britain Pound	500	3,000
Total notional amounts	$9,803	$7,400

	March 31, 2020		March 31, 2019
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$140	$49	$8	$53

Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were losses of $437, $125 and $96 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. Our net foreign currency losses were $580, $228, and $5,725 for fiscal 2020, fiscal 2019, and fiscal 2018, respectively. Foreign currency gains and losses are recorded within other expense in our consolidated statements of operations and comprehensive income.

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
The Company adopted ASC Topic 842 and its amendments and applied the transition provisions as of April 1, 2019. Prior year amounts were not recast under the modified retrospective method and, therefore, prior year amounts are excluded from the leased properties footnote. The Company did not elect the package of practical expedients permitted under the transition guidance, which allows companies to carry forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. Lease expense related to manufacturing facilities is included in overhead absorption rates and allocated to cost of sales. The Company elected the practical expedient to combine lease and non-lease components for all asset classes.
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

We lease temporary power products produced by our Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”) division to our customers on a short-term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. As such, lease revenues for temporary power products recognized under ASC Topic 842 in fiscal 2020 did not materially differ from leases that would have been recorded under ASC Topic 840.
Variable Lease Payments
A majority of our lease agreements include fixed rental payments. A small number of our lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index (“CPI”). Payments based on an index or rate such as CPI are included in the lease payments based on the commencement date index or rate. Estimated changes to the index or rate during the lease term are not considered in the determination of the lease payments.
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Many of our Europe, Middle East and Africa (“EMEA”) operations and Asia-Pacific operations borrow funds from the debt facilities maintained by our U.S. operating subsidiary and establish intercompany balances to account for these loans. This practice is due to the more preferential rates available to our U.S. operating subsidiary and/or the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases that commenced during the year ended March 31, 2020, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	March 31, 2020
Weighted average remaining lease term
Operating	6.2
Finance	3.4

Weighted average discount rate
Operating	4.82%
Finance	6.98%

Supplemental balance sheet information related to leases was as follows:

Assets	Classification	March 31, 2020
Operating	Operating lease right-of-use assets	$16,637
Finance	Property, plant and equipment	695
Total right-of-use assets		$17,332

Liabilities
Current
Operating	Lease liabilities	$3,352
Finance	Lease liabilities	201
Non-current
Operating	Non-current lease liabilities	15,060
Finance	Non-current lease liabilities	511
Total lease liabilities		$19,124

Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Twelve Months Ended March 31, 2020
Operating lease expense	Marketing, general and administrative and engineering	$3,835

Finance lease expense:
Amortization of ROU assets	Marketing, general and administrative and engineering	266
Interest expense on finance lease liabilities	Interest expense	41

Short-term lease expense	Marketing, general and administrative and engineering	1,117
Net lease expense		$5,259

Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Twelve Months Ended March 31, 2020
Operating cash used for operating leases	$3,523
Operating cash flows used for finance leases	41
Financing cash flows used for finance leases	259

Future lease payments under non-cancellable operating leases as of March 31, 2020 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending March 31,
2020	$4,300	$241
2021	3,957	198
2022	3,491	150
2023	2,263	127
2024	1,811	78
Thereafter	6,150	—
Total lease payments	$21,972	$794
Less imputed interest	(3,559)	(83)
Total lease liability	$18,413	$711

4. Revenue from Contracts with Customers
On April 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606") using the modified retrospective method and applying ASC Topic 606 to all revenue contracts with customers which were not completed as of the date of adoption. Results for reporting periods beginning after April 1, 2018 are presented under ASC Topic 606. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under Accounting Standards Codification Topic 605, Revenue Recognition (“ASC Topic 605”). As a result of the adoption, the cumulative impact to our retained earnings at April 1, 2018 was immaterial. We expect the impact of the adoption of the new standard to continue to be immaterial to revenues and net income on an ongoing basis.
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

Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 59.6% and 60.0% of revenue for the fiscal year ended March 31, 2020 and 2019, respectively.

Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 40.4% and 40.0% of revenue for the fiscal year ended March 31, 2020 and March 31, 2019, respectively.

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

For revenue recognized under fixed fee turnkey contracts, we measure the costs incurred that contribute towards the satisfaction of our performance obligation as a percentage of the total cost of production (the “cost-to-cost method”), and we recognize a proportionate amount of contract revenue, as the cost-to-cost method appropriately depicts performance towards satisfaction of the performance obligation. Changes to the original cost amount may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profits are adjusted using the cumulative catch-up method for revisions in estimated contract costs. Reviews of estimates have not resulted in significant adjustments to our results of operations.

At March 31, 2020, revenues associated with our open performance obligations totaled $105,445, representing our combined backlog and deferred revenue. Within this amount, approximately $18,631 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months.

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

Contract Assets and Liabilities

Contract assets and liabilities are presented on our consolidated balance sheet. Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. In addition, contract assets contain labor and material costs incurred under our time and material service contracts that have not been billed to the customer. Contract liabilities represent deferred revenue from advanced customer payments or billings in excess of costs incurred or revenue earned. The Company invoices customers pursuant to the terms of their related contract. Invoiced amounts are applied to individual contracts and an associated amount is either classified as a contract asset or contract liability depending on whether the revenue associated with the amounts billed had been earned (contract asset) or not (contract liability).

As of March 31, 2020 and 2019, contract assets were $10,194 and $26,454, respectively. The $16,260 decrease in contract assets from March 31, 2019 to March 31, 2020 was attributable to the completion of certain large projects in the United States and Latin America resulting in contract assets being invoiced to the customer. There were no impairment losses recognized on our contract assets for the twelve months ended March 31, 2020 and 2019. As of March 31, 2020 and 2019, contract liabilities were $4,538 and $6,814, respectively. The majority of contract liabilities at March 31, 2019 was recognized in revenue as of March 31, 2020.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenues from contracts with customers for fiscal 2020 and 2019 are as follows:

	Fiscal Year Ended March 31, 2020			Fiscal Year Ended March 31, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$72,334	$83,131	$155,465	$71,865	$93,783	$165,648
Canada	106,577	21,787	128,364	102,997	24,395	127,392
Europe, Middle East and Africa	31,028	22,734	53,762	46,210	31,298	77,508
Asia-Pacific	18,558	27,337	45,895	26,534	15,560	42,094
Total revenues	$228,497	$154,989	$383,486	$247,606	$165,036	$412,642

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
The reconciliations of the denominators used to calculate basic net income per common share and diluted net income per common share for fiscal 2020, fiscal 2019, and fiscal 2018, respectively, is as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$11,938	$22,756	$11,913
Weighted-average common shares outstanding	32,760,327	32,568,541	32,423,581
Basic net income per common share	$0.36	$0.70	$0.37

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$11,938	$22,756	$11,913
Weighted-average common shares outstanding	32,760,327	32,568,541	32,423,581
Common share equivalents:
Stock options issued	134,777	235,802	218,693
Restricted and performance stock units issued	253,566	249,961	155,077
Weighted average shares outstanding – dilutive	33,148,670	33,054,304	32,797,351
Diluted net income per common share	$0.36	$0.69	$0.36

For the year ended March 31, 2018, 76,205 equity awards were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.

6. Inventories
Inventories consisted of the following at March 31:

	2020	2019
Raw materials	$31,300	$32,892
Work in process	5,317	5,696
Finished goods	25,701	28,501
	62,318	67,089
Valuation reserves	(2,045)	(2,199)
Inventories, net	$60,273	$64,890

The following table summarizes the annual changes in our valuation reserve accounts:

Balance at March 31, 2017	$1,329
Additions in reserve	721
Charged to reserve	27
Balance at March 31, 2018	2,077
Additions in reserve	166
Charged to reserve	(44)
Balance at March 31, 2019	2,199
Additions in reserve	172
Charged to reserve	(326)
Balance at March 31, 2020	$2,045

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2020	2019*
Land, buildings and improvements	$53,060	$54,294
Machinery and equipment	38,880	28,567
Office furniture and equipment	15,587	22,596
Internally developed software	5,793	4,917
Construction in progress	2,772	2,995
Property, plant and equipment at cost	116,092	113,369
Accumulated depreciation	(43,550)	(38,414)
Property, plant and equipment, net	$72,542	$74,955

*Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications had no effect on the reported results in the consolidated balance sheets or statements of cash flows.

Depreciation expense was $10,502, $9,194 and $7,962, in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Included within depreciation expense was amortization of internally developed software of $790, $479, and $495, in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

8. Goodwill and Other Intangible Assets

The carrying amount of goodwill for all reporting segments as of March 31, 2020, 2019 and 2018 is as follows:

	United States	Canada	Europe	Asia	Total
Balance as of March 31, 2018	$52,016	$128,767	$21,159	$8,624	$210,566
Allocation of goodwill	10,709	(10,709)		—	—
Purchase price adjustment	—	481	—	—	481
Foreign currency translation impact	—	(4,157)	(1,895)	—	(6,052)
Balance as of March 31, 2019	$62,725	$114,382	$19,264	$8,624	$204,995
Foreign currency translation impact	—	(6,643)	(374)	—	(7,017)
Balance as of March 31, 2020	$62,725	$107,739	$18,890	$8,624	$197,978

We consider the recent decline in our business, which management believes is attributable to lower oil prices as a result of the COVID-19 pandemic, to be an indicator of potential asset impairments in our reporting units. In the fourth quarter of fiscal 2020, we performed our annual goodwill and tangible impairment assessments including our indefinite life trademarks. We analyzed our reporting units utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. The impairment test for indefinite life trademarks utilized a relief from royalty analysis based on the cash flow streams attributable to the Thermon trademark. Based on the goodwill and assets impairment assessment, the estimated fair value of our reporting units exceeded the carrying value. As such, there was no impairment of goodwill, assets or our indefinite life trademarks as of the respective reporting periods. The most significant inputs in the Company's impairment test are the projected financial information, the weighted average cost of capital and market multiples for similar transactions. If the overall economic conditions, energy market or factors specific to the Company deteriorate further, it could negatively impact the Company's future impairment tests. We will continue to monitor our reporting unit's goodwill and asset valuations and test for potential impairments until the overall market conditions improve.

Our total intangible assets at March 31, 2020, and 2019 consisted of the following:

	Gross Carrying Amount at March 31, 2020	Accumulated Amortization	Net Carrying Amount at March 31, 2020	Gross Carrying Amount at March 31, 2019	Accumulated Amortization	Net Carrying Amount at March 31, 2019
Products	$58,722	$14,193	$44,529	$62,343	$8,832	$53,511
Trademarks	43,865	1,273	42,592	44,819	1,052	43,767
Developed technology	9,564	4,758	4,806	9,854	4,464	5,390
Customer relationships	105,912	93,729	12,183	110,802	87,319	23,483
Certifications	436	—	436	445	—	445
Other	—	—	—	5,742	5,742	—
Total	$218,499	$113,953	$104,546	$234,005	$107,409	$126,596

Trademarks and certifications have indefinite lives with the exception of IPI and Unitemp trademarks, which have gross carrying amounts of $1,820 and $314, respectively, that are subject to amortization. The useful life of the trademarks amortized is estimated at 8 years. Developed technology, products, customer relationships and other intangible assets have estimated lives of 20 years, 10 years, 10 years and 6 years, respectively. The weighted average useful life for the group is 12 years. Customer relationships intangibles associated with THS, with a gross carrying amount of $58,722, have a useful life of 17 years. Portions of intangible assets are valued in foreign currencies; accordingly changes in indefinite life intangible assets at March 31, 2020 and 2019 were the result of foreign currency translation adjustments.

The Company recorded amortization expense of $17,773, $20,771, and $16,458 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively for intangible assets. Annual amortization of intangible assets for the next five years and thereafter will approximate the following:

2021	$8,952
2022	7,949
2023	7,946
2024	7,266
2025	6,941
Thereafter	23,327
Total	$62,381

9. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2020	March 31, 2019
Accrued employee compensation and related expenses	$12,542	$18,109
Accrued interest	782	1,172
Customer prepayment	357	783
Warranty reserve	477	365
Professional fees	2,086	2,326
Sales tax payable	2,423	2,185
Other	5,090	2,908
Total accrued current liabilities	$23,757	$27,848

10. Short-Term Revolving Credit Facilities

Under the Company’s senior secured revolving credit facility described below in Note 11, “Long-Term Debt,” the Company had no outstanding borrowings at March 31, 2020 and $11,225 in outstanding borrowings at March 31, 2019.
11. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2020	March 31, 2019
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $4,447 and $6,271 as of March 31, 2020 and 2019, respectively	$171,553	$200,229
Less current portion	(2,500)	(2,500)
Total	$169,053	$197,729

Senior Secured Credit Facility
On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), which provides for a $250,000 seven-year term loan B facility made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower, which we refer to collectively as our “credit facility”. The proceeds of the term loan B were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the acquisition of THS and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS transaction and the credit facility.
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
At March 31, 2020, we had no outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit or for the US Borrower line of credit. As of March 31, 2020, we had $56,012 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rate on the variable rate term loan on March 31, 2020 was 5.33%.

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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of March 31, 2020, we were in compliance with all financial covenants of the credit facility.
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

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2021	$2,500
2022	2,500
2023	2,500
2024	2,500
2025	166,000
Total	$176,000

12. Related-Party Transactions
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

13. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $2,607, $2,315, and $2,119 in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain profitability objectives. The Company recorded approximately $3,104, $9,885, and $6,656 for incentive compensation earned in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Thermon Europe B.V., our European subsidiary, maintained a defined benefit pension plans for qualifying employees located in The Netherlands. The Company is currently under contract with an insurance company to fund a defined benefit (average pay) pension plan to provide for estimated post-retirement pension income. As of March 31, 2018, the plan had an estimated net benefit obligation of $2,185, which is included in non-current liabilities. The obligation is based on an actuarial calculation of the pension obligation for the participants. Effective January 1, 2019, the plan was terminated and the Company purchased replacement annuity contracts transferring the obligation. As such, the Company's net benefit obligation (inclusive of actuarial gains or losses previously deferred in other comprehensive income and other minor amounts related to the pension plan) of $1,840 as of December 31, 2018 was recorded as income at the settlement date into Marketing, general and administrative and engineering expense on the consolidated statements of operations and comprehensive income.
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the consolidated balance sheets at March 31, 2020 and 2019 were $2,849 and $1,557, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $2,886 and $1,520 included in “Other long-term liabilities” in the consolidated balance sheet at March 31, 2020 and 2019, respectively. Deferred compensation expense (income) included in marketing, general and administrative and engineering were ($387) and $21 for the twelve months ended March 31, 2020 and 2019, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our consolidated statements of comprehensive income. Our unrealized losses on investments were losses of $498 and $50 for the twelve months ended March 31, 2020 and 2019, respectively.

14. Commitments and Contingencies

At March 31, 2020, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $10,416. Of this amount, $2,769 is secured by cash deposits at the Company's financial institutions and an additional $3,988 represents a reduction of the available amount of the Company's short term and long term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2020 and 2019, was approximately $2,769 and $2,439, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $2,679, $3,809, and $3,439 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2021	$1,007
2022	93
$1,100

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.

As of March 31, 2020, the Company has accrued $3,900 as estimated additional cost related to the operational execution of projects.
In addition to the legal proceedings described above, in January 2020, the Company received service of process in a class action application in the Province of Quebec, Canada related to certain heating elements previously manufactured by THS and incorporated into portable construction heaters sold by certain manufacturers. The Company believes this claim is without merit and intends to vigorously defend itself against the claim. The Company continues to evaluate the facts and circumstances of this claim; however, due to the current uncertainty of the basis for the claim, the Company is unable to establish an amount of an accrual or reasonably estimate the possible loss or range of loss for this claim at this time.

Changes in the Company's warranty reserve are as follows

Balance at March 31, 2017	$300
Reserve for warranties issued during the period	281
Settlements made during the period	(281)
Balance at March 31, 2018	$300
Reserve for warranties issued during the period	300
Settlements made during the period	(235)
Balance at March 31, 2019	$365
Reserve for warranties issued during the period	160
Settlements made during the period	(48)
Balance at March 31, 2020	$477

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
Stock Options

A summary of stock option activity under our Stock Plans for fiscal 2020, fiscal 2019 and fiscal 2018 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2017	411,939	$8.94
Exercised	(42,956)	7.00
Forfeited	(1,412)	19.83
Balance at March 31, 2018	367,571	$9.12
Exercised	(37,906)	10.44
Forfeited	(279)	21.52
Balance at March 31, 2019	329,386	$8.96
Exercised	(185,792)	6.24
Forfeited	(4,109)	21.40
Balance at March 31, 2020	139,485	$12.30

For fiscal 2020, fiscal 2019 and fiscal 2018 the intrinsic value of stock option exercises was $3,240, $555, and $648, respectively. During fiscal 2020, 26,730 of options exercised will be transacted in the first quarter of fiscal year ending March 31, 2021.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2017	$37,829	$8.86
Vested	(17,417)	6.93
Forfeited	(1,412)	19.83
Balance at March 31, 2018	$19,000	$5.89
Vested	(9,500)	5.89
Balance at March 31, 2019	$9,500	$5.89
Vested	(9,500)	5.89
Balance at March 31, 2020	$—	$—

For fiscal 2020, fiscal 2019 and fiscal 2018, we recorded stock based compensation of $4,960, $4,148, and $3,519, respectively. As of March 31, 2020, there was no unrecognized expense related to non-vested stock option awards.

The following table summarizes information about stock options outstanding as of March 31, 2020:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2020	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2020
$5.20	53,825	0.55	$5.20	$531,253	53,825	0.55	$5.20	$531,253
$9.82	6,177	0.91	9.82	32,429	6,177	0.91	9.82	32,429
$12.00	29,560	1.09	12.00	90,499	29,560	1.09	12.00	90,499
$19.64	28,499	6.76	19.64	(130,240)	28,499	6.76	19.64	(130,240)
$21.52	21,424	2.34	21.52	(138,185)	21,424	2.34	21.52	(138,185)
$5.20-$21.52	139,485	2.22	$12.30	$385,756	139,485	2.22	$12.30	$385,756

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $15.07 as of March 31, 2020, which would have been received by the option holders had all option holders exercised as of that date.
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
During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2020 and fiscal 2019, we issued 26,608 and 20,064 fully vested common shares which had a total fair value of $660 and $454 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2020, there were no outstanding restricted stock awards.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2020, fiscal 2019, and fiscal 2018.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2017	208,146	$20.64
Granted	119,302	19.16
Released	(88,084)	21.51
Forfeited	(10,252)	20.05
Balance of unvested units at March 31, 2018	229,112	$19.55
Granted	115,378	23.44
Released	(101,874)	19.93
Forfeited	(5,591)	19.98
Balance of unvested units at March 31, 2019	237,025	$21.26
Granted	122,747	22.17
Released	(117,216)	20.39
Forfeited	(5,850)	21.81
Balance of unvested units at March 31, 2020	236,706	$22.14

Based on our closing stock price of $15.07, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2020 was $3,567. Total unrecognized expense related to unvested restricted stock awards was approximately $3,208 as of March 31, 2020. We anticipate this expense to be recognized over a weighted average period of approximately 1.52 years.

Performance Stock Units. During fiscal 2020, fiscal 2019 and fiscal 2018, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $2,285, $1,654 and $1,420, respectively. For the fiscal 2020 awards, the performance indicator for these awards is a combination of stock price and the Company's Adjusted EBITDA over a three year period. The target number of shares is 30,075 and 62,319 for the stock price awards and Adjusted EBITDA awards, respectively. The stock price indicator measures our stock price compared to a pre-determined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market based units will be expensed over three years, whether or not the market condition is met. The Adjusted EBITDA indicator establishes target for the combined total of Adjusted EBITDA for the three years ending March 31, 2022. Since this is a performance based stock award, the Company will make estimates of periodic expense until the Adjusted EBITDA target is known and the expense for actual number of shares earned is determinable.

During fiscal 2020 and 2019, performance stock awards that were scheduled to vest did not meet the minimum market based indicator. Accordingly 5,153 and 14,660 of previously outstanding performance stock units were forfeited during fiscal 2020 and fiscal 2019, respectively. Fiscal 2020 performance stock award forfeitures will be transacted during the first quarter of the fiscal year ending March 31, 2021. During fiscal 2018, there were no performance stock unit forfeitures. For performance stock units, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2020.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2018	73,684	—	147,368
Fiscal 2019	68,178	—	131,050
Fiscal 2020	92,394	—	184,788

In fiscal 2018, there were no performance awards earned or released. In fiscal 2020 and 2019, the performance objectives for 79,144 and 36,611 awards, respectively, were earned.

At March 31, 2020, there was $2,101 in stock compensation that remained to be expensed, which will be recognized over a period of 2.08 years.

16. Other Expense

Other expense consisted of the following:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Foreign currency transaction gain/(expense)	$(143)	$353	$(5,629)
Loss on foreign exchange forwards	(437)	(125)	(96)
Gain (loss) on investments from deferred compensation plan	(498)	(50)	49
Other income/(expense)	(480)	(69)	81
	$(1,558)	$109	$(5,595)

17. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Current provision:
Federal provision	$(759)	$3,507	$3,937
Foreign provision	9,359	11,951	12,768
State provision	279	681	301
Deferred provision:
Federal deferred benefit	(796)	(2,083)	(8,506)
Foreign deferred benefit	(2,895)	(3,964)	(3,178)
State deferred benefit	(46)	(119)	(152)
Total provision for income taxes	$5,142	$9,973	$5,170

Deferred income tax assets and liabilities were as follows:

	March 31,
	2020	2019
Deferred tax assets:

Accrued liabilities and reserves	$2,915	$2,489
Stock option compensation	896	1,072
Foreign deferred benefits	2,119	2,915
Net operating loss carry-forward	1,545	1,440
Inventories	377	385
Interest limitation	—	359
Capitalized transaction costs	149	178
Foreign tax credit carry forward	458	149
Valuation allowance	(757)	(605)
Total deferred tax assets	$7,702	$8,382
Deferred tax liabilities:
Intangible assets	$(6,334)	$(7,847)
Intangible and other - foreign	(16,189)	(20,980)
Property, plant and equipment	(4,004)	(3,245)
Prepaid expenses	(154)	(39)
Unrealized loss on hedge	(42)	—
Undistributed foreign earnings	(320)	(581)
Total deferred tax liabilities	$(27,043)	$(32,692)

Net deferred tax asset (liability)	$(19,341)	$(24,310)

The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic and foreign deferred tax assets net of valuation allowance reserves.

The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
U.S.	$(8,603)	$44	$(13,568)
Non-U.S.	25,681	33,098	31,957
Income from continuing operations	$17,078	$33,142	$18,389

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Notional U.S. federal income tax expense at statutory rate	$3,586	$6,960	$5,792
Adjustments to reconcile to the income tax provision:
Rate difference-international subsidiaries	1,181	1,366	(1,769)
Transition tax for United States tax reform	—	(1,118)	5,125
Impact on deferred tax liability for statutory rate change	(1,231)	—	(5,849)
Impact of U.S. global intangible tax	926	946	—
Undistributed foreign earnings	259	313	1,786
U.S. state income tax provision, net	143	408	111
Charges/(benefits) related to uncertain tax positions	(408)	1,137	(533)
Non-deductible charges	349	517	758
Change in valuation allowance	152	(280)	219
Other, net	185	(276)	(470)
Provision for income taxes	$5,142	$9,973	$5,170

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
Consistent with provisions allowed under the Tax Act, the net $4,007 calculated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019. At March 31, 2020, $2,770 of the Transition Tax liability is included in “Other liabilities- long term” in the consolidated balance sheets.
The net benefit of $3,737 related to deferred tax assets and liabilities is primarily associated with a reduction in deferred liabilities for unamortized intangible assets. Since these intangible assets are not tax deductible, the reduction of the liability is non-cash and will not reduce future tax payments.
Given the Tax Act’s significant changes and the opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  At March 31, 2020 we have accrued $1,200 as an additional deferred tax liability associated with the future repatriation of earnings from jurisdictions that withhold taxes on foreign paid dividends.
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

To provide relief for taxpayers impacted by the Covid-19 outbreak, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020. Among other provisions, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to interest expense deductibility, and enhanced qualified improvement property depreciation. Under ASC 740, the Company recognized the effect of the change in tax law on existing deferred tax assets and liabilities in income from continuing operations in the interim period that includes March 27, 2020.

The primary impact to the Company for Cares was our ability to fully deduct interest expense for the twelve months ended March 31, 2020.

As of March 31, 2020, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $5,367. Of this amount, $3,873 may be carried forward indefinitely. As of March 31, 2020, the tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

During the fiscal year ended March 31, 2019, the Company reserved $674 related to uncertain tax positions related to the final Transition Tax and $463 related to current tax elections that we determined could be overturned if the calculations were examined by tax authorities. The reserves for the Transition Tax will remain subject to examination until January 2025. The reserves for other tax elections are expected to be released within twelve months. During the fiscal year ended March 31, 2018, the Company released its remaining reserve for uncertain tax positions as the tax periods to which they relate had closed. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Beginning balance	$1,137	$—
Additions for tax positions of prior years	—	1,137
Release of reserve	(463)	—
Interest and penalties on prior reserves	55	—
Reserve for uncertain income taxes	$729	$1,137

18. Segment Information

We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired TPS, Unitemp, IPI and THS. THS develops and produces advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report THS's operations through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. TPS provides temporary power products that differ from our core thermal solutions business. As operating results from TPS comprises less than 10% of our total sales and operating income, TPS has been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Sales to External Customers:
United States and Latin America	$155,465	$165,648	$114,548
Canada	128,364	127,392	94,427
Europe, Middle East and Africa	53,762	77,508	68,352
Asia-Pacific	45,895	42,094	31,282
	$383,486	$412,642	$308,609
Inter-segment Sales:
United States and Latin America	$48,891	$52,662	$50,155
Canada	4,764	6,231	7,294
Europe, Middle East and Africa	2,890	3,406	1,614
Asia-Pacific	991	859	1,668
	$57,536	$63,158	$60,731
Depreciation Expense:
United States and Latin America	$6,304	$4,935	$4,326
Canada	3,462	3,616	3,019
Europe, Middle East and Africa	551	466	476
Asia-Pacific	185	177	141
	$10,502	$9,194	$7,962
Amortization of Intangibles:
United States and Latin America	$5,752	$5,841	$6,018
Canada	9,665	12,515	7,979
Europe, Middle East and Africa	1,292	1,351	1,398
Asia-Pacific	1,064	1,064	1,063
	$17,773	$20,771	$16,458
Income from Operations:
United States and Latin America	$6,346	$16,421	$484
Canada	24,946	20,601	26,198
Europe, Middle East and Africa	1,196	11,295	6,842
Asia-Pacific	6,628	5,847	4,111
Unallocated:
Public company costs	(1,493)	(1,507)	(1,378)
Stock compensation	(4,960)	(4,148)	(3,519)
	$32,663	$48,509	$32,738

	March 31, 2020	March 31, 2019
Fixed Assets:
United States and Latin America	$39,815	$40,691
Canada	28,703	30,045
Europe, Middle East and Africa	3,246	3,497
Asia-Pacific	778	722
	$72,542	$74,955
Total Assets:
United States and Latin America	$239,751	$230,149
Canada	270,055	298,233
Europe, Middle East and Africa	73,334	84,214
Asia-Pacific	37,765	43,166
	$620,905	$655,762

At March 31, 2020 and 2019, non-current deferred tax assets of $4,795 and $4,483 respectively, were applicable to the United States.
Capital expenditures by geographic area were as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Capital Expenditures:
United States and Latin America	$5,607	$8,432	$4,257
Canada	4,221	2,753	5,295
Europe, Middle East and Africa	654	612	118
Asia-Pacific	373	239	338
	$10,855	$12,036	$10,008

19. Quarterly Results (Unaudited)

The following quarterly results have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2020 are as follows:

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Sales	$88,371	$100,468	$102,935	$91,712
Gross profit	35,584	43,480	45,432	37,142
Income from operations	2,365	12,466	12,841	4,991
Net income (loss) available to Thermon Group Holdings, Inc.	$(2,968)	$6,522	$6,913	$1,471

Net income (loss) per common share
Basic	$(0.09)	$0.20	$0.21	$0.05
Diluted	(0.09)	0.20	0.21	0.04

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Sales	$114,230	$119,356	$90,154	$88,902
Gross profit	44,969	50,883	40,359	39,729
Income from operations	13,710	17,887	8,672	8,240
Net income available to Thermon Group Holdings, Inc.	$6,768	$9,719	$3,227	$3,042

Net income per common share
Basic	$0.21	$0.30	$0.10	$0.09
Diluted	0.20	0.29	0.10	0.09

The basic and diluted income per common share for each respective three month period is calculated independently. Therefore, the sum of the periods does not necessarily total the full year net income or loss per common share.

20. Subsequent Events

In April 2020, as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic, the Company made several draws on its senior secured revolving credit facility resulting in a total of $41,379 (including $3,988 in lines of credit) in outstanding borrowings as of April 30, 2020. The proceeds will be available to be used for working capital, general corporate or other purposes. The maturity date of the loans under the senior secured revolving credit facility is October 28, 2022. After the draw, the Company maintains approximately $18,621 of additional borrowing capacity (subject to the borrowing base) under the senior secured revolving credit facility. As of April 30, 2020, the current interest rate for borrowings under the senior secured revolving credit facility is approximately 2.9%.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2020, our internal control over financial reporting is effective.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2020 included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. The report is included in Item 8 of this annual report.
Changes in Internal Control Over Financial Reporting

At the end of our prior fiscal year at March 31, 2019, the Company concluded that certain control deficiencies represented a material weakness in the internal control over financial reporting and that the Company's internal control over financial reporting was not effective as of March 31, 2019. During the twelve months ended March 31, 2020, the Company performed remediation procedures to address its internal control deficiencies. The Company has concluded that that these remediation efforts were successful and that its internal controls over financial reporting are effective at March 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated herein by reference to the "Directors and Executive Officers" section of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Delinquent Section 16(a) Reports" section of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Information regarding the audit committee financial expert and the audit committee is incorporated herein by reference to the sections entitled "Corporate Governance-Committees of the Board" and "Audit Committee Report" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2020 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2020. Specifically, the table provides information regarding our 2010 Plan and the LTIP, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	550,445	(3)	1,393,936
Equity plans not approved by security holders (4)	60,002	$5.68	—
Total	610,447	$(5)	1,393,936

(1)	Excludes securities reflected in the column entitled "Number of securities to be issued upon exercise of outstanding equity awards."

(2)
On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP authorized the issuance of 2,893,341 equity awards.

(3)
At March 31, 2020, the Company had outstanding under the LTIP: (i) 79,483 stock options, with a weighted average exercise price of $17.31, (ii) 236,706 unvested restricted stock units, with a weighted average grant date fair value of $22.14, and (iii) 234,256 performance units (assuming satisfaction of the performance metric at target and 468,512 at maximum), with a weighted average grant date fair value of $22.87.

(4)
The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans (the "2010 Plan") was approved by our board of directors on July 28, 2010. The 2010 Plan authorized the issuance of 2,767,171 equity awards and provides for the grant of non-qualified stock options and restricted stock. In connection with our May 2011 IPO, all 2,757,524 of the unvested stock options that were then outstanding under the 2010 Plan became fully vested and exercisable. The 2010 Plan will terminate as of the earlier of (i) the date on which all equity awards under the 2010 Plan have been issued, (ii) the termination of the 2010 Plan by our board of directors, or (iii) the tenth anniversary of the effective date of the 2010 Plan; however, no further grants or equity awards will be made under the 2010 Plan. Under the 2010 Plan, the compensation committee of our board of directors has the authority to designate participants in the plan, determine the form of awards, the number of shares subject to individual awards, and the terms and conditions, including the vesting schedule, of each award granted under the 2010 Plan. The term of any option shall be fixed by the compensation committee and shall not exceed ten years from the date of grant. At March 31, 2020, the Company had outstanding under the 2010 Plan 60,002 non-qualified stock options, with a weighted average exercise price of $5.68.

(5)
At March 31, 2020, the Company had outstanding under the LTIP: (i) 79,483 stock options, with a weighted average exercise price of $17.31, (ii) 236,706 unvested restricted stock units, with a weighted average grant date fair value of $22.14, and (iii) 234,256 performance units (assuming satisfaction of the performance metric at target and 468,512 at maximum), with a weighted average grant date fair value of $22.87. At March 31, 2020, the Company had outstanding under the 2010 Plan 60,002 non-qualified stock options, with a weighted average exercise price of $5.68.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.	Financial Statements: Included herein at pages 49 through 82

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

4.2
Description of Thermon Group Holdings, Inc.'s Common Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 12, 2019)

10.1
Credit Agreement, dated October 30, 2017, by and among Thermon Group Holdings, Inc., Thermon Holding Corp, Thermon Canada Inc., and the several lenders from time to time parties hereto, Bank of Montreal and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 3, 2017)

10.2
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.3
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Security holder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (filed on April 1, 2011)

10.4
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.5†
Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on July 28, 2010 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.6†
Amendment No. 1 to the Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan, as adopted on October 27, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on November 22, 2010)

10.7†
Form of Stock Option Agreement under Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on October 22, 2010)

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

Exhibit Number	Description

10.12†
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

10.13†
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.14†	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)

10.15†
Form of Employee Adjusted EBITDA Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on May 31, 2016)

10.16†
Form of Employee RTSR Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)

10.17†
Form of Employee Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (effective as of fiscal 2017) (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)

10.18†	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)

10.19†	Thermon Group Holdings, Inc. Executive Severance Plan, effective as of March 6, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 11, 2020)

21.1*	Subsidiaries of Thermon Group Holdings, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jay Peterson, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Jay Peterson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders'/Members' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: June 1, 2020	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer, Senior Vice President, Finance and Assistant Secretary (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
June 1, 2020	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

June 1, 2020	Chief Financial Officer, Senior Vice President, Finance and Assistant Secretary	By:	/s/ Jay Peterson
	(Principal Financial and Principal Accounting Officer)		Jay Peterson

June 1, 2020	Chairman of the Board	By:	/s/ John T. Nesser
John T. Nesser III

June 1, 2020	Director	By:	/s/ John U. Clarke
John U. Clarke

June 1, 2020	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

June 1, 2020	Director	By:	/s/ Roger L. Fix
Roger L. Fix

June 1, 2020	Director	By:	/s/ Marcus J. George
Marcus J. George

June 1, 2020	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

June 1, 2020	Director	By:	/s/ Michael W. Press
Michael W. Press

June 1, 2020	Director	By:	/s/ Charles A. Sorrentino
Charles A. Sorrentino