Form 10-Q
period 2020-06-30
Thermon Group Holdings, Inc.
filed 2020-08-06
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 33,168,454 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED June 30, 2020

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,229	$43,237
Accounts receivable, net of allowances of $824 and $834 as of June 30, 2020 and March 31, 2020, respectively	72,827	92,478
Inventories, net	70,030	60,273
Contract assets	7,373	10,194
Prepaid expenses and other current assets	9,702	9,219
Income tax receivable	5,065	2,535
Total current assets	213,226	217,936
Property, plant and equipment, net of depreciation and amortization of $47,650 and $43,550 as of June 30, 2020 and March 31, 2020, respectively	72,957	72,542
Goodwill	202,789	197,978
Intangible assets, net	104,402	104,546
Operating lease right-of-use assets	16,039	16,637
Deferred income taxes	2,918	2,904
Other long-term assets	7,616	8,362
Total assets	$619,947	$620,905
Liabilities
Current liabilities:
Accounts payable	$20,827	$25,070
Accrued liabilities	21,433	23,757
Current portion of long-term debt	2,500	2,500
Borrowings under revolving credit facility	3,669	—
Contract liabilities	3,408	4,538
Lease liabilities	3,780	3,553
Income taxes payable	51	1,217
Total current liabilities	55,668	60,635
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $4,204 and $4,447 as of June 30, 2020 and March 31, 2020, respectively	168,671	169,053
Deferred income taxes	22,552	22,245
Non-current lease liabilities	14,660	15,571
Other non-current liabilities	7,934	6,962
Total liabilities	269,485	274,466
Commitments and Contingencies (Note 11)

Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,115,268 and 32,916,818 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	228,754	227,741
Accumulated other comprehensive loss	(54,799)	(63,894)
Retained earnings	176,474	182,559
Total equity	350,462	346,439
Total liabilities and equity	$619,947	$620,905
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Sales	$56,848	$91,712
Cost of sales	32,729	54,570
Gross profit	24,119	37,142
Operating expenses:
Marketing, general and administrative and engineering	27,841	27,718
Amortization of intangible assets	3,033	4,433
Income (loss) from operations	(6,755)	4,991
Other income/(expenses):
Interest income	25	51
Interest expense	(2,580)	(3,770)
Other income	732	233
Income (loss) before provision for income taxes	(8,578)	1,505
Income tax expense (benefit)	(2,493)	44
Net income (loss)	$(6,085)	$1,461
Loss attributable to non-controlling interests	—	(10)
Net income (loss) available to Thermon Group Holdings, Inc.	$(6,085)	$1,471
Comprehensive income (loss):
Net income (loss) available to Thermon Group Holdings, Inc.	$(6,085)	$1,471
Foreign currency translation adjustment	9,475	4,435
Other	(380)	—
Comprehensive income	$3,010	$5,906
Net income (loss) per common share:
Basic	$(0.18)	$0.05
Diluted	(0.18)	0.04
Weighted-average shares used in computing net income per common share:
Basic	32,986,451	32,635,295
Diluted	32,986,451	33,051,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (loss)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	81,995	—	437	—	—	437
Issuance of common stock as deferred compensation to employees	39,458	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	63,477	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,520	—	—	—	—	—
Stock compensation expense	—	—	1,133	—	—	1,133
Repurchase of employee stock units on vesting	—	—	(557)	—	—	(557)
Net loss available to Thermon Group Holdings, Inc.	—	—	—	(6,085)	—	(6,085)
Foreign currency translation adjustment	—	—	—	—	9,475	9,475
Other	—	—	—	—	(380)	(380)
Balances at June 30, 2020	33,115,268	$33	$228,754	$176,474	$(54,799)	$350,462

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	4,818		62	—	—	—	62
Issuance of common stock as deferred compensation to employees	39,139	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,621	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	4,253	—	—	—	—	—	—
Stock compensation expense	—		1,019	—	—	—	1,019
Repurchase of employee stock units on vesting	—	—	(784)	—	—	—	(784)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,471	—	—	1,471
Foreign currency translation adjustment	—	—	—	—	—	4,435	4,435
Remeasurement of non-controlling interest	—	—	(315)	—	315	—	—
Loss attributable to non-controlling interests	—	—	—	—	(10)	—	(10)
Balances at June 30, 2019	32,705,031	$33	$223,022	$172,092	$4,509	$(44,514)	$355,142

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating activities
Net income (loss)	$(6,085)	$1,461
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,762	6,885
Amortization of deferred debt issuance costs	258	296
Stock compensation expense	1,133	1,019
Deferred income taxes	(654)	(1,086)
Net, release of reserve for uncertain tax positions	—	(447)
Loss on long-term cross currency swap	1,805	909
Remeasurement gain on intercompany balances	(3,153)	(1,478)
Changes in operating assets and liabilities:
Accounts receivable	21,248	7,311
Inventories	(7,914)	(4,069)
Contract assets	1,794	2,372
Other current and non-current assets	(903)	(2,492)
Accounts payable	(4,341)	394
Accrued liabilities and non-current liabilities	(1,801)	(6,893)
Income taxes payable and receivable	(3,797)	(783)
Net cash provided by operating activities	3,352	3,399
Investing activities
Purchases of property, plant and equipment	(2,059)	(1,726)
Sale of rental equipment	6	126
Net cash used in investing activities	(2,053)	(1,600)
Financing activities
Proceeds from revolving credit facility	37,189	10,000
Payments on long-term debt and revolving credit facility	(34,294)	(7,494)
Proceeds from exercise of stock options	437	62
Repurchase of employee stock units on vesting	(557)	(784)
Payments on finance leases	(74)	(27)
Net cash provided by financing activities	2,701	1,757
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,009	397
Change in cash, cash equivalents and restricted cash	5,009	3,953
Cash, cash equivalents and restricted cash at beginning of period	46,007	33,841
Cash, cash equivalents and restricted cash at end of period	$51,016	$37,794

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
        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2020 and March 31, 2020, and the results of our operations for the three months ended June 30, 2020 and 2019.
The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. We may experience a decline in the demand of our products and services that could materially adversely impact our business, financial condition, results of operation and overall financial performance in future periods.
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (“CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential lay-offs of employees. The CEWS, which was made retroactive to March 1, 2020, generally provides “eligible entities” with a wage subsidy of up to 75% of “eligible remuneration” paid to an eligible employee per week, limited to a certain weekly maximum. On July 17, 2020, the Canadian government announced that the CEWS program would be extended until December 19, 2020. Our Canadian operations have benefited from such wage subsidies and have begun to receive distributions by the Canadian government during the three months ended June 30, 2020. We have recorded subsidies in the amount of $2,417 for which we qualify, as an offset or reduction to the related underlying expenses and assets, accordingly.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2020, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2021.
Restricted Cash and Cash Equivalents

        The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, restricted cash included in prepaid expenses and other current assets and restricted cash included in other long-term assets reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2020	2019
Cash and cash equivalents	$48,229	$35,269
Restricted cash included in prepaid expenses and other current assets	2,438	1,698
Restricted cash included in other long-term assets	349	827
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$51,016	$37,794

        Amounts shown in restricted cash included in prepaid expenses and other current assets and other long-term assets represent those required to be set aside by a contractual agreement, which contain cash deposits pledged as collateral on performance bonds and letters of credit. Amounts shown in restricted cash in other long-term assets represent such agreements that require a commitment term longer than one year.

Recent Accounting Pronouncements

        Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 Financial Instruments -Credit Losses (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted this standard effective April 1, 2020, and it did not have a material impact on our consolidated financial statements.

        Intangibles- In January 2017, the FASB issued Accounting Standards Update 2017-04 Intangibles - Goodwill and other (“ASC Topic 350”), which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We adopted this standard effective April 1, 2020, and it did not have a material impact on our consolidated financial statements.
2. Fair Value Measurements
Fair Value
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
•Level 1 — uses quoted prices in active markets for identical assets or liabilities we have the ability to access.
•Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2020 and March 31, 2020, no assets or liabilities were valued using Level 3 criteria.
Information about our short-term debt and long-term debt that is not measured at fair value is as follows:

	June 30, 2020		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$175,375	$170,219	$176,000	$150,480	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$3,669	$3,669	$—	$—	Level 2 - Market Approach

At June 30, 2020 and March 31, 2020, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2. The Company believes the decline in fair value as of June 30, 2020 and March 31, 2020 is temporary due to the COVID-19 pandemic. The fair value of our revolving line of credit as of June 30, 2020 approximates its carrying value as we pay interest based on the current market rate.
Cross Currency Swap
        The Company has entered into a long-term cross currency swap to hedge the currency rate fluctuations related to a $54,603 intercompany receivable at June 30, 2020 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross-currency swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging ("ASC 815"). At June 30, 2020, we recorded $1,942 of unrealized mark-to-market loss on the cross-currency swap, which is reported as "Other income and expense", in the condensed consolidated statement operations and comprehensive income. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge assets in the amount of $2,342 and $4,011 were included in "Other long-term assets" in the condensed consolidated balance sheet as of June 30, 2020 and March 31, 2020, respectively. For the three months ended June 30, 2020, the loss on the long-term cross currency swap derivative contract was offset by unrealized gain on the intercompany note of $2,208 for a net gain of $266.
Deferred Compensation Plan
        The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheet at June 30, 2020 and March 31, 2020 were $3,797 and $2,849, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $3,822 and $2,886 included in “Other long-term liabilities” in the condensed consolidated balance sheet at June 30, 2020 and March 31, 2020, respectively. Deferred compensation expense included in marketing, general and administrative and engineering were $530 and $103 for the three months ended June 30, 2020 and 2019, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our condensed consolidated statements of comprehensive income. Our unrealized gains and losses on investments were gains of $522 and $95 for the three months ended June 30, 2020 and 2019, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The condensed consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2020 and March 31, 2020, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2020	March 31, 2020
Russian Ruble	$2,248	$1,103
Euro	—	500
Canadian Dollar	2,000	1,500
South Korean Won	3,000	3,500
Mexican Peso	1,500	2,000
Australian Dollar	700	700
Great Britain Pound	500	500
Total notional amounts	$9,948	$9,803
The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2020		March 31, 2020
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$42	$47	$140	$49
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were gains of $91 and losses of $42 in the three months ended June 30, 2020 and 2019, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2020 and 2019, our net foreign currency transactions were gains of $182 and $212, respectively.

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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our North American operations. Many of our Europe, Middle East and Africa (“EMEA”) operations and Asia-Pacific operations borrow funds from the debt facilities maintained by our U.S. operating subsidiary and establish intercompany balances to account for these loans. This practice is due to the more preferential rates available to our U.S. operating subsidiary and/or the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2020 for operating leases that commenced prior to April 1, 2020 to establish the lease liabilities. For operating leases that commenced during the three months ended June 30, 2020, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	June 30, 2020	March 31, 2020
Weighted average remaining lease term
Operating	6.0	6.2
Finance	3.4	3.4

Weighted average discount rate
Operating	4.81%	4.82%
Finance	6.96%	6.98%
        Supplemental balance sheet information related to leases was as follows:

Assets	Classification	June 30, 2020	March 31, 2020
Operating	Operating lease right-of-use assets	$16,039	$16,637
Finance	Property, plant and equipment	619	695
Total right-of-use assets		$16,658	$17,332

Liabilities
Current
Operating	Lease liabilities	$3,546	$3,352
Finance	Lease liabilities	234	201
Non-current
Operating	Non-current lease liabilities	14,255	15,060
Finance	Non-current lease liabilities	405	511
Total lease liabilities		$18,440	$19,124

Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease expense	Marketing, general and administrative and engineering	$1,141	$808

Finance lease expense:
Amortization of ROU assets	Marketing, general and administrative and engineering	77	59
Interest expense on finance lease liabilities	Interest expense	11	13

Short-term lease expense	Marketing, general and administrative and engineering	21	463
Net lease expense		$1,250	$1,343

Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating cash used for operating leases	$1,168	$718
Operating cash flows used for finance leases	11	10
Financing cash flows used for finance leases	74	38

Future lease payments under non-cancellable operating leases as of June 30, 2020 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending June 30,
2020	$4,319	$270
2021	3,935	159
2022	3,264	147
2023	2,196	104
2024	1,741	30
Thereafter	5,778	—
Total lease payments	$21,233	$710
Less imputed interest	(3,432)	(71)
Total lease liability	$17,801	$639

4. Restructuring
During the three months ended June 30, 2020, we enacted certain restructuring initiatives to align our current cost structure with the present decline in demand for our products and services primarily due to COVID-19 and depressed oil prices. Moreover, the Company eliminated approximately 111 hourly and salaried positions and incurred $2,921 in one-time severance costs during the three months ended June 30, 2020, which was recorded to marketing, general and administrative and engineering in our condensed consolidated statements of operations and comprehensive income.
Restructuring costs by reportable segment were as follows:

Three Months Ended June 30, 2020

United States and Latin America	$2,063
Canada	858
Europe, Middle East and Africa	—
Asia-Pacific	—
$2,921

Restructuring activity related to accrued severance recorded to accrued liabilities in the condensed consolidated balance sheets is summarized as follows for the three months ended June 30, 2020:

June 30, 2020

Beginning balance	$—
Costs incurred	2,921
Less cash payments	(2,301)
Ending balance	$620

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
The reconciliations of the denominators used to calculate basic and diluted net income (loss) per common share for the three months ended June 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Basic net income per common share
Net income (loss) available to Thermon Group Holdings, Inc.	$(6,085)	$1,471
Weighted-average common shares outstanding	32,986,451	32,635,295
Basic net income (loss) per common share	$(0.18)	$0.05

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Diluted net income per common share
Net income (loss) available to Thermon Group Holdings, Inc.	$(6,085)	$1,471
Weighted-average common shares outstanding	32,986,451	32,635,295
Common share equivalents:
Stock options	—	208,220
Restricted and performance stock units	—	208,408
Weighted average shares outstanding – dilutive (1)	32,986,451	33,051,923
Diluted net income (loss) per common share (2)	$(0.18)	$0.04
(1) For the three months ended June 30, 2020 and 2019, 283,612 and 13,074 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
(2) As the Company incurred a net loss for the three months ended June 30, 2020, there was no dilutive effect on net loss per common share as common share equivalents are antidilutive. Therefore, both basic and diluted net loss per common share were $(0.18) for the three months ended June 30, 2020.

6. Inventories
Inventories consisted of the following:

	June 30, 2020	March 31, 2020
Raw materials	$35,239	$31,300
Work in process	6,248	5,317
Finished goods	30,261	25,701
	71,748	62,318
Valuation reserves	(1,718)	(2,045)
Inventories, net	$70,030	$60,273

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of June 30, 2020 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2020	$62,725	$107,739	$18,890	$8,624	$197,978
Foreign currency translation impact	—	4,419	392	—	4,811
Balance as of June 30, 2020	$62,725	$112,158	$19,282	$8,624	$202,789

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
During fiscal 2020, revenue from our operations decreased, year over year, by approximately 7% compared to revenues generated in fiscal 2019. Lower crude oil prices, which management attributes to the COVID-19 pandemic, have had a significant adverse impact on customer capital spending, which in turn resulted in the decline in our revenues.

We considered the decline in our business, during fiscal 2020, to be an indicator of potential asset impairments in our reporting units. During the fourth quarter of fiscal 2020, we performed a goodwill and intangible asset impairment assessment of all of our reporting units utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the results of our goodwill impairment assessment, the estimated fair value of the reporting units exceeded the carrying value. As such, there was no impairment of our reporting units' goodwill or intangible assets during fiscal 2020. We continue to monitor our reporting units' goodwill and intangible asset valuations and perform qualitative assessments at each interim reporting period. Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions, especially in energy markets, could indicate a need to reevaluate the fair value of our reporting units and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our reporting units in future periods.
No triggering events were identified during the three month period ended June 30, 2020 which would indicate that the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2020	Accumulated Amortization	Net Carrying Amount at June 30, 2020	Gross Carrying Amount at March 31, 2020	Accumulated Amortization	Net Carrying Amount at March 31, 2020
Products	$61,129	$16,302	$44,827	$58,722	$14,193	$44,529
Trademarks	44,522	1,346	43,176	43,865	1,273	42,592
Developed technology	9,712	4,951	4,761	9,564	4,758	4,806
Customer relationships	107,565	96,369	11,196	105,912	93,729	12,183
Certifications	442	—	442	436	—	436
Total	$223,370	$118,968	$104,402	$218,499	$113,953	$104,546

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2020	March 31, 2020
Accrued employee compensation and related expenses	$9,916	$12,542
Accrued interest	694	782
Customer prepayment	1,103	357
Warranty reserve	514	477
Professional fees	1,901	2,086
Sales tax payable	1,815	2,423
Other	5,490	5,090
Total accrued current liabilities	$21,433	$23,757
9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2020	March 31, 2020
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $4,204 and $4,447 as of June 30, 2020 and March 31, 2020, respectively	$171,171	$171,553
Less current portion	(2,500)	(2,500)
Total long-term debt	$168,671	$169,053

Senior Secured Credit Facility
        On October 30, 2017, Thermon Group Holdings, Inc., as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), which provides for a $250,000 seven-year term loan B facility (the “term loan B facility”) made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower (the “revolving credit facility” and together with the term loan B facility, the “credit facility”). The proceeds of the term loan B facility were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the THS acquisition and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS acquisition and the credit facility.
        Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B facility at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided, that since the completion of the fiscal quarter ended March 31, 2018, the applicable margins in each case have been determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.
 Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan B facility began amortizing in equal quarterly installments of 0.25% of the $250,000 term loan B facility, with the payment of the balance at maturity. The US Borrower may voluntarily prepay the principal of the term loan B facility without penalty or premium (subject to breakage fees) at any time in whole or in part. The US Borrower is required to repay the term loan B facility with certain asset sale and insurance proceeds, certain debt proceeds and, commencing with the fiscal year ended March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0, and reducing to 0% if the Company’s leverage ratio is less than 3.5 to 1.0). As of June 30, 2020, the Company's leverage ratio was less than 3.5 to 1.0. The Company is required to make quarterly principal payments of the term B loan facility of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan B facility on October 30, 2024.
        Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
        At June 30, 2020, we had $3,669 outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit and no outstanding borrowings for the US Borrower line of credit. The interest rate on outstanding revolving credit facility borrowings under our Canadian Borrower line of credit on June 30, 2020 was 3.95%. As of June 30, 2020, we had $53,236 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rate on the variable rate term loan on June 30, 2020 was 4.75%.
        Guarantees; security. The term loan is guaranteed by Thermon Group Holdings, Inc. and all of its current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the US Borrower under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc. and the US Subsidiary Guarantors. The obligations of the Canadian Borrower under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc., the US Borrower, the US Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of Thermon Group Holdings, Inc., the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.'s assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. On June 18, 2020, our revolving credit lenders agreed to an amendment whereby the debt within the leverage ratio may be reduced by cash in excess of $20,000. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of June 30, 2020, we were in compliance with all financial covenants of the credit facility.
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

10. Related Party Transactions

        In connection with the acquisition of Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”), one of the former TPS principals (the "Minority Shareholder") retained 25% of the ownership of the entities holding the TPS business unit. During the fiscal year ended March 31, 2017, this individual, together with the two other former principals of TPS, were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the TPS transaction.

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

11. Commitments and Contingencies
At June 30, 2020, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled approximately $10,306. Of this amount, $2,787 is secured by cash deposits at the Company’s financial institutions and an additional $3,095 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $4,806 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income as period expense when incurred. As of June 30, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
As of June 30, 2020, the Company has accrued $3,698 as estimated additional cost related to the operational execution of projects.

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

12. Stock-Based Compensation Expense

Our board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (“2010 Plan”) was approved on July 28, 2010.  The 2010 Plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post-stock split basis). On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractors as compensation in the form of stock options, restricted stock awards or restricted stock units. At the Company’s 2020 annual general meeting of stockholders held on July 22, 2020, the Company’s stockholders approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan (the “2020 LTIP”), which had previously been approved by the Company’s board of directors, subject to stockholder approval. The 2020 LTIP made available 1,400,000 shares of the Company’s common stock that may be awarded to employees, directors or nonemployee contractors as compensation in the form of stock options, restricted stock awards or restricted stock units.

Stock compensation expense for the three months ended June 30, 2020 and 2019, was $1,133 and $1,019, respectively.
At June 30, 2020, there were 153,639 options outstanding. During the three months ended June 30, 2020, 71,780 options were granted to certain members of senior management. The stock options were valued by using a Black Scholes option pricing model. We arrived at a total fair value for the option awards of $439 by applying a volatility assumption of 41.1%, a risk free rate of 1.22%, expected term of 6.66 years and no expected dividend. The fair value of these options will be expensed on a straight line basis over three years. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price that was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.
During the three months ended June 30, 2020, 177,295 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,532. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the applicable grant dates for the restricted stock units, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a 12 month period of approximately $760. The number of shares issued each period is subject to the fair market value of the stock price at the time of the award. During the three months ended June 30, 2020, 13,520 fully vested common shares were granted in the aggregate to our directors. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $190 for the three months ended June 30, 2020. The fair value of the awards is expensed on each grant date.

        During the three months ended June 30, 2020, a target amount of 49,716 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $1,060. The performance indicator for these performance stock units is based on the market performance of our stock price from the date of grant through March 31, 2023, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2023. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 99,432 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

        In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the three months ended June 30, 2020, a target amount of 86,634 performance stock units based on the Company's Adjusted EBITDA performance over three separate one year performance periods beginning with the period ending March 31, 2021 and continuing for subsequent one year periods ending on March 31, 2022 and 2023. The performance goal for these shares has not been determined. As such, the total grant date fair value is indeterminable. However, we have estimated stock compensation expense based on current share price and will adjust for stock compensation expense as the performance goal is determined for the initial measurement period ending March 31, 2021. At each reporting period, we will estimate how many awards senior management may earn and adjust our stock compensation expense accordingly. At the end of each performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 173,268 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

13. Revenue
Disaggregation of Revenue
        We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
        Disaggregation of revenues from contracts with customers for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$8,275	$10,368	$18,643	$18,314	$22,113	$40,427
Canada	13,647	5,666	19,313	22,844	4,408	27,252
Europe, Middle East and Africa	6,814	2,653	9,467	8,891	4,448	13,339
Asia-Pacific	4,085	5,340	9,425	4,700	5,994	10,694
Total revenues	$32,821	$24,027	$56,848	$54,749	$36,963	$91,712

Performance obligations

        At June 30, 2020, revenues associated with our open performance obligations totaled $109,859, representing our combined backlog and deferred revenue. Within this amount, approximately $16,490 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

Contract Assets and Liabilities

        As of June 30, 2020 and March 31, 2020, contract assets were $7,373 and $10,194, respectively. The $2,821 decrease in contract assets from March 31, 2020 to June 30, 2020 was attributable to the completion of certain large projects in the United States and Latin America resulting in contract assets being invoiced to the customer. There were no impairment losses recognized on our contract assets for the nine months ended June 30, 2020 and 2019. As of June 30, 2020 and March 31, 2020, contract liabilities were $3,408 and $4,538, respectively. The majority of contract liabilities at March 31, 2020 were recognized as revenue as of June 30, 2020.

14. Income Taxes
Our effective income tax, after discrete tax events, was a 29.1% benefit against our loss before provision for taxes and 2.9% of tax expense for the three months ended June 30, 2020 and 2019, respectively. Excluding the discrete items of the impact and the release of reserves for uncertain tax positions, the Company estimates that the effective tax rate will be 30.7% for the fiscal year ending March 31, 2021. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.

On July 20, the IRS released updated rules with regard to Global intangible low-taxed income or ("Gilti tax'). Under the new regulations, Thermon will be able to reduce its Gilti tax under the high tax exception rules. Since the change occurred after June 30, 2020, GAAP guidance requires that the Company implement the impact during the three months ended September 30, 2020. The Gilti tax reduction is retroactive, therefore we expect a discrete reversal of a portion of previously recorded tax on implementation.
        As of June 30, 2020, we have established a long-term liability for uncertain tax positions in the amount of $742. As of June 30, 2020, the tax years for the fiscal years ended March 31, 2015 through March 31, 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

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
        Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Sales to External Customers:
United States and Latin America	$18,643	$40,427
Canada	19,313	27,252
Europe, Middle East and Africa	9,467	13,339
Asia-Pacific	9,425	10,694
	$56,848	$91,712
Inter-Segment Sales:
United States and Latin America	$11,273	$9,741
Canada	1,492	1,124
Europe, Middle East and Africa	695	561
Asia-Pacific	173	288
	$13,633	$11,714
Depreciation Expense:
United States and Latin America	$1,538	$1,499
Canada	1,032	760
Europe, Middle East and Africa	112	139
Asia-Pacific	47	54
	$2,729	$2,452
Amortization Expense:
United States and Latin America	$676	$1,438
Canada	1,897	2,402
Europe, Middle East and Africa	364	327
Asia-Pacific	96	266
	$3,033	$4,433
Income (Loss) from Operations:
United States and Latin America	$(8,728)	$1,003
Canada	2,159	3,495
Europe, Middle East and Africa	352	357
Asia-Pacific	997	1,570
Unallocated:
Stock compensation	(1,133)	(1,019)
Public company costs	(402)	(415)
	$(6,755)	$4,991

	June 30, 2020	March 31, 2020
Property, Plant and Equipment, Net:
United States and Latin America	$39,866	$39,815
Canada	29,060	28,703
Europe, Middle East and Africa	3,270	3,246
Asia-Pacific	761	778
	$72,957	$72,542
Total Assets:
United States and Latin America	$225,781	$239,751
Canada	280,819	270,055
Europe, Middle East and Africa	73,990	73,334
Asia-Pacific	39,357	37,765
	$619,947	$620,905

Capital expenditures by geographic area were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Capital Expenditures:
United States and Latin America	$1,793	$1,162
Canada	233	388
Europe, Middle East and Africa	20	169
Asia-Pacific	13	7
	$2,059	$1,726

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2020 and 2019 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2020 and 2019 as “YTD 2021” and “YTD 2020,”, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to effectively integrate THS product lines into our existing sales and market channels; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to bid and win new contracts; (x) our ability to successfully develop and improve our products and successfully implement new technologies; (xi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xii) our revenue mix; (xiii) our ability to acquire smaller value added companies; (xiv) changes in relevant currency exchange rates; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) our ability to achieve our operational initiatives; (xxiv) potential liability related to our products as well as the delivery of products and services; (xxv) our ability to comply with foreign anti-corruption laws; (xxvi) export control regulations or sanctions; (xxvii) changes in U.S. and foreign government administrative policy; (xxviii) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxix) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxi) climate change and related regulation of greenhouse gases. See also Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020 and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC for information regarding the additional factors that have impacted or may impact our business and operations. Any one or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.
        Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Overview

        We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in diverse markets including: oil & gas, chemical processing, power generation, mining and other industrial markets. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles) and services (engineering, installation and maintenance services) and software (design optimization and control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2021 and YTD 2020, approximately 67% and 56% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, Thermon Heating Systems, Inc. (formerly known as CCI Thermal Technologies Inc.) ("THS"), Unitemp Close Corporation ("Unitemp"), Thermon Power Solutions Inc. (formerly known as Sumac Fabrication Co. Ltd.) (“TPS”) and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
        Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, THS offers a suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as “Greenfield” projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as “MRO/UE”. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually as MRO/UE revenue, as we believe such revenues are typically derived from MRO/UE. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries that subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. THS has been excluded from the Greenfield and MRO/UE calculations as substantially all of THS's revenue would be classified as MRO/UE under these definitions.
        We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2020 was $109.9 million, as compared to $105.4 million at March 31, 2020. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

Cost of sales. Our cost of sales includes primarily the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, our primary raw materials have been readily available from multiple suppliers. Raw material costs have been stable and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance that we may be able to pass along such cost increases, including the potential impacts of tariffs, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020 and elsewhere in this quarterly report and those described below. These factors include:

•Timing of Greenfield projects. Our results of operations in recent years have been impacted by the various construction phases of large Greenfield projects. On our large Greenfield projects, we are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest Greenfield projects may generate revenue for several quarters. In the early stages of a Greenfield project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers. Therefore, we typically provide a mix of products and services during each phase of a Greenfield project, and our margins fluctuate accordingly.
•Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.
•Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have acquired four companies that offer complementary products and services to our core thermal solution offerings: THS, Unitemp, TPS and IPI. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
•Impact of product mix.  Typically, both Greenfield and MRO/UE customers require our products as well as our engineering and construction services. The level of service and construction needs will affect the profit margin for each type of revenue. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.
We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended June 30,*
	2020	2019
Greenfield	32%	49%
MRO/UE	68%	51%
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

•Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2021 and YTD 2020, MRO/UE sales (excluding THS) comprised approximately 68% and 51% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.
•Seasonality of MRO/UE revenues. MRO/UE revenues for the legacy heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season. However, revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects.

Recent Developments - COVID-19 Pandemic. The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. See part Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020, for further discussion. The Company has taken the following precautionary measures in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic:
•Limiting discretionary spending across the organization;
•Decreasing payroll expense, including temporarily decreasing salaries for certain officers and implementing a reduction in force initiative that will reduce ongoing personnel cost by approximately $8.0 million in the fiscal year ending March 31, 2021; and
•Reducing the budget for capital expenditures in the fiscal year ending March 31, 2021 to approximately $4.0 million, a reduction of $6.9 million as compared to fiscal 2020.

During fiscal 2020, revenue from our operations decreased, year over year, by approximately 7% compared to revenues generated in fiscal 2019. Lower crude oil prices, which management largely attributes to the COVID-19 pandemic, have had a significant adverse impact on customer capital and maintenance related spending, which in turn resulted in the decline in our revenues. We believe that the revenue decline in our reporting units is cyclical in nature and that our long-term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our operations.

During the three months ended June 30, 2020, we completed a reduction in force initiative (described above) in which we reduced approximately 10% of our global workforce and limited discretionary spending across the organization. The employee severance and office closure costs totaled approximately $2.9 million. These spending reductions are intended to align the expected cost structure with future expected revenue levels. The Company estimates that total cost reductions as a result of the reduction in force will contribute $8.0 million in cost reductions for fiscal year ended March 31, 2021.

Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions, especially in energy markets, could indicate a need to reevaluate the fair value of our reporting units and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our reporting units in future periods.

During fiscal 2020, we considered the decline in our business to be an indicator of potential asset impairments in our reporting units. During in the fourth quarter of fiscal 2020, we performed a goodwill and intangible asset impairment assessment of all of our reporting units utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the results of our goodwill impairment assessment, the estimated fair value of the reporting units exceeded the carrying value. As such, there was no impairment of our reporting units' goodwill or intangible assets during fiscal 2020. No triggering events were identified during the three month period ended June 30, 2020 which would indicate that the fair value of any of our reporting units was less than its carrying amount. We will continue to monitor our reporting units' goodwill and intangible asset valuations and perform qualitative assessments at each interim reporting period.

Results of Operations (Three-month periods ended June 30, 2020 and 2019)
The following table sets forth our unaudited consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively, and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/(Decrease)
	(dollars in thousands)
	2020	2019	$	%
Consolidated Statements of Operations Data:
Sales	$56,848	$91,712	$(34,864)	(38)%
Cost of sales	32,729	54,570	(21,841)	(40)%
Gross profit	$24,119	$37,142	$(13,023)	(35)%
Gross margin %	42.4%	40.5%
Operating expenses:
Marketing, general and administrative and engineering	$26,708	$26,699	$9	—%
Stock compensation expense	1,133	1,019	114	11%
Amortization of intangible assets	3,033	4,433	(1,400)	(32)%
Income (loss) from operations	$(6,755)	$4,991	$(11,746)	(235)%
Interest expense, net:
Interest income	25	51	(26)	(51)%
Interest expense	(2,322)	(3,474)	1,152	(33)%
Amortization of debt costs	(258)	(296)	38	(13)%
Interest expense, net	(2,555)	(3,719)	1,164	(31)%
Other income	732	233	499	214%
Income (loss) before provision for income taxes	$(8,578)	$1,505	$(10,083)	(670)%
Income tax expense (benefit)	(2,493)	44	(2,537)	(5,766)%
Net income (loss)	$(6,085)	$1,461	$(7,546)	(516)%
Income (loss) attributable to non-controlling interests (1)	—	(10)	10	(100)%
Net income (loss) available to Thermon Group Holdings, Inc.	$(6,085)	$1,471	$(7,556)	(514)%
(1) Represents income attributable to the 12.5% non-controlling equity interest in the TPS business that was retained by sellers in the TPS transaction. Subsequent to August 1, 2019, income attributable to non-controlling equity interest is 0%. (See Note 10, "Related Party Transactions" to our unaudited condensed consolidated financial statements for additional information).
Three Months Ended June 30, 2020 (“YTD 2021”) Compared to the Three Months Ended June 30, 2019 (“YTD 2020”)

Revenues. Revenues for YTD 2021 were $56.8 million, compared to $91.7 million for YTD 2020, a decrease of $34.9 million or 38% which management attributes to lower crude oil prices in connection with the global COVID-19 pandemic (which has had a significant adverse impact on customer capital spending). Our sales mix (excluding THS) in YTD 2021 was 32% Greenfield and 68% MRO/UE, as compared to 49% Greenfield and 51% MRO/UE in YTD 2020. Greenfield revenue is typically near 40% of our total revenue. In YTD 2021, revenues declined in all reportable segments. These decreases were primarily related to a decline in demand for our products and services in connection with the COVID-19-driven economic downturn in both Greenfield and MRO/UE.

Gross profit and margin. Gross profit totaled $24.1 million in YTD 2021, compared to $37.1 million in YTD 2020, a decrease of $13.0 million primarily due to a decline in revenues. Gross margins were 42.4% and 40.5% in YTD 2021 and YTD 2020, respectively. The higher gross margin in YTD 2021 is attributable to considerably higher sales of higher margin MRO/UE revenue relative to lower margin Greenfield revenues. In addition, our gross margins were positively impacted by the Canadian Emergency Wage Subsidy, through which we received subsidies with respect to our Canadian manufacturing operations. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements, for more information on the Canadian Emergency Wage Subsidy.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $26.7 million in YTD 2021, compared to $26.7 million in YTD 2020. During YTD 2021, we incurred one-time severance costs of $2.9 million related to reduction in force that will reduce ongoing personnel cost to address the COVID-19 economic downturn. We estimate that reductions in headcount as part of the Company's reduction in force initiative will result in a forward expense reduction of $8.0 million on an annual basis. The severance related charges were partially offset by the wage subsidy credits mentioned above. The Company proportionally allocated the subsidy between marketing, general and administrative and engineering wages and cost of sales wages in a similar manner in which the wage relief was intended to offset.
Amortization of intangible assets. Amortization of intangible assets was $3.0 million in YTD 2021 and $4.4 million in YTD 2020, a decrease of $1.4 million. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2020.
Interest expense net. Interest expense, net, was $2.6 million in YTD 2021, compared to $3.7 million in YTD 2020, a decrease of $1.1 million. The decrease in interest expense is due to voluntary principal prepayments of $41.8 million during fiscal 2020 on both the revolving credit facility and the term loan B credit facility. (see Note 9, "Long-Term Debt", to our unaudited condensed consolidated financial statements for additional information on our long-term debt).
Other income. Other income was $0.7 million and income of $0.2 million in YTD 2021 and YTD 2020, respectively, an increase in other income of $0.5 million. Changes in other income and expense primarily relate gains and losses associated with our deferred compensation plan for certain highly compensated employees and, to a lesser extent, transactional foreign exchange gains and losses.
        Income taxes. Income tax was a $2.5 million benefit in YTD 2021 on pre-tax loss of $8.6 million compared to an income tax expense of $0.0 million in YTD 2020 on pre-tax net income of $1.5 million, a change of $2.5 million. Our effective tax rate was 29.1% and 2.9% in YTD 2021 and YTD 2020, respectively. Discrete tax adjustments reduced our tax expense by $0.1 million and $0.4 million in YTD 2021 and YTD 2020, respectively.
On July 20, the IRS released updated rules with regard to Global intangible low-taxed income or ("Gilti tax'). Under the new regulations, Thermon will be able to reduce its Gilti tax under the high tax exception rules. Since the change occurred after June 30, 2020, GAAP guidance requires that the Company implement the impact during the three months ended September 30, 2020. The Gilti tax reduction is retroactive; therefore, we expect a discrete reversal of a portion of previously recorded tax upon implementation.
Our anticipated annual effective income tax rate before discrete events is 30.7% in fiscal 2021. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 14, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for further detail on income taxes.
Net loss available to Thermon. Net loss available to the Company, was $6.1 million in YTD 2021 as compared to income of $1.5 million in YTD 2020, a decrease of $7.6 million. The decrease in YTD 2021 net income is primarily due to (i) a $13.0 million decrease in gross profit, offset in part by (ii) a $1.4 million decrease in amortization of intangibles due to certain intangibles that became fully amortized in YTD 2021 (iii) a $1.1 million decrease in net interest expense (iv) a $0.5 million increase in miscellaneous income and (v) a $2.5 million decrease in income tax expense.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of June 30, 2020 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$175,375	$2,500	$5,000	$167,875	$—
Interest payments on variable rate term loan(2)	36,073	8,532	16,697	10,844	—
Borrowings under revolving credit facility(3)	3,669	3,669	—	—	—
Operating lease obligations(4)	21,401	4,509	7,036	4,051	5,805
Information technology services agreements(5)	1,769	1,641	128	—	—
Total	$238,287	$20,851	$28,861	$182,770	$5,805
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
(2) Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of June 30, 2020.
(3) Consists of borrowings under our revolving line of credit facility. As of June 30, 2020, the interest rate on outstanding borrowings was 3.95%.
(4) We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(5) Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income as period expense when incurred. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
During the three months ended June 30, 2020, we drew down under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic and volatility in commodity markets. We made several draws on our revolving credit facility, resulting in a total of $41.2 million (including $4.0 million in letters of credit) in outstanding borrowings and approximately $18.6 million of remaining borrowing capacity (subject to the borrowing base) under our revolving credit facility, in each case as of April 30, 2020. Subsequent to April 30, 2020, we made repayments on our revolving credit facility in the amount of $33.7 million which offsets the previously mentioned draw down resulting in outstanding borrowings of $3.7 million as of June 30, 2020.
Cash and cash equivalents. At June 30, 2020, we had $48.2 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $14.1 million, or 29%, of these amounts were held in domestic accounts with various institutions and approximately $34.1 million, or 71%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At June 30, 2020, we had outstanding borrowings under our revolving credit facility of $3.7 million and $53.2 million of available capacity thereunder, after taking into account the borrowing base, outstanding borrowings and $3.1 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of June 30, 2020, we had $175.4 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $164.8 million due at maturity of the term loan in October 2024.
        Guarantees; security. The term loan is guaranteed by Thermon Group Holdings, Inc. and all of its current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of Thermon Group Holdings, Inc. under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc. and the US Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the "Canadian Borrower") under the revolving credit facility are guaranteed by the Company, Thermon Holding Corp. (the "US Borrower"), the US Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
        Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio on the last day of the following periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.8:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.3:1.0. As of June 30, 2020, we were in compliance with all financial covenants of the credit facility.
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

Repatriation considerations. Given the significant changes resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and potential opportunities to repatriate cash tax free, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings, which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount.

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

        For the remainder of fiscal year 2021, we estimate that we will invest approximately $2.0 million in property, plant and equipment for our thermal solutions business and will continue to make investments in TPS's rental equipment business (based on market demand). In order to preserve liquidity in response to the current macroeconomic uncertain resulting from the COVID-19 pandemic, we reduced the budget for capital expenditures in the fiscal year ending March 31, 2021 by approximately $6.9 million as compared to fiscal 2020. Key investments for fiscal 2021 include the purchase of capital equipment used in our manufacturing facilities, land and building improvements and continued investments in our enterprise resource planning software upgrade. During YTD 2021, we invested $0.2 million in TPS for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.

Net cash provided by operating activities totaled $3.4 million and $3.4 million in YTD 2021 and YTD 2020, respectively. During YTD 2021 as compared to YTD 2020, working capital accounts provided an increase in cash of $8.4 million, net income represents a decrease in cash provided of $7.5 million and non-cash reconciling items represents a decrease in cash provided of $0.9 million.
        Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a source of cash of $14.2 million and $3.1 million in YTD 2021 and YTD 2020 respectively, an increase in the source of cash of $11.1 million in YTD 2021. During YTD 2021 and YTD 2020, accounts receivable decreased due to a decline in revenues and strong collections efforts, representing a source of cash of $21.2 million and $7.3 million, respectively. Contract assets represented a source of cash of $1.8 million and $2.4 million in YTD 2021 and YTD 2020, respectively, which is primarily attributed to timing of billings on our projects. In YTD 2021 and YTD 2020 our inventory increased due to a decline in incoming order rates, representing a use of cash of $7.9 million and $4.1 million, respectively.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $6.1 million and $6.5 million in YTD 2021 and YTD 2020, respectively, a decrease in the use of cash of $0.4 million. The change in accounts payable and accrued liabilities is primarily due to the timing of vendor payments and our annual incentive program accrual. Changes in our income taxes payable and receivable balances represented a use of cash of $3.8 million and $0.8 million in YTD 2021 and YTD 2020, respectively.
Net cash used in investing activities totaled $2.1 million and $1.6 million for YTD 2021 and YTD 2020, respectively, a comparative increase in the use of cash for investing activities of $0.5 million. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business.
Net cash provided by financing activities totaled $2.7 million and $1.8 million in YTD 2021 and YTD 2020, respectively, a comparative increase in the use of cash from financing activities of $0.9 million. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt and revolving credit facility.

Off-Balance Sheet Arrangements
As of June 30, 2020, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Effect of Inflation
 While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by price increases of our products. We cannot assure you, however, that we will not be affected by general inflation in the future.
Critical Accounting Polices
See Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 67% of our YTD 2021 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen and South African Rand.
During YTD 2021, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.1 million for YTD 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.1 million for YTD 2021. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $18 thousand for YTD 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of approximately $22 thousand for YTD 2021.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were gains of $0.2 million in YTD 2021 and YTD 2020.
As of June 30, 2020, we had approximately $9.9 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. We estimate that our sales were negatively impacted by $2.4 million in YTD 2021 when compared to foreign exchange translation rates that were in effect in YTD 2020. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2020, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $9.5 million and $4.4 million in YTD 2021 and YTD 2020, respectively, representing a comparative increase in foreign currency translation gains of $5.1 million. The comparative increase in YTD 2021 foreign currency translation gains is primarily due to the strengthening of the Canadian dollar and Euro relative to the U.S. dollar at a more accelerated rate as compared to YTD 2020. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
        Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $54.6 million with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
        Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. As of June 30, 2020, we had $175.4 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. The interest rate for borrowings under our term loan B credit facility was 4.75% as of June 30, 2020. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.7 million increase or decrease in our annual interest expense. As of June 30, 2020, we had $3.7 million of outstanding principal under our revolving credit facility for the Canadian revolving credit line and no outstanding principal under our revolving credit facility for the U.S. revolving credit line. As of June 30, 2020, the interest rate on outstanding borrowings was 3.95% for our Canadian revolving credit line. Based on the outstanding borrowings under our Canadian revolving credit line, a 1% change in the interest rate would not result in a significant increase or decrease in our annual interest expense. We cannot provide any assurances that historical revolver borrowings (if any) will be reflective of our future use of the revolving credit facility.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan*

10.2†	Form of Employee Relative TSR Performance Stock Unit Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan*

10.3†	Form of Employee Adjusted EBITDA Performance Stock Unit Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan*

10.4†	Form of Employee Stock Option Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan*

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

* Filed herewith

†  Management contract and compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 6, 2020	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)