Form 10-Q
period 2020-09-30
Thermon Group Holdings, Inc.
filed 2020-11-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 33,180,452 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED September 30, 2020

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,362	$43,237
Accounts receivable, net of allowances of $1,003 and $834 as of September 30, 2020 and March 31, 2020, respectively	66,104	92,478
Inventories, net	71,317	60,273
Contract assets	11,979	10,194
Prepaid expenses and other current assets	11,435	9,219
Income tax receivable	7,370	2,535
Total current assets	219,567	217,936
Property, plant and equipment, net of depreciation and amortization of $50,589 and $43,550 as of September 30, 2020 and March 31, 2020, respectively	72,691	72,542
Goodwill	206,071	197,978
Intangible assets, net	104,174	104,546
Operating lease right-of-use assets	15,049	16,637
Deferred income taxes	2,944	2,904
Other long-term assets	6,579	8,362
Total assets	$627,075	$620,905
Liabilities
Current liabilities:
Accounts payable	$25,162	$25,070
Accrued liabilities	21,269	23,757
Current portion of long-term debt	2,500	2,500
Contract liabilities	3,108	4,538
Lease liabilities	3,947	3,553
Income taxes payable	219	1,217
Total current liabilities	56,205	60,635
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $3,962 and $4,447 as of September 30, 2020 and March 31, 2020, respectively	168,288	169,053
Deferred income taxes	21,623	22,245
Non-current lease liabilities	14,072	15,571
Other non-current liabilities	8,288	6,962
Total liabilities	268,476	274,466
Commitments and contingencies (Note 11)

Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,169,798 and 32,916,818 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	229,998	227,741
Accumulated other comprehensive loss	(49,744)	(63,894)
Retained earnings	178,312	182,559
Total equity	358,599	346,439
Total liabilities and equity	$627,075	$620,905
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019

Sales	$66,406	$102,935	$123,254	$194,647
Cost of sales	37,475	57,503	70,204	112,073
Gross profit	28,931	45,432	53,050	82,574
Operating expenses:
Marketing, general and administrative and engineering	23,788	28,130	51,629	55,848
Amortization of intangible assets	2,097	4,461	5,130	8,894
Income (loss) from operations	3,046	12,841	(3,709)	17,832
Other income/(expenses):
Interest income	17	65	42	116
Interest expense	(2,433)	(3,951)	(5,013)	(7,721)
Other income/(expense)	582	(172)	1,314	61
Income (loss) before provision for income taxes	1,212	8,783	(7,366)	10,288
Income tax expense (benefit)	(626)	1,862	(3,119)	1,906
Net income (loss)	$1,838	$6,921	$(4,247)	$8,382
Income (loss) attributable to non-controlling interests	—	9	—	(1)
Net income (loss) available to Thermon Group Holdings, Inc.	$1,838	$6,912	$(4,247)	$8,383
Comprehensive income (loss):
Net income (loss) available to Thermon Group Holdings, Inc.	$1,838	$6,912	$(4,247)	$8,383
Foreign currency translation adjustment	5,254	(4,813)	14,729	(378)
Other	(199)	337	(579)	337
Comprehensive income	$6,893	$2,436	$9,903	$8,342
Net income (loss) per common share:
Basic	$0.06	$0.21	$(0.13)	$0.26
Diluted	0.06	0.21	(0.13)	0.25
Weighted-average shares used in computing net income per common share:
Basic	33,164,921	32,727,023	33,075,902	32,681,410
Diluted	33,417,654	33,244,387	33,075,902	33,111,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (loss)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	81,995	—	437	—	—	437
Issuance of common stock as deferred compensation to employees	39,458	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	63,477	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,520	—	—	—	—	—
Stock compensation expense	—	—	1,133	—	—	1,133
Repurchase of employee stock units on vesting	—	—	(557)	—	—	(557)
Net loss available to Thermon Group Holdings, Inc.	—	—	—	(6,085)	—	(6,085)
Foreign currency translation adjustment	—	—	—	—	9,475	9,475
Other	—	—	—	—	(380)	(380)
Balances at June 30, 2020	33,115,268	$33	$228,754	$176,474	$(54,799)	$350,462
Issuance of common stock in exercise of stock options	1,344	—	15	—	—	15
Issuance of common stock as deferred compensation to employees	33,789	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	6,005	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,392	—	—	—	—	—
Stock compensation expense	—	—	1,358	—	—	1,358
Repurchase of employee stock units on vesting	—	—	(129)	—	—	(129)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,838	—	1,838
Foreign currency translation adjustment	—	—	—	—	5,254	5,254
Other	—	—	—	—	(199)	(199)
Balances at September 30, 2020	33,169,798	$33	$229,998	$178,312	$(49,744)	$358,599

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	5,417	—	62	—	—	—	62
Issuance of common stock as deferred compensation to employees	39,139	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,621	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	3,654	—	—	—	—	—	—
Stock compensation expense	—	—	1,019	—	—	—	1,019
Repurchase of employee stock units on vesting	—	—	(784)	—	—	—	(784)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,471	—	—	1,471
Foreign currency translation adjustment	—	—	—	—	—	4,435	4,435
Remeasurement of non-controlling interest	—	—	(315)	—	315	—	—
Loss attributable to non-controlling interests	—	—	—	—	(10)	—	(10)
Balances at June 30, 2019	32,705,031	$33	$223,022	$172,092	$4,509	$(44,514)	$355,142
Issuance of common stock as deferred compensation to employees	16,262	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	14,757	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	6,389	—	—	—	—	—	—
Stock compensation expense	—	—	1,323	—	—	—	1,323
Repurchase of employee stock units on vesting	—	—	(95)	—	—	—	(95)
Net income available to Thermon Group Holdings, Inc.	—	—	—	6,912	—	—	6,912
Foreign currency translation adjustment	—	—	—	—	—	(4,813)	(4,813)
Purchase of shares from non-controlling interests	—	—	—	—	(4,508)	—	(4,508)
Remeasurement of non-controlling interest	—	—	10	—	(10)	—	—
Income attributable to non-controlling interests	—	—	—	—	9	—	9
Other	—	—	—	—	—	337	337
Balances at September 30, 2019	32,742,439	$33	$224,260	$179,004	$—	$(48,990)	$354,307

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Operating activities
Net income (loss)	$(4,247)	$8,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,643	13,956
Amortization of deferred debt issuance costs	515	870
Stock compensation expense	2,491	2,342
Deferred income taxes	(2,142)	(462)
Release of reserve for uncertain tax positions, net	—	(2,343)
Loss on long-term cross currency swap	3,491	798
Remeasurement gain on intercompany balances	(4,537)	(147)
Changes in operating assets and liabilities:
Accounts receivable	29,767	6,313
Inventories	(9,431)	(958)
Contract assets	(3,169)	9,054
Other current and non-current assets	(3,593)	(4,432)
Accounts payable	(17)	1,052
Accrued liabilities and non-current liabilities	(1,228)	(3,542)
Income taxes payable and receivable	(5,939)	(833)
Net cash provided by operating activities	12,604	30,050
Investing activities
Purchases of property, plant and equipment	(4,132)	(3,839)
Sale of rental equipment	37	145
Net cash used in investing activities	(4,095)	(3,694)
Financing activities
Proceeds from revolving credit facility	37,189	10,000
Payments on long-term debt and revolving credit facility	(38,714)	(23,131)
Purchase of shares from non-controlling interests	—	(4,508)
Proceeds from exercise of stock options	452	62
Repurchase of employee stock units on vesting	(686)	(879)
Payments on finance leases	(139)	(79)
Net used in financing activities	(1,898)	(18,535)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,304	(121)
Change in cash, cash equivalents and restricted cash	7,915	7,700
Cash, cash equivalents and restricted cash at beginning of period	46,007	33,841
Cash, cash equivalents and restricted cash at end of period	$53,922	$41,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information
Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered industrial process heating solutions for process industries. Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. In addition to our heat tracing products, we also provide (i) industrial process heating solutions focused on advanced heating and filtration solutions for industrial and hazardous area applications, which are sold under our Thermon Heating Solutions (or “THS”) brand, and (ii) temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities, which are sold under our Thermon Power Solutions (or “TPS”) brand. As a manufacturer, we offer a full suite of products (such as heating units, heating cables, tubing bundles and control systems) and services (such as design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects.
    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2020 and March 31, 2020, and the results of our operations for the three and six months ended September 30, 2020 and 2019.
Impact of COVID-19 Pandemic
The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. We may experience a decline in the demand of our products and services that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods.
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (“CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential lay-offs of employees. The CEWS, which was made retroactive to March 1, 2020, generally provides “eligible entities” with a wage subsidy of up to 75% of “eligible remuneration” paid to an eligible employee per week, limited to a certain weekly maximum. On September 23, 2020, the Canadian government announced that the CEWS program would be extended through the summer of 2021 and announced certain modifications to the subsidy calculation. Our Canadian operations have benefited from such wage subsidies and have received distributions from the Canadian government during the six months period ended September 30, 2020. During the three and six month ended September 30, 2020, we recorded subsidies in the amount of $2,532 and $4,948, respectively, for which we qualify, as an offset or reduction to the related underlying expenses and assets, accordingly.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2020, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2021.
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

	September 30,
	2020	2019
Cash and cash equivalents	$51,362	$39,014
Restricted cash included in prepaid expenses and other current assets	2,190	2,054
Restricted cash included in other long-term assets	370	473
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$53,922	$41,541

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

Recent Accounting Pronouncements

    Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 Financial Instruments -Credit Losses (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.

    Intangibles- In January 2017, the FASB issued Accounting Standards Update 2017-04 Intangibles - Goodwill and other (“ASC Topic 350”), which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2020 and March 31, 2020, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	September 30, 2020		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$174,750	$173,439	$176,000	$150,480	Level 2 - Market Approach

At September 30, 2020 and March 31, 2020, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2. The Company believes the decline in fair value as of March 31, 2020 was temporary due to the COVID-19 pandemic.
Cross Currency Swap
    The Company has entered into a long-term cross currency swap to hedge the currency rate fluctuations related to a $42,958 intercompany receivable at September 30, 2020 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging ("ASC 815"). We recorded $1,507 and $3,450 of unrealized mark-to-market losses on the cross currency swap, which is reported as "Other income and expense", in the condensed consolidated statement operations and comprehensive income for the three and six months ended September 30, 2020, respectively. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge assets in the amount of $1,000 and $4,011 were included in "Other long-term assets" in the condensed consolidated balance sheet as of September 30, 2020 and March 31, 2020, respectively. For the six months ended September 30, 2020, the loss on the long-term cross currency swap derivative contract was offset by unrealized gain on the intercompany note of $3,805 for a net gain of $355.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheet at September 30, 2020 and March 31, 2020 were $4,132 and $2,849, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $4,144 and $2,886 included in “Other long-term liabilities” in the condensed consolidated balance sheet at September 30, 2020 and March 31, 2020, respectively. Deferred compensation expense included in "marketing, general and administrative and engineering" were $781 and $36 for the three months ended September 30, 2020 and 2019, respectively, and $1,311 and $139 for the six months ended September 30, 2020 and 2019, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income and expense" on our condensed consolidated statements of comprehensive income. Our unrealized gains and losses on investments were gains of $840 and $21 for the three months ended September 30, 2020 and 2019, respectively, and $1,363 and $116 for the six months ended September 30, 2020 and 2019, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income and expense" on our condensed consolidated statements of comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2020 and March 31, 2020, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2020	March 31, 2020
Russian Ruble	$1,172	$1,103
Euro	—	500
Canadian Dollar	11,500	1,500
South Korean Won	3,000	3,500
Mexican Peso	1,500	2,000
Australian Dollar	800	700
Great Britain Pound	500	500
Total notional amounts	$18,472	$9,803

The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2020		March 31, 2020
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$19	$114	$140	$49
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $145 and $199 in the three months ended September 30, 2020 and 2019, respectively, and losses of $49 and $241 for the six months ended September 30, 2020 and 2019, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended September 30, 2020 and 2019, our net foreign currency transactions were gains of $150 and losses of $90, respectively, and gains of $331 and $123 for the six months ended September 30, 2020 and 2019, respectively.
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
During the three months ended September 30, 2020, we exercised the early termination option in one of our existing leases in Canada, which resulted in the remeasurement of the related ROU asset and lease liability and accelerated the lease amortization and expense to align with the cease use date of the facility. We intend to vacate the facility on December 31, 2020. The resulting incremental charges of $46 for abandonment treatment of the lease have been included in our restructuring charges for the three months ended September 30, 2020.
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

    We lease temporary power products under our TPS product brand line to our customers on a short-term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. As such, lease revenues for temporary power products recognized under ASC Topic 842 in the interim period did not materially differ from leases that would have been recorded under ASC Topic 840.
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our North American operations. Many of our Europe, Middle East and Africa (“EMEA”) operations and Asia-Pacific operations borrow funds from the debt facilities maintained by our U.S. operating subsidiary and establish intercompany balances to account for these loans. This practice is due to the more preferential rates available to our U.S. operating subsidiary and/or the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2020 for operating leases that commenced prior to April 1, 2020 to establish the lease liabilities. For operating leases that commenced during the six months ended September 30, 2020, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	September 30, 2020	March 31, 2020
Weighted average remaining lease term
Operating	5.9	6.2
Finance	3.3	3.4

Weighted average discount rate
Operating	4.83%	4.82%
Finance	6.95%	6.98%

    Supplemental balance sheet information related to leases was as follows:

Assets	Classification	September 30, 2020	March 31, 2020
Operating	Operating lease right-of-use assets	$15,049	$16,637
Finance	Property, plant and equipment	551	695
Total right-of-use assets		$15,600	$17,332

Liabilities
Current
Operating	Lease liabilities	$3,743	$3,352
Finance	Lease liabilities	204	201
Non-current
Operating	Non-current lease liabilities	13,703	15,060
Finance	Non-current lease liabilities	369	511
Total lease liabilities		$18,019	$19,124

Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Operating lease expense	Marketing, general and administrative and engineering	$1,243	$959	$2,384	$1,767

Finance lease expense:
Amortization of ROU assets	Marketing, general and administrative and engineering	68	66	145	125
Interest expense on finance lease liabilities	Interest expense	11	13	22	26

Short-term lease expense	Marketing, general and administrative and engineering	30	252	51	715
Net lease expense		$1,352	$1,290	$2,602	$2,633

Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Operating cash used for operating leases	$1,697	$1,365
Operating cash flows used for finance leases	22	26
Financing cash flows used for finance leases	139	108

Future lease payments under non-cancellable operating leases as of September 30, 2020 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending September 30,
2021	$4,502	$191
2022	3,886	159
2023	3,022	147
2024	2,105	105
2025	1,683	30
Thereafter	5,383	—
Total lease payments	$20,581	$632
Less imputed interest	(3,135)	(59)
Total lease liability	$17,446	$573

4. Restructuring
During the six months ended September 30, 2020, we enacted certain restructuring initiatives to align our current cost structure with the present decline in demand for our products and services primarily due to COVID-19 and depressed oil prices. Moreover, the Company eliminated approximately 85 and 196 positions during the three and six months ended September 30, 2020, respectively (both hourly and salaried positions), and incurred $1,941 and $4,862 in one-time severance costs during the three and six months ended September 30, 2020, respectively, which were recorded to marketing, general and administrative and engineering in our condensed consolidated statements of operations and comprehensive income. In addition, we incurred $46 in lease abandonment charges related to a Canadian facility we intend to vacate on December 31, 2020, which was recorded to marketing, general and administrative and engineering expense in our condensed consolidated statements of operations and comprehensive income.
Restructuring costs by reportable segment were as follows:

	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020

United States and Latin America	$351	$2,414
Canada	1,270	2,128
Europe, Middle East and Africa	356	356
Asia-Pacific	10	10
	$1,987	$4,908

Restructuring activity related to accrued severance recorded to accrued liabilities in the condensed consolidated balance sheets is summarized as follows for the six months ended September 30, 2020:

September 30, 2020

Beginning balance	$—
Costs incurred	4,862
Less cash payments	(2,791)
Ending balance	$2,071

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
The reconciliations of the denominators used to calculate basic and diluted net income (loss) per common share for the three and six months ended September 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Basic net income per common share
Net income (loss) available to Thermon Group Holdings, Inc.	$1,838	$6,912	$(4,247)	$8,383
Weighted-average common shares outstanding	33,164,921	32,727,023	33,075,902	32,681,410
Basic net income (loss) per common share	$0.06	$0.21	$(0.13)	$0.26

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Diluted net income per common share
Net income (loss) available to Thermon Group Holdings, Inc.	$1,838	$6,912	$(4,247)	$8,383
Weighted-average common shares outstanding	33,164,921	32,727,023	33,075,902	32,681,410
Common share equivalents:
Stock options	3,376	201,730	—	205,359
Restricted and performance stock units	249,357	315,634	—	225,009
Weighted average shares outstanding – dilutive (1)	33,417,654	33,244,387	33,075,902	33,111,778
Diluted net income (loss) per common share (2)	$0.06	$0.21	$(0.13)	$0.25
(1) For the three months ended September 30, 2020, 256,444 equity awards were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the six months ended September 30, 2020 and 2019, 283,764 and 16,557 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
(2) As the Company incurred a net loss for the six months ended September 30, 2020, there was no dilutive effect on net loss per common share as common share equivalents are antidilutive. Therefore, both basic and diluted net loss per common share were $(0.13) for the six months ended September 30, 2020.

6. Inventories
Inventories consisted of the following:

	September 30, 2020	March 31, 2020
Raw materials	$38,564	$31,300
Work in process	4,538	5,317
Finished goods	30,085	25,701
	73,187	62,318
Valuation reserves	(1,870)	(2,045)
Inventories, net	$71,317	$60,273

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of September 30, 2020 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2020	$62,725	$107,739	$18,890	$8,624	$197,978
Foreign currency translation impact	—	6,849	1,244	—	8,093
Balance as of September 30, 2020	$62,725	$114,588	$20,134	$8,624	$206,071

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, which is based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year.
During fiscal 2020, revenue from our operations decreased, year over year, by approximately 7% compared to revenues generated in fiscal 2019. Lower crude oil prices, which management attributes to the COVID-19 pandemic, have had a significant adverse impact on customer capital spending, which in turn resulted in a decline in our revenues.

We considered the decline in our business during fiscal 2020 to be an indicator of potential asset impairments in our reporting units. During the fourth quarter of fiscal 2020, we performed a goodwill and intangible asset impairment assessment of all of our reporting units utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the results of our goodwill impairment assessment, the estimated fair value of the reporting units exceeded the carrying value. As such, there was no impairment of our reporting units' goodwill or intangible assets during fiscal 2020. We continue to monitor our reporting units' goodwill and intangible asset valuations and perform qualitative assessments at each interim reporting period. Changes in estimates and assumptions used to determine whether impairment exists or future declines in actual and forecasted operating results and/or market conditions, especially in energy markets, could indicate a need to reevaluate the fair value of our reporting units and may ultimately result in an impairment to goodwill and/or indefinite-lived intangible assets of our reporting units in future periods.
No triggering events were identified during the six month period ended September 30, 2020 which would indicate that the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2020	Accumulated Amortization	Net Carrying Amount at September 30, 2020	Gross Carrying Amount at March 31, 2020	Accumulated Amortization	Net Carrying Amount at March 31, 2020
Products	$62,455	$18,219	$44,236	$58,722	$14,193	$44,529
Trademarks	45,154	1,419	43,735	43,865	1,273	42,592
Developed technology	9,854	5,145	4,709	9,564	4,758	4,806
Customer relationships	111,403	100,358	11,045	105,912	93,729	12,183
Certifications	449	—	449	436	—	436
Total	$229,315	$125,141	$104,174	$218,499	$113,953	$104,546

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2020	March 31, 2020
Accrued employee compensation and related expenses	$10,901	$12,542
Accrued interest	692	782
Customer prepayments	357	357
Warranty reserves	500	477
Professional fees	1,829	2,086
Sales taxes payable	2,165	2,423
Other	4,825	5,090
Total accrued current liabilities	$21,269	$23,757

9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2020	March 31, 2020
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $3,962 and $4,447 as of September 30, 2020 and March 31, 2020, respectively	$170,788	$171,553
Less current portion	(2,500)	(2,500)
Total long-term debt	$168,288	$169,053

Senior Secured Credit Facility
On October 30, 2017, Thermon Group Holdings, Inc., as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), which agreement provides for a $250,000 seven-year term loan B facility (the “term loan B facility”) made available to the US Borrower and a $60,000 five-year senior secured revolving credit facility made available to the US Borrower and the Canadian Borrower (the “revolving credit facility” and, together with the term loan B facility, the “credit facility”). The proceeds of the term loan B facility were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the US Borrower's revolving line of credit; (3) fund approximately $201,900 CAD of the purchase price of our acquisition (the “CCI acquisition”) of 100% of the equity interests of CCI Thermal Technologies Inc. (“CCI”) and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the CCI acquisition and the credit facility.

    Interest rates and fees. The US Borrower will have the option to pay interest on the term loan B facility at a base rate, plus an applicable margin, or at a rate based on LIBOR (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The US Borrower may borrow revolving loans in US dollars and the Canadian Borrower may borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in US dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points, and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points, or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided, that since the completion of the fiscal quarter ended March 31, 2018, the applicable margins in each case have been determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan B facility began amortizing in equal quarterly installments of 0.25% of the $250,000 term loan B facility, with the payment of the balance at maturity. The US Borrower may voluntarily prepay the principal of the term loan B facility without penalty or premium (subject to breakage fees) at any time in whole or in part. The US Borrower is required to repay the term loan B facility with certain asset sale and insurance proceeds, certain debt proceeds and, commencing with the fiscal year ended March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0, and reducing to 0% if the Company’s leverage ratio is less than 3.5 to 1.0). As of September 30, 2020, the Company's leverage ratio was less than 3.5 to 1.0. The Company is required to make quarterly principal payments of the term B loan facility of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan B facility on October 30, 2024.
    Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
    At September 30, 2020, we had no outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit or for the US Borrower line of credit. As of September 30, 2020, we had $55,435 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rate on the variable rate term loan on September 30, 2020 was 4.75%.
    Guarantees and security. The term loan is guaranteed by Thermon Group Holdings, Inc. and all of its current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of the US Borrower under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc. and the US Subsidiary Guarantors. The obligations of the Canadian Borrower under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc., the US Borrower, the US Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.’s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of Thermon Group Holdings, Inc., the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.'s assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain the following consolidated leverage ratios on the last day of the respective periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. On June 18, 2020, our revolving credit lenders agreed to an amendment whereby the debt within the leverage ratio may be reduced by cash in excess of $20,000. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of September 30, 2020, we were in compliance with all financial covenants of the credit facility.
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

10. Related Party Transactions

In connection with the acquisition of Sumac Fabrication Co. Ltd. (“Sumac”), one of Sumac's former principals (the "Minority Shareholder") retained 25% of the ownership of the entities holding the equity acquired in our acquisition of Sumac. During the fiscal year ended March 31, 2017, this individual, together with the two other former principals of Sumac, were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the Sumac transaction.

    On April 2, 2018, the Minority Shareholder provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest in the entities holding equity acquired in our acquisition of Sumac business unit to the Company, and such sale was completed and effective as of July 20, 2018. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac's financial results for the 12 months ended March 31, 2018. During the first quarter of the fiscal year ended March 31, 2019, the Company paid $5,665 to purchase the 12.5% non-controlling interest.

    Similarly, on April 2, 2019, the Minority Shareholder provided the Company notice in order to exercise his option to sell the entirety of his remaining equity interest (12.5% of the entities holding equity acquired in our acquisition of Sumac) to the Company. The terms of the April 2015 Sumac purchase agreement prescribed a valuation formula for such a sale based on Sumac’s financial results for the fiscal year ended March 31, 2019. The Company paid $4,508 to purchase the remaining 12.5% non-controlling interest on August 1, 2019.
11. Commitments and Contingencies
At September 30, 2020, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled approximately $12,006. Of this amount, $2,560 is secured by cash deposits at the Company’s financial institutions and an additional $4,564 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $4,915 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income as period expense when incurred. As of September 30, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
As of September 30, 2020, the Company has accrued $3,553 as estimated additional cost related to the operational execution of projects.

    In addition to the legal proceedings described above, in January 2020, the Company received service of process in a class action application in the Province of Quebec, Canada related to certain heating elements previously manufactured by CCI prior to our acquisition and incorporated into portable construction heaters sold by certain manufacturers. The Company believes this claim is without merit and intends to vigorously defend itself against the claim. The Company continues to evaluate the facts and circumstances of this claim; however, due to the current uncertainty of the basis for the claim, the Company is unable to establish an amount of an accrual for this claim at this time.
12. Stock Compensation Expense

Our board of directors has adopted and the shareholders have approved two stock option award plans.  The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plan (“2010 Plan”) was approved on July 28, 2010.  The 2010 Plan authorized the issuance of 2,767,171 stock options or restricted shares. On April 8, 2011, the board of directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The 2011 LTIP made available 2,893,341 shares of the Company’s common stock that may be awarded to employees, directors or non-employee contractors as compensation in the form of stock options, restricted stock awards or restricted stock units. At the Company’s 2020 annual general meeting of stockholders held on July 22, 2020, the Company’s stockholders approved the Thermon Group Holdings,

Inc. 2020 Long-Term Incentive Plan (the “2020 LTIP”), which had previously been approved by the Company’s board of directors, subject to stockholder approval. The 2020 LTIP made available 1,400,000 shares of the Company’s common stock that may be awarded to employees, directors or nonemployee contractors as compensation in the form of stock options, restricted stock awards or restricted stock units.

Stock compensation expense for the three months ended September 30, 2020 and 2019, was $1,358 and $1,323, respectively, and $2,491 and $2,342 for the six months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, there were 139,485 options outstanding. During the six months ended September 30, 2020, 71,780 options were granted to certain members of senior management. The stock options were valued by using a Black Scholes option pricing model. We arrived at a total fair value for the option awards of $439 by applying a volatility assumption of 41.1%, a risk free rate of 1.22%, expected term of 6.66 years and no expected dividend. The fair value of these options will be expensed on a straight line basis over three years. The right to purchase shares under the options vests over a five to ten-year period, beginning on the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price that was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.
During the six months ended September 30, 2020, 183,937 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,622. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the applicable grant dates for the restricted stock units, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a 12 month period of approximately $760. The number of shares issued to our directors each period is equal to a pre-determined award value subject to the fair market value of the stock price on the date of grant. During the three and six months ended September 30, 2020, 13,392 and 26,912 fully vested common shares were granted in the aggregate to our directors, respectively. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $190 and $380 for the three and six months ended September 30, 2020, respectively. The fair value of the awards is expensed on each grant date.

    During the six months ended September 30, 2020, a target amount of 49,176 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $1,060. The performance indicator for these performance stock units is based on the market performance of our stock price from the date of grant through March 31, 2023, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2023. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 99,432 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

    In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the six months ended September 30, 2020, a target amount of 86,634 performance stock units based on the Company's Adjusted EBITDA performance over three separate one year performance periods beginning with the period ending March 31, 2021 and continuing for subsequent one year periods ending on March 31, 2022 and 2023. The performance goal for these shares has not been determined. As such, the total grant date fair value is indeterminable. However, we have estimated stock compensation expense based on current share price and will adjust for stock compensation expense as the performance goal is determined for the initial measurement period ending March 31, 2021. At each reporting period, we will estimate how many awards senior management may earn and adjust our stock compensation expense accordingly. At the end of each performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 173,268 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.
13. Revenue
Disaggregation of Revenue

    We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
    Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$11,710	$12,166	$23,876	$18,824	$24,997	$43,821
Canada	13,776	5,440	19,216	26,437	4,514	30,951
Europe, Middle East and Africa	6,703	5,627	12,330	8,974	6,714	15,688
Asia-Pacific	3,820	7,164	10,984	5,424	7,051	12,475
Total revenues	$36,009	$30,397	$66,406	$59,659	$43,276	$102,935

	Six Months Ended September 30, 2020			Six Months Ended September 30, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$19,985	$22,534	$42,519	$37,138	$47,110	$84,248
Canada	27,423	11,106	38,529	49,281	8,922	58,203
Europe, Middle East and Africa	13,517	8,280	21,797	17,865	11,162	29,027
Asia-Pacific	7,905	12,504	20,409	10,124	13,045	23,169
Total revenues	$68,830	$54,424	$123,254	$114,408	$80,239	$194,647

Performance Obligations

    At September 30, 2020, revenues associated with our open performance obligations totaled $118,661, representing our combined backlog and deferred revenue. Within this amount, approximately $20,003 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

Contract Assets and Liabilities

    As of September 30, 2020 and March 31, 2020, contract assets were $11,979 and $10,194, respectively. There were no impairment losses recognized on our contract assets for the six months ended September 30, 2020 and 2019. As of September 30, 2020 and March 31, 2020, contract liabilities were $3,108 and $4,538, respectively. The majority of contract liabilities at March 31, 2020 were recognized as revenue as of September 30, 2020.
14. Income Taxes
Our effective income tax, after discrete tax events, was a 42.3% benefit against our loss before provision for taxes and 18.5% of tax expense for the six months ended September 30, 2020 and 2019, respectively. During the six months ended September 30, 2020, the Company recorded a tax benefit of $1,403 related to updated Internal Revenue Service rules regarding the United States Global intangible low-taxed income or ("GILTI tax"). Under the new rules, Thermon was able to reduce previously incurred GILTI tax under the high tax exception rules. During the six months ended September 30, 2019, the Company recorded the impact of a prospective income tax rate reduction in the province of Alberta, Canada. The scheduled rate reduction of 4% resulted in a net reduction of deferred tax liabilities of $784 reported as a benefit to tax expense. Excluding the impact of the change in GILTI tax rules and other discrete items, the Company estimates that the effective tax rate will be 25.4% for the fiscal year ending March 31, 2021. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
    As of September 30, 2020, we have established a long-term liability for uncertain tax positions in the amount of $756. As of September 30, 2020, the tax years for the fiscal years ended March 31, 2015 through March 31, 2020 remain open to examination by the major taxing jurisdictions to which we are subject.
15. Segment Information
    We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. Since March 2015, we acquired Unitemp Close Corporation ("Unitemp"), Industrial Process Insulators, Inc. ("IPI"), Sumac and CCI. Our THS business line provides advanced industrial heating and filtration solutions for industrial and hazardous area applications that closely align with Thermon's core business and serves similar end markets in North America. As such, we have elected to report operations attributable to our THS products through our US-LAM and Canada reportable segments. Both Unitemp and IPI offer thermal solutions and have been included in our EMEA and US-LAM reportable segments, respectively. Our TPS product line provides temporary power products that differ from our core thermal solutions business. As we anticipate that our full year operating results from TPS will comprise less than 10% of our total sales and operating income, operations attributable to our TPS products have been aggregated in our Canada segment. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Sales to External Customers:
United States and Latin America	$23,876	$43,821	$42,519	$84,248
Canada	19,216	30,951	38,529	58,203
Europe, Middle East and Africa	12,330	15,688	21,797	29,027
Asia-Pacific	10,984	12,475	20,409	23,169
	$66,406	$102,935	$123,254	$194,647
Inter-Segment Sales:
United States and Latin America	$9,825	$15,720	$21,098	$25,461
Canada	1,363	1,005	2,855	2,129
Europe, Middle East and Africa	378	1,033	1,073	1,594
Asia-Pacific	345	157	518	445
	$11,911	$17,915	$25,544	$29,629
Depreciation Expense:
United States and Latin America	$1,542	$1,596	$3,080	$3,095
Canada	1,079	840	2,111	1,600
Europe, Middle East and Africa	115	125	227	264
Asia-Pacific	48	49	95	103
	$2,784	$2,610	$5,513	$5,062
Amortization Expense:
United States and Latin America	$198	$1,438	$874	$2,876
Canada	1,758	2,434	3,655	4,836
Europe, Middle East and Africa	33	323	397	650
Asia-Pacific	108	266	204	532
	$2,097	$4,461	$5,130	$8,894
Income (Loss) from Operations:
United States and Latin America	$896	$5,333	$(7,832)	$6,336
Canada	2,019	5,282	4,178	8,777
Europe, Middle East and Africa	1,124	1,472	1,476	1,829
Asia-Pacific	837	2,527	1,834	4,097
Unallocated:
Stock compensation	(1,358)	(1,323)	(2,491)	(2,342)
Public company costs	(472)	(450)	(874)	(865)
	$3,046	$12,841	$(3,709)	$17,832

	September 30, 2020	March 31, 2020
Property, Plant and Equipment, Net:
United States and Latin America	$39,476	$39,815
Canada	29,218	28,703
Europe, Middle East and Africa	3,221	3,246
Asia-Pacific	776	778
	$72,691	$72,542
Total Assets:
United States and Latin America	$240,019	$239,751
Canada	272,741	270,055
Europe, Middle East and Africa	75,581	73,334
Asia-Pacific	38,734	37,765
	$627,075	$620,905

Capital expenditures for our reportable segments were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Capital Expenditures:
United States and Latin America	$1,363	$827	$3,157	$1,988
Canada	634	1,196	867	1,584
Europe, Middle East and Africa	29	(17)	48	151
Asia-Pacific	47	109	60	116
	$2,073	$2,115	$4,132	$3,839

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2020 and 2019 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2020 and 2019 as “Interim 2021” and “Interim 2020,” respectively, and the six month periods ended September 30, 2020 and 2019 as “YTD 2021” and “YTD 2020,”, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to effectively integrate THS product lines into our existing sales and market channels; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to bid and win new contracts; (x) our ability to successfully develop and improve our products and successfully implement new technologies; (xi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xii) our revenue mix; (xiii) our ability to acquire smaller value added companies; (xiv) changes in relevant currency exchange rates; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) our ability to achieve our operational initiatives; (xxiv) potential liability related to our products as well as the delivery of products and services; (xxv) our ability to comply with foreign anti-corruption laws; (xxvi) export control regulations or sanctions; (xxvii) changes in U.S. and foreign government administrative policy; (xxviii) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxix) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; (xxxi) climate change and related regulation of greenhouse gases; and (xxxii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020 and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we have filed or may file with the SEC. Any one or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview

    We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in diverse markets including: oil & gas, chemical processing, power generation, mining and other industrial markets. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (such as heating units, heating cables, temporary power solutions and tubing bundles) and services (such as engineering, installation and maintenance services) and software (such as design optimization and control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2021 and YTD 2020, approximately 66% and 57% of our revenues were generated from outside of the United States, respectively. Since March 2015, we have acquired four companies, CCI Thermal Technologies Inc. (“CCI”), Unitemp Close Corporation ("Unitemp"), Sumac Fabrication Co. Ltd. (“Sumac”) and Industrial Process Insulators, Inc. ("IPI"), that offer complementary products and services to our core thermal solution offerings. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

    Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, our Thermon Heating Systems (“THS”) business line offers a suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry, including in upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as “Greenfield” projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as “MRO/UE”. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually as MRO/UE revenue, as we believe such revenues are typically derived from MRO/UE. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries that subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. Our THS business line has been excluded from the Greenfield and MRO/UE calculations as substantially all revenue attributed to THS products would be classified as MRO/UE under these definitions.
    We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2020 was $118.7 million, as compared to $105.4 million at March 31, 2020. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

Cost of sales. Our cost of sales primarily includes the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, our primary raw materials have been readily available from multiple suppliers. Raw material costs have been stable and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance that we may be able to pass along such cost increases, including the potential impacts of tariffs, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020 and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:
•Timing of Greenfield projects. Our results of operations in recent years have been impacted by the various construction phases of large Greenfield projects. On our large Greenfield projects we are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest Greenfield projects may generate revenue for several quarters. In the early stages of a Greenfield project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers. Therefore, we typically provide a mix of products and services during each phase of a Greenfield project, and our margins fluctuate accordingly.
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
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the heat tracing solutions industry or provide complementary products and solutions for the markets and customers we serve. Since March 2015, we have acquired four companies that offer complementary products and services to our core thermal solution offerings: CCI, Unitemp, Sumac and IPI. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
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
We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,*		Six Months Ended September 30,*
	2020	2019	2020	2019
Greenfield	36%	47%	34%	47%
MRO/UE	64%	53%	66%	53%
* THS products have been excluded from the table above. Substantially all revenue attributable to our THS business line would be classified as MRO/UE under the current definitions.
We believe that our analysis of Greenfield and MRO/UE is an important measure to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new contracts as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years. THS has been excluded from MRO/UE calculations to enhance comparability across periods as most of revenue attributable to the THS business line would be classified as MRO/UE.
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
•Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new

Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2021 and YTD 2020, MRO/UE sales (excluding sales attributable to our THS business line) comprised approximately 66% and 53% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.
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

Recent Developments - COVID-19 Pandemic. The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. See part Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020, for further discussion. The Company has taken the following precautionary measures in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic:
•Reducing discretionary spending across the organization by approximately $8.5 million in the fiscal year ending March 31, 2021 by reducing consulting fees and travel expenses and consolidating our global operating footprint;
•Decreasing payroll expense, including temporarily decreasing salaries for certain officers and implementing a reduction in force initiative that will reduce ongoing personnel cost by approximately $15.5 million in the fiscal year ending March 31, 2021;
•Reducing the budget for capital expenditures in the fiscal year ending March 31, 2021 to approximately $4.5 million, a reduction of $6.4 million as compared to fiscal 2020; and
•Reducing manufacturing overhead expense across the organization by approximately $1.8 million in the fiscal year ending March 31, 2021 by consolidating our manufacturing footprint.

During fiscal 2020, revenue from our operations decreased, year over year, by approximately 7% compared to revenues generated in fiscal 2019. Lower crude oil prices driven in part by the global oversupply of crude oil, which management largely attributes to the COVID-19 pandemic, have had a significant adverse impact on customer capital and maintenance related spending, which in turn resulted in the decline in our revenues. We believe that the revenue decline in our reporting units is cyclical in nature and that our long-term business model is sound. We cannot, however, provide any assurances regarding a recovery in the financial performance of our operations.

During the six months ended September 30, 2020, we completed a reduction in force initiative (referenced above) in which we reduced approximately 16% of our global workforce and limited discretionary spending across the organization. The employee severance and office closure costs totaled approximately $4.9 million. These spending reductions are intended to align the expected cost structure with future expected revenue levels. The Company estimates that these total cost reductions will contribute $24.0 million in cost reductions for the fiscal year ending March 31, 2021.

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

During fiscal 2020, we considered the decline in our business to be an indicator of potential asset impairments in our reporting units. During in the fourth quarter of fiscal 2020, we performed a goodwill and intangible asset impairment assessment of all of our reporting units utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the results of our goodwill impairment assessment, the estimated fair value of the reporting units exceeded the carrying value. As such, there was no impairment of our reporting units' goodwill or intangible assets during fiscal 2020. No triggering events were identified during the six month period ended September 30, 2020 which would indicate that the fair value of any of our reporting units was less than its carrying amount. We will continue to monitor our reporting units' goodwill and intangible asset valuations and perform qualitative assessments at each interim reporting period.

Results of Operations (Three-month periods ended September 30, 2020 and 2019)
    The following table sets forth our consolidated statements of operations for the three months ended September 30, 2020 and 2019 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2020	2019	$	%
Consolidated Statements of Operations Data:
Sales	$66,406	$102,935	$(36,529)	(35)%
Cost of sales	37,475	57,503	(20,028)	(35)%
Gross profit	$28,931	$45,432	$(16,501)	(36)%
Gross margin %	43.6%	44.1%
Operating expenses:
Marketing, general and administrative and engineering	$22,430	$26,807	$(4,377)	(16)%
Stock compensation expense	1,358	1,323	35	3%
Amortization of intangible assets	2,097	4,461	(2,364)	(53)%
Income (loss) from operations	$3,046	$12,841	$(9,795)	(76)%
Interest expense, net:
Interest income	$17	$65	$(48)	(74)%
Interest expense	(2,175)	(3,377)	1,202	(36)%
Amortization of debt costs	(258)	(574)	316	(55)%
Interest expense, net	$(2,416)	$(3,886)	$1,470	(38)%
Other income/(expense)	582	(172)	754	(438)%
Income before provision for income taxes	$1,212	$8,783	$(7,571)	(86)%
Income tax expense (benefit)	(626)	1,862	(2,488)	(134)%
Net income (loss)	$1,838	$6,921	$(5,083)	(73)%
Income attributable to non-controlling interests (1)	—	9	(9)	(100)%
Net income available to Thermon Group Holdings, Inc.	$1,838	$6,912	$(5,074)	(73)%
(1) Represents income attributable to the 12.5% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to August 1, 2019, income attributable to non-controlling equity interest is 0%. (See Note 10, "Related Party Transactions" to our unaudited condensed consolidated financial statements for additional information).
Three Months Ended September 30, 2020 (“Interim 2021”) Compared to the Three Months Ended September 30, 2019 (“Interim 2020”)
Revenues. Revenues for Interim 2021 were $66.4 million, compared to $102.9 million for Interim 2020, a decrease of $36.5 million or 35%, which management attributes to lower crude oil prices driven in part by the global oversupply of crude oil in connection with the global COVID-19 pandemic (which has had a significant adverse impact on customer capital spending). Our sales mix (excluding attributable to our THS business line) in Interim 2021 was 36% Greenfield and 64% MRO/UE, as compared to 47% Greenfield and 53% MRO/UE in Interim 2020. Greenfield revenue is historically at or near 40% of our total revenue. In Interim 2021, revenues declined in all reportable segments. These decreases were primarily related to a decline in demand for our products and services in connection with the COVID-19-driven economic downturn in both Greenfield and MRO/UE business activity.
Gross profit and margin. Gross profit totaled $28.9 million in Interim 2021, compared to $45.4 million in Interim 2020, a decrease of $16.5 million or 36%. The decrease is in line with the decrease in Interim 2021 sales. Gross margins were 43.6% and 44.1% in Interim 2021 and Interim 2020, respectively. The higher gross margin in Interim 2020 is attributable to the decline in sales volume in Interim 2021. This decrease was partially offset by the Canadian Emergency Wage Subsidy, through which we received subsidies with respect to our Canadian manufacturing operations. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements for more information on the Canadian Emergency Wage Subsidy.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $22.4 million in Interim 2021, compared to $26.8 million in Interim 2020, a decrease of $4.4 million or 16%. During Interim 2021, we incurred one-time severance costs of $2.0 million related to a reduction in force that will reduce ongoing personnel costs to address the COVID-19 driven economic downturn. We estimate that reductions in headcount as part of the Company's reduction in force initiative will result in annual cost savings of approximately $15.5 million. The severance related charges were partially offset by the wage subsidy credits mentioned above. The Company proportionally allocated the subsidy between marketing, general and administrative and engineering wages and cost of sales wages in a similar manner in which the wage relief was intended to offset.
Amortization of intangible assets. Amortization of intangible assets was $2.1 million in Interim 2021 and $4.5 million in Interim 2020, a decrease of $2.4 million attributable to certain intangible assets becoming fully amortized during fiscal 2020.
Interest expense, net. Interest expense, net, was $2.4 million and $3.9 million in Interim 2021 and Interim 2020, respectively, a decrease of $1.5 million. The decrease in interest expense is due to voluntary principal prepayments of $41.8 million during fiscal 2020 on both the revolving credit facility and the term loan B credit facility (see Note 9, "Long-Term Debt", to our unaudited condensed consolidated financial statements for additional information on our long-term debt).
    Other income and expense. Other income and expense was income of $0.6 million and expense of $0.2 million in Interim 2021 and Interim 2020, respectively, representing an increase of $0.8 million in other income. The increase primarily relates to gains and losses associated with our deferred compensation plan for certain highly compensated employees and, to a lesser extent, transactional foreign exchange gains and losses.
Income taxes.  Income tax benefit was $0.6 million in Interim 2021 on pre-tax income of $1.2 million compared to income tax expense of $1.9 million in Interim 2020 on pre-tax income of $8.8 million, a decrease of $2.5 million in income tax expense in line with higher pre-tax income in Interim 2020. Our effective tax rate was 51.7% and 21.2% in Interim 2021 and Interim 2020, respectively. During Interim 2021, the Company recorded a tax benefit of $1,403 related to updated Internal Revenue Service rules regarding the United States global intangible low-taxed income or ("GILTI tax"). Under the new rules, Thermon was able to reduce previously incurred GILTI tax under the high tax exception rules. During Interim 2020, the Company recorded the impact of a prospective income tax rate reduction in the province of Alberta Canada. The scheduled rate reduction of 4% resulted in a net reduction of deferred tax liabilities of $0.8 million reported as a benefit to tax expense.
    Our global anticipated annual effective income tax rate before discrete events was 25.4% and 30.1% for Interim 2021 and Interim 2020, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. See Note 14, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for further detail on income taxes.
    Net income available to Thermon. Net income available to the Company, after non-controlling interest, was $1.8 million in Interim 2021 as compared to $6.9 million in Interim 2020, a decrease of $5.1 million. The decrease in Interim 2021 net income is primarily due to a $16.5 million decrease in gross profit offset in part by (i) a decrease of $6.7 million in marketing, general and administrative and engineering expense (inclusive of stock compensation expense and intangible amortization expense) mostly attributable to a reduction in force initiative and other cost saving initiatives, (ii) a $1.5 million decrease in interest expense, net, (iii) a $0.8 million increase in other income and (iv) a $2.5 million decrease in income tax expense.

Results of Operations (Six-month periods ended September 30, 2020 and 2019)
The following table sets forth our unaudited consolidated statements of operations for the six months ended September 30, 2020 and 2019, respectively, and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2020	2019	$	%
Consolidated Statements of Operations Data:
Sales	$123,254	$194,647	$(71,393)	(37)%
Cost of sales	70,204	112,073	(41,869)	(37)%
Gross profit	$53,050	$82,574	$(29,524)	(36)%
Gross margin %	43.0%	42.4%
Operating expenses:
Marketing, general and administrative and engineering	$49,138	$53,506	$(4,368)	(8)%
Stock compensation expense	2,491	2,342	149	6%
Amortization of intangible assets	5,130	8,894	(3,764)	(42)%
Income (loss) from operations	$(3,709)	$17,832	$(21,541)	(121)%
Interest expense, net:
Interest income	42	116	(74)	(64)%
Interest expense	(4,497)	(6,851)	2,354	(34)%
Amortization of debt costs	(516)	(870)	354	(41)%
Interest expense, net	(4,971)	(7,605)	2,634	(35)%
Other income	1,314	61	1,253	2,054%
Income (loss) before provision for income taxes	$(7,366)	$10,288	$(17,654)	(172)%
Income tax expense (benefit)	(3,119)	1,906	(5,025)	(264)%
Net income (loss)	$(4,247)	$8,382	$(12,629)	(151)%
Loss attributable to non-controlling interests (1)	—	(1)	1	(100)%
Net income (loss) available to Thermon Group Holdings, Inc.	$(4,247)	$8,383	$(12,630)	(151)%
(1) Represents income attributable to the 12.5% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to August 1, 2019, income attributable to non-controlling equity interest is 0%. (See Note 10, "Related Party Transactions" to our unaudited condensed consolidated financial statements for additional information).
Six Months Ended September 30, 2020 (“YTD 2021”) Compared to the Six Months Ended September 30, 2019 (“YTD 2020”)

Revenues. Revenues for YTD 2021 were $123.3 million, compared to $194.6 million for YTD 2020, a decrease of $71.4 million or 37% which management attributes to lower crude oil prices driven in part by the global oversupply of crude oil in connection with the global COVID-19 pandemic (which has had a significant adverse impact on customer capital spending). Our sales mix (excluding sales attributable to our THS business line) in YTD 2021 was 34% Greenfield and 66% MRO/UE, as compared to 47% Greenfield and 53% MRO/UE in YTD 2020. Greenfield revenue is typically near 40% of our total revenue. In YTD 2021, revenues declined in all reportable segments. These decreases were primarily related to a decline in demand for our products and services in connection with the COVID-19-driven economic downturn in both Greenfield and MRO/UE business activity.

Gross profit and margin. Gross profit totaled $53.1 million in YTD 2021, compared to $82.6 million in YTD 2020, a decrease of $29.5 million primarily due to a decline in revenues. Gross margins were 43.0% and 42.4% in YTD 2021 and YTD 2020, respectively. The higher gross margin in YTD 2021 is attributable to considerably higher sales of higher margin MRO/UE revenue relative to lower margin Greenfield revenues. In addition, our gross margins were positively impacted by the Canadian Emergency Wage Subsidy in the amount of $2.2 million, through which we received subsidies with respect to our

Canadian manufacturing operations. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements, for more information on the Canadian Emergency Wage Subsidy.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $49.1 million in YTD 2021, compared to $53.5 million in YTD 2020, a decrease of $4.4 million. During YTD 2021, we incurred one-time severance costs of $4.9 million related to a reduction in force that will reduce ongoing personnel cost to help address the business impacts of the COVID-19 economic downturn. We estimate that reductions in headcount as part of the Company's reduction in force initiative will result in annual cost savings of approximately $15.5 million. The severance related charges were partially offset by the wage subsidy credits in the amount of $1.7 million. The Company proportionally allocated the subsidy between marketing, general and administrative and engineering wages and cost of sales wages in a similar manner in which the wage relief was intended to offset.
Amortization of intangible assets. Amortization of intangible assets was $5.1 million in YTD 2021 and $8.9 million in YTD 2020, a decrease of $3.8 million. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2020.
Interest expense net. Interest expense, net, was $5.0 million in YTD 2021, compared to $7.6 million in YTD 2020, a decrease of $2.6 million. The decrease in interest expense is due to voluntary principal prepayments of $41.8 million during fiscal 2020 on both the revolving credit facility and the term loan B credit facility (see Note 9, "Long-Term Debt", to our unaudited condensed consolidated financial statements for additional information on our long-term debt).
Other income. Other income was income of $1.3 million and $0.1 million in YTD 2021 and YTD 2020, respectively, an increase in other income of $1.2 million. The increase primarily relates to gains and losses associated with our deferred compensation plan for certain highly compensated employees and, to a lesser extent, transactional foreign exchange gains and losses.
    Income taxes. Income tax was a $3.1 million benefit in YTD 2021 on pre-tax loss of $7.4 million compared to an income tax expense of $1.9 million in YTD 2020 on pre-tax net income of $10.3 million, a decrease in income tax expense of $5.0 million primarily attributable to our lower pretax income. Our effective tax rate was 42.3% and 18.5% in YTD 2021 and YTD 2020, respectively.
Our anticipated annual effective income tax rate before discrete events is 25.4% in fiscal 2021. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 14, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for further detail on income taxes.
Net loss available to Thermon. Net loss available to the Company was $4.2 million in YTD 2021 as compared to income of $8.4 million in YTD 2020, a decrease of $12.6 million. The decrease in YTD 2021 net income is primarily due to a $29.5 million decrease in gross profit, offset in part by (i) a $4.4 million decrease in marketing, general and administrative and engineering mostly attributable to a reduction in force initiative and other cost saving initiatives, (ii) a $3.8 million decrease in amortization of intangibles due to certain intangibles that became fully amortized in YTD 2020, (iii) a $2.6 million decrease in net interest expense, (iv) a $1.3 million increase in other income, and (v) a $5.0 million decrease in income tax expense.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of September 30, 2020 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$174,750	$2,500	$5,000	$167,250	$—
Interest payments on variable rate term loan(2)	33,910	8,501	15,961	9,448	—
Operating lease obligations(3)	19,772	4,235	6,299	3,810	5,428
Information technology services agreements(4)	1,930	1,014	916	—	—
Total	$230,362	$16,250	$28,176	$180,508	$5,428
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
(2) Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of September 30, 2020.
(3) We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(4) Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income as period expense when incurred. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
During the six months ended September 30, 2020, we drew down under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic and volatility in commodity markets. We made several draws on our revolving credit facility, resulting in a total of $41.2 million (including $4.0 million in letters of credit) in outstanding borrowings and approximately $18.6 million of remaining borrowing capacity (subject to the borrowing base) under our revolving credit facility, in each case as of April 30, 2020. Subsequent to April 30, 2020, we made repayments on our revolving credit facility in the amount of $37.5 million, which offsets the previously mentioned draw down resulting in no outstanding borrowings as of September 30, 2020.
Cash and cash equivalents. At September 30, 2020, we had $51.4 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $23.5 million, or 46%, of these amounts were held in domestic accounts with various institutions and approximately $27.9 million, or 54%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At September 30, 2020, we had no outstanding borrowings under our revolving credit facility and $55.4 million of available capacity thereunder after taking into account the borrowing base, outstanding borrowings and $4.6 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of September 30, 2020, we had $174.8 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $164.8 million due at maturity of the term loan in October 2024.
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
    Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain the following consolidated leverage ratios on the last day of the respective periods: 4.5:1.0 for December 31, 2019 through September 30, 2020; and 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of September 30, 2020, we were in compliance with all financial covenants of the credit facility.
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

    For the remainder of fiscal year 2021, we estimate that we will invest approximately $0.5 million in property, plant and equipment for our thermal solutions business and will continue to make investments in Thermon Power Solutions (“TPS”) product line (based on market demand). In order to preserve liquidity in response to the current macroeconomic uncertain resulting from the COVID-19 pandemic, we reduced the budget for capital expenditures in the fiscal year ending March 31, 2021 by approximately $6.4 million as compared to fiscal 2020. Key investments for fiscal 2021 include the purchase of capital equipment used in our manufacturing facilities, land and building improvements and continued investments in our enterprise resource planning software upgrade. During YTD 2021, we invested $0.8 million in our TPS product line for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.

Net cash provided by operating activities totaled $12.6 million and $30.1 million in YTD 2021 and YTD 2020, respectively, a decrease of $17.5 million mostly attributable to a decline in net income. During YTD 2021 as compared to YTD 2020, net income represented a decrease in cash provided of $12.6 million, working capital accounts represented a decrease in cash provided of $0.3 million, and non-cash reconciling items represented a decrease in cash provided of $4.6 million.
    Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a source of cash of $13.6 million and $10.0 million in YTD 2021 and YTD 2020 respectively, an increase in the source of cash of $3.6 million in YTD 2021. During YTD 2021 and YTD 2020, accounts receivable decreased due to a decline in revenues and strong collections efforts, representing a source of cash of $29.8 million and $6.3 million, respectively. Contract assets represented a use of cash of $3.2 million and a source of cash of $9.1 million in YTD 2021 and YTD 2020, respectively, which is primarily attributed to timing of billings on our projects. In YTD 2021 and YTD 2020 our inventory increased due to a decline in incoming order rates, representing a use of cash of $9.4 million and $1.0 million, respectively.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $1.2 million and $2.5 million in YTD 2021 and YTD 2020, respectively, a decrease in the use of cash of $1.2 million. The change in accounts payable and accrued liabilities is primarily due to the timing of vendor payments and our annual incentive program accrual. Changes in our income taxes payable and receivable balances represented a use of cash of $5.9 million and $0.8 million in YTD 2021 and YTD 2020, respectively.
Net cash used in investing activities totaled $4.1 million and $3.7 million for YTD 2021 and YTD 2020, respectively, a comparative increase in the use of cash for investing activities of $0.4 million. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business.
Net cash used in financing activities totaled $1.9 million and $18.5 million in YTD 2021 and YTD 2020, respectively, a comparative decrease in the use of cash from financing activities of $16.6 million. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt and revolving credit facility.
Off-Balance Sheet Arrangements
As of September 30, 2020, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 66% of our YTD 2021 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen and South African Rand.
During YTD 2021, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.2 million for YTD 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.2 million for YTD 2021. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.1 million for YTD 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of approximately $0.1 million for YTD 2021.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were gains of $0.3 million and $0.1 million in YTD 2021 and YTD 2020, respectively.
As of September 30, 2020, we had approximately $18.5 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. We estimate that our sales were negatively impacted by $3.4 million in YTD 2021 when compared to foreign exchange translation rates that were in effect in YTD 2020. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2020, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $14.7 million and losses of $0.4 million in YTD 2021 and YTD 2020, respectively, representing a comparative increase in foreign currency translation gains of $15.1 million. The comparative increase in YTD 2021 foreign currency translation gains is primarily due to the strengthening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2020. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of comprehensive income (unaudited).
    Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $43.0 million with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
    Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. As of September 30, 2020, we had $174.8 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility and no borrowings under our revolving credit facility. The interest rate for borrowings under our term loan B credit facility was 4.75% as of September 30, 2020. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.7 million increase or decrease in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
On November 3, 2020, the Company’s board of directors (the “Board”) amended and restated the Company’s bylaws to clarify certain corporate procedures and make certain other enhancements and technical changes. The changes effected by the amendment and restatement of the Company’s bylaws (as so amended and restated, the “Amended and Restated Bylaws”) include, without limitation, the following:
•updating the advance notice provisions for director nominations and stockholder proposals at stockholder meetings;
•allowing emergency special Board meetings to be held with less than 24 hours’ advance notice;
•clarifying the powers of the chairman of a stockholder meeting to regulate conduct at such meeting;
•clarifying that the Board may postpone, reschedule or cancel a stockholder meeting;
•designating the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of litigation; and
•outlining the process for Board action in the event of an emergency in order to ensure Board decision-making continuity and leadership resiliency in the event of director unavailability due to an emergency.
The Amended and Restated Bylaws are effective November 3, 2020. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 hereto and is incorporated by reference herein.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Thermon Group Holdings, Inc.*

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 5, 2020	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)