Form 10-Q
period 2020-12-31
Thermon Group Holdings, Inc.
filed 2021-02-04
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 4, 2021, the registrant had 33,197,264 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED December 31, 2020

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,617	$43,237
Accounts receivable, net of allowances of $1,095 and $834 as of December 31, 2020 and March 31, 2020, respectively	76,612	92,478
Inventories, net	74,153	60,273
Contract assets	11,746	10,194
Prepaid expenses and other current assets	10,696	9,219
Income tax receivable	6,889	2,535
Total current assets	229,713	217,936
Property, plant and equipment, net of depreciation and amortization of $53,821 and $43,550 as of December 31, 2020 and March 31, 2020, respectively	72,052	72,542
Goodwill	212,461	197,978
Intangible assets, net	105,554	104,546
Operating lease right-of-use assets	13,527	16,637
Deferred income taxes	2,800	2,904
Other long-term assets	6,250	8,362
Total assets	$642,357	$620,905
Liabilities
Current liabilities:
Accounts payable	$23,212	$25,070
Accrued liabilities	21,804	23,757
Current portion of long-term debt	2,500	2,500
Contract liabilities	3,771	4,538
Lease liabilities	2,482	3,553
Income taxes payable	118	1,217
Total current liabilities	53,887	60,635
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $3,719 and $4,447 as of December 31, 2020 and March 31, 2020, respectively	162,906	169,053
Deferred income taxes	21,706	22,245
Non-current lease liabilities	14,492	15,571
Other non-current liabilities	9,784	6,962
Total liabilities	$262,775	$274,466
Commitments and contingencies (Note 11)

Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,186,218 and 32,916,818 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	230,450	227,741
Accumulated other comprehensive loss	(35,388)	(63,894)
Retained earnings	184,487	182,559
Total equity	379,582	346,439
Total liabilities and equity	$642,357	$620,905
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019

Sales	$79,604	$100,468	$202,858	$295,115
Cost of sales	42,644	56,988	112,848	169,061
Gross profit	36,960	43,480	90,010	126,054
Operating expenses:
Marketing, general and administrative and engineering	20,882	26,554	67,602	82,402
Amortization of intangible assets	2,135	4,460	7,265	13,354
Restructuring and other charges/(income)	3,783	—	8,692	—
Income (loss) from operations	10,160	12,466	6,451	30,298
Other income/(expenses):
Interest income	16	57	58	173
Interest expense	(2,449)	(3,595)	(7,462)	(11,316)
Other income/(expense)	874	(62)	2,188	(1)
Income (loss) before provision for income taxes	8,601	8,866	1,235	19,154
Income tax expense (benefit)	2,426	2,344	(693)	4,250
Net income (loss)	$6,175	$6,522	$1,928	$14,904
Income (loss) attributable to non-controlling interests	—	—	—	(2)
Net income (loss) available to Thermon Group Holdings, Inc.	$6,175	$6,522	$1,928	$14,906
Comprehensive income (loss):
Net income (loss) available to Thermon Group Holdings, Inc.	$6,175	$6,522	$1,928	$14,906
Foreign currency translation adjustment	14,516	6,099	29,245	5,721
Other miscellaneous income/(loss)	(152)	—	(731)	337
Comprehensive income	$20,539	$12,621	$30,442	$20,964
Net income (loss) per common share:
Basic	$0.19	$0.20	$0.06	$0.46
Diluted	0.18	0.20	0.06	0.45
Weighted-average shares used in computing net income per common share:
Basic	33,180,562	32,785,753	33,110,877	32,716,317
Diluted	33,419,573	33,258,937	33,234,357	33,124,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	81,995	—	437	—	—	437
Issuance of common stock as deferred compensation to employees	39,458	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	63,477	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,520	—	—	—	—	—
Stock compensation expense	—	—	1,133	—	—	1,133
Repurchase of employee stock units on vesting	—	—	(557)	—	—	(557)
Net loss available to Thermon Group Holdings, Inc.	—	—	—	(6,085)	—	(6,085)
Foreign currency translation adjustment	—	—	—	—	9,475	9,475
Other	—	—	—	—	(380)	(380)
Balances at June 30, 2020	33,115,268	$33	$228,754	$176,474	$(54,799)	$350,462
Issuance of common stock in exercise of stock options	1,344	—	15	—	—	15
Issuance of common stock as deferred compensation to employees	33,789	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	6,005	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,392	—	—	—	—	—
Stock compensation expense	—	—	1,358	—	—	1,358
Repurchase of employee stock units on vesting	—	—	(129)	—	—	(129)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,838	—	1,838
Foreign currency translation adjustment	—	—	—	—	5,254	5,254
Other	—	—	—	—	(199)	(199)
Balances at September 30, 2020	33,169,798	$33	$229,998	$178,312	$(49,744)	$358,599
Issuance of common stock in exercise of stock options	—	—	16	—	—	16
Issuance of common stock as deferred compensation to employees	1,867	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	14,553	—	—	—	—	—
Stock compensation expense	—	—	430	—	—	430
Repurchase of employee stock units on vesting	—	—	(2)	—	—	(2)
Net income available to Thermon Group Holdings, Inc.	—	—	—	6,175	—	6,175
Foreign currency translation adjustment	—	—	—		14,516	14,516
Other	—	—	8	—	(160)	(152)
Balances at December 31, 2020	33,186,218	$33	$230,450	$184,487	$(35,388)	$379,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	5,417	—	62	—	—	—	62
Issuance of common stock as deferred compensation to employees	39,139	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	32,621	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	3,654	—	—	—	—	—	—
Stock compensation expense	—	—	1,019	—	—	—	1,019
Repurchase of employee stock units on vesting	—	—	(784)	—	—	—	(784)
Net income available to Thermon Group Holdings, Inc.	—	—	—	1,471	—	—	1,471
Foreign currency translation adjustment	—	—	—	—	—	4,435	4,435
Remeasurement of non-controlling interest	—	—	(315)	—	315	—	—
Loss attributable to non-controlling interests	—	—	—	—	(10)	—	(10)
Balances at June 30, 2019	32,705,031	$33	$223,022	$172,092	$4,509	$(44,514)	$355,142
Issuance of common stock as deferred compensation to employees	16,262	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	14,757	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	6,389	—	—	—	—	—	—
Stock compensation expense	—	—	1,323	—	—	—	1,323
Repurchase of employee stock units on vesting	—	—	(95)	—	—	—	(95)
Net income available to Thermon Group Holdings, Inc.	—	—	—	6,913	—	—	6,913
Foreign currency translation adjustment	—	—	—	—	—	(4,813)	(4,813)
Purchase of shares from non-controlling interests	—	—	—	—	(4,508)	—	(4,508)
Remeasurement of non-controlling interest	—	—	10	—	(10)	—	—
Income attributable to non-controlling interests	—	—	—	—	9	—	9
Other	—	—	—	—	—	337	337
Balances at September 30, 2019	32,742,439	$33	$224,260	$179,005	$—	$(48,990)	$354,308
Issuance of common stock in exercise of stock options	101,455	—	798	—	—	—	798
Issuance of common stock as deferred compensation to employees	23,748	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	9,477	—	—	—	—	—	—
Stock compensation expense	—	—	1,328	—	—	—	1,328
Repurchase of employee stock units on vesting	—	—	(11)	—	—	—	(11)
Net income available to Thermon Group Holdings, Inc.	—	—	—	6,522	—	—	6,522
Foreign currency translation adjustment	—	—	—	—	—	6,099	6,099
Balances at December 31, 2019	32,877,119	$33	$226,375	$185,527	$—	$(42,891)	$369,044

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Operating activities
Net income (loss)	$1,928	$14,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,617	21,079
Amortization of deferred debt issuance costs	773	1,574
Stock compensation expense	2,921	3,670
Deferred income taxes	(2,698)	(3,416)
Release of reserve for uncertain tax positions, net	—	(421)
Loss on long-term cross currency swap	5,068	1,897
Remeasurement gain on intercompany balances	(6,996)	(2,264)
Loss on sale of business, net of cash surrendered	2,045	—
Changes in operating assets and liabilities:
Accounts receivable	21,028	9,747
Inventories	(10,618)	1,957
Contract assets	(2,148)	8,167
Other current and non-current assets	(2,833)	(4,422)
Accounts payable	(2,263)	503
Accrued liabilities and non-current liabilities	(991)	(4,441)
Income taxes payable and receivable	(5,354)	3,821
Net cash provided by operating activities	$15,479	$52,355
Investing activities
Purchases of property, plant and equipment	(4,708)	(6,701)
Sale of rental equipment	65	371
Proceeds from sale of property, plant and equipment	—	242
Net cash used in investing activities	$(4,643)	$(6,088)
Financing activities
Proceeds from revolving credit facility	37,189	10,000
Payments on long-term debt and revolving credit facility	(44,339)	(46,279)
Purchase of shares from non-controlling interests	—	(4,508)
Proceeds from exercise of stock options	468	860
Repurchase of employee stock units on vesting	(688)	(890)
Payments on finance leases	(218)	(106)
Net cash used in financing activities	$(7,588)	$(40,923)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,057	503
Change in cash, cash equivalents and restricted cash	6,305	5,847
Cash, cash equivalents and restricted cash at beginning of period	46,006	33,841
Cash, cash equivalents and restricted cash at end of period	$52,311	$39,688

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
    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020, ("fiscal 2020"). In our opinion, the accompanying consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at December 31, 2020 and March 31, 2020, and the results of our operations for the three and nine months ended December 31, 2020 and 2019.
Impact of the COVID-19 Pandemic
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
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (the “CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential lay-offs of employees. The CEWS, which was made retroactive to March 15, 2020, generally provides “eligible entities” with a wage subsidy of up to 75% of “eligible remuneration” paid to an eligible employee per week, limited to a certain weekly maximum. On September 23, 2020, the Canadian government announced that the CEWS program would be extended through the summer of 2021 and announced certain modifications to the subsidy calculation. Our Canadian operations have benefited from such wage subsidies and have received distributions from the Canadian government during the nine months period ended December 31, 2020. During the three and nine months ended December 31, 2020, we recorded subsidies in the amount of $979 and $5,928, respectively, for which we qualify, as an offset or reduction to the related underlying expenses and assets, accordingly.
Use of Estimates
Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2020, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2021 ("fiscal 2021").
Restricted Cash and Cash Equivalents

    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in prepaid expenses and other current assets and restricted cash included in other long-term assets reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,
	2020	2019
Cash and cash equivalents	$49,617	$37,054
Restricted cash included in prepaid expenses and other current assets	2,314	2,123
Restricted cash included in other long-term assets	380	511
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$52,311	$39,688

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

Reference Rate Reform - In March 2020, the FASB issued Accounting Standards Update 2020-04 - Reference Rate Reform ("ASC Topic 848"). The update is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. As of December 31, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period.

Income Taxes - In December 2019, the FASB issued Accounting Standards Update 2019-12 Income Taxes ("ASC Topic 740"): Simplifying the Accounting for Income Taxes." This ASU amends ASC 740 to add, remove, and clarify disclosure requirements related to income taxes. The new standard is effective for fiscal years beginning after December 15, 2020. We are still evaluating the impact of this new standard.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2020 and March 31, 2020, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	December 31, 2020		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$169,125	$169,125	$176,000	$150,480	Level 2 - Market Approach

At December 31, 2020 and March 31, 2020, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2. The Company believes the decline in fair value as of March 31, 2020 is temporary and attributable to the COVID-19 pandemic.
Cross Currency Swap
    The Company has entered into a long-term cross currency swap to hedge the currency rate fluctuations related to a $42,958 intercompany receivable at December 31, 2020 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC Topic 815, Derivatives and Hedging ("ASC 815"). We recorded $1,869 and $5,319 of unrealized mark-to-market losses on the cross currency swap, which is reported as "Other income and expense" in the condensed consolidated statement of operations and comprehensive income for the three and nine months ended December 31, 2020, respectively. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge (liabilities) assets in the amount of ($786) and $4,011 were included in "Other non-current liabilities" and"Other long-term assets," respectively, in the condensed consolidated balance sheet as of December 31, 2020 and March 31, 2020, respectively. For the nine months ended December 31, 2020, the loss on the long-term cross currency swap derivative contract was offset by unrealized gain on the intercompany note of $5,806 for a net gain of $487.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheet at December 31, 2020 and March 31, 2020 were $4,814 and $2,849, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $4,812 and $2,886 included in “Other long-term liabilities” in the condensed consolidated balance sheet at December 31, 2020 and March 31, 2020, respectively. Deferred compensation expense (income) included in "Marketing, general and administrative and engineering" were $599 and $(228) for the three months ended December 31, 2020 and 2019, respectively, and $1,380 and $139 for the nine months ended December 31, 2020 and 2019, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized gains on investments were $651 and $21 for the three months ended December 31, 2020 and 2019, respectively, and $1,419 and $116 for the nine months ended December 31, 2020 and 2019, respectively.

Trade Related Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2020 and March 31, 2020, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2020	March 31, 2020
Russian Ruble	$1,750	$1,103
Euro	—	500
Canadian Dollar	10,000	1,500
South Korean Won	5,000	3,500
Mexican Peso	1,750	2,000
Australian Dollar	900	700
Great Britain Pound	500	500
Total notional amounts	$19,900	$9,803

The following table represents the fair value of our foreign currency forward contracts:

	December 31, 2020		March 31, 2020
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$53	$4	$140	$49
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $388 and gains of $132 in the three months ended December 31, 2020 and 2019, respectively, and losses of $437 and $109 for the nine months ended December 31, 2020 and 2019, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended December 31, 2020 and 2019, our net foreign currency transactions were gains of $109 and losses of $206, respectively. Likewise, we observed gains of $85 and losses of $84 for the nine months ended December 31, 2020 and 2019, respectively.
3. Leases
For discussion regarding the lease abandonment and impairment charges recognized during the quarter, refer to Note 4 Restructuring and other income/(charges).
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our North American operations. Many of our Europe, Middle East and Africa (“EMEA”) operations and Asia-Pacific operations borrow funds from the debt facilities maintained by our U.S. operating subsidiary and establish intercompany balances to account for these loans. This practice is due to the more preferential rates available to our U.S. operating subsidiary and/or the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2020 for operating leases that commenced prior to April 1, 2020 to establish the lease liabilities. For operating leases that commenced during the nine months ended December 31, 2020, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	December 31, 2020	March 31, 2020
Weighted average remaining lease term:
Operating	6.1	6.2
Finance	3.2	3.4

Weighted average discount rate:
Operating	4.81%	4.82%
Finance	6.57%	6.98%

    Supplemental balance sheet information related to leases was as follows:

Assets	Classification	December 31, 2020	March 31, 2020
Operating	Operating lease right-of-use assets	$13,527	$16,637
Finance	Property, plant and equipment	478	695
Total right-of-use assets		$14,005	$17,332

Liabilities
Current
Operating	Lease liabilities	$2,433	$3,352
Finance	Lease liabilities	50	201
Non-current
Operating	Non-current lease liabilities	13,985	15,060
Finance	Non-current lease liabilities	507	511
Total lease liabilities		$16,975	$19,124

Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Operating lease expense	Marketing, general and administrative and engineering	$1,070	$860	$3,455	$2,627

Finance lease expense:
Amortization of ROU assets	Marketing, general and administrative and engineering	66	63	211	189
Interest expense on finance lease liabilities	Interest expense	9	12	31	38

Short-term lease expense	Marketing, general and administrative and engineering	9	225	60	940
Net lease expense		$1,154	$1,160	$3,757	$3,794

Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Operating cash used for operating leases	$2,747	$2,083
Operating cash flows used for finance leases	31	43
Financing cash flows used for finance leases	218	189

Future lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending December 31,
2021	$4,375	$212
2022	3,507	162
2023	2,499	142
2024	2,020	84
2025	1,697	—
Thereafter	4,958	—
Total lease payments	$19,056	$600
Less imputed interest	(2,638)	(43)
Total lease liability	$16,418	$557

4. Restructuring and other charges/(income)
During the nine months ended December 31, 2020, we enacted certain restructuring initiatives to align our current cost structure with the present decline in demand for our products and services primarily due to COVID-19 and depressed oil prices. Moreover, the Company eliminated approximately 66 and 262 positions (both hourly and salaried positions) during the three and nine months ended December 31, 2020, respectively, and incurred $997 and $5,858 in one-time severance costs during the three and nine months ended December 31, 2020, respectively, which were recorded to restructuring and other charges/(income) in our condensed consolidated statements of operations and comprehensive income.
In addition, we incurred $429 in lease impairment costs primarily related to one of our Canadian facilities that was substantially vacated by December 31, 2020, as the Company executed efforts to optimize its global manufacturing footprint. We also exercised the early termination option for one of our existing leases in Canada, which resulted in the remeasurement of the related right-of-use asset and lease liability and accelerated the lease amortization and expense to align with the cease use date of the facility. We substantially vacated the facility by December 31, 2020. As a result, we recorded an incremental $144 and $191 in lease abandonment charges during the three and nine months ended December 31, 2020, respectively. Both of these lease-related costs were recorded to restructuring and other charges/(income) in our condensed consolidated statements of operations and comprehensive income.
Disposal of South Africa Business
On December 15, 2020, a Sale of Shares Agreement was entered into between one of our consolidated subsidiaries and an investor consortium (the "TSAPL Purchasers"). As a result of this agreement, 100% of the outstanding common shares of our consolidated subsidiary, Thermon South Africa Proprietary Limited (the "South Africa Business"), were sold to the TSAPL Purchasers, with aggregate proceeds of 2,500 South African Rand (ZAR), or $167, as partial satisfaction of an existing note receivable. In addition, Purchasers committed to settle operational receivables attributable to other Thermon Group Holdings, Inc. subsidiaries that were existing at the time of sale.
After evaluating our presence in the region served by the South Africa Business, the Company decided to centralize and consolidate our business structure and streamline our organization. A member of the TSAPL Purchasers was the current general manager of the operations at the time of sale. This sale is accompanied by a distribution agreement whereby the new owners will distribute our products, thus continuing the Company's presence in the region. We believes this is an opportunity to optimize the business while pivoting to a new relationship that will better enable us to serve our customers.
As a result of the sale and in accordance with ASC 360-10, we recognized a loss on the sale of a business of $2,214, which included the impact of a currency translation adjustment of $828. This loss was recognized within restructuring and other charges/(income) on the condensed consolidated statements of operations and comprehensive income. The reported loss on sale of stock is not deductible for tax. Prior to the disposal, the South Africa Business's results were reported within the "Europe, Middle East and Africa" segment.
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020

United States and Latin America	$959	$3,373
Canada	573	2,702
Europe, Middle East and Africa	2,251	2,607
Asia-Pacific	—	10
	$3,783	$8,692

Restructuring activity related to severance activity described above recorded in "Accrued liabilities" on the condensed consolidated balance sheets is summarized as follows for the nine months ended December 31, 2020:

Nine Months Ended December 31, 2020

Beginning balance	$—
Costs incurred	5,858
Less cash payments	(4,153)
Ending balance	$1,705

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
The reconciliations of the denominators used to calculate basic and diluted net income (loss) per common share for the three and nine months ended December 31, 2020 and 2019, respectively, are as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Basic net income (loss) per common share
Net income (loss) available to Thermon Group Holdings, Inc.	$6,175	$6,522	$1,928	$14,906
Weighted-average common shares outstanding	33,180,562	32,785,753	33,110,877	32,716,317
Basic net income (loss) per common share	$0.19	$0.20	$0.06	$0.46

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Diluted net income (loss) per common share
Net income (loss) available to Thermon Group Holdings, Inc.	$6,175	$6,522	$1,928	$14,906
Weighted-average common shares outstanding	33,180,562	32,785,753	33,110,877	32,716,317
Common share equivalents:
Stock options	2,733	163,357	21,155	161,420
Restricted and performance stock units	236,278	309,827	102,325	246,843
Weighted average shares outstanding – dilutive (1)	33,419,573	33,258,937	33,234,357	33,124,580
Diluted net income (loss) per common share	$0.18	$0.20	$0.06	$0.45
(1) For the three months ended December 31, 2020 and 2019, 250,668 and zero equity awards were not included in the calculation of diluted net income per common share, respectively, as they would have had an anti-dilutive effect. For the nine months ended December 31, 2020 and 2019, 246,005 and zero equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.

6. Inventories
Inventories consisted of the following:

	December 31, 2020	March 31, 2020
Raw materials	$38,009	$31,300
Work in process	3,867	5,317
Finished goods	34,055	25,701
	75,931	62,318
Valuation reserves	(1,778)	(2,045)
Inventories, net	$74,153	$60,273

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of December 31, 2020 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2020	$62,725	$107,739	$18,890	$8,624	$197,978
Foreign currency translation impact	—	12,312	2,171	—	14,483
Balance as of December 31, 2020	$62,725	$120,051	$21,061	$8,624	$212,461

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
No triggering events were identified during the nine month period ended December 31, 2020 which would indicate that the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2020	Accumulated Amortization	Net Carrying Amount at December 31, 2020	Gross Carrying Amount at March 31, 2020	Accumulated Amortization	Net Carrying Amount at March 31, 2020
Products	$65,433	$20,720	$44,713	$58,722	$14,193	$44,529
Trademarks	45,805	1,232	44,573	43,865	1,273	42,592
Developed technology	10,080	5,388	4,692	9,564	4,758	4,806
Customer relationships	113,835	102,718	11,117	105,912	93,729	12,183
Certifications	459	—	459	436	—	436
Total	$235,612	$130,058	$105,554	$218,499	$113,953	$104,546

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2020	March 31, 2020
Accrued employee compensation and related expenses	$11,286	$12,542
Accrued interest	692	782
Customer prepayments	399	357
Warranty reserves	250	477
Professional fees	2,004	2,086
Sales taxes payable	2,565	2,423
Other	4,608	5,090
Total accrued current liabilities	$21,804	$23,757

9. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2020	March 31, 2020
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $3,719 and $4,447 as of December 31, 2020 and March 31, 2020, respectively	$165,406	$171,553
Less current portion	(2,500)	(2,500)
Total long-term debt	$162,906	$169,053

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
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan B facility began amortizing in equal quarterly installments of 0.25% of the $250,000 term loan B facility, with the payment of the balance at maturity. The US Borrower may voluntarily prepay the principal of the term loan B facility without penalty or premium (subject to breakage fees) at any time in whole or in part. The US Borrower is required to repay the term loan B facility with certain asset sale and insurance proceeds, certain debt proceeds and, commencing with the fiscal year ended March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0, and reducing to 0% if the Company’s leverage ratio is less than 3.5 to 1.0). As of December 31, 2020, the Company's leverage ratio was less than 3.5 to 1.0. The Company is required to make quarterly principal payments of the term B loan facility of $625 through July 31, 2024. The remaining balance will be due at maturity of the term loan B facility on October 30, 2024.
    Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
    At December 31, 2020, we had no outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit or for the US Borrower line of credit. As of December 31, 2020, we had $56,147 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rate on the variable rate term loan on December 31, 2020 was 4.75%.
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
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio of 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. On June 18, 2020, our revolving credit lenders agreed to an amendment whereby the debt within the leverage ratio may be reduced by cash in excess of $20,000. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of December 31, 2020, we were in compliance with all financial covenants of the credit facility.
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
11. Commitments and Contingencies
At December 31, 2020, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled approximately $9,526. Of this amount, $1,282 is secured by cash deposits at the Company’s financial institutions and an additional $3,853 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $4,919 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income as period expenses when incurred. As of December 31, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
As of December 31, 2020, the Company has accrued $2,930 as estimated additional cost related to the operational execution of a project in our US-LAM segment.
In addition to the legal proceeding described above, in January 2020, the Company received service of process in a class action application in the Province of Quebec, Canada related to certain heating elements previously manufactured by CCI prior to the CCI acquisition and incorporated into portable construction heaters sold by certain manufacturers. The Company believes this claim is without merit and intends to vigorously defend itself against the claim. The Company continues to evaluate the facts and circumstances of this claim; however, due to the current uncertainty of the basis for the claim, the Company is unable to establish an amount of an accrual for this claim at this time.
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

Stock compensation expense for the three months ended December 31, 2020 and 2019, was $430 and $1,328, respectively, and $2,921 and $3,670 for the nine months ended December 31, 2020 and 2019, respectively.
At December 31, 2020, there were 142,086 options outstanding. During the nine months ended December 31, 2020, 71,780 options were granted to certain members of senior management. The stock options were valued by using a Black Scholes option pricing model. We arrived at a total fair value for the option awards of $439 by applying a volatility assumption of 41.1%, a risk free rate of 1.22%, expected term of 6.66 years and no expected dividend. The fair value of these options will be expensed on a straight line basis over three years. The right to purchase shares under the options vests in full three years from the date of grant. Stock options must be exercised within ten years from date of grant. Stock options were issued with an exercise price that was equal to the market price of our common stock at the grant date. We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.
During the nine months ended December 31, 2020, 212,673 restricted stock units were issued to our employees with an aggregate grant date fair value as determined by the closing price of our stock on the respective grant dates of $2,912. The awards will be expensed on a straight-line basis over the three-year service period. At each anniversary of the applicable grant dates for the restricted stock units, a proportionate number of stock units will become vested for the employees and the shares will become issued and outstanding.
We maintain a plan to issue our directors awards of fully vested common stock every three months for a total award over a 12 month period of approximately $712. The number of shares issued to our directors each period is equal to a pre-determined award value subject to the fair market value of the stock price on the date of grant. During the three and nine months ended December 31, 2020, 14,553 and 41,465 fully vested common shares were granted in the aggregate to our directors, respectively. The aggregate grant date fair value as determined by the closing price of our common stock on the grant date was $166 and $546 for the three and nine months ended December 31, 2020, respectively. The fair value of the awards is expensed on each grant date.

    During the nine months ended December 31, 2020, a target amount of 49,716 performance stock units were issued to certain members of our senior management that had a total grant date fair value of $1,060. The performance indicator for these performance stock units is based on the market performance of our stock price from the date of grant through March 31, 2023, relative to the market price performance of a pre-determined peer group of companies. Since the performance indicator is market-based, we used a Monte-Carlo valuation model to calculate the probable outcome of the performance measure to arrive at the fair value. The requisite service period required to earn the awards is through March 31, 2023. We will expense the fair value of the performance stock units over the service period on a straight-line basis whether or not the stock price performance condition is met. At the end of the performance period, the performance stock units will be evaluated with the requisite number of shares being issued. The possible number of shares that could be issued ranges from zero to 99,432 in the aggregate. Shares that are not awarded at the measurement date will be forfeited.

    In addition to the market-based performance stock units issued to certain members of senior management, we also granted these individuals, during the nine months ended December 31, 2020, a target amount of 86,634 performance stock units based on the Company's Adjusted EBITDA performance over three separate one year performance periods beginning with the period ending March 31, 2021 and continuing for subsequent one year periods ending on March 31, 2022 and 2023. The performance goal for these shares has not been determined. As such, the total grant date fair value is indeterminable. However, we have estimated stock compensation expense based on current share price and will adjust for stock compensation expense as the performance goal is determined for the initial measurement period ending March 31, 2021. At each reporting period, we will estimate how many awards senior management may earn and adjust our stock compensation expense accordingly. At the end of each performance period, the performance stock units will be evaluated with the requisite number of shares issued. The possible number of shares that could be issued under such performance stock units ranges from zero to 173,268 in the aggregate. Shares that are not awarded after the end of the measurement period will be forfeited.

During the three months ended December 31, 2020, we adjusted our compensation cost to reflect the likelihood of certain performance stock units granted in fiscal 2019 vesting based on Adjusted EBITDA performance. We determined that these awards were not probable to meet the related performance condition; therefore we have recorded income from a reversal of compensation cost of $881.
13. Revenue
Disaggregation of Revenue
    We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
    Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$14,743	$14,971	$29,714	$19,007	$19,830	$38,837
Canada	18,509	6,483	24,992	28,928	5,600	34,528
Europe, Middle East and Africa	7,932	9,212	17,144	6,756	6,582	13,338
Asia-Pacific	4,933	2,821	7,754	5,432	8,333	13,765
Total revenues	$46,117	$33,487	$79,604	$60,123	$40,345	$100,468

	Nine Months Ended December 31, 2020			Nine Months Ended December 31, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$34,728	$37,505	$72,233	$56,145	$66,940	$123,085
Canada	45,932	17,589	63,521	78,209	14,522	92,731
Europe, Middle East and Africa	21,449	17,492	38,941	24,621	17,744	42,365
Asia-Pacific	12,838	15,325	28,163	15,556	21,378	36,934
Total revenues	$114,947	$87,911	$202,858	$174,531	$120,584	$295,115

Performance Obligations

    At December 31, 2020, revenues associated with our open performance obligations totaled $110,055, representing our combined backlog and deferred revenue. Within this amount, approximately $14,801 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

Contract Assets and Liabilities

    As of December 31, 2020 and March 31, 2020, contract assets were $11,746 and $10,194, respectively. There were no impairment losses recognized on our contract assets for the nine months ended December 31, 2020 and 2019. As of December 31, 2020 and March 31, 2020, contract liabilities were $3,771 and $4,538, respectively. The majority of contract liabilities at March 31, 2020 were recognized as revenue as of December 31, 2020.
14. Income Taxes
Our effective income tax, after discrete tax events, was a 28.2% benefit against our loss before provision for taxes and 26.4% of tax expense for the three months ended December 31, 2020 and 2019, respectively. During the nine months ended December 31, 2020, the Company recorded discrete tax benefits of $1,854 related to updated Internal Revenue Service rules regarding the United States Global intangible low-taxed income or ("GILTI tax") and related tax planning elections associated with the GILTI tax rule changes. Under the new rules, Thermon was able to reduce previously incurred GILTI tax under the high tax exception rules. Included with this benefit are certain tax elections that resulted in the reduction of previous tax expense. Separately, the loss on the capital stock sale of the South Africa Business, referred to in Note 4, "Restructuring and other charges/(income)", was not deductible for income tax. This resulted in approximately $526 of discrete tax expense during the three and nine months ended December 31, 2020.
During the nine months ended December 31, 2019, the Company recorded the impact of a prospective income tax rate reduction in the tax jurisdictions of Alberta, Canada and the Netherlands. The scheduled rate reductions of 4% and 3%, respectively, resulted in a net reduction of deferred tax liabilities of 1,231 reported as a benefit to tax expense. Excluding the impact of the change in GILTI tax rules and other discrete items, the Company estimates that the effective tax rate will be 26.9% for fiscal year 2021. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
    As of December 31, 2020, we have established a long-term liability for uncertain tax positions in the amount of $770. As of December 31, 2020, the tax years for the fiscal years ended March 31, 2015 through March 31, 2020 remain open to examination by the major taxing jurisdictions to which we are subject.
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
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Sales to External Customers:
United States and Latin America	$29,714	$38,837	$72,233	$123,085
Canada	24,992	34,528	63,521	92,731
Europe, Middle East and Africa	17,144	13,338	38,941	42,365
Asia-Pacific	7,754	13,765	28,163	36,934
	$79,604	$100,468	$202,858	$295,115
Inter-Segment Sales:
United States and Latin America	$10,751	$11,316	$31,849	$36,777
Canada	2,523	1,101	5,378	3,230
Europe, Middle East and Africa	542	791	1,615	2,385
Asia-Pacific	343	167	861	612
	$14,159	$13,375	$39,703	$43,004
Depreciation Expense:
United States and Latin America	$1,647	$1,566	$4,727	$4,661
Canada	1,144	930	3,255	2,530
Europe, Middle East and Africa	8	138	235	402
Asia-Pacific	40	29	135	132
	$2,839	$2,663	$8,352	$7,725
Amortization Expense:
United States and Latin America	$295	$1,438	$1,169	$4,314
Canada	1,797	2,434	5,452	7,270
Europe, Middle East and Africa	32	322	429	972
Asia-Pacific	11	266	215	798
	$2,135	$4,460	$7,265	$13,354
Income (Loss) from Operations:
United States and Latin America	$3,647	$2,944	$(4,185)	$9,280
Canada	4,993	8,562	9,171	17,339
Europe, Middle East and Africa	802	366	2,278	2,196
Asia-Pacific	1,425	2,280	3,259	6,377
Unallocated:
Stock compensation	(430)	(1,328)	(2,921)	(3,670)
Public company costs	(277)	(358)	(1,151)	(1,224)
	$10,160	$12,466	$6,451	$30,298

	December 31, 2020	March 31, 2020
Property, Plant and Equipment, Net:
United States and Latin America	$37,937	$39,815
Canada	29,984	28,703
Europe, Middle East and Africa	3,365	3,246
Asia-Pacific	766	778
	$72,052	$72,542
Total Assets:
United States and Latin America	$232,050	$239,751
Canada	288,210	270,055
Europe, Middle East and Africa	82,728	73,334
Asia-Pacific	39,369	37,765
	$642,357	$620,905

Capital expenditures for our reportable segments were as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Capital Expenditures:
United States and Latin America	$89	$2,122	$3,245	$4,110
Canada	473	289	1,340	1,872
Europe, Middle East and Africa	10	375	59	527
Asia-Pacific	4	76	64	192
	$576	$2,862	$4,708	$6,701

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2020 and 2019 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2020 and 2019 as “Interim 2021” and “Interim 2020,” respectively, and the nine month periods ended December 31, 2020 and 2019 as “YTD 2021” and “YTD 2020,”, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
This quarterly report includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words "anticipate," "assume," "believe," "budget," "continue," "contemplate," "could," "should," "estimate," "expect," "intend," "may," "plan," "possible," "potential," "predict," "project," "will," "would," "future," and similar terms and phrases are intended to identify forward-looking statements in this quarterly report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include, but are not limited to, statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility (or Greenfield) project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or (MRO/UE) revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to effectively integrate THS product lines into our existing sales and market channels; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to bid and win new contracts; (x) our ability to successfully develop and improve our products and successfully implement new technologies; (xi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xii) our revenue mix; (xiii) our ability to acquire smaller value added companies; (xiv) changes in relevant currency exchange rates; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) our ability to achieve our operational initiatives; (xxiv) potential liability related to our products as well as the delivery of products and services; (xxv) our ability to comply with foreign anti-corruption laws; (xxvi) export control regulations or sanctions; (xxvii) changes in U.S. and foreign government administrative policy; (xxviii) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxix) our ability to comply with the complex and dynamic system of laws and regulations applicable to domestic and international operations, including U.S. government tariffs; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; (xxxi) climate change and related regulation of greenhouse gases; and (xxxii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020 and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Overview

    We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in diverse markets including: oil & gas, chemical processing, power generation, mining and other industrial markets. We are a global leader and one of the few thermal solutions providers with a global footprint. We offer a full suite of products (such as heating units, heating cables, temporary power solutions and tubing bundles) and services (such as engineering, installation and maintenance services) and software (such as design optimization and control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our ten manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement, and construction (EPC) companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2021 and YTD 2020, approximately 64% and 58% of our revenues were generated from outside of the United States, respectively. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

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
    We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2020 was $110.1 million, as compared to $105.4 million at March 31, 2020. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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
We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,*		Nine months ended December 31,*
	2020	2019	2020	2019
Greenfield	38%	38%	38%	44%
MRO/UE	62%	62%	62%	56%
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
•Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2021 and YTD 2020, MRO/UE sales (excluding sales attributable to our THS business line) comprised approximately 62% and 56% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.
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

Recent Developments - COVID-19 Pandemic. The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. See part Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020, for further discussion. The Company has taken the following precautionary measures in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic:
•Reducing discretionary spending across the organization by approximately $6.3 million in the fiscal year ending March 31, 2021 by curtailing consulting fees and travel expenses and consolidating our global operating footprint;
•Decreasing payroll expense, including temporarily decreasing salaries for certain officers and implementing a reduction in force initiative that will reduce ongoing personnel cost by approximately $15.9 million in the fiscal year ending March 31, 2021;
•Reducing the budget for capital expenditures in the fiscal year ending March 31, 2021 to approximately $6.0 million, which includes approximately $1.5 million in strategic spending on our Thermon Power Solutions (“TPS”) product line (based on market demand), a reduction of approximately $4.9 million as compared to fiscal 2020; and
•Reducing manufacturing expense across the organization by approximately $1.8 million in the fiscal year ending March 31, 2021 by consolidating our manufacturing footprint.

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

During the nine months ended December 31, 2020, we completed a reduction in force initiative (referenced above) in which we reduced approximately 19% of our global workforce and limited discretionary spending across the organization. The employee severance and office closure costs totaled approximately $6.4 million. These spending reductions are intended to align the expected cost structure with future expected revenue levels. The Company estimates that these total cost reductions will contribute approximately $22.2 million in cost reductions for fiscal year 2021.

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

During fiscal 2020, we considered the decline in our business to be an indicator of potential asset impairments in our reporting units. During the fourth quarter of fiscal 2020, we performed a goodwill and intangible asset impairment assessment of all of our reporting units utilizing the income approach, based on discounted future cash flows, which were derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. Based on the results of our goodwill impairment assessment, the estimated fair value of the reporting units exceeded the carrying value. As such, there was no impairment of our reporting units' goodwill or intangible assets during fiscal 2020. No triggering events were identified during the nine month period ended December 31, 2020 which would indicate that the fair value of any of our reporting units was less than its carrying amount. We will continue to monitor our reporting units' goodwill and intangible asset valuations and perform qualitative assessments at each interim reporting period.

Results of Operations (Three-month periods ended December 31, 2020 and 2019)
    The following table sets forth our consolidated statements of operations for the three months ended December 31, 2020 and 2019 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2020	2019	$	%
Consolidated Statements of Operations Data:
Sales	$79,604	$100,468	$(20,864)	(21)%
Cost of sales	42,644	56,988	(14,344)	(25)%
Gross profit	$36,960	$43,480	$(6,520)	(15)%
Gross margin %	46.4%	43.3%
Operating expenses:
Marketing, general and administrative and engineering	$20,452	$25,226	$(4,774)	(19)%
Stock compensation expense	430	1,328	(898)	(68)%
Amortization of intangible assets	2,135	4,460	(2,325)	(52)%
Restructuring and other charges/(income)	3,783	—	3,783	—%
Income (loss) from operations	$10,160	$12,466	$(2,306)	(18)%
Interest expense, net:
Interest income	$16	$57	$(41)	(72)%
Interest expense	(2,192)	(2,891)	699	(24)%
Amortization of debt costs	(257)	(704)	447	(63)%
Interest expense, net	$(2,433)	$(3,538)	$1,105	(31)%
Other income/(expense)	874	(62)	936	(1,510)%
Income before provision for income taxes	$8,601	$8,866	$(265)	(3)%
Income tax expense (benefit)	2,426	2,344	82	3%
Net income (loss)	$6,175	$6,522	$(347)	(5)%
Income attributable to non-controlling interests(1)	—	—	—	—%
Net income available to Thermon Group Holdings, Inc.	$6,175	$6,522	$(347)	(5)%
(1) Represents income attributable to the 12.5% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to August 1, 2019, income attributable to non-controlling equity interest is 0%. (See Note 10, "Related Party Transactions" to our unaudited condensed consolidated financial statements for additional information).
Three Months Ended December 31, 2020 (“Interim 2021”) Compared to the Three Months Ended December 31, 2019 (“Interim 2020”)
Revenues. Revenues for Interim 2021 were $79.6 million, compared to $100.5 million for Interim 2020, a decrease of $20.9 million or 21%, which management attributes to lower crude oil prices driven in part by the global oversupply of crude oil in connection with the global COVID-19 pandemic (which has had a significant adverse impact on customer capital spending). Our sales mix (excluding attributable to our THS business line) in Interim 2021 was 38% Greenfield and 62% MRO/UE, as compared to 38% Greenfield and 62% MRO/UE in Interim 2020. Greenfield revenue is historically at or near 40% of our total revenue. In Interim 2021, revenues declined in all reportable segments as compared to Interim 2020, except for in our EMEA segment, which experienced double-digit growth compared to Interim 2020 due to an increase in both project revenue and point-in-time revenue. The decreases in our US-LAM, Canada, and APAC segments were primarily related to a decline in demand for our products and services in both Greenfield and MRO/UE business activity as a result of the COVID-19 driven economic downturn.
Gross profit and margin. Gross profit totaled $37.0 million in Interim 2021, compared to $43.5 million in Interim 2020, a decrease of $6.5 million or 15%. The decrease is in line with the decrease in Interim 2021 sales. Gross margins were

46.4% and 43.3% in Interim 2021 and Interim 2020, respectively. The higher gross margin in Interim 2021 is attributable primarily to favorable pricing improvement across the company, as well as our cost reduction efforts, outlined in "Recent Developments - COVID-19 pandemic" above. Additionally, the Canadian Emergency Wage Subsidy, through which we received subsidies with respect to our Canadian manufacturing operations, positively impacted our margins. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements for more information on the Canadian Emergency Wage Subsidy.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $20.5 million in Interim 2021, compared to $25.2 million in Interim 2020, a decrease of $4.8 million or 19%. During Interim 2021, our cost reduction efforts as it relates to the reduction in force mentioned above contributed to the overall decline to marketing, general and administrative and engineering costs compared to Interim 2020.
Amortization of intangible assets. Amortization of intangible assets was $2.1 million in Interim 2021 compared to $4.5 million in Interim 2020, a decrease of $2.4 million attributable to certain intangible assets becoming fully amortized during fiscal 2020.
Restructuring and other charges/(income). Restructuring and other charges/(income) was $3.8 million; we incurred one-time severance costs of $1.0 million related to a reduction in force that will reduce ongoing personnel costs to address the COVID-19 driven economic downturn. We estimate that reductions in headcount as part of the Company's reduction in force initiative will result in annual cost savings of approximately $15.9 million. Additionally, we incurred a $2.2 million loss related to the sale of our affiliate in South Africa. Finally, we incurred $0.6 million in lease charges primarily related to two Canadian facilities that were substantially vacated by December 31, 2020, as the Company executed efforts to optimize its global manufacturing footprint. Refer to Note 4, "Restructuring and other charges/(income)."
Interest expense, net. Interest expense, net, was $2.4 million and $3.5 million in Interim 2021 and Interim 2020, respectively, a decrease of $1.1 million. The decrease in interest expense is due to voluntary principal prepayments of $28.0 million during fiscal 2020, on primarily the term loan B credit facility (see Note 9, "Long-Term Debt," for additional information on our long-term debt).
    Other income/(expense). Other income and expense was income of $0.9 million and expense of $0.1 million in Interim 2021 and Interim 2020, respectively, representing an increase of $0.9 million in other income. The increase primarily relates to net gains associated with our deferred compensation plan for certain highly compensated employees and net transactional foreign exchange-related gains.
Income taxes.  Income tax expense was $2.4 million in Interim 2021 on pre-tax income of $8.6 million compared to income tax expense of $2.3 million in Interim 2020 on pre-tax income of $8.9 million, an increase of $0.1 million in income tax expense. Our effective tax rate was 28.2% and 26.4% in Interim 2021 and Interim 2020, respectively. During Interim 2021, the Company recorded a tax benefit of $0.5 million related to certain tax elections associated with changes to the Internal Revenue Service rules regarding the United States global intangible low-taxed income or ("GILTI tax"). Separately, the loss on the South Africa Business was not deductible for income tax. This resulted in approximately $0.5 million of discrete tax expense during Interim 2021. During Interim 2020, the Company recorded the impact of a prospective income tax rate reduction in the Netherlands. The scheduled rate reduction of 3% in fiscal 2021 resulted in a net reduction of deferred tax liabilities of $0.5 million reported as a reduction to tax expense.
Our global anticipated annual effective income tax rate before discrete events was 26.9% and 32.0% for Interim 2021 and Interim 2020, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. See Note 14, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for further detail on income taxes.
    Net income (loss) available to Thermon. Net income available to the Company, after non-controlling interest, was $6.2 million in Interim 2021 as compared to $6.5 million in Interim 2020, a decrease of $0.3 million. The change in net income is explained by the changes noted in the sections above.

Results of Operations (Nine-month periods ended December 31, 2020 and 2019)
The following table sets forth our unaudited consolidated statements of operations for the nine months ended December 31, 2020 and 2019, respectively, and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2020	2019	$	%
Consolidated Statements of Operations Data:
Sales	$202,858	$295,115	$(92,257)	(31)%
Cost of sales	112,848	169,061	(56,213)	(33)%
Gross profit	$90,010	$126,054	$(36,044)	(29)%
Gross margin %	44.4%	42.7%
Operating expenses:
Marketing, general and administrative and engineering	$64,681	$78,732	$(14,051)	(18)%
Stock compensation expense	2,921	3,670	(749)	(20)%
Amortization of intangible assets	7,265	13,354	(6,089)	(46)%
Restructuring and other charges/(income)	8,692	—	8,692	—%
Income (loss) from operations	$6,451	$30,298	$(23,847)	(79)%
Interest expense, net:
Interest income	$58	$173	$(115)	(66)%
Interest expense	(6,689)	(9,742)	3,053	(31)%
Amortization of debt costs	(773)	(1,574)	801	(51)%
Interest expense, net	$(7,404)	$(11,143)	$3,739	(34)%
Other income/(expense)	2,188	(1)	2,189	(218,900)%
Income (loss) before provision for income taxes	$1,235	$19,154	$(17,919)	(94)%
Income tax expense (benefit)	(693)	4,250	(4,943)	(116)%
Net income (loss)	$1,928	$14,904	$(12,976)	(87)%
Loss attributable to non-controlling interests (1)	—	(2)	2	(100)%
Net income (loss) available to Thermon Group Holdings, Inc.	$1,928	$14,906	$(12,978)	(87)%
(1) Represents income attributable to the 12.5% non-controlling equity interest in the Sumac business that was retained by sellers in the Sumac transaction. Subsequent to August 1, 2019, income attributable to non-controlling equity interest is 0%. (See Note 10, "Related Party Transactions" to our unaudited condensed consolidated financial statements for additional information).
Nine Months Ended December 31, 2020 (“YTD 2021”) Compared to the Nine Months Ended December 31, 2019 (“YTD 2020”)

Revenues. Revenues for YTD 2021 were $202.9 million, compared to $295.1 million for YTD 2020, a decrease of $92.3 million or 31% which management attributes to lower crude oil prices driven in part by the global oversupply of crude oil in connection with the global COVID-19 pandemic which has had a significant adverse impact on customer capital spending. Our sales mix (excluding sales attributable to our THS business line) in YTD 2021 was 38% Greenfield and 62% MRO/UE, as compared to 44% Greenfield and 56% MRO/UE in YTD 2020. Greenfield revenue is typically near 40% of our total revenue. In YTD 2021, revenues declined in all reportable segments. These decreases were primarily related to a decline in demand for our products and services in connection with the COVID-19 driven economic downturn in both Greenfield and MRO/UE business activity.

Gross profit and margin. Gross profit totaled $90.0 million in YTD 2021, compared to $126.1 million in YTD 2020, a decrease of $36.1 million primarily due to a decline in revenues. Gross margins were 44.4% and 42.7% in YTD 2021 and YTD 2020, respectively. The higher gross margin in YTD 2021 is attributable in part to favorable pricing improvement versus the prior YTD period. In addition, our gross margins were positively impacted by the Canadian Emergency Wage Subsidy in the amount of $3.6 million, through which we received government subsidies with respect to our Canadian manufacturing operations. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements, for more information on the Canadian Emergency Wage Subsidy.
Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $64.7 million in YTD 2021, compared to $78.7 million in YTD 2020, a decrease of $14.1 million. During YTD 2021, our cost reduction efforts as it relates to the reduction in force mentioned above contributed to the overall decline to marketing, general and administrative and engineering costs compared to Interim 2020. In addition, our Marketing, general and administrative and engineering costs were positively impacted by the Canadian Emergency Wage Subsidy in the amount of $2.0 million, through which we received government subsidies with respect to our Canadian manufacturing operations. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements, for more information on the Canadian Emergency Wage Subsidy.
Restructuring and other charges/(income) Restructuring and other charges/(income) was $8.7 million. Contributing to such charges was our one-time severance costs of $5.9 million related to a reduction in force that will reduce ongoing personnel costs to address the COVID-19 driven economic downturn. We estimate that reductions in headcount as part of the Company's reduction in force initiative will result in annual cost savings of approximately $15.9 million. Additionally, we incurred a $2.2 million loss on the sale of our previous affiliate in South Africa. Finally, we incurred $0.6 million in lease charges primarily related to two Canadian facilities that were substantially vacated by December 31, 2020, as the Company executed efforts to optimize its global manufacturing footprint. Refer to Note 4, "Restructuring and other charges/(income)."
Amortization of intangible assets. Amortization of intangible assets was $7.3 million in YTD 2021 and $13.4 million in YTD 2020, a decrease of $6.1 million. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2020.
Interest expense net. Interest expense, net, was $7.4 million in YTD 2021, compared to $11.1 million in YTD 2020, a decrease of $3.7 million. The decrease in interest expense is due to voluntary principal prepayments of $28.0 million during fiscal 2020, on primarily term loan B credit facility (see Note 9, "Long-Term Debt" for additional information on our long-term debt).
Other income/(expense). Other income was income of $2.2 million and $0.0 million in YTD 2021 and YTD 2020, respectively, an increase in other income of $2.2 million. The increase primarily relates to net gains associated with our deferred compensation plan for certain highly compensated employees and transactional foreign exchange-related gains.
    Income taxes. Income tax was a $0.7 million benefit in YTD 2021 on pre-tax loss of $1.2 million compared to an income tax expense of $4.3 million in YTD 2020 on pre-tax net income of $19.2 million, a decrease in income tax expense of $5.0 million primarily attributable to our lower pretax income as well as discrete tax benefits totaling $1.9 million related to updated Internal Revenue Service rules regarding the United States Global Intangible low-taxed income or ("GILTI tax") and related tax planning elections. Separately, the loss on the sale of the South Africa Business, referred to in Note 4, "Restructuring and other charges/(income)", was not deductible for income tax. this resulted in approximately $0.5 million of discrete tax expense in YTD 2021. Our effective tax rate was (56.1)% and 22.2% in YTD 2021 and YTD 2020, respectively.
Our anticipated annual effective income tax rate before discrete events is 26.9% in fiscal 2021. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 14, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for further detail on income taxes.
Net income (loss) available to Thermon. Net income available to the Company was $1.9 million in YTD 2021 as compared to income of $14.9 million in YTD 2020, a decrease of $13.0 million. The change in net income is explained by the changes noted in the sections above.

Contractual Obligations and Contingencies
Contractual Obligations. The following table summarizes our significant contractual payment obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity position assuming all obligations reach maturity.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Variable rate term loan(1)	$169,125	$2,500	$5,000	$161,625	$—
Interest payments on variable rate term loan(2)	30,817	8,225	16,083	6,509	—
Operating lease obligations(3)	19,056	4,375	6,006	3,717	4,958
Information technology services agreements(4)	2,003	1,107	896	—	—
Total	$221,001	$16,207	$27,985	$171,851	$4,958
__________________________________
(1) Consists of quarterly scheduled principal payments under our new term loan B credit facility of $0.6 million through July 31, 2024, with the remaining principal balance being settled with a lump-sum payment of $159.8 million due at maturity in October 2024. Please see Note 9, “Long-Term Debt” in our financial statements, for more information on our new term loan B credit facility.
(2) Consists of estimated future term loan interest payments under our credit facility based on our current interest rate as of December 31, 2020.
(3) We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities and offices.
(4) Represents the future annual service fees associated with certain information technology service agreements with several vendors.
Contingencies.  We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2020, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income as period expense when incurred. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
During the nine months ended December 31, 2020, we drew down under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic and volatility in commodity markets. We made several draws on our revolving credit facility, resulting in a total of $41.2 million (including $4.0 million in letters of credit) in outstanding borrowings and approximately $18.6 million of remaining borrowing capacity (subject to the borrowing base) under our revolving credit facility, in each case as of April 30, 2020. Subsequent to April 30, 2020, we made repayments on our revolving credit facility in the amount of $37.5 million, which offsets the previously mentioned draw down resulting in no outstanding borrowings as of December 31, 2020.
Cash and cash equivalents. At December 31, 2020, we had $49.6 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $14.5 million, or 29%, of these amounts were held in domestic accounts with various institutions and approximately $35.1 million, or 71%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 9, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At December 31, 2020, we had no outstanding borrowings under our revolving credit facility and $56.1 million of available capacity thereunder after taking into account the borrowing base, outstanding borrowings and $3.9 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of December 31, 2020, we had $169.1 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $159.8 million due at maturity of the term loan in October 2024.
    Guarantees; security. The term loan is guaranteed by Thermon Group Holdings, Inc. and all of its current and future wholly-owned domestic material subsidiaries (the “US Subsidiary Guarantors”), subject to certain exceptions. Obligations of Thermon Group Holdings, Inc. under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc. and the US Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the "Canadian Borrower") under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc., Thermon Holding Corp. (the "US Borrower"), the US Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the US Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.'s assets and the assets of the US Subsidiary Guarantors, including 100% of the capital stock of the US Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of Thermon Group Holdings, Inc., the US Borrower and the US Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the US Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
    Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain consolidated leverage ratios of 3.75:1.0 for December 31, 2020 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of December 31, 2020, we were in compliance with all financial covenants of the credit facility.
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

    For the remainder of fiscal 2021, we estimate that we will invest approximately $1.5 million in property, plant and equipment for our thermal solutions business and will continue to make investments in Thermon Power Solutions (“TPS”) product line (based on market demand). In order to preserve liquidity in response to the current macroeconomic uncertain resulting from the COVID-19 pandemic, we reduced the budget for capital expenditures in the fiscal year ending March 31, 2021 by approximately $4.9 million as compared to fiscal 2020. Key investments for fiscal 2021 include the purchase of capital equipment used in our manufacturing facilities, land and building improvements and continued investments in our enterprise resource planning software upgrade. During YTD 2021, we invested $1.2 million in our TPS product line for temporary power products that were or are expected to be deployed to our customers on a rental basis throughout Canada and the United States.

Net cash provided by operating activities totaled $15.5 million and $52.4 million in YTD 2021 and YTD 2020, respectively, a decrease of $36.9 million mostly attributable to a decline in net income.
    Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a source of cash of $5.4 million and $15.4 million in YTD 2021 and YTD 2020 respectively, a decrease in the source of cash of $10.0 million in YTD 2021. During YTD 2021 and YTD 2020, accounts receivable decreased due to a decline in sales and strong collection efforts, representing a source of cash of $21.0 million and $9.7 million, respectively. Contract assets represented a use of cash of $2.1 million and a source of cash of $8.2 million in YTD 2021 and YTD 2020, respectively, which is primarily attributed to timing of billings on our projects. In YTD 2021, our inventory increased due to a decline in incoming order rates, representing a use of cash of $10.6 million, while in YTD 2020, inventory represented a source of cash of $2.0 million.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $3.3 million and $3.9 million in YTD 2021 and YTD 2020, respectively, a decrease in the use of cash of $0.7 million. The change in accounts payable and accrued liabilities is primarily due to the timing of vendor payments and our annual incentive program accrual. Changes in our income taxes payable and receivable balances represented a use of cash of $5.4 million and source of cash of $3.8 million in YTD 2021 and YTD 2020, respectively.
Net cash used in investing activities totaled $4.6 million and $6.1 million for YTD 2021 and YTD 2020, respectively, a comparative decrease in the use of cash for investing activities of $1.4 million. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business.
Net cash used in financing activities totaled $7.6 million and $40.9 million in YTD 2021 and YTD 2020, respectively, a comparative decrease in the use of cash from financing activities of $33.3 million. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt and revolving credit facility.
Off-Balance Sheet Arrangements
As of December 31, 2020, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 64% of our YTD 2021 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen and South African Rand.
During YTD 2021, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.5 million for YTD 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.6 million for YTD 2021. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.1 million for YTD 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of approximately $0.1 million for YTD 2021.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were gains of $0.1 million and losses of $0.1 million in YTD 2021 and YTD 2020, respectively.
As of December 31, 2020, we had approximately $19.9 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. We estimate that our sales were negatively impacted by $3.2 million in YTD 2021 when compared to foreign exchange translation rates that were in effect in YTD 2020. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In YTD 2020, we were mostly impacted by the appreciation of the U.S. dollar relative to the Canadian Dollar and the Euro. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $29.2 million and $5.7 million in YTD 2021 and YTD 2020, respectively, representing a comparative increase in foreign currency translation gains of $23.5 million. The comparative increase in YTD 2021 foreign currency translation gains is primarily due to the strengthening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2020. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of operations and comprehensive income (unaudited). As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income (unaudited).
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
    Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. As of December 31, 2020, we had $169.1 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility and no borrowings under our revolving credit facility. The interest rate for borrowings under our term loan B credit facility was 4.75% as of December 31, 2020. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.6 million increase or decrease in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Transition and Consulting Agreement and General Release, dated December 11, 2020, between Jay Peterson and Thermon Group Holdings, Inc.*

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 4, 2021	By:	/s/ Jay Peterson
	Name:	Jay Peterson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)