Form 10-K
period 2021-03-31
Thermon Group Holdings, Inc.
filed 2021-05-27
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2020 was $367,767,182 based on the closing price of $11.23 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 26, 2021, the registrant had 33,245,749 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2021

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to bid and win new contracts; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) our ability to grow through strategic acquisitions; (xiii) changes in relevant currency exchange rates; (xiv) impairment of goodwill and other intangible assets; (xv) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvi) our ability to protect our trade secrets; (xvii) our ability to protect our intellectual property; (xiii) our ability to protect data and thwart potential cyber-attacks; (xix) a material disruption at any of our manufacturing facilities; (xx) our dependence on subcontractors and third-party suppliers; (xxi) our ability to profit on fixed-price contracts; (xxii) the credit risk associated to our extension of credit to customers; (xxiii) our ability to achieve our operational initiatives; (xxiv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxv) potential liability related to our products as well as the delivery of products and services; (xxvi) our ability to comply with foreign anti-corruption laws; (xxvii) export control regulations or sanctions; (xxviii) changes in government administrative policy; (xxix) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxi) climate change and related regulation of greenhouse gases. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g. "fiscal 2021," "fiscal 2020" and "fiscal 2019" mean the Company's fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all of its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."

ITEM 1. BUSINESS

Business Overview and Company History

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil and gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our eight manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil & gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide.

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

On April 30, 2010, an investor group led by entities affiliated with CHS Capital LLC ("CHS") and two other private equity firms, acquired Audax's controlling interest in us.

In May 2011, we completed the initial public offering ("IPO") of our common stock, and our common stock became listed on The New York Stock Exchange under the ticker symbol "THR."

In October 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $262.4 million CAD (approximately $204.6 million USD at the exchange rate as of October 30, 2017) in cash. Such subsidiary and CCI Thermal Technologies Inc. combined immediately after the closing of the acquisition to form Thermon Heating Systems, Inc., ("THS"), an indirect, wholly-owned subsidiary of the Company. THS is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Oakville, Ontario, Canada. In fiscal 2021, we fully integrated the THS legal entity into our legacy Canadian legal entity and consolidated our management and leadership accordingly.

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

Sales

Heat Tracing

We offer turnkey heat tracing solutions for maintaining pipe, vessel, and foundation temperatures in industrial and hazardous locations as well as in commercial applications. Our solution includes software automated engineering design services, industry leading heat tracing products, smart connected control and monitoring systems, construction services, and maintenance services. Applications include process temperature maintenance, freeze protection, vessel temperature maintenance, tank temperature maintenance, and foundation heating for energy, commercial, transportation, semi-conductor, data centers, and food & beverage industries.

Our tubing bundle solutions include bundle design services, heated and insulated sample lines for process control and instrumentation, and continuous emissions sampling lines for regulatory required environmental emissions monitoring and enforcement. We believe this capability allows us to offer products which help our customers with important sustainability practices, such as measuring emissions and complying with related regulatory requirements.

Our temporary power systems provide portable, flexible, and hazardous area rated electrical connection systems and LED lighting that provide the power infrastructure for workers in construction zones and projects for industrial plants and facilities.

Our products and services include a wide range of electric heat tracing cables, steam heating solutions, controls, monitoring and software, instrumentation, project services, industrial heating and filtration solutions, temporary electrical power distribution and lighting, and other complementary products and services.

Controls, Monitoring and Software

Our solutions include smart, connected devices and software systems for the control and management of a customer’s heat trace system. We offer a range of TraceNet™ control products from a single point controller to a high capacity multi-point control panel. All our controllers and panels can be networked together via wired or wireless communication into a large control solution with capacity to manage over 30,000 heat trace circuits within the same customer facility. Our systems can be integrated with a plant’s central data management and control system. Advanced control systems enable lower cost and reduced emissions at many of our end-user sites.

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

Process Heating

    THS develops, designs and manufactures the following high quality and durable advanced industrial heating and filtration solutions, including the following categories:

•Environmental heating (branded as “Ruffneck” and “Catadyne”) - provides electric or gas-powered space heating for both hazardous and non-hazardous areas;

•Process heating (branded as “Caloritech”) - provides a myriad of highly-engineered heating products to multiple end-markets with the purpose of heating and maintaining a process fluid at specified temperatures. Some products also serve the transportation sector with both radiant and convection-style heating;

•Filtration (branded as “3L Filters”) - provides highly-specialized filtration solutions for the most stringent environments, including the nuclear industry; and

•Rail and Transit (branded as “Hellfire,” “ArcticSense” and other) - provides heating applications to both rolling stock (rail cars) and rail infrastructure (track and switch).

Project Services

As a manufacturer and global expert in process heating solutions, our EPC and end-user customers often times rely on Thermon to deliver a range of project services, which may include:

•Engineering and design;
•Procurement and project management services;
•Turnkey construction installation;
•Recurring facility assessment or audit; and
•Maintenance services.

Our customers rely on Thermon’s design and engineering expertise on projects around the world. These services are combined with our heat tracing and process heating products under one contract to deliver an integrated solution that improves the overall value proposition for the customer. By delivering design drawings in conjunction with early project specifications, we can address our customer needs for design optimization studies, product selection assistance and computer-generated drawing packages. Often these are new facilities or Greenfield projects (which are discussed further below under the section "Customers") but they may also include upgrades or expansions and maintenance projects where our existing customers are upgrading their facilities. Project services are important to our business model and growth strategy to secure Greenfield contracts that both establish and enhance new and existing customer relationships.

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

Manufacturing and Operations

We have eight manufacturing facilities on three continents. We manufacture the majority of our Heat Tracing products at our San Marcos, Texas facility including flexible heating cables, control systems and tubing bundles. The majority of our Process Heating products are manufactured at our four Canadian facilities. Smaller manufacturing locations are located in the Netherlands, Russia and India. We maintain quality control testing standards in all of our manufacturing operations and perform various quality control checks on our products during the manufacturing process. We believe that our highly automated manufacturing process and multiple quality control checkpoints create high levels of operational efficiency.

Our flexible heat cable products are manufactured in San Marcos, Texas. This location includes our electronic cross-linking facility, which we refer to as our "ECLF." Cross-linking enhances the thermal, chemical and electrical stability of our low-temperature self-regulating heater cables. By performing cross-linking in-house, we condense the overall manufacturing cycle by approximately six weeks. This enhances our ability to ensure a high level of product quality and to better control the production process. Core heating cable is distributed to other manufacturing sites, close to the customer base to reduce lead times and satisfy local content requirements.

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

Process heating products are fabricated at three facilities in Canada. Our Edmonton facility largely manufactures environmental heating products, and our Orillia facility manufactures tubular heaters, including MI heating cable that is supplied to OEM customers and other Thermon facilities. Our Oakville location specializes in our engineered solutions.

Thermon Power Solutions products are primarily fabricated at a facility in Fort McMurray, Alberta, Canada. Our customer base for Thermon Power Solutions has historically been in the oil sands region of Alberta, Canada, but has expanded its presence in the U.S. Gulf Coast region with the addition of fabrication capacity at our San Marcos, Texas facility.

Thermon transportation heating products are fabricated at our facility in Denver, Colorado. This includes both solutions for rail car heating and rail track heating.

Our primary distribution centers are located in San Marcos, Texas, Edmonton, Alberta, the Netherlands and Moscow, Russia. Inventory is typically shipped directly from these distribution centers to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate maintenance and repair requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of agents maintains safety stocks of core products. In Canada, customers are serviced from the three manufacturing locations in Edmonton, Orillia, and Oakville. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia and Mexico City. Thermon aims to have inventory available close to the customer to fulfill urgent needs.

Customers

We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2021.

Customers typically purchase our products when constructing a new facility, which we refer to as "Greenfield projects," or when performing maintenance, repair and operations on a facility's existing heat-traced pipes or upgrading or expanding a current facility, which we refer to collectively as "MRO/UE."

Marketing

Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for MRO/UE. In addition to focused EPC sales, Thermon is actively engaged in commercial strategies to address a diversified mix of customers in our key end markets. Revenue diversification is a key long-term strategic initiative for the business. We believe that we have established our credibility as a reliable provider of high-quality process heating products. In addition, we believe that our registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.

Standards and Certifications

Thermon’s research and development practices ensure our product designs are validated to market requirements and verified to comply with applicable industry standards. We actively participate in the growth and development of the domestic and international electrical standards established in the countries in which we sell products. We continually test our products through a quality control process to demonstrate they can withstand harsh operating environments. They are subjected to various tests, including heat output, thermal stability and long-term aging, with the goal of producing products capable of performing at or beyond the expectations of our customers. All products are further tested and certified for global use by various approval agencies, such as UL, CSA, FM, and ETL, to meet industry leading international standards.

    In order to support the design and development of industrial products rated for operation in potentially hazardous environments, Thermon holds quality system approvals which employ the appropriate oversight requirements. To support the international business, Thermon is audited annually by an Ex Certification Body such as DEKRA, and we hold a Quality Assurance Notification and Quality Assurance Report to IEC/ISO 80079-34. To support the North American business, Thermon is audited quarterly by many nationally recognized test labs including but not limited to UL, CSA, FM, and ETL, to OSHA and Standards Council of Canada requirements. In addition, Thermon also pursues various regional and maritime certifications such as DNV, ABS, EAC, KOSHA and many more. In addition, all of our manufacturing facilities are in certified ISO 9001, which allows us to continue to produce safe, reliable products certified for operating in potentially hazardous environments.

    Over the last three decades, Thermon has made significant investments to actively participate in standardization at the national and international level. We are active in several committees such as the National Electrical Code (NEC), Canadian Electrical Code (CEC), American National Standards Institute (ANSI), National Electrical Equipment Manufacturers Association (NEMA), and the International Electro technical Committee (IEC). We leverage our extensive expertise and knowledge in industrial process heating technology to continually improve the applicable standards of our industry.

Markets

    The major end markets that drive demand for process heating include chemical and petrochemical, up-, mid- and downstream oil and gas, power generation, commercial and rail and transit. We believe there are attractive long-term trends in each of these end markets.

•Chemical and Petrochemical. Process heating is required for temperature maintenance and freeze protection in a variety of chemical processing applications. Factors that may impact process heating demand in chemical and petrochemical end markets include the rapid industrialization of the developing world, a shift in base chemical processing operations to low-cost feedstock regions, a transition of Western chemical processing activities from commodity products to specialty products and environmental compliance.

•Gas. Process heating is in the production and transmission of gas in upstream, midstream, and downstream applications. Gas markets have been resilient over the last twelve months, especially as a feedstock for petrochemical plants, and represent a significant and growing addressable market for our value added solutions. This includes the global and growing market for liquefied natural gas (LNG) compression and regasification facilities.

•Oil. Process heating is used to facilitate the exploration, production, processing, transportation and distribution of oil and oil-based energy products in upstream, midstream, and downstream oil applications. While the demand forecast for oil can be unpredictable, e.g. the COVID impact on transportation fuels, we have a sizable installed base that provides recurring MRO/UE revenue, especially in the downstream refining market.

•Power Generation. Process heating is required for high-temperature product maintenance, freeze protection and environmental regulation compliance in coal and gas facilities and for safety systems in nuclear facilities. An important driver of demand for process heating solutions for power generation is increasing demand for electricity worldwide, with an increasing prevalence of renewable power generation solutions.

•Rail and Transit. Process heating is required to safely clear and heat rail switches, melt snow and ice from platforms, and provide comfort heating and defrosting in rolling stock. With over 1.1 million kilometers of operational railway in the world, rail is still one of the most economical and safe solutions for passengers and products globally.

•Commercial. Process heating is required for hospitals, hospitality/lodging, universities and secondary education, and light industrial facilities to provide freeze protection, temperature regulation, process control, and supporting laboratory environments. The electrification of heating products and removal of combustion-based heating solutions in urban areas drives demand for our products.

•Other. We serve a growing number of other markets where we add value for customers, such as data centers, food and beverage, mineral processing, pharmaceutical, semiconductor facilities and other general industrial activities.

Our ability to provide technology design, such as wireless network controls and design software is an increasing factor in our customers' decision to purchase our products.

Segments

    We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Profitability within our segments is measured by operating income. See Note 19, "Segment Information" for financial data relating to our four reportable geographic segments.

Competition

    The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solution providers with a comprehensive suite of products and services, global capabilities, and industry-leading controls technology, which includes our design software products. Our most significant competitor is the thermal management segment of nVent Electric plc (NYSE: NVT).

    Following the THS acquisition in October 2017, we entered the broader industrial process heating market. The industrial process heating market, which includes industrial heat tracing, tends to be fairly fragmented with several smaller companies serving discrete local markets with limited offerings. Our competitors vary by end-market, but generally we view nVent Electric, NIBE, Watlow and Spirax Sarco as competitors in various areas across the spectrum of end-markets we now serve.

Industrial process heating providers differentiate themselves through value-added services, long-term customer relationship management and the ability to provide a full range of solutions. We differentiate ourselves from local providers by maintaining a global footprint, a full suite of products and services and a track record with some of the largest multinational energy, chemical processing, power and EPC companies in the world. In addition, we are almost entirely dedicated to providing thermal solutions and complementary products and services whereas some of our competitors' thermal solutions operations constitute only one of numerous operating segments.

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

Our research and development activities are focused on identifying new technologies to enhance our industrial process heating solutions and meet the evolving needs of our customers. This maximizes safety and product reliability and reduces the customer's total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current product development initiatives include polymer research and continued advancement of integrated control and monitoring systems. Software development activities include advanced heat tracing network monitoring communication software and engineering design software initiatives.

Resources

Our critical raw materials include polymers, graphite, copper and stainless steel. For most of these materials, we purchase from multiple suppliers in order to avoid any potential disruption of our manufacturing operations. For a small number of raw material items that require specific quality specifications, we have single source supply arrangements. We manage the inherent supply risk through purchase contracts and the maintenance of increased safety stock levels at all times. We evaluate pricing and performance of all suppliers annually. For our low-volume custom-built electronic controller components, we select a single supplier based on past performance reliability and monitor the process closely as volumes are too low to divide this product over multiple suppliers. Approximately 60% of the components we purchase by cost are off-the-shelf items and are readily available from multiple sources. Our purchase specifications are usually based on industry or manufacturer standards. Testing of the raw materials is performed and documented by our suppliers and is reviewed by us at the time of receipt. While our manufacturing locations are predominantly in North America, we operate an “in the region, for the region” strategy to diversify our supplier base, manage costs and hold inventory across our various sites. We employ a screening mechanism for conflict materials as part of our supplier approval and management processes. Use of tin, tungsten, tantalum and gold (3TG) in our purchased components is very minimal. We have established a process to collect and report conflict minerals use in order to meet all regulatory and customer requirements. We use limited amounts of magnesium, graphite and platinum in our processes and these commodities are sourced from multiple suppliers to ensure availability. The quantities we consume of these materials are insignificant compared to the global production and usage.

Government Contracts

We do not have any material portion of our business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the U.S. government's election.

Government Regulation

Due to the international scope of our operations, we are subject to complex United States and foreign laws governing, among others, anti-corruption matters, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws are administered by, among others, the U.S. Department of Justice, the SEC, the Internal Revenue Service, or the "IRS," Customs and Border Protection, the Bureau of Industry and Security, or "BIS," the Office of Antiboycott Compliance, or "OAC," and the Office of Foreign Assets Control, or "OFAC," as well as the counterparts of these agencies in foreign countries. Our policies mandate compliance with these laws. Despite our training and compliance programs, no assurances can be made that we will be found to be operating in full compliance with, or be able to detect every violation of, any such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

In addition, our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites, the emission of greenhouse gases, and workplace health and safety. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our sites are affected by soil and groundwater contamination relating to historical site operations, which could require us to incur expenses to investigate and remediate the contamination in compliance with environmental laws. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. A failure to obtain, maintain, and comply with these permit requirements could result in substantial penalties, including facility shutdowns. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties. Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gasses, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers' premises.

Other than our compliance requirements with environmental regulations, compliance with other government regulations has not had, and based on laws and regulations currently in effect, is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position. See section titled Risk Factors for additional information on government regulation that could impact our business.

Human Capital Management

We believe that our people are one of our most important investments and greatest assets. The success and the growth of our business depend on our ability to attract, develop, incent and retain a diverse population of talented, qualified and highly skilled employees at all levels of our organization, including our executive officers, and across our global workforce. Our culture enables us to achieve our vision to be the world leader in industrial process heating. At the heart of our culture are our core values of Care, Commit and Collaborate.

Our Board of Directors (the "Board") provides important oversight on certain human capital matters. The Human Capital Management and Compensation Committee of the Board maintains oversight over our strategic direction for various people-related business strategies, including our compensation and benefit programs, leadership succession planning, culture, diversity, equity and inclusion, and talent development programs. The Company’s management proactively manages our human capital and cares for our employees in a manner that is consistent with our values.

Employee Health and Safety
We believe nothing is more important than the health, safety, and well-being of our people. We work hard to achieve best in class levels of safety through the application of policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking. We hold regular talks and events on key safety topics, including reporting all injuries, hazards, near-misses, and case management to prevent reoccurrence. We also participate in industry groups, within and outside the manufacturing, construction, and energy sectors, to share safety best practices and collaborate to address safety concerns.

Our Safety Record

Any loss of life or serious injury in the workplace is unacceptable. We did not have any fatal incidents at any of our facilities or job sites in fiscal 2021. We primarily track two key safety indicators in monitoring our safety efforts, total recordable incident rate (“TRIR”) and lost-time incident rate (“LTIR”). Our TRIR decreased from 0.19 in fiscal 2020 to 0.07 in fiscal 2021 and our LTIR decreased from 0.05 in fiscal 2020 to 0.00 in fiscal 2021. We are proud of our superior safety rating in both the manufacturing and construction industries. TRIR & LTIR is defined as the Company’s number of recordable injuries/loss time, respectively, experienced by employees during the fiscal year multiplied by 200,000 divided by the number of man hours worked during the fiscal year.

In addition to TRIR and LTIR, we also measure total near miss and hazard ID reporting as well as case management metrics. These aid in accident prevention, which we believe is critical to incident avoidance and again supports our superior safety rating in the industry.

COVID-19 Response

Throughout fiscal 2021 and during the pandemic, we remained operational in order to support our customers while still supporting and protecting our employees. At the beginning of the COVID-19 pandemic, we immediately mobilized our office employees to a work-from-home environment and ensured that our essential manufacturing and field construction employees were kept safe with proper personal protective equipment ("PPE"). In addition, we deployed new safety policies and guidelines based on recommendations from the World Health Organization, the Centers for Disease Control and Prevention, as well as local health organizations. Our ability to ensure business continuity and employee welfare and safety was the result of the Company’s early planning, and a well-designed enterprise business continuity plan. This plan was led by our Critical Response Team, which is comprised of senior leadership who collaborated with designated site leaders around the globe to implement COVID-19 specific polices and guidelines that addressed the regional requirements of the population. Our COVID-19 related policies and guidelines (which vary by country and region of operation) include, but are not limited to:

a.Time off and pay continuation for immune compromised essential workers in the early weeks of the pandemic
b.Work-from-home policy for office employees
c.Guidelines for appropriate use and application of personal protective equipment
d.Guidelines and recommendations for social distancing and increased hygiene methods; and
e.Contact tracing and quarantine protocols specific to each location.

Workforce Breakdown
On March 31, 2021, we employed approximately 1,083 regular employees, of which 37.2% were located in the U.S. and Latin America, 35.1% in Canada, 13.1% located in Europe, the Middle East, and Africa ("EMEA"), and 14.6% located in Asia-Pacific ("APAC"). Our 12-month rolling voluntary turnover rate as of March 31, 2021 was 12.6% compared to the 2020 manufacturing industry average of 12% according to Aon 2020 Salary Increase and Turnover Study – Second Edition. Approximately 1.1% of our global employees are covered by a collective bargaining agreement. We have not experienced any union-related work stoppages in the past, and we believe that our working relationship with our employees is generally very good.

Diversity, Equity, and Inclusion
We believe in the benefits of an inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire innovative ideas and decisions. We have locations in 15 countries, and our employees operate across cultures, functions, unique languages, and time zones to solve the technical and logistical challenges presented by a worldwide customer base. Our diversity statistics include the following as of March 31, 2021 (based on self-reporting at the date of hire): 25.0% of our employees worldwide identify as females (excludes certain employees in Europe in accordance with the European Union’s General Data Protection Regulation); 21.8% of our employees in the United States identify as female; and 31.8% of our employees in the United States identify as a racial or ethnic minority.

In fiscal year 2021, we launched several initiatives to foster diversity in our organization. These initiatives include: (i) launching of a new global job posting platform that allows us to source a wider pool of candidates, (ii) updating master service agreements with external recruiting partners and temporary agencies in the United States to include specific service level agreements to source more diverse slates of talent for positions these partners and agencies are tasked to fill, and (iii) targeting diversity in our university recruiting for our U.S. new hire graduate program for sales engineers which resulted in over half of recent hires coming from diverse groups in fiscal 2021.

We know we have more to do when it comes to increasing the representation of historically underrepresented groups within our global workforce, and we are taking action to ensure Thermon is an employer of choice for diverse candidates.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our employees and to attract and retain talent. In addition to salaries, these programs (which vary by country and region) include annual bonuses for all regular full and part time employees globally, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, flexible work schedules, employee assistance programs, tuition assistance, and scholarship programs for children and grandchildren of employees.

Reward decisions are informed by the annual performance evaluation process which includes an assessment of both Thermon’s values demonstrated by the employee and the delivery of employee-specific goals. In addition to our broad-based programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of key personnel, particularly those with critical domain expertise necessary to deliver on the long-term strategic initiatives of the Company.

Seasonality

For information on seasonality, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality," which is hereby incorporated by reference into this Item 1.

ITEM 1A. Risk Factors

The following risk factors address the material risks concerning our business. If any of the risks discussed in this annual report were to occur, our business, prospects, financial condition, results of operations and our ability to service our debt could be materially and adversely affected and the trading price of our common stock could decline significantly. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled "Forward-Looking Statements."

Risks Related to Our Business and Industry

Macroeconomic and Industry Risks

The outbreak of a global pandemic, including the current pandemic caused by the novel strain of coronavirus (COVID-19), and the measures taken in response thereto could have an adverse effect on our business, results of operations and financial condition.

Our business, financial condition, results of operations and cash flows may be adversely affected if a global pandemic, including the COVID-19 pandemic, interferes with the ability of our employees, vendors and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 coronavirus pandemic has caused significant volatility in the global economy. Public health problems resulting from COVID-19 and safety measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general slowdown in the global economy, adversely impact the businesses of our customers, suppliers and distribution partners, and disrupt our operations. For example, precautionary measures instituted by government authorities and sanitization procedures adopted to protect our employees in response to the COVID-19 pandemic have required us to temporarily suspend operations at certain of our manufacturing facilities.

Changes in our operations around the world in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including delays in sales and product development efforts, delays to our strategic plans, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. In addition, changes in the operations of our suppliers in response to COVID-19 may also result in disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability. Finally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home, potentially requiring new processes, procedures, and controls.

A prolonged economic downturn due to the COVID-19 pandemic could result in reduced demand for our products and services. The severity and longevity of the COVID-19 pandemic may cause customers to suspend their decisions on using our products and/or services and give rise to significant changes in regional and global economic conditions that could delay or interfere with the capital spending of our customers. While the full extent and continued impact of the pandemic and the efficacy and availability of vaccines cannot be reasonably estimated at this time, it could have a material impact on our consolidated business, results of operations and financial condition in our fiscal year ending March 31, 2022 and beyond. The COVID-19 pandemic could also have the effect of heightening other risks described elsewhere in these Risk Factors.

The markets we serve are subject to general economic conditions and cyclical demand, which could harm our business and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.

Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which our customers and end-users operate. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Prolonged periods of little or no economic growth could decrease demand for oil and gas which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance.

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

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices, which can be volatile. In recent years, we have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in the United States and Canada. The impact on oil and gas commodity markets has further been impacted by the reduction in demand caused by the public safety measures instituted by governments and businesses to mitigate the spread of COVID-19. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or demand for oil and gas products, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could also have a significant negative impact on the market price of our common stock.

As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability, cash flows, or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have an adverse effect on our business and financial condition.

For fiscal 2021, approximately 65% of our revenues were generated outside of the United States, and approximately 33% were generated outside of North America. One of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world; however, we may be unsuccessful in expanding our international business.

Conducting business outside the U.S. subjects us to additional risks that may impact our revenues, profitability or cash flows or increase our liabilities, including the following:

•changes in a specific country's or region's political, social or economic conditions, particularly in emerging markets;
•changes in trade relations between the United States and those foreign countries in which our customers and suppliers operate, including protectionist measures such as tariffs, import or export licensing requirements and trade sanctions;
•restrictions on our ability to own or operate subsidiaries in, expand in and, if necessary, repatriate cash from, foreign jurisdictions;
•exchange controls and currency restrictions;
•the burden of complying with numerous and potentially conflicting legal requirements;
•potentially negative consequences from changes in U.S. and foreign tax laws;
•difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;
•different regulatory regimes controlling the protection of our intellectual property;
•difficulty in the enforcement of contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts; and
•transportation delays or interruptions.

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

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2021 was $114.2 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control and difficult to forecast. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.

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

We have substantial indebtedness. At March 31, 2021, we had $148.5 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to (i) take any of these actions or that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; (ii) obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (iii) make strategic acquisitions or investments or enter into alliances; (iv) withstand a future downturn in our business or the economy in general; (v) engage in business activities, including future opportunities, that may be in our interest; and (vi) plan for or react to market conditions or otherwise execute our business strategies.

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

In addition, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness, which may impact our ability to meet our debt service obligations.

Additional liabilities related to taxes, potential tax adjustments or changes to tax policy in foreign jurisdictions could adversely impact our financial results, financial condition and cash flows.

We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing laws of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken, and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes, as they have done from time to time. Some of these assessments may be substantial, and may involve the imposition of substantial penalties and interest. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. The resolutions of our tax positions are unpredictable. The payment of substantial additional taxes, penalties or interest resulting from any assessments could adversely impact our results of operations, financial condition and cash flows.

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

We operate in domestic and international markets and compete with highly competitive domestic and international manufacturers and service providers. The fragmented nature of the industrial heat tracing industry and the similarly fragmented nature of the industrial process heating industry makes the market for our products and services highly competitive. A number of our direct and indirect competitors are major multinational corporations, some of which have substantially greater technical, financial and marketing resources, and additional competitors may enter these markets at any time. In addition, we compete against many regional and lower-cost manufacturers. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, adapt more quickly than we do to new technologies or evolving customer requirements, or attempt to compete based primarily on price, localized expertise and local relationships. If we are unable to continue to differentiate our products and services or if we experience an increase in competition, it may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in a reduction in our revenues and results of operations.

Our gross margins depend, in part, on our revenue mix. Although Greenfield project revenues, which provide for an ongoing stream of future high-margin MRO/UE revenues, are critical to our success and growth, increased Greenfield project revenues can adversely affect our gross margin.

Typically, both Greenfield and MRO/UE customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, during fiscal year ended March 31, 2021, Greenfield revenue accounted for approximately 35% of our total revenue. Although Greenfield project revenues, which provide for an ongoing stream of future high-margin MRO/UE revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin Greenfield project revenues relative to historical levels could adversely affect our gross margins and results of operations.

Our business strategy includes growth and product diversification through strategic acquisitions. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our results of operations.

Acquisitions and investments may involve cash expenditures, debt incurrence, operating losses and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous other risks, including:

•diversion of management time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business;
•difficulties in realization of expected synergies and revenue creation or cross-selling opportunities;
•potential loss of key employees, key contractual relationships or key customers of acquired companies or of us; and
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

We have limited experience in acquiring or integrating other businesses or making investments or undertaking joint ventures with others. It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. It may also be difficult for us to identify suitable acquisition candidates, which may inhibit our growth rate. Any acquisitions or investments may ultimately harm our business or financial condition if they are unsuccessful and any acquisitions or investments ultimately result in impairment charges.

We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, including certain casualty, property and business interruption programs, these policies contain deductibles, self-insured retentions and limits of coverage. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates or may be faced with liabilities not covered by insurance, such as, but not limited to, environmental contamination or terrorist attacks. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, that are subject to deductibles or that exceed our estimated accruals or our insurance policy limits, which could adversely impact our business and results of operations.

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

Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2021 and 2020, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $1.7 million and $5.0 million, respectively. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthen relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.

Because our consolidated financial results are reported in U.S. Dollars and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. Fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In addition, the net asset values of foreign operations are adjusted upward and downward based on currency exchange rate fluctuations and are reported in our foreign currency translation adjustment as part of other comprehensive income in our consolidated statements of operations and comprehensive income/(loss).

We have significant goodwill and other intangible assets and future impairment of our goodwill and other intangible assets could have a material negative impact on our financial results.

    We test goodwill and indefinite-life intangible assets for impairment on an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2021, our goodwill and other intangible assets balance was $316.8 million, which represented 51% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

If we lose our senior management or other key employees or cannot successfully execute succession plans, our business may be adversely affected.

Competition for qualified management and key technical and sales personnel in our industry is intense. Our ability to successfully operate and grow our global business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. If we lose the services of our senior management or other key employees for any reason and are unable to timely find and secure qualified replacements with comparable experience in the industry, our business could be negatively affected.

We rely heavily on trade secrets to gain a competitive advantage in the market and the unenforceability of our nondisclosure agreements may adversely affect our operations.

The heat tracing industry is highly competitive and subject to the introduction of innovative techniques and services using new technologies. We rely significantly on maintaining the confidentiality of our trade secrets and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. If the provisions of these agreements are found unenforceable in any jurisdiction in which we operate, the disclosure of our proprietary information may place us at a competitive disadvantage. Even where the provisions are enforceable, the confidentiality clauses may not provide adequate protection of our trade secrets and proprietary information in every such jurisdiction and our trade secrets and proprietary information could be compromised as a result.

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

    As a company we store company, customer, employee and business partner information, which may include, among other information, trade secrets, names, addresses, phone numbers, email addresses, tax identification numbers, payment account information and customer facility information. We could be subject to sophisticated and targeted attacks attempting to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including via the introduction of computer viruses or malware and cyber-attacks. These attacks are constantly evolving in nature, increasing the efforts and controls required to prevent, detect and defend against them. We require user names and passwords as well as multi-factor authentication ("MFA") in order to access our information technology systems. These security measures are subject to potential third-party security breaches, employee error, malfeasance and faulty password management, among other limitations. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. We may not be able to anticipate, detect or recognize threats to our system or to implement effective preventive measures against all security breaches. If we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could, among other things:

•risk exposing our confidential manufacturing processes and other trade secreted information that may lead to new and increased entrants and competitors in our business or cause other damage to the business;
•expose our customers' facilities and projects to increased safety and security risk;
•materially damage business partner and customer relationships;
•impact our reputation in the markets in which we compete for business;
•adversely impact our financial results and expose us to potential risk of loss or litigation; and/or
•require us to incur substantial costs or require us to change our business practices.

A material disruption at any of our manufacturing facilities could adversely affect our financial performance and results of operations.

If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, pandemics, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and meet customer demand for our products, which could adversely affect our financial performance and results of operations. For example, our marketing and research & development buildings, located on the same campus as our former corporate headquarters and primary manufacturing facility in San Marcos, Texas, were destroyed by a tornado in January 2007. In addition, precautionary measures instituted by government authorities in certain markets and sanitization procedures adopted to protect our employees in response to the COVID-19 pandemic have required us to temporarily suspend operations at certain of our manufacturing facilities.

    Interruptions in production, in particular at our manufacturing facilities in the United States or Canada, at which we manufacture the majority of our products, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance and results of operations.

Our dependence on subcontractors and third-party suppliers could adversely affect our results of operations.

We often rely on third-party subcontractors, suppliers and manufacturers to produce our products and complete our projects. To the extent we cannot engage subcontractors or acquire supplies or raw materials from third parties, our ability to produce our products or complete our projects in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price or, if unavailable, limit the availability of products critical to our operations. Such shortages or disruptions could be caused by factors beyond the control of our subcontractors, our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution, disruptions in third party logistics or transportation systems or the inability of our subcontractors or suppliers to obtain credit. This may reduce the profit we realize or result in a loss on a project for which the services or materials were needed or, if the product is unavailable, prevent us from accepting orders.

We may lose money on fixed-price contracts, and we are exposed to liquidated damages charges and warranty claims in many of our customer contracts.

We often agree to provide products and services under fixed-price contracts, including our turnkey solutions. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based. This may occur for various reasons, including errors in estimates or bidding, changes in availability and cost of labor and raw materials and unforeseen technical and logistical challenges, including with managing our geographically widespread operations and use of third party subcontractors, suppliers and manufacturers in many countries. These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our project revenue and operating results. In addition, many of our customer contracts, including fixed-price contracts, contain liquidated damages and warranty provisions for which we are responsible in the event that we fail to perform our obligations thereunder in a timely manner or our products or services fail to perform, in accordance with the agreed terms, conditions and standards.

We extend credit to customers in conjunction with our performance under fixed-price contracts which subjects us to potential credit risks.

We typically agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. Our payment arrangements subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers' revenues or cash flows. These credit risks may be exacerbated by the effects of the global pandemic. If we are unable to collect amounts owed to us, or retain amounts paid to us, our cash flows would be reduced, and we could experience losses if those amounts exceed current allowances. Any of these factors could adversely impact our business and results of operations.

We may not achieve some or all of the expected benefits of our operational initiatives.

In order to align our operational resources with our business strategies, operate more efficiently and control costs, we may periodically announce plans to restructure certain of our operations, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. We may also undertake restructuring actions and workforce reductions. For example, during fiscal 2021, we enacted certain restructuring initiatives to align our current cost structure with the present decline in demand for our products and services primarily due to COVID-19 and supply/demand fluctuations in commodity prices. Refer to Item 8, Financial Statements and Supplementary Data for more discussion. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. If these risks materialize, we may not realize all or any of the anticipated benefits of such restructuring plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.

From time to time we may decide to enter new markets, build or lease additional facilities, expand our existing facilities, relocate or consolidate one or more of our operations or exit a facility we may own or lease. Increased costs and production delays arising from the staffing, relocation, sublease, expansion or consolidation of our facilities could adversely affect our business and results of operations.

Legal and Regulatory Risks

Due to the nature of our business, we may be liable for damages based on product liability claims. We are also exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services.

We face a risk of exposure to legal claims and costs of litigation in the event that the failure, use or misuse of our products results in, or is alleged to result in, death, bodily injury, property damage or economic loss. Although we maintain quality controls and procedures, we cannot be sure that our products will be free from defects. If any of our products prove to be defective, we may be required to replace the product. In addition, we may be required to recall or redesign such products, which could result in significant unexpected costs. Some of our products contain components manufactured by third parties, which may also have defects. In addition, if we are installing our products, we may be subject to claims that our installation has caused damage or loss. Our products are often installed in our customers' or end-users' complex and capital intensive facilities involved in inherently hazardous or dangerous industries, including energy, chemical processing and power generation, where the potential liability from risk of loss could be substantial. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any potential liabilities. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be insufficient to cover claims made against us. In the event that we do not have adequate insurance or contractual indemnification, product liabilities and other claims could have a material adverse effect on our business, financial condition or results of operations.

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

The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Because many of our customers, sales channels and end-users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. Our internal policies mandate compliance with these anti-corruption laws. However, we operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in adverse effects on our reputation, business, results of operations or financial condition.

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

Changes in government administrative policy, including changes to existing trade agreements and government sanctions, could have a material adverse effect on us.

As a result of changes to government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S., Canada or the European Union, particularly tariffs on products manufactured in China and Mexico, among other possible changes. Changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards U.S. companies as a result of such changes, could have an adverse effect on our business, financial condition, results of operations and cash flows.

Currency fluctuations and the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

    We derived approximately 8%, 4% and 3% of our revenue from our subsidiary incorporated in Russia in the fiscal years ended March 31, 2021, 2020 and 2019, respectively. The escalation of geopolitical instability in Russia and Ukraine as well as currency fluctuations in the Russian Ruble could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government has imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, and operations could be adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results.

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

Governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of greenhouse gases. Lawmakers and regulators in the jurisdictions where we operate have proposed or enacted regulations requiring reporting of greenhouse gas emissions and the restriction thereof, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015 and the Katowice climate conference in December 2018. Laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy have also been enacted in certain jurisdictions. Additionally, numerous large cities globally and several countries have adopted programs to mandate or incentivize the conversion from internal combustion engine powered vehicles to electric-powered vehicles and placed restrictions on non-public transportation. Such policies or other laws, regulations, treaties and international agreements related to greenhouse gases and climate change may negatively impact the price of oil relative to other energy sources, reduce demand for hydrocarbons, or otherwise unfavorably impact our customers in the oil and gas, power generation and petrochemical industries. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations or impacted by the change in energy prices due to such laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations or that the deterioration of customers’ financial results as a result of changing energy prices could impact our customers’ ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These laws and regulations could also increase costs associated with our operations, including costs for raw materials and transportation. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and trade-offs that inevitably occur in connection with such processes.

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

    Our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future. You should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or the price of our common stock. Factors that might cause our operating results to vary from quarter to quarter include, but are not limited to:

•general economic conditions and cyclicality in the end markets we serve;
•the effects of the ongoing COVID-19 pandemic or other global pandemics or catastrophes;
•future growth of energy and chemical processing capital investments;

•a material disruption at any of our manufacturing facilities;
•delays in our customers' projects for which our products are a component;
•the timing of completion of large Greenfield projects;
•costs associated with regulatory compliance;
•competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; and
•the seasonality of demand for MRO/UE orders, which is typically highest during the second and third fiscal quarters.

    If our results of operations from quarter to quarter fail to meet the expectations of securities analysts and investors, the price of our common stock could be negatively impacted.

The market price of our common stock may fluctuate significantly, and this may make it difficult for holders to resell our common stock when they want or at prices that they find attractive.

    The price of our common stock on the NYSE constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

•quarterly fluctuations in our operating results;
•changes in investors' and analysts' perception of the business risks and conditions of our business or our competitors;
•our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;
•unfavorable commentary or downgrades of our stock by equity research analysts;
•the emergence of new sales channels in which we are unable to compete effectively;
•disruption to our operations;
•fluctuations in the stock prices of our peer companies or in stock markets in general; and
•general economic or political conditions, including the effects of the COVID-19 pandemic.

In addition, in recent years, global equity markets have experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results and cash flows.

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

Our second amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, or discouraging, an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•authorizing our board of directors, without further action by the stockholders, to issue blank check preferred stock;
•limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•authorizing our board of directors, without stockholder approval, to amend our amended and restated bylaws;
•limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on our board of directors to our board of directors then in office; and
•subject to certain exceptions, limiting our ability to engage in certain business combinations with an "interested stockholder" for a three-year period following the time that the stockholder became an interested stockholder.

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

Our principal manufacturing and warehousing operations are located at our San Marcos, Texas facilities. We own our principal manufacturing and warehousing facilities, and lease one ancillary manufacturing facility in San Marcos, Texas. All of our reportable segments utilize our San Marcos, Texas facilities. In addition, we have offices and/or manufacturing locations in Canada, the Netherlands, France, United Kingdom, Germany, Russia, Mexico, China, Korea, Japan, India, Australia, Malaysia, and Bahrain. All of our manufacturing facilities are registered to International Organization for Standardization (ISO) 9001 quality standards. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, see Note 15, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the NYSE under the symbol "THR." On May 26, 2021, the closing sale price of our common stock, as reported by the NYSE, was $19.52. As of May 26, 2021, there were approximately 14 holders of our common stock of record.

Stock Performance

    The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, and (ii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. The plotted points in the line graph are based on the closing price on the last trading date of the fiscal year. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2016 (the last day of fiscal 2016), and assumes the reinvestment of dividends, as applicable. The stock price performance shown below is not necessarily indicative of future price performance.

250
200
150
100
50
0
Index Value ($)
03/31/2016
03/31/17
03/31/18
03/31/19
03/31/20
03/31/21
Period Ended
Thermon Group Holdings, Inc. (THR)
iShares Russell 2000 index (IWM)
S&P SmallCap 600 Energy

	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019	March 31, 2020	March 31, 2021
Thermon Group Holdings, Inc.	$100.00	$118.68	$127.62	$139.58	$85.82	$110.99
iShares Russell 2000 Index	$100.00	$126.42	$141.36	$144.33	$109.88	$214.06
S&P 600 SmallCap 600 Energy	$100.00	$123.54	$94.80	$73.68	$14.93	$43.55

    The information in this "Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Dividend Policy

Since the completion of the CHS Transactions on April 30, 2010, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. We also use our cash to make unscheduled principal repayments on our debt over and above the required amounts.

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
Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information." See also Note 16, "Stock-Based Compensation Expense" to our consolidated financial statements included elsewhere in this annual report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Discussion was omitted pursuant to SEC Release 33-10890. Please refer to past filings on our website or sec.gov for relevant historical financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, Item 6, "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this annual report. The discussions in this section contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in Item 1A, "Risk Factors." Actual results could differ materially from those discussed below. Please refer to the section entitled "Forward-Looking Statements."

Overview

For a complete overview of our business, please refer to Item 1. "Business" disclosed within this document.

Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services, portable power solutions and software. Additionally, THS offers a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. While our petroleum customers represent an important portion of our business, we have been successful broadening our customer base by earning business from numerous other industries, including chemical processing, power generation, transportation, food and beverage, commercial, pharmaceutical, and mineral processing.

Demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenue by customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenue by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to interpreting our overall results of operations. THS has been excluded from the Greenfield and MRO/UE calculations. Most of THS's revenue would be classified as MRO/UE under these definitions.

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2021 was $114.2 million as compared to $105.4 million at March 31, 2020. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Operating expenses. Our marketing, general, administrative, and engineering expenses are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses and other costs related to research and development, insurance, professional fees, the global integrated business information system, provisions for bad debts and warranty expense.

Key drivers affecting our results of operations. Our results of operations and financial condition are affected by numerous factors, including those described above under Item 1A, "Risk Factors" and elsewhere in this annual report and those described below:

    Timing of Greenfield projects. Our results of operations in recent years have been impacted by the various construction phases of large Greenfield projects. On very large projects, we are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest Greenfield projects may generate revenue for more than one year. In the early stages of a Greenfield project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers. Therefore, we typically provide a mix of products and services during each phase of a Greenfield project, and our margins fluctuate accordingly.

    Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end-users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and especially large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), historically have been a substantial source of revenue growth, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

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

We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,*
	2021	2020	2019
Greenfield	35%	40%	49%
MRO/UE	65%	60%	51%

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

    Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenue. For fiscal 2021, MRO/UE sales comprised approximately 65% of our consolidated revenues (excluding THS).

    Seasonality of MRO/UE revenues. MRO/UE revenues for the heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season. However, revenues from Greenfield projects are not seasonal and depend on the capital spending environment and project timing.

Recent Developments - COVID-19 Pandemic. The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. See part Item 1A, "Risk Factors" above, for further discussion. The Company has taken the following precautionary measures in light of current macroeconomic uncertainty resulting from the COVID-19 pandemic:

•Reduced discretionary spending across the organization by approximately $6.3 million in the fiscal year ending March 31, 2021 by curtailing consulting fees and travel expenses and consolidating our global operating footprint;
•Decreased payroll expense, including temporarily decreasing salaries for certain officers and implementing a reduction in force initiative that reduced ongoing personnel cost by approximately $15.9 million in the fiscal year ending March 31, 2021;
•Reduced capital expenditures in the fiscal year ending March 31, 2021 to approximately $8.1 million, which includes approximately $1.0 million year over year increase in strategic spending on our Thermon Power Solutions (“TPS”) product line (based on market demand), a reduction of approximately $2.8 million as compared to fiscal 2020; and
•Reduced manufacturing expense across the organization by approximately $1.8 million in the fiscal year ending March 31, 2021 by consolidating our manufacturing footprint.

Results of Operations
The following table sets forth data from our statements of operations for the periods indicated.

	Fiscal Year Ended March 31,
	2021		2020		2019
	(dollars in thousands)
Consolidated Statements of Operations Data:
Sales	$276,181	100%	$383,486	100%	$412,642	100%
Cost of sales	158,938	58	221,848	58	236,702	57
Gross profit	$117,243	42%	$161,638	42%	$175,940	43%
Operating Expenses:
Marketing, general, administrative, and engineering	91,398	33	111,202	29	106,660	26
Amortization of intangible assets	9,445	3	17,773	5	20,771	5
Restructuring and other charges/(income)	8,623	3	—	—	—	—
Income from operations	$7,777	3%	$32,663	9%	$48,509	12%
Interest income	76	—	252	—	238	—
Interest expense	(10,261)	(4)	(14,279)	(4)	(15,714)	(4)
Other income/(expense)	2,135	1	(1,558)	—	109	—
Income/(expense) before provision for income taxes	$(273)	—%	$17,078	4%	$33,142	8%
Income tax expense/(benefit)	(1,438)	(1)	5,142	1	9,973	2
Net income/(loss)	$1,165	—%	$11,936	3%	$23,169	6%
Income/(loss) attributable to non-controlling interest(1)	—	—	(2)	—	413	—
Net income/(loss) available to Thermon Group Holdings, Inc.	$1,165	—%	$11,938	3%	$22,756	6%

(1) Represents income attributable to the non-controlling equity interest in the Thermon Power Solutions ("TPS") business that was retained by sellers in the TPS transaction. Between July 20, 2018 and August 1, 2019, income attributable to non-controlling equity interest represented 12.5%. Subsequent to August 1, 2019, income attributable to non-controlling equity interest represents 0%. See Note 12. "Related Party Transactions" to our consolidated financial statements included in Item 8 of this annual report for further discussion.

Year Ended March 31, 2021 ("fiscal 2021") Compared to the Year Ended March 31, 2020 ("fiscal 2020")

Revenue. Revenue for fiscal 2021 was $276.2 million, compared to $383.5 million for fiscal 2020, a decrease of $107.3 million, or 28%. Our sales mix (excluding THS) in fiscal 2021 was 35% Greenfield and 65% MRO/UE, as compared to 40% Greenfield and 60% MRO/UE in fiscal 2020. Greenfield revenue is historically at or near 40% of our total revenue.
In fiscal 2021 as compared to fiscal 2020, US-LAM reportable segment revenue decreased $60.0 million or 38.6%, Canada revenue decreased $37.5 million or 29.2%, APAC revenue decreased $10.2 million or 22.2%, and EMEA revenue increased $0.5 million or 0.9%. The decreases in our US-LAM, Canada, and APAC segments were primarily related to a decline in demand for our products and services in both Greenfield and MRO/UE business activity as a result of the COVID-19 driven economic downturn. Decreases in EMEA's segment revenue related to the COVID-19 driven economic downturn were more than offset by an increase in over time, project-related revenue within the region.

Gross profit and margin. Gross profit totaled $117.2 million in fiscal 2021, compared to $161.6 million in fiscal 2020, a decrease of $44.4 million, or 27%. Gross margins were 42.5% and 42.1% in fiscal 2021 and fiscal 2020, respectively. The lower gross profit in fiscal 2021 is primarily attributable to lower overall sales in connection with the depressed market conditions due to COVID-19. Although lower sales produced a lower gross profit in fiscal 2021, our margin percentage increased due to a greater mix of MRO/UE business relative to Greenfield plus overall cost reduction efforts described above and operational efficiencies in fiscal 2021. Additionally, the Canadian Emergency Wage Subsidy, through which we received subsidies with respect to our Canadian manufacturing operations, positively impacted our margins by $4.7 million in fiscal 2021. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements for more information on the Canadian Emergency Wage Subsidy.

Marketing, general, administrative, and engineering. Marketing, general, administrative and engineering costs were $91.4 million in fiscal 2021, compared to $111.2 million in fiscal 2020, a decrease of $19.8 million, or 17.8%. As a percentage of total revenue, marketing, general, administrative, and engineering costs were 33.1% and 29.0% in fiscal 2021 and fiscal 2020, respectively. The decrease in fiscal 2021 marketing, general, administrative, and engineering costs is attributable to intentional decreases in response to the COVID-19 pandemic. Specifically, we undertook a reduction in force initiative to reduce costs throughout fiscal 2021. At this time, we believe we are substantially complete with the reduction in force cost measures. In addition, our Marketing, general, administrative and engineering costs were positively impacted by the Canadian Emergency Wage Subsidy in the amount of $2.2 million, through which we received government subsidies with respect to our Canadian manufacturing operations. These favorable costs reductions were partly offset by $0.7 million related to a specific customer past due account and an increase in compensation costs associated with the Company’s non-qualified deferred compensation plan. To note, these specific compensation plan costs are fully offset in other income/(expense) where the Company experienced market gains of $1.6 million on the related investment assets.

Amortization of intangible assets. Amortization of intangible assets was $9.4 million in fiscal 2021 and $17.8 million in fiscal 2020. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during fiscal 2020.

Restructuring and other charges/(income). Restructuring and other charges/(income) was $8.6 million in fiscal 2021. Refer to Note 14. "Restructuring and other charges/(income)" for further discussion. These charges were not present in the prior fiscal year.

Interest expense, net. Interest expense, net totaled $10.2 million in fiscal 2021, compared to $14.0 million in fiscal 2020, a decrease of $3.8 million. The decrease in interest expense is due to substantial principal prepayments during fiscal 2021 on both the revolving credit facility and the term loan B credit facility (see Note 11, "Long-Term Debt," to our consolidated financial statements included below in Item 8 of this annual report for further discussion). We paid a total of $25 million of principal above and in advance of our contractual obligation.
Other income/(expense). Other income was $2.1 million in fiscal 2021, compared to other expense of $1.6 million in fiscal 2020, a comparative decrease of expense of $3.7 million. The decrease in other expense primarily relates to transactional foreign exchange gains as well as market-related gains on underlying investments associated with our deferred compensation plan for certain high-level employees. The gains were partially offset by related compensation expense, included in Marketing, general, administrative and engineering costs as discussed above.

Income taxes. Income tax (benefit) was $(1.4) million in fiscal 2021, on pre-tax net loss of $(0.3) million compared to income tax expense of $5.1 million in fiscal 2020 on pre-tax net income of $17.1 million, a decrease of $6.5 million. The income tax (benefit) in the current period was primarily due to a pre-tax loss and the impact from the U.S. (global intangible low-taxed income) or "GILTI Tax". During fiscal 2021, tax law changes provided a $1.9 million recovery of previously incurred GILTI Tax expense.
See Note 18, “Income Taxes,” to our audited consolidated financial statements included elsewhere in this annual report, for further detail on income taxes.

Net income/(loss) available to Thermon Group Holdings, Inc. Net income available to the Company, after non-controlling interest, was $1.2 million in fiscal 2021 as compared to income of $11.9 million in fiscal 2020, a decrease of $10.7 million or 89.9%. The decrease in fiscal 2021 net income is primarily due to lower revenue, lower gross profit as a result, and restructuring and other charges/(income), as described above.

Year Ended March 31, 2020 ("fiscal 2020") Compared to the Year Ended March 31, 2019 ("fiscal 2019")

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020 for a discussion of the results of operations in fiscal 2020 as compared to fiscal 2019.

Contingencies

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2021, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
    For information on legal proceedings, see Note 15, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 7.

    To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2021, we had in place standby letters of credit, bank guarantees and performance bonds totaling $10.0 million to back our various customer contracts. Our Indian subsidiary also has $4.9 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions. In October 2017, we entered into a new credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. At March 31, 2021, outstanding principal under the term loan B facility was $148.5 million and we had no outstanding borrowings under our revolving credit facility.

Cash and cash equivalents. At March 31, 2021, we had $40.1 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $10.0 million, or 25%, of these amounts were held in domestic accounts with various institutions and approximately $30.1 million, or 75%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. See Note 11, “Long-Term Debt—Senior Secured Credit Facility” to our consolidated financial statements and accompanying notes thereto included in Item 8 of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 7 . At March 31, 2021, we had no outstanding borrowings under our revolving credit facility and $56.7 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $3.3 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments, despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of March 31, 2021, we had $148.5 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $139.8 million due at maturity of the term loan in October 2024. During the fiscal year ended March 31, 2021, we made voluntary debt prepayments of principal on the term loan B facility of $25.0 million. From time to time, we may choose to make unscheduled and additional prepayments of principal on the term loan B based on available cash flows.
    Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly owned domestic material subsidiaries (the “U.S. Subsidiary Guarantors”), subject to certain exceptions. Obligations of the Company under the revolving credit facility are guaranteed by the Company and the U.S. Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the “Canadian Borrower”) under the revolving credit facility are guaranteed by the Company, Thermon Holding Corp. (the “U.S. Borrower”), the U.S. Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan and the obligations of the U.S. Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the U.S. Subsidiary Guarantors, including 100% of the capital stock of the U.S. Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the U.S. Borrower and the U.S. Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the U.S. Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.

    Financial covenants.  The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio of 3.75:1.0 as measured on the last day of any fiscal quarter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of March 31, 2021, we were in compliance with all financial covenants of the credit facility.

    Restrictive covenants. The credit agreement governing our credit facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness; grant liens; make fundamental changes; sell assets; make restricted payments including cash dividends to shareholders; enter into sales and leaseback transactions; make investments; prepay certain indebtedness; enter into certain transactions with affiliates; and enter into restrictive agreements.

    Repatriation considerations. Given the significant changes and potential opportunities under the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) to repatriate cash tax free, we have reevaluated our current indefinite assertions. Beginning with fiscal 2018, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes. These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions. Any changes made by foreign jurisdictions to their respective withholding rates could impact future tax expense and cash flow.

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

In fiscal 2021, we invested $8.1 million in capital expenditures. TPS purchased $4.6 million in property, plant and equipment, primarily related to leased equipment. We invested $3.1 million in our US-LAM segment primarily related to building improvements, leased equipment, and further investments in technology, furniture and fixture replacements, and capital maintenance.

Year Ended March 31, 2021 ("fiscal 2021") Compared to the Year Ended March 31, 2020 ("fiscal 2020")

Net cash provided by operating activities totaled $30.3 million for fiscal 2021 compared to $70.7 million for fiscal 2020, a decrease of $40.4 million. The decrease was primarily attributable to a $19.7 million decrease in cash provided by working capital accounts, a decrease of $10.8 million in net income, and $9.9 million decrease in cash provided from non-cash reconciling items.
    Our working capital assets in accounts receivable, inventory, contract assets, and other current assets represented a source of cash of $17.6 million and $20.2 million in fiscal 2021 and fiscal 2020 respectively, a decrease in the source of cash of $2.6 million in fiscal 2021. During fiscal 2021, as compared to fiscal 2020 accounts receivable decreased on lower sales volume, representing a source of cash of $22.9 million and a source of cash of $9.4 million, respectively. Contract assets represented a use of cash of $2.7 million and a source of cash of $12.2 million in fiscal 2021 and fiscal 2020, respectively, which is primarily attributed to timing of billings on our projects. In fiscal 2021, our inventory balance increased slightly as compared to fiscal 2020 due to lower inventory turnover, representing a use of cash of $0.5 million for fiscal 2021 and a source of cash of $1.4 million in fiscal 2020.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $6.3 million and source of cash of $3.1 million in fiscal 2021 and fiscal 2020, respectively, a total decrease of $9.4 million. The increase in the use of cash in fiscal 2021 is primarily due to decreased overall activity as well as the timing of vendor payments. Changes in our income taxes payable and receivable balances represented a use of cash of $6.8 million in fiscal 2021 and a source of cash of $0.9 million in fiscal 2020.

Net cash used in investing activities totaled $7.8 million for fiscal 2021 compared to $10.0 million for fiscal 2020, a decrease of $2.2 million in the use of cash. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business; it also includes purchases and sales of equipment in our rental business. Capital expenditures in fiscal 2021 were curtailed due to our response to the economic downturn associated with the COVID-19 pandemic.

Net cash used in financing activities totaled $28.2 million in fiscal 2021, compared to $46.5 million for fiscal 2020, a comparative decrease of $18.3 million cash used in financing activities which is primarily attributable to increased principal prepayments on our credit facilities during fiscal 2020 as compared to fiscal 2021. Cash proceeds in financing activities are primarily short-term borrowings, and cash used in financing activities are from contractual and voluntary principal payments on our outstanding long-term debt.

Year Ended March 31, 2020 ("fiscal 2020") Compared to the Year Ended March 31, 2019 ("fiscal 2019")

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020 for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2020 as compared to fiscal 2019.

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

Seasonality

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those customers in the oil and gas, refining, chemical processing and transportation markets. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. In addition, quarterly revenues for the heat tracing business are impacted by the level and timing of large Greenfield projects that may be occurring at any given time. Our operating expenses remain relatively consistent with some variability related to overall headcount of the Company.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Our most significant financial statement estimates include revenue recognition, estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories, valuation of long-lived assets, goodwill, and other intangible assets, accounting for income taxes, loss contingencies, and stock-based compensation expense.

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

The major end markets that drive demand for process heating include chemical and petrochemical, up-, mid- and downstream oil and gas, power generation, commercial, and rail and transit. From time to time, the Company has experienced significant credit losses with respect to individual customers; however, historically, these credit losses have been isolated to specific customers rather than across an industry and have been infrequent. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $2.1 million and $0.8 million as of March 31, 2021 and 2020, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Net realizable value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $1.8 million and $2.0 million at March 31, 2021 and 2020, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.

Significant judgments and estimates must be made and used in connection with establishing these allowances. If our assumptions used to calculate these allowances do not agree with our future ability to collect outstanding receivables, or the actual demand for our inventory, additional provisions may be needed and our future results of operations could be adversely affected.

Valuation of long-lived, goodwill and other intangible assets. We conduct a required annual review of goodwill for potential impairment in the fourth quarter, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments: US-LAM, Canada, EMEA, and APAC. We have the option to perform a qualitative assessment to satisfy the annual test requirement if we believe that it is more likely than not that we do not have an impairment in any one of our reporting units. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which is the assumption related to revenue growth rates.

The factors we considered in developing our estimates and projections for cash flows include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and, (v) other relevant entity-specific events that impact our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair values of our reporting units. We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis in our fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. In fiscal 2021, 2020 and 2019, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2021, 2020 and 2019.

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

Stock-based compensation expense. We account for share-based payments to employees in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations and comprehensive income/(loss) based on their fair values.

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

Non-GAAP Financial Measures

    Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," and "Free Cash Flow," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share" (or "Adjusted EPS") represents net income attributable to Thermon before costs related to the consolidation of our operating footprint in Canada, acceleration of unamortized debt costs, the tax benefit from income tax rate reductions in certain foreign jurisdictions, amortization of intangible assets, the income tax effect on any non-tax adjustments, costs associated with our restructuring and other income/(charges), and income related to the Canadian Emergency Wage Subsidy, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, income attributable to non-controlling interests, costs related to the consolidation of our operating footprint in Canada, costs associated with our restructuring and other income/(charges), and income related to the Canadian Emergency Wage Subsidy. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment and proceeds from sales of land and buildings.

    We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, or Adjusted Net Income. Adjusted EPS, Adjusted EBITDA, and Adjusted Net Income should be considered in addition to, not as substitutes for, income from operations, net income, net income per share, and other measures of financial performance reported in accordance with GAAP. We provide Free cash flow as a measure of our liquidity. Note that our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted Net Income, and Free cash flow may not be comparable to similarly titled measures reported by other companies.

    The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
	2021	2020	2019
Net income available to Thermon Group Holdings, Inc.	$1,165	$11,938	$22,756
Interest expense, net	10,185	14,027	15,476
Income tax expense/(benefit)	(1,438)	5,142	9,973
Depreciation and amortization	20,722	28,275	29,965
EBITDA (non-GAAP)	$30,634	$59,382	$78,170
Stock-based compensation	3,728	4,960	4,148
Income/(loss) attributable to non-controlling interest	—	(2)	413
Consolidation of operating footprint in Canada	—	—	757
Restructuring and other charges/(income)	8,623	—	—
Canadian Emergency Wage Subsidy	(6,412)	—	—
Adjusted EBITDA (non-GAAP)	$36,573	$64,340	$83,488

    The following table reconciles net income to Adjusted net income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2021	2020	2019
Net income available to Thermon Group Holdings, Inc.	$1,165	$11,938	$22,756
Consolidation of operating footprint in Canada	—	—	757
Acceleration of unamortized debt costs	510	756	394
Tax expense/(benefit) for impact of rate reduction in foreign jurisdictions	332	(1,231)	—
Amortization of intangible assets	9,445	17,773	20,771
Restructuring and other charges/(income)	8,623	—	—
Canadian Emergency Wage Subsidy	(6,412)	—	—
Tax effect of financial adjustments	(2,450)	(4,447)	(5,499)
Adjusted net income (non-GAAP)	$11,213	$24,789	$39,179

Adjusted-fully diluted earnings per common share (non-GAAP)	$0.34	$0.75	$1.19

Fully-diluted common shares - non-GAAP basis (thousands)	33,341	33,149	33,054

The following table reconciles cash provided by operating activities to Free cash flow for the periods presented:

	Year Ended March 31,
	2021	2020	2019
Cash provided by operating activities	$30,289	$70,726	$23,227
Less: Purchases of property, plant and equipment, net of rental equipment sales	(8,132)	(10,855)	(12,036)
Plus: Sales of rental equipment	300	603	981
Plus: Proceeds from sales of land and buildings	—	242	33
Free cash flow provided	$22,457	$60,716	$12,205

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 65% of our fiscal 2021 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Bahraini Dinars, and Japanese Yen.

We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2021 and 2020, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $16.4 million and $9.8 million, respectively.

During fiscal 2021, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.8 million for fiscal 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $1.0 million for fiscal 2021. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.3 million for fiscal 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.3 million for fiscal 2021.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transactions on our consolidated statements of operations were gains of $0.3 million and gains of $0.6 million in fiscal 2021 and fiscal 2020, respectively.

Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2021, we estimate that our sales were negatively impacted by $1.7 million when compared to foreign exchange translation rates that were in effect in fiscal 2020. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In fiscal 2021, we were mostly impacted by appreciation of the U.S. dollar relative to the Euro and the depreciation of the U.S. dollar relative to the Canadian Dollar. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were gains of $28.6 million in fiscal 2021 and losses of $15.5 million in fiscal 2020. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.

Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $54.6 million with our wholly-owned Canadian subsidiary, Thermon Canada Inc. See Note 2, “Fair Value Measurements” to our consolidated financial statements included in Item 8 of this annual report for further information regarding our cross currency swap.

    Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan B credit facility was 4.75% as of March 31, 2021. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings will be reflective of our future use of the revolving credit facility.

    As of March 31, 2021, we had $148.5 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.4 million increase or decrease in our annual interest expense. As of March 31, 2021, we had no outstanding principal under our revolving credit facility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 27, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842).

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence surrounding revenues recognized over time using cost-to-cost percentage of completion

As discussed in Note 4 to the consolidated financial statements, the Company recognized $114,379 thousand of revenues over time using cost-to-cost percentage of completion or time and materials methodologies, for the year ended March 31, 2021.

We identified the evaluation of the sufficiency of audit evidence related to revenues recognized over time using cost-to-cost percentage of completion as a critical audit matter. A high degree of subjective auditor judgment was required because of the geographical dispersion of the Company’s revenue generating activities and the extensive data compilation required to sufficiently support the revenue recognition.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the revenue stream. We evaluated the design and tested the effectiveness of certain internal controls over the Company’s revenue recognition process, including controls associated with contract setup, project cost accumulation, monitoring of project status, and estimated costs to complete. We assessed the recorded revenues by selecting a sample of projects and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers, cost accumulation data, estimated costs to complete, and project status assessments by the project managers. We compared the estimated costs to complete to actual results to assess the Company’s ability to accurately forecast. In addition, we evaluated the sufficiency of audit evidence obtained over revenues recognized over time using cost-to-cost percentage of completion by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Austin, Texas
May 27, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Thermon Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated May 27, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Austin, Texas
May 27, 2021

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Dollars in thousands, except share and per share data)

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Sales	$276,181	$383,486	$412,642
Cost of sales	158,938	221,848	236,702
Gross profit	117,243	161,638	175,940
Operating expenses:
Marketing, general, administrative, and engineering	91,398	111,202	106,660
Amortization of intangible assets	9,445	17,773	20,771
Restructuring and other charges/(income)	8,623	—	—
Income from operations	7,777	32,663	48,509
Other income/(expenses):
Interest income	76	252	238
Interest expense	(10,261)	(14,279)	(15,714)
Other income/(expense)	2,135	(1,558)	109
Income/(loss) before provision for income taxes	(273)	17,078	33,142
Income tax expense/(benefit)	(1,438)	5,142	9,973
Net income/(loss)	1,165	11,936	23,169
Income (loss) attributable to non-controlling interests	—	(2)	413
Net income/(loss) available to Thermon Group Holdings, Inc.	$1,165	$11,938	$22,756
Other comprehensive income (loss):
Net income/(loss) available to Thermon Group Holdings, Inc.	$1,165	$11,938	$22,756
Foreign currency translation adjustment	28,615	(15,485)	(13,233)
Other	(640)	540	825
Total comprehensive income (loss)	$29,140	$(3,007)	$10,348
Net income/(loss) per common share:
Basic	$0.04	$0.36	$0.70
Diluted	0.03	0.36	0.69
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,134,592	32,760,327	32,568,541
Diluted	33,340,954	33,148,670	33,054,304

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	March 31, 2021	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$40,124	$43,237
Accounts receivable, net of allowance for doubtful accounts of $2,074 and $834 as of March 31, 2021 and 2020, respectively	74,501	92,478
Inventories, net	63,790	60,273
Contract assets	11,379	10,194
Prepaid expenses and other current assets	8,784	9,219
Income tax receivable	8,231	2,535
Total current assets	$206,809	$217,936
Property, plant and equipment, net of depreciation and amortization of $55,555 and $43,550 as of March 31, 2021 and 2020, respectively	72,630	72,542
Goodwill	213,038	197,978
Intangible assets, net	103,784	104,546
Operating lease right-of-use assets	12,619	16,637
Deferred income taxes	2,586	2,904
Other long-term assets	6,412	8,362
Total assets	$617,878	$620,905
Liabilities and equity
Current liabilities:
Accounts payable	$19,722	$25,070
Accrued liabilities	23,517	23,757
Current portion of long-term debt	2,500	2,500
Contract liabilities	2,959	4,538
Lease liabilities	3,511	3,553
Income taxes payable	219	1,217
Total current liabilities	$52,428	$60,635
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $2,983 and $4,447 as of March 31, 2021 and 2020, respectively	143,017	169,053
Deferred income taxes	21,088	22,245
Non-current lease liabilities	12,373	15,571
Other non-current liabilities	9,811	6,962
Total liabilities	$238,717	$274,466
Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,225,808 and 32,916,818 shares issued and outstanding at March 31, 2021 and 2020, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	231,322	227,741
Accumulated other comprehensive loss	(35,919)	(63,894)
Retained earnings	183,725	182,559
Total equity	$379,161	$346,439
Total liabilities and equity	$617,878	$620,905
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(Dollars in thousands, except share and per share data)

	Common Stock Outstanding		Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2018	32,492,339		$32	$222,622	$148,812	$5,928	$(36,541)	$340,853
Issuance of common stock in exercise of stock options	37,906		—	396	—	—	—	396
Issuance of restricted stock as deferred compensation to employees and directors	20,064		—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	51,775		1	—	—	—	—	1
Issuance of common stock as deferred compensation to named executive officers	22,116		—	—	—	—	—	—
Stock compensation expense	—		—	4,148	—	—	—	4,148
Repurchase of employee stock units on vesting	—		—	(598)	—	—	—	(598)
Net income available to Thermon Group Holdings, Inc.	—		—	—	22,756	—	—	22,756
Foreign currency translation adjustment	—		—	—	—	—	(13,233)	(13,233)
Other	—		—	—	—	—	825	825
Remeasurement of non-controlling interest	—		—	(3,528)	—	3,528	—	—
Purchase of non-controlling interest	—		—	—	—	(5,665)	—	(5,665)
Distribution to non-controlling interest	—		—	—	(947)		—	(947)
Income attributable to non-controlling interest	—		—	—	—	413		413
Balances at March 31, 2019	32,624,200		$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	159,062		—	1,016	—	—	—	1,016
Issuance of common stock as deferred compensation to directors	26,608		—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	59,570		—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	47,378		—	—	—	—	—	—
Stock compensation expense	—		—	4,960	—	—	—	4,960
Repurchase of employee stock units on vesting	—		—	(969)	—	—	—	(969)
Net income available to Thermon Group Holdings, Inc.	—		—	—	11,938	—	—	11,938
Foreign currency translation adjustment	—		—	—	—	—	(15,485)	(15,485)
Other	—		—	—	—	—	540	540
Remeasurement of non-controlling interest	—		—	(306)	—	306	—	—
Purchase of non-controlling interest	—	—	—	—	—	(4,508)	—	(4,508)
Income attributable to non-controlling interests	—		—	—	—	(2)	—	(2)
Balances at March 31, 2020	32,916,818		$33	$227,741	$182,559	$—	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	97,156		—	629	—	—	—	629
Issuance of common stock as deferred compensation to directors	52,098		—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	88,254		—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	71,482		—	—	—	—	—	—
Stock compensation expense	—		—	3,728	—	—	—	3,728
Repurchase of employee stock units on vesting	—		—	(784)	—	—	—	(784)
Net income available to Thermon Group Holdings, Inc.	—		—	—	1,165	—	—	1,165
Foreign currency translation adjustment	—		—	—	—	—	28,615	28,615
Other	—		—	8	1	—	(640)	(631)
Balances at March 31, 2021	33,225,808		$33	$231,322	$183,725	$—	$(35,919)	$379,161

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Operating activities
Net income	$1,165	$11,936	$23,169
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,722	28,275	29,965
Amortization of debt costs	1,525	1,885	1,756
Amortization of inventory step-up	—	—	170
Stock compensation expense	3,728	4,960	4,148
Loss on sale of business, net of cash surrendered	2,065	—	—
Deferred income taxes	(3,072)	(3,737)	(5,552)
Long-term cross currency swap loss/(gain)	5,842	(2,580)	(3,313)
Reserve (release) for uncertain tax positions	79	(408)	1,136
Remeasurement loss/(gain) on intercompany balances	(6,227)	6,169	4,147
Changes in operating assets and liabilities:
Accounts receivable	22,930	9,449	(14,541)
Inventories	(549)	1,407	(3,432)
Contract assets	(2,693)	12,220	(11,990)
Other current and non-current assets	(2,127)	(2,915)	(370)
Accounts payable	(5,651)	3,407	(21)
Accrued liabilities and non-current liabilities	(608)	(284)	4,076
Income taxes payable and receivable	(6,840)	942	(6,121)
Net cash provided by operating activities	$30,289	$70,726	$23,227
Investing activities
Purchases of property, plant and equipment	$(8,132)	$(10,855)	$(12,036)
Sales of rental equipment	300	603	981
Proceeds from the sale of property, plant and equipment	—	242	33
Proceeds from the sale of investments	—	—	952
Net cash used in investing activities	$(7,832)	$(10,010)	$(10,070)
Financing activities
Payments on long-term debt and revolving credit facility	$(64,963)	$(51,883)	$(40,323)
Proceeds from revolving credit facility	37,189	10,000	33,241
Purchase of shares from non-controlling interests	—	(4,508)	(5,665)
Distribution to non-controlling interest	—	—	(947)
Lease financing	(276)	(196)	(205)
Issuance of common stock including exercise of stock options	629	1,016	396
Repurchase of employee stock units on vesting	(784)	(969)	(598)
Net cash provided by (used in) financing activities	$(28,205)	$(46,540)	$(14,101)
Effect of exchange rate changes on cash and cash equivalents	2,192	(2,011)	(1,542)
Change in cash and cash equivalents	$(3,556)	$12,165	$(2,486)
Cash, cash equivalents and restricted cash at beginning of period	46,006	33,841	36,327
Cash, cash equivalents and restricted cash at end of period	$42,450	$46,006	$33,841
Cash paid for interest and income taxes
Interest paid	$8,736	$12,397	$13,959
Income taxes paid	9,667	12,614	22,260
Income tax refunds received	2,070	4,842	900
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
March 31, 2021

1. Organization and Summary of Significant Accounting Policies

Organization

On April 30, 2010, a group of investors led by entities affiliated with CHS Capital LLC ("CHS") and two other private equity firms acquired a controlling interest in Thermon Holding Corp. and its subsidiaries from Thermon Holdings, LLC ("Predecessor") for approximately $321,500 in a transaction that was financed by approximately $129,252 of equity investments by CHS, two other private equity firms and certain members of our former management team (collectively, the "management investors") and $210,000 of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors (collectively, the "CHS Transactions"). The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs. As a result of the CHS Transactions, Thermon Group Holdings, Inc. became the ultimate parent of Thermon Holding Corp. Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as "we," "our," or the "Company" herein.

Canadian Emergency Wage Subsidy

On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (the “CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential lay-offs of employees. The CEWS, which was made retroactive to March 15, 2020, generally provides “eligible entities” with a wage subsidy of up to 75% of “eligible remuneration” paid to an eligible employee per week, limited to a certain weekly maximum. On September 23, 2020, the Canadian government announced that the CEWS program would be extended through the summer of 2021 and announced certain modifications to the subsidy calculation. Our Canadian operations have benefited from such wage subsidies and have received distributions from the Canadian government. During fiscal 2021, we recorded subsidies in the amount of $6,842, as an offset to the related underlying expenses and assets, accordingly.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. The ownership of non-controlling investors is recorded as non-controlling interests. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 65%, 59% and 63%, of the Company's consolidated sales for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and 65% and 61%, of the Company's consolidated total assets at March 31, 2021 and 2020, respectively.

Segment Reporting

We maintain four reportable segments based on the four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Profitability within our segments is measured by operating income. See Note 19, "Segment Information" for financial data relating to our four reportable geographic segments.

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

	March 31, 2021	March 31, 2020	March 31, 2019
Cash and cash equivalents	$40,124	$43,237	$31,402
Restricted cash included in prepaid expenses and other current assets	1,962	2,421	1,624
Restricted cash included in other long-term assets	364	348	815
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$42,450	$46,006	$33,841

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

Receivables

The Company's receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of allowance for doubtful accounts, represents its estimated net realizable value. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to the Company's ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for doubtful accounts based upon an analysis of aged receivables. Past-due receivable balances are written-off when the Company's internal collection efforts have been unsuccessful in collecting the amounts due.

The Company's primary base of customers operates in the chemical and petrochemical, oil and gas, power generation, rail and transit, and other industries; we are diversifying our customer base through numerous other end markets. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.

The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $2,074 and $834 as of March 31, 2021 and 2020, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2018	$1,231
Additions to reserve	354
Write-off of uncollectible accounts	(598)
Balance at March 31, 2019	987
Additions to reserve	674
Write-off of uncollectible accounts	(827)
Balance at March 31, 2020	834
Additions to reserve	1,466
Write-off of uncollectible accounts	(226)
Balance at March 31, 2021	$2,074

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

Revenue Recognition
Effective April 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method and applying ASC 606 to all revenue contracts with customers which were not completed as of the date of adoption. In accordance with the modified retrospective approach, prior period amounts were not adjusted. We expect the impact of the adoption of the new standard to continue to be immaterial to revenues and net income on an ongoing basis. Please refer to Note 4 "Revenue from Contracts with Customers" for additional information.
Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs of assets are charged to operations as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to operations.

Depreciation is computed using the straight-line method over the following lives:

	Useful Lives in Years
Land improvements	15	-	20
Buildings and improvements	10	-	40
Machinery and equipment	3	-	25
Office furniture and equipment	3	-	10
Internally developed software	5	-	7

Goodwill and Other Intangible Assets

    We conduct a required annual review of goodwill for potential impairment in the fourth quarter, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments: US-LAM, Canada, EMEA, and APAC. We have the option to perform a qualitative assessment to satisfy the annual test requirement if we believe that it is more likely than not that we do not have an impairment in any one of our reporting units. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which is the assumption related to revenue growth rates.

The factors we considered in developing our estimates and projections for cash flows include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and, (v) other relevant entity-specific events that impact our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair values of our reporting units. We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis in our fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. In fiscal 2021, 2020 and 2019, the Company determined that no impairment of goodwill existed.

Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. The fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2021, 2020 and 2019.

Debt Issuance Costs

The Company capitalizes and defers the costs associated with establishing our debt and financing arrangements. These costs are amortized as interest expense over the life of the loan or related financing. Additionally, for any unscheduled principal payments the Company will record incremental deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2021, 2020 and 2019 were $1,525, $1,885 and $1,756, respectively.
Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the estimated fair value and is recorded in the period the determination was made. In fiscal 2021, 2020, and 2019, the Company determined that no impairment of long-lived assets existed.

Stock-based Compensation

We account for share-based payments to employees in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations and comprehensive income/(loss) based on their fair values.

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

During fiscal 2018, we revised our permanent reinvestment position whereby we expect to repatriate future earnings. Given the significant changes and potential opportunities to repatriate cash tax free due to H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for fiscal Year 2018” (the “Tax Act”), we have reevaluated our current permanent reinvestment position. Accordingly, we will no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions. Please see Note 18, "Income Taxes" for more information on the impacts of the Tax Act.
Foreign Currency Transactions and Translation

Exchange rate gains and losses that result from foreign currency transactions are recognized in income as they are realized. For the Company's non-U.S. dollar functional currency subsidiaries, assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Income and expense items are translated at weighted average exchange rates prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.

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

Warranties

The Company offers a standard warranty on product sales. Specifically, we will replace any defective product within one year from the date of purchase. Warranties on construction projects are negotiated individually, are typically one year in duration, and may include the cost of labor to replace products. Factors that affect the Company's warranty liability include the amount of sales, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Research and Development

Research and development expenditures are expensed when incurred and are included in marketing, general, administrative, and engineering expenses. Research and development expenses include salaries, direct material costs incurred, plus building and other overhead expenses. The amounts expensed for fiscal 2021, fiscal 2020 and fiscal 2019 were $7,466, $8,378 and $6,289, respectively.

Shipping and Handling Cost

The Company includes shipping and handling as part of cost of sales and freight due from customers is included as part of sales.

Economic Dependence

As of March 31, 2021 and 2020, no one customer represented more than 10% of the Company's accounts receivable balance. In fiscal 2021 and 2020, no one customer represented more than 10% of sales.

Recent Accounting Pronouncements

    Leases- In February 2016, the FASB issued Accounting Standard Update 2016-02 Leases (“ASC 842”), which provides guidance on the recognition, measurement, presentation and disclosure on leases. Under the standard, substantially all leases will be reported on the balance sheet as right-of-use assets and lease liabilities. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted the amended guidance using the modified retrospective method as of April 1, 2019. Please refer to Note 3 "Leases" for further discussion, including the impact the adoption had on our consolidated financial statements.

    Financial Instruments- In June 2016, the FASB issued Accounting Standards Update 2016-13 Financial Instruments- Credit Losses (“ASC 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.

    Intangibles- In January 2017, the FASB issued Accounting Standards Update 2017-04 Intangibles- Goodwill and Other (“ASC 350”), which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.

Reference Rate Reform- In March 2020, the FASB issued Accounting Standards Update 2020-04- Reference Rate Reform ("ASC 848"). The update is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. As of March 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We have adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.

Income Taxes- In December 2019, the FASB issued Accounting Standards Update 2019-12- Income Taxes ("ASC 740"). This ASU amends ASC 740 to add, remove, and clarify disclosure requirements related to income taxes. The new standard is effective for fiscal years beginning after December 15, 2020. We are still evaluating the impact of this new standard.

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2021 and 2020, no assets or liabilities were valued using Level 3 criteria.
    Information about our short-term debt and long-term debt that is not measured at fair value follows:

	March 31, 2021		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$148,500	$148,871	$176,000	$150,480	Level 2 - Market Approach

At March 31, 2021 and 2020, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2. The Company believes the decline in fair value as of March 31, 2020 was attributable to the economic effects of the COVID-19 pandemic.
Cross Currency Swap
The Company has entered into a long-term cross currency swap to hedge the currency rate fluctuations related to a $54,603 intercompany receivable at March 31, 2021 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815, Derivatives and Hedging ("ASC 815"). At March 31, 2021, we recorded $5,842 of unrealized mark-to-market losses on the cross-currency swap which is reported as "Other income and expense," in the consolidated statements of operations and comprehensive income. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge assets in the amount of $1,265 and $4,011 were included in "Other long-term assets" in the consolidated balance sheet at March 31, 2021 and 2020, respectively. For the twelve months ended March 31, 2021, the loss on the long-term cross currency swap derivative contract was more than offset by unrealized gains on the intercompany note of $6,400, resulting in a net gain of $558.

Deferred Compensation Plan Assets
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Please refer to Note 13 "Employee Benefits" for further discussion.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2021 and 2020, the notional amounts of forward contracts as well as the related fair values were as follows:

	March 31, 2021	March 31, 2020
Russian Ruble	$3,000	$1,103
Euro	—	500
Canadian Dollar	5,500	1,500
South Korean Won	5,000	3,500
Mexican Peso	1,500	2,000
Australian Dollar	900	700
Great Britain Pound	500	500
Total notional amounts	$16,400	$9,803

	March 31, 2021		March 31, 2020
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contract forwards	$61	$32	$140	$49
    Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were losses of $811, $437 and $125 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. The Company realized net foreign currency gains and (losses) of $283, $(580), and $(228) for fiscal 2021, 2020, and 2019, respectively. Foreign currency gains and losses are recorded within other expense in our consolidated statements of operations and comprehensive income.

3. Leases
    On April 1, 2019, we adopted ASC 842 utilizing the modified retrospective approach. The modified retrospective approach we selected provides a method of transition allowing for the recognition of existing leases as of the beginning of the period of adoption, and which does not require the adjustment of comparative periods. Specifically, our results for reporting periods beginning after April 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840.
Description of Leases
The significant majority of our lease obligations are for real property. We lease numerous facilities relating to our operations, primarily for office, manufacturing and warehouse facilities, as well as, from time to time, both long-term and short-term employee housing. Leases for real property have terms ranging from month-to-month to ten years. We also lease various types of equipment, including vehicles, office equipment (such as copiers and postage machines), heavy warehouse equipment (such as fork lifts), heavy construction equipment (such as cranes), medium and light construction equipment used for customer project needs (such as pipe threading machines) and mobile offices and other general equipment that is normally associated with an office environment. Equipment leases generally have terms ranging from six months to five years.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us.

    We lease temporary power products produced by our Thermon Power Solutions Inc. (“TPS”) division to our customers on a short-term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. As such, lease revenues for temporary power products recognized under ASC 842 in fiscal 2021 did not materially differ from leases that would have been recorded under ASC 840. See Note 12 "Related-Party Transactions" for more information about TPS.
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
Options to Extend or Terminate Leases
Most of our real property leases include early termination options and/or one or more options to renew, with renewal terms that can extend the lease term for an additional one to five years or longer. The exercise of lease termination and renewal options is at our sole discretion. If it is reasonably certain that we will exercise such renewal options, the periods covered by such renewal options are included in the lease term and are recognized as part of our Right of Use ("ROU") assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Our EMEA operations and APAC operations have limited borrowing needs and rely on cash from operations. However, the U.S. operating subsidiary can make intercompany loans if necessary from its available credit capacity given the more preferential rates available to our U.S. operating subsidiary and the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases that commenced during the year ended March 31, 2021, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	March 31, 2021	March 31, 2020
Weighted average remaining lease term
Operating	6.0	6.2
Finance	3.1	3.4

Weighted average discount rate
Operating	4.81%	4.82%
Finance	6.56%	6.98%
    Supplemental balance sheet information related to leases was as follows:

Assets	Classification	March 31, 2021	March 31, 2020
Operating	Operating lease right-of-use assets	$12,619	$16,637
Finance	Property, plant and equipment	426	695
Total right-of-use assets		$13,045	$17,332

Liabilities
Current
Operating	Lease liabilities	$3,383	$3,352
Finance	Lease liabilities	128	201
Non-current
Operating	Non-current lease liabilities	12,027	15,060
Finance	Non-current lease liabilities	346	511
Total lease liabilities		$15,884	$19,124
    Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Twelve Months Ended March 31, 2021	Twelve Months Ended March 31, 2020
Operating lease expense	Marketing, general, administrative, and engineering	$4,697	$3,835

Finance lease expense:
Amortization of ROU assets	Marketing, general, administrative, and engineering	266	266
Interest expense on finance lease liabilities	Interest expense	21	41

Short-term lease expense	Marketing, general, administrative, and engineering	240	1,117
Net lease expense		$5,224	$5,259
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Twelve Months Ended March 31, 2021	Twelve Months Ended March 31, 2020
Operating cash used for operating leases	$4,566	$3,523
Operating cash flows used for finance leases	39	41
Financing cash flows used for finance leases	276	259
Future lease payments under non-cancellable leases as of March 31, 2021 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending March 31,
2022	$4,031	$288
2023	3,390	133
2024	2,238	99
2025	1,887	37
2026	1,707	2
Thereafter	4,538	0
Total lease payments	$17,791	$559
Less imputed interest	(2,381)	(85)
Total lease liability	$15,410	$474

4. Revenue from Contracts with Customers
    The core principle of the revenue recognition standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") requires more judgment than previous guidance, as management will need to consider the terms of the contract and all relevant facts and circumstances when applying the revenue recognition standard. Management performs the following five steps when applying the revenue recognition standard: (i) identify each contract with customers, (ii) identify each performance obligation in the contracts with customers, (iii) estimate the transaction price (including any variable consideration), (iv) allocate the transaction price to each performance obligation and (v) recognize revenue as each performance obligation is satisfied.
Description of Product and Service Offerings and Revenue Recognition Policies
    We principally provide a (i) suite of products, including heating units, heating cables, tubing bundles, control systems including industry-leading customized software solutions, environmental heating solutions, process heating solutions, temporary heating and lighting, filtration, and transportation products and (ii) services, including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with our product sales are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee turnkey solutions consisting of products and services under which the related performance obligations are satisfied over time.
    In addition, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Revenues associated with the rental of the temporary power products have historically been less than 5% of our total revenues and are recognized under ASC 842.
    Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring such goods or providing such services. We account for a contract when a customer provides us with a firm purchase order or other contract that identifies the goods or services to be provided, the payment terms for those services, and when collectability of the consideration due is probable. Generally, our payment terms do not exceed 30 days for product sales, while terms for our projects can vary based on milestones or other key deliverable-based increments.
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
    Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 58.6% and 59.6% of revenue for the fiscal year ended March 31, 2021 and 2020, respectively.

    Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 41.4% and 40.4% of revenue for the fiscal year ended March 31, 2021 and 2020, respectively.

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

    For revenue recognized under fixed fee turnkey contracts, we measure the costs incurred that contribute towards the satisfaction of our performance obligation as a percentage of the total cost of production (the “cost-to-cost method”), and we recognize a proportionate amount of contract revenue, as the cost-to-cost method appropriately depicts performance towards satisfaction of the performance obligation. Changes to the original cost amount may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profits are adjusted using the cumulative catch-up method for revisions in estimated contract costs. Reviews of estimates have not generally resulted in significant adjustments to our results of operations.

    At March 31, 2021, revenues associated with our open performance obligations totaled $114,200, representing our combined backlog and deferred revenue. Within this amount, approximately $20,774 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months.

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

    The Company adopted ASC 606 as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company utilized the practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.

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

    As of March 31, 2021 and 2020, contract assets were $11,379 and $10,194, respectively. There were no impairment losses recognized on our contract assets for the twelve months ended March 31, 2021 and 2020. As of March 31, 2021 and 2020, contract liabilities were $2,959 and $4,538, respectively. The majority of contract liabilities at March 31, 2020 were recognized in revenue as of March 31, 2021.

Disaggregation of Revenue
    We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time, as we believe these best depict the nature of our sales and the regions in which those sales are earned and managed.
    Disaggregation of revenues from contracts with customers for fiscal 2021, 2020 and 2019 are as follows:

	Fiscal Year Ended March 31, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$47,599	$47,842	$95,441
Canada	67,451	23,402	90,853
Europe, Middle East and Africa	29,304	24,915	54,219
Asia-Pacific	17,448	18,220	35,668
Total revenues	$161,802	$114,379	$276,181

	Fiscal Year Ended March 31, 2020
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$72,334	$83,131	$155,465
Canada	106,577	21,787	128,364
Europe, Middle East and Africa	31,028	22,734	53,762
Asia-Pacific	18,558	27,337	45,895
Total revenues	$228,497	$154,989	$383,486

	Fiscal Year Ended March 31, 2019
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$71,865	$93,783	$165,648
Canada	102,997	24,395	127,392
Europe, Middle East and Africa	46,210	31,298	77,508
Asia-Pacific	26,534	15,560	42,094
Total revenues	$247,606	$165,036	$412,642

5. Net Income per Common Share

Basic net income per common share is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to Thermon Group Holdings, Inc. by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that the performance target will not be met.
The reconciliations of the denominators used to calculate basic net income per common share and diluted net income per common share for fiscal 2021, 2020, and 2019, respectively, is as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Basic net income per common share
Net income available to Thermon Group Holdings, Inc.	$1,165	$11,938	$22,756
Weighted-average common shares outstanding	33,134,592	32,760,327	32,568,541
Basic net income per common share	$0.04	$0.36	$0.70

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Diluted net income per common share
Net income available to Thermon Group Holdings, Inc.	$1,165	$11,938	$22,756
Weighted-average common shares outstanding	33,134,592	32,760,327	32,568,541
Common share equivalents:
Stock options issued	27,306	134,777	235,802
Restricted and performance stock units issued	179,056	253,566	249,961
Weighted average shares outstanding – dilutive	33,340,954	33,148,670	33,054,304
Diluted net income per common share	$0.03	$0.36	$0.69

For the year ended March 31, 2021, 2020, and 2019, 85,322, zero and zero equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.

6. Inventories
    Inventories consisted of the following at March 31:

	2021	2020
Raw materials	$33,485	$31,300
Work in process	4,071	5,317
Finished goods	28,008	25,701
	65,564	62,318
Valuation reserves	(1,774)	(2,045)
Inventories, net	$63,790	$60,273

    The following table summarizes the annual changes in our valuation reserve accounts:

Balance as of March 31, 2018	$2,077
Additions in reserve	166
Charged to reserve	(44)
Balance as of March 31, 2019	2,199
Additions in reserve	172
Charged to reserve	(326)
Balance as of March 31, 2020	2,045
Additions in reserve	133
Charged to reserve	(404)
Balance as of March 31, 2021	$1,774

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31:

	2021	2020
Land, buildings and improvements	$57,317	$53,060
Machinery and equipment	47,138	38,880
Office furniture and equipment	15,375	15,587
Internally developed software	7,336	5,793
Construction in progress	1,019	2,772
Property, plant and equipment at cost	128,185	116,092
Accumulated depreciation	(55,555)	(43,550)
Property, plant and equipment, net	$72,630	$72,542

Depreciation expense was $11,277, $10,502 and $9,194, in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Included within depreciation expense was amortization of internally developed software of $766, $790, and $479, in fiscal 2021, 2020 and 2019, respectively.

8. Goodwill and Other Intangible Assets

The carrying amount of goodwill for all reporting segments as of March 31, 2021, 2020 and 2019 is as follows:

	US-LAM	Canada	EMEA	APAC	Total
Balance as of March 31, 2019	$62,725	$114,382	$19,264	$8,624	$204,995
Foreign currency translation impact	—	(6,643)	(374)	—	(7,017)
Balance as of March 31, 2020	$62,725	$107,739	$18,890	$8,624	$197,978
Foreign currency translation impact	—	13,811	1,249	—	15,060
Balance as of March 31, 2021	$62,725	$121,550	$20,139	$8,624	$213,038

    We identified the prolonged economic effects of the COVID-19 pandemic to be an indicator of potential asset impairments in our reporting units. In the fourth quarter of fiscal 2021, we performed our annual goodwill and tangible impairment assessments including our indefinite life trademarks. We analyzed our reporting units utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. The impairment test for indefinite life trademarks utilized a relief from royalty analysis based on the cash flow streams attributable to the Thermon trademark. Based on the goodwill and assets impairment assessment, the estimated fair value of our reporting units exceeded the carrying value. As such, there was no impairment of goodwill, assets or our indefinite life trademarks as of the respective reporting periods. The most significant inputs in the Company's impairment test are the projected financial information, the weighted average cost of capital and market multiples for similar transactions. If the overall economic conditions, energy market or factors specific to the Company deteriorate further, it could negatively impact the Company's future impairment tests. We will continue to monitor our reporting unit's goodwill and asset valuations and test for potential impairments until the overall market conditions improve.

    Our total intangible assets at March 31, 2021, and 2020 consisted of the following:

	Gross Carrying Amount at March 31, 2021	Accumulated Amortization	Net Carrying Amount at March 31, 2021	Gross Carrying Amount at March 31, 2020	Accumulated Amortization	Net Carrying Amount at March 31, 2020
Products	$66,250	$22,635	$43,615	$58,722	$14,193	$44,529
Trademarks	45,581	1,289	44,292	43,865	1,273	42,592
Developed technology	10,028	5,486	4,542	9,564	4,758	4,806
Customer relationships	113,789	102,911	10,878	105,912	93,729	12,183
Certifications	457	—	457	436	—	436
Total	$236,105	$132,321	$103,784	$218,499	$113,953	$104,546

Trademarks and certifications have indefinite lives. Developed technology, products, customer relationships and other intangible assets have estimated lives of 20 years, 10 years, 10 years and 6 years, respectively. The weighted average useful life for the group is 12 years. Customer relationships intangibles associated with THS, with a gross carrying amount of $11,438, have a useful life of 17 years. Intangible assets held in non-U.S. entities are valued in foreign currencies; accordingly changes in indefinite life intangible assets, such as certifications, at March 31, 2021 and 2020 were the result of foreign currency translation adjustments. Foreign currency translation adjustments also impacted finite life intangible assets held in non-U.S. entities.

The Company recorded amortization expense of $9,445, $17,773, and $20,771 in fiscal 2021, 2020 and 2019, respectively for intangible assets. Annual amortization of intangible assets for the next five years and thereafter will approximate the following:

2022	$8,766
2023	8,766
2024	8,118
2025	7,793
2026	7,794
Thereafter	18,329
Total	$59,566

9. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2021	March 31, 2020
Accrued employee compensation and related expenses	$11,765	$12,542
Accrued interest	648	782
Customer prepayment	283	357
Warranty reserve	250	477
Professional fees	2,361	2,086
Sales tax payable	2,404	2,423
Other	5,806	5,090
Total accrued current liabilities	$23,517	$23,757

10. Short-Term Revolving Credit Facilities
    Under the Company’s senior secured revolving credit facility described below in Note 11, “Long-Term Debt,” the Company had no outstanding borrowings at March 31, 2021 and March 31, 2020.
11. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2021	March 31, 2020
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $2,983 and $4,447 as of March 31, 2021 and 2020, respectively	$145,517	$171,553
Less current portion	(2,500)	(2,500)
Total	$143,017	$169,053

Senior Secured Credit Facility
    On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “U.S. Borrower”) and Thermon Canada Inc. (the “Canadian Borrower”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), which provides for a $250,000 seven-year term loan B facility made available to the U.S. Borrower and a $60,000 five-year senior secured revolving credit facility made available to the U.S. Borrower and the Canadian Borrower, which we refer to collectively as our “credit facility”. The proceeds of the term loan B were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the U.S. Borrower's revolving line of credit; (3) to fund approximately $201,900 CAD of the purchase price of the acquisition of THS and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the THS acquisition and the credit facility.
    Interest rates and fees. The U.S. Borrower will have the option to pay interest on the term loan B facility at a base rate, plus an applicable margin, or at a rate based on LIBOR, (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The end-user Borrower may borrow revolving loans in U.S. dollars and the Canadian Borrower may also borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in U.S. dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided, that since the completion of the fiscal quarter ended March 31, 2018, the applicable margins in each case will be determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the U.S. Borrower is required to pay a commitment fee in respect of any unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.

    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing April 1, 2018, the term loan will amortize in equal quarterly installments of 0.25% of the $250,000 term loan, with the payment of the balance at maturity. The U.S. Borrower will be able to voluntarily prepay the principal of the term loan without penalty or premium (subject to breakage fees) at any time in whole or in part; provided that for the first six months after the October 30, 2017 closing date, the U.S. Borrower is required to pay a 1% premium for prepayments of the term loan with the proceeds of certain repricing transactions. The U.S. Borrower is required to repay the term loan with certain asset sale and insurance proceeds, certain debt proceeds and, commencing for the fiscal year ended March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0 and 0% if the Company’s leverage ratio is less than 3.5 to 1.0). The remaining balance will be due at maturity of the term loan B facility on October 30, 2024.
    Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
    At March 31, 2021, we had no outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit or for the U.S. Borrower line of credit. As of March 31, 2021, we had $56,686 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base, outstanding borrowings and letters of credit outstanding. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rate on the variable rate term loan on March 31, 2021 was 4.75%.
    Guarantees; security. The term loan is guaranteed by the Company and all of the Company's current and future wholly-owned domestic material subsidiaries (the “U.S. Subsidiary Guarantors”), subject to certain exceptions. Obligations of the U.S. Borrower under the revolving credit facility are guaranteed by the Company and the U.S. Subsidiary Guarantors. The obligations of the Canadian Borrower under the revolving credit facility are guaranteed by the Company, the U.S. Borrower, the U.S. Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan and the obligations of the U.S. Borrower under the revolving credit facility are secured by a first lien on all of the Company’s assets and the assets of the U.S. Subsidiary Guarantors, including 100% of the capital stock of the U.S. Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the U.S. Borrower and the U.S. Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the U.S. Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio of 3.75:1.0 as measured on the last day of any fiscal quarter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of March 31, 2021, we were in compliance with all financial covenants of the credit facility.
Restrictive covenants.  The credit agreement governing our facility contains various restrictive covenants that, among other things, restrict or limit our ability to (subject to certain negotiated exceptions): incur additional indebtedness; grant liens; make fundamental changes; sell assets; make restricted payments including cash dividends to shareholders; enter into sales and leaseback transactions; make investments; prepay certain indebtedness; enter into transactions with affiliates; and enter into restrictive agreements.

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2022	$2,500
2023	2,500
2024	2,500
2025	141,000
2026	—
Total	$148,500
12. Related-Party Transactions
    In connection with the TPS transaction, one of the former TPS principals (the "TPS Minority Shareholder") retained 25% of the ownership of the entities holding the TPS business unit. During the fiscal year ended March 31, 2017, this individual, together with the two other former principals of TPS, were paid $5,805 in the aggregate in full satisfaction of the Company's obligations under the $5,905 non-interest bearing performance-based note issued in connection with the TPS transaction.

    On April 2, 2018, the TPS Minority Shareholder provided the Company notice that he was exercising his option to sell one-half (12.5%) of his remaining equity interest in the entities holding the TPS business unit to the Company, and such sale was completed and effective as of July 20, 2018. The terms of the April 2015 TPS purchase agreement prescribed a valuation formula for such a sale based on TPS's financial results for the 12 months ended March 31, 2018. During the first quarter of the fiscal year ended March 31, 2019, the Company paid $5,665 to purchase the 12.5% non-controlling interest.

    Similarly, on April 2, 2019, the TPS Minority Shareholder provided the Company notice in order to exercise his option to sell the entirety of his remaining equity interest (12.5% of the entities holding the TPS business unit) to the Company. The terms of the April 2015 TPS purchase agreement prescribed a valuation formula for such a sale based on TPS’s financial results for the fiscal year ended March 31, 2019. The Company paid $4,508 to purchase the remaining 12.5% non-controlling interest on August 1, 2019.

13. Employee Benefits

The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 6% of each employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $2,561, $2,607, and $2,315 in fiscal 2021, 2020, 2019, respectively.
The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain sales, profitability, and safety objectives. From time to time, the compensation committee of the Board of Directors, at its sole discretion, can add additional amounts to the overall incentive pay achieved. The Company recorded approximately $2,767, $3,104, and $9,885 for incentive compensation earned and other discretionary amounts in fiscal 2021, 2020, 2019, respectively.
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the consolidated balance sheets at March 31, 2021 and 2020 were $5,047 and $2,849, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $4,608 and $2,886 included in “Other long-term liabilities” in the consolidated balance sheet at March 31, 2021 and 2020, respectively. Deferred compensation expense (income) included in marketing, general, administrative, and engineering were $1,564 and $(387) for the twelve months ended March 31, 2021 and 2020, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other expense on our consolidated statements of comprehensive income. Our unrealized (gains)/losses on investments were  $(1,635) and $498 for the twelve months ended March 31, 2021 and 2020, respectively.

14. Restructuring and Other Charges/(income)
During fiscal 2021, we enacted certain restructuring initiatives to align our cost structure with the decline in demand for our products and services primarily due to COVID-19 and supply/demand fluctuations in commodity prices. Moreover, during fiscal 2021, the Company terminated approximately 252 people (both hourly and salaried positions) and incurred $5,748 in one-time severance costs. These charges were recorded to restructuring and other charges/(income) in our consolidated statements of operations and comprehensive income/(loss).
In addition, we incurred $429 in lease impairment costs primarily related to one of our Canadian facilities that was substantially vacated by December 31, 2020, as the Company executed efforts to optimize its global manufacturing footprint. We also exercised the early termination option for one of our existing leases in Canada, which resulted in the remeasurement of the related right-of-use asset and lease liability and accelerated the lease amortization and expense to align with the cease use date of the facility. We substantially vacated the facility by December 31, 2020. Finally, we early terminated one of our leases in our US-LAM segment. As a result of these abandonments, we recorded a total of $381 in lease abandonment charges during fiscal 2021. We recorded these charges to restructuring and other charges/(income) in our consolidated statements of operations and comprehensive income.
Disposal of South Africa Business

On December 15, 2020, a Sale of Shares Agreement was entered into between one of our consolidated subsidiaries and an investor consortium (the "TSAPL Purchasers"). As a result of this agreement, 100% of the outstanding common shares of our consolidated subsidiary, Thermon South Africa Proprietary Limited (the "South Africa Business"), were sold to the TSAPL Purchasers, with aggregate proceeds of 2,500 South African Rand (ZAR), or $167, as partial satisfaction of an existing note receivable. In addition, Purchasers committed to settle operational receivables attributable to other Company subsidiaries existing at the time of sale.
After evaluating our presence in the region served by the South Africa Business, the Company decided to centralize and consolidate our business structure and streamline our organization. A member of the TSAPL Purchasers was the current general manager of the operations of the South Africa business at the time of sale. This sale is accompanied by a distribution agreement whereby the new owners of the business have agreed to distribute our products, continuing the Company's presence in the region. We believe this is an opportunity to optimize the business while pivoting to a new relationship that will better enable us to serve our customers.
As a result of the sale and in accordance with Impairment and Disposal of Long-Lived Assets ("ASC 360"), we recognized a loss on the sale of a business of $2,065, which included the impact of a currency translation adjustment of $828. This loss was recognized within restructuring and other charges/(income) on the consolidated statements of operations and comprehensive income/(loss). The reported loss on sale of stock is not deductible for tax. Prior to the disposal, the South Africa Business's results were reported within the "Europe, Middle East and Africa" segment.
Restructuring and other charges/(income) by reportable segment were as follows:

Year Ended March 31, 2021
United States and Latin America	$3,563
Canada	2,591
Europe, Middle East and Africa	2,459
Asia-Pacific	10
$8,623
Restructuring activity related to severance activity described above recorded in "Accrued liabilities" on the condensed consolidated balance sheets is summarized as follows for fiscal 2021:

Beginning balance, April 1, 2020	$—
Costs incurred	5,748
Less cash payments	(5,091)
Ending balance, March 31, 2021	$657
We believe we are substantially complete with accruing costs related to restructuring activities as of the end of fiscal 2021.

15. Commitments and Contingencies

At March 31, 2021, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $6,905. Of this amount, $1,066 is secured by cash deposits at the Company's financial institutions and an additional $3,314 represents a reduction of the available amount of the Company's short term and long-term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2021 and 2020, was approximately $1,667 and $2,769, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. Our Indian subsidiary also has $4,938 in customs bonds outstanding to secure the Company's customs and duties obligations in India.

    The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,768, $2,679, and $3,809 in fiscal 2021, 2020, 2019, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2022	$1,087
2023	896
Total	$1,983

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2021, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.

In addition to the legal proceedings described above, in January 2020, the Company received service of process in a class action application in the Superior Court of Quebec, Montreal, Canada related to certain heating elements previously manufactured by THS and incorporated into certain portable construction heaters sold by certain manufacturers. The Company believes this claim is without merit and intends to vigorously defend itself against the claim. While the Company continues to dispute the allegations, in March 2021, it reached an agreement in principle with the plaintiff and other defendants to resolve this matter without admitting to any liability; such agreement remains subject to the agreement of the parties on the terms of a definitive settlement agreement. Settlement of this matter on the agreed terms will require the Company to contribute an amount that would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The settlement is subject to, among other things, approval by the Superior Court.

    As of March 31, 2021, the Company has accrued $4,380 as estimated additional cost related to the operational execution of a project in our US-LAM segment.
Changes in the Company's warranty reserve are as follows:

Balance at March 31, 2018	$300
Reserve for warranties issued during the period	300
Settlements made during the period	(235)
Balance at March 31, 2019	$365
Reserve for warranties issued during the period	160
Settlements made during the period	(48)
Balance at March 31, 2020	$477
Reserve for warranties issued during the period	217
Settlements made during the period	(444)
Balance at March 31, 2021	$250

16. Stock-Based Compensation Expense

The Board of Directors has adopted and the shareholders have approved three stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans ("2010 Plan") was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the Board of Directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP made available 2,893,341 shares of the Company's common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractor's compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan, the 2011 LTIP, and the 2020 LTIP are referred to as the "Stock Plans." The Company does not hold any shares of its own stock as treasury shares. Accordingly, the vesting of restricted stock units and performance stock units and the exercise of stock options result in the issuance of additional new shares of the Company's stock.
Unvested options outstanding are scheduled to cliff vest over three years with 100% vesting on the third anniversary date of the grant. Stock options must be exercised within 10 years from date of grant. Stock options were issued with an exercise price which was equal to the market price of our common stock at the grant date. We account for forfeitures as they occur, rather than estimate expected forfeitures.

Stock Options

A summary of stock option activity under our Stock Plans for fiscal 2021, 2020, and 2019 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2018	365,624	$9.09
Exercised	(37,906)	10.44
Forfeited	(279)	21.52
Balance at March 31, 2019	327,439	$8.92
Exercised	(185,792)	6.24
Forfeited	(4,295)	18.69
Balance at March 31, 2020	137,352	$12.25
Granted	71,780	14.28
Exercised	(71,492)	6.81
Forfeited	(16,171)	14.28
Expired	(10,068)	14.73
Balance at March 31, 2021	111,401	$16.53
For fiscal 2021, 2020, and 2019 the intrinsic value of stock option exercises was $646, $3,240, and $555, respectively. During fiscal 2021, no options exercised will be transacted in the first quarter of fiscal year ending March 31, 2022.

	Unvested Options
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2018	19,000	$5.89
Vested	(9,500)	5.89
Balance at March 31, 2019	9,500	$5.89
Vested	(9,500)	5.89
Balance at March 31, 2020	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2021	—	$—
For fiscal 2021, 2020, and 2019, we recorded stock-based compensation of $3,728, $4,960, and $4,148, respectively. As of March 31, 2021, there was no unrecognized expense related to unvested stock option awards.

The following table summarizes information about stock options outstanding as of March 31, 2021:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2021	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2021
$12.00	10,470	0.1	$12.00	$78,420	10,470	0.1	$12.00	$78,420
$14.28	55,609	9.2	14.28	289,723	—	0	14.28	—
$19.64	28,499	5.8	19.64	(4,275)	28,499	5.8	19.64	(4,275)
$21.52	16,823	1.3	21.52	(34,150)	16,823	1.3	21.52	(34,150)
$12.00 - $21.52	111,401	6.3	$16.53	$329,718	55,792	3.3	$18.77	$39,995
    The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $19.49 as of March 31, 2021, which would have been received by the option holders had all option holders exercised as of that date.
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
    During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2021 and fiscal 2020, we issued 52,098 and 26,608 fully vested common shares which had a total fair value of $712 and $660 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2021, there were no outstanding restricted stock awards.

    The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2021, fiscal 2020, and fiscal 2019.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2018	229,112	$19.55
Granted	115,378	23.44
Released	(101,874)	19.93
Forfeited	(5,591)	19.98
Balance of unvested units at March 31, 2019	237,025	$21.26
Granted	122,747	22.17
Released	(117,216)	20.39
Forfeited	(5,850)	21.81
Balance of unvested units at March 31, 2020	236,706	$22.14
Granted	222,679	13.75
Released	(115,504)	21.33
Forfeited	(39,357)	16.95
Balance of unvested units at March 31, 2021	304,524	$12.96

Based on our closing stock price of $19.49, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2021 was $5,935. Total unrecognized expense related to unvested restricted stock awards was approximately $2,994 as of March 31, 2021. We anticipate this expense to be recognized over a weighted average period of approximately 1.8 years.

Performance Stock Units. During fiscal 2021, 2020, and 2019, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $1,947, $2,285 and $1,654, respectively. For the fiscal 2021 awards, the performance indicator for these awards is a combination of stock price and the Company's Adjusted EBITDA. The target number of shares is 49,716 and 86,634 for the stock price awards and Adjusted EBITDA awards, respectively. For those awards utilizing a stock price indicator, the stock price indicator measures our stock price relative to a predetermined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market-based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market based units will be expensed over three years, whether or not the market condition is met. For those awards utilizing an Adjusted EBITDA indicator, the Adjusted EBITDA indicator establishes the target Adjusted EBITDA for each of the three years ending March 31, 2023. Since these are performance based stock awards, the Company will make estimates of periodic expense until the Adjusted EBITDA target is known and the expense for actual number of shares earned is determinable.

During fiscal 2021 and 2020, certain Adjusted EBITDA-based performance stock awards that were scheduled to vest did not meet the minimum Adjusted EBITDA indicator. Accordingly, 130,835 and 5,153 of previously outstanding performance stock units were forfeited during fiscal 2021 and 2020, respectively. For performance stock units, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

    The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2021.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2019	68,178	0	136,356
Fiscal 2020	92,394	0	184,788
Fiscal 2021	136,350	0	272,700

    In fiscal 2021, 2020 and 2019, the performance objectives for 4,476, 79,144 and 36,611 awards, respectively, were earned.

    At March 31, 2021, there was $1,461 in stock compensation that remained to be expensed, which will be recognized over a period of 1.5 years.

17. Other Income/(Expense)

Other expense consisted of the following:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Foreign currency transaction gain/(loss)	$1,095	$(143)	$353
Loss on foreign exchange forwards	(811)	(437)	(125)
Gain/(loss) on investments from deferred compensation plan	1,635	(498)	(50)
Other income/(expense)	216	(480)	(69)
Total	$2,135	$(1,558)	$109

18. Income Taxes

Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Current provision:
Federal provision	$(4,662)	$(759)	$3,507
Foreign provision	6,098	9,359	11,951
State provision	197	279	681
Deferred provision:
Federal deferred benefit	(1,880)	(796)	(2,083)
Foreign deferred benefit	(1,084)	(2,895)	(3,964)
State deferred benefit	(107)	(46)	(119)
Total provision for income taxes	$(1,438)	$5,142	$9,973

    Deferred income tax assets and liabilities were as follows:

	March 31,
	2021	2020
Deferred tax assets:
Accrued liabilities and reserves	$3,537	$2,915
Stock option compensation	593	896
Foreign deferred benefits	1,954	2,119
Net operating loss carry-forward	1,224	1,545
Inventories	383	377
Interest limitation	204	—
Capitalized transaction costs	119	149
Foreign tax credit carry forward	721	458
Valuation allowance	(282)	(757)
Total deferred tax assets	$8,453	$7,702
Deferred tax liabilities:
Intangible assets	$(5,959)	$(6,334)
Intangible and other - foreign	(16,789)	(16,189)
Property, plant and equipment	(3,162)	(4,004)
Prepaid expenses	(227)	(154)
Unrealized loss on hedge	—	(42)
Undistributed foreign earnings	(820)	(320)
Total deferred tax liabilities	$(26,957)	$(27,043)
Net deferred tax asset (liability)	$(18,504)	$(19,341)

The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic and foreign deferred tax assets, net of valuation allowance reserves.

    The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
U.S.	$(15,447)	$(8,603)	$44
Non-U.S.	15,174	25,681	33,098
Income from continuing operations	$(273)	$17,078	$33,142

The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Notional U.S. federal income tax expense at statutory rate	$(57)	$3,586	$6,960
Adjustments to reconcile to the income tax provision:
Impact of U.S. global intangible tax	(1,859)	926	946
U.S. net operating loss carry-back rate difference	(1,470)	—	—
South Africa divestiture	526	—	—
Rate difference-international subsidiaries	513	1,181	1,366
Transition tax for United States tax reform	—	—	(1,118)
Impact on deferred tax liability for statutory rate change	332	(1,231)	—
Undistributed foreign earnings	359	259	313
U.S. state income tax provision, net	48	143	408
Charges/(benefits related to uncertain tax positions	79	(408)	1,137
Non-deductible charges	239	349	517
Change in valuation allowance	(475)	152	(280)
Other, net	327	185	(276)
Provision for income taxes	$(1,438)	$5,142	$9,973

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
    Consistent with provisions allowed under the Tax Act, the net $4,007 calculated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019. At March 31, 2020, $2,478 of the Transition Tax liability is included in “Other liabilities- long-term” in the consolidated balance sheets.
    The net benefit of $3,097 related to deferred tax assets and liabilities is primarily associated with a reduction in deferred liabilities for unamortized intangible assets. Since these intangible assets are not tax deductible, the reduction of the liability is non-cash and will not reduce future tax payments.
Given the Tax Act’s significant changes and the opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  At March 31, 2021 we have accrued $1,073 as an additional deferred tax liability associated with the future repatriation of earnings from jurisdictions that withhold taxes on foreign paid dividends.
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

During the year ended March 31, 2021, the Company recorded discrete tax benefits of $1,859 related to updated Internal Revenue Service rules regarding the United States Global intangible low-taxed income or ("GILTI tax") and related tax planning elections associated with the GILTI tax rule changes. Under the new rules, Thermon was able to reduce previously incurred GILTI tax under the high tax exception rules. Included with this benefit are certain tax elections that resulted in the reduction of previous tax expense.

During the year ended March 31, 2021, the Company incurred a taxable loss within its operations in the United States. As a result, the net operating loss was available to be carried back to the Company's 2016 tax year when the federal tax rate was 35%. The rate differential resulted in a discrete tax benefit of $1,470.

The loss on the capital stock sale of the South Africa Business, referred to in Note 14, "Restructuring and other charges/(income)," was not deductible for income tax. This resulted in approximately $526 of discrete tax expense during the fiscal 2021.

During the twelve months ended March 31, 2020, the Company recorded the impact of a prospective income tax rate reduction in the tax jurisdictions of Alberta, Canada and the Netherlands. The scheduled rate reductions of 4% and 3%, respectively, resulted in a net reduction of deferred tax liabilities of $1,231 reported as a benefit to tax expense. In fiscal 2021, the Netherlands reversed their prospective tax reduction. Accordingly, the Company adjusted its deferred tax liability resulting in additional tax expense $332.

    As of March 31, 2021, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $4,421. Of this amount, $1,320 may be carried forward indefinitely. As of March 31, 2021, the tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

    At March 31, 2020, reserves for uncertain tax position consisted of uncertain tax positions related to the final Transition Tax that we determined could be overturned if the calculations were examined by tax authorities. The reserves for the Transition Tax will remain subject to examination until January 2025. No reserves are expected to be released within twelve months. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Beginning balance	$729	$1,137
Release of reserve	—	(463)
Interest and penalties on prior reserves	79	55
Reserve for uncertain income taxes	$808	$729

19. Segment Information

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
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Sales to External Customers:
United States and Latin America	$95,441	$155,465	$165,648
Canada	90,853	128,364	127,392
Europe, Middle East and Africa	54,219	53,762	77,508
Asia-Pacific	35,668	45,895	42,094
	$276,181	$383,486	$412,642
Inter-segment Sales:
United States and Latin America	$40,793	$48,891	$52,662
Canada	7,272	4,764	6,231
Europe, Middle East and Africa	2,003	2,890	3,406
Asia-Pacific	1,221	991	859
	$51,289	$57,536	$63,158
Depreciation Expense:
United States and Latin America	$6,290	$6,304	$4,935
Canada	4,454	3,462	3,616
Europe, Middle East and Africa	341	551	466
Asia-Pacific	192	185	177
	$11,277	$10,502	$9,194
Amortization of Intangibles:
United States and Latin America	$1,464	$5,752	$5,841
Canada	7,301	9,665	12,515
Europe, Middle East and Africa	453	1,292	1,351
Asia-Pacific	227	1,064	1,064
	$9,445	$17,773	$20,771
Income/(Loss) from Operations:
United States and Latin America	$(9,119)	$6,346	$16,421
Canada	15,242	24,946	20,601
Europe, Middle East and Africa	3,181	1,196	11,295
Asia-Pacific	3,917	6,628	5,847
Unallocated:
Public company costs	(1,716)	(1,493)	(1,507)
Stock compensation	(3,728)	(4,960)	(4,148)
	$7,777	$32,663	$48,509

	March 31, 2021	March 31, 2020
Fixed Assets:
United States and Latin America	$36,155	$39,815
Canada	32,583	28,703
Europe, Middle East and Africa	3,141	3,246
Asia-Pacific	751	778
	$72,630	$72,542
Total Assets:
United States and Latin America	$218,699	$239,751
Canada	287,907	270,055
Europe, Middle East and Africa	77,798	73,334
Asia-Pacific	33,474	37,765
	$617,878	$620,905

    At March 31, 2021 and 2020, non-current deferred tax assets of $5,557 and $4,483 respectively, were applicable to the United States.
    Capital expenditures by geographic area were as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Capital Expenditures:
United States and Latin America	$3,075	$5,607	$8,432
Canada	4,866	4,221	2,753
Europe, Middle East and Africa	68	654	612
Asia-Pacific	123	373	239
	$8,132	$10,855	$12,036

20. Subsequent Events

    No subsequent events have been identified for the fiscal year ended March 31, 2021.

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

Management's Annual Report on Internal Control Over Financial Reporting

    We, as management, are responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2021, our internal control over financial reporting is effective.
    KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2021 included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. The report is included in Item 8 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Executive Officers

The following table and biographies set forth certain information about our current executive officers (collectively, the "Executive Officers"). The names, positions and ages of the Executive Officers as of May 27, 2021, are listed below. Our Executive Officers are appointed by the Board and serve at the discretion of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Executive Officer	Title	Age
Bruce Thames	President & Chief Executive Officer	58
Kevin Fox	Senior Vice President, Chief Financial Officer	37
David Buntin	Senior Vice President, Thermon Heat Tracing	51
Thomas Cerovski	Senior Vice President, Global Sales	49
Candace Harris-Peterson	Vice President, Human Resources	42
Mark Roberts	Senior Vice President, Global Engineering and Project Services	60
Johannes (René) van der Salm	Senior Vice President, Global Operations	57
Ryan Tarkington	General Counsel & Corporate Secretary	40

Bruce A. Thames joined the Company in April 2015 as Executive Vice President and Chief Operating Officer. He was promoted to President and Chief Executive Officer and appointed as a member of the Board on April 1, 2016. Prior to joining Thermon, Mr. Thames was Senior Vice President and Chief Operating Officer of TD Williamson in Tulsa, Oklahoma, a position he held since 2012. TD Williamson manufactures and delivers a portfolio of solutions to the owners and operators of pressurized piping systems for onshore and offshore applications. He joined TD Williamson in 2005 as Vice President, North America and also served as Vice President and General Manager, Eastern Hemisphere from 2010 to 2012. Mr. Thames began his career with Cooper Industries (formerly Intool), where he spent twelve years in various roles within the product engineering, marketing and operations groups. Mr. Thames then joined GE Energy (formerly Dresser Flow Solutions) ("Dresser") and served primarily as the Director of North American Operations and Product Director for Ball Valves globally for Dresser's Valve Group during his tenure from 2002 to 2005. Mr. Thames holds a B.S. in Mechanical Engineering from The University of Texas at Austin.

Kevin Fox joined the Company in March 2019 as Vice President, Corporate Development, in which he managed the Corporate Development, Investor Relations and the global Marketing activities of the Company. He was promoted to Senior Vice President, Chief Financial Officer in February 2021. Prior to joining Thermon, Mr. Fox served in various roles of increasing responsibility in strategy, corporate development and finance with General Electric from 2006 to 2019. Mr. Fox holds a B.A. from Boston College and a M.B.A. from Northwestern University’s Kellogg School of Management.

David Buntin joined the Company in January 2017 as Senior Vice President, Research and Development. In May 2019, Mr. Buntin was promoted to Senior Vice President, Thermon Heat Tracing. Prior to joining the Company, from 2007 to 2016, Mr. Buntin served first as Vice President, Engineering and R&D, and then as Chief Operating Officer for Enovation Controls, Inc., a company that provides instrumentation, displays, controls, and fuel systems for natural gas engines and compressors as well as industrial and marine equipment. Before joining Enovation Controls, Inc., from 1998 to 2007, Mr. Buntin served as the Vice President of Engineering for SecureLogix Corporation, a successful high-tech startup providing telephony and voice-over-IP security solutions. Prior to SecureLogix Corporation, from 1994 to 1998, Mr. Buntin served in various engineering roles of increasing responsibility with Southwest Research Institute. Mr. Buntin holds a B.S. in electrical engineering from Baylor University and a M.S. in electrical engineering from Texas A&M University.

Thomas Cerovski joined the Company in January 2019 as Senior Vice President, Global Sales, where Mr. Cerovski manages the Company's profit and loss business units and commercial organization. Prior to joining the Company, from 2018 until 2019, Mr. Cerovski was the Senior Vice President, Global Sales and Business Development for Trojan Battery Company, a leading manufacturer of deep-cycle batteries. From 2013 through 2018, Mr. Cerovski held various positions at Dover Corporation, a conglomerate manufacturer of industrial products, including Vice President and General Manager, Dispenser

Business Unit, and Vice President, Product and Technology Services, Wayne Fueling Systems. Prior to joining Dover Corporation, Mr. Cerovski served for fourteen (14) years in various positions with General Electric Company. Mr. Cerovski began his career at the Nuclear Regulatory Commission. Mr. Cerovski brings more than twenty-five (25) years of energy industry leadership experience in positions ranging from engineering, product management, sales, business development, and business unit management. Mr. Cerovski holds a B.S. from Montana State University, a M.S. from Purdue University, and a M.B.A. from George Washington University.

Candace Harris-Peterson joined the Company in January 2017 as Vice President of Human Resources. Prior to joining the Company, from 2006 to 2016, Ms. Harris-Peterson was the Senior Business Partner, Global Sales and Services for TD Williamson, Inc., a global solutions provider to the owners and operators of pressurized piping systems for onshore and offshore applications. Ms. Harris-Peterson holds a B.A. in organizational leadership from Chapman University in Orange, California.

Mark Roberts joined the Company in October 2016 as Vice President of Global Engineering and Project Services. Prior to joining the Company, from September 2011 to September 2015, Mr. Roberts served as Vice President, Executive Vice President and President of Audubon Engineering Company, LLC, a professional Engineering Firm. During his thirty-five (35) year career in the energy industry, Mr. Roberts has held executive and management positions within technical sales, business development, engineering and business unit management. Mr. Roberts holds a B.S. in chemical engineering from The University of Texas at Austin.

Johannes (René) van der Salm joined the Company in October 2001 as European Logistics Manager based at the Company's European headquarters in Pijnacker, the Netherlands. In 2006, Mr. van der Salm was promoted to Vice President, Manufacturing and Logistics. During that period, he divided his time between the Company's offices in the United States and Europe. In 2007, Mr. van der Salm was promoted to Senior Vice President, Operations and permanently relocated to Texas. He was instrumental in the global implementation of the Company’s enterprise resource planning software. In 2011, Mr. van der Salm was promoted to Senior Vice President, Global Operations. After completing his undergraduate studies and a period of military service, Mr. van der Salm worked in a number of positions within the petrochemical industry prior to joining Thermon, including as a sales engineer, a project manager and a production manager. Mr. van der Salm holds a B.S. in mechanical engineering from Amsterdam Technical University.

Ryan Tarkington joined the Company in February 2019 as General Counsel and Corporate Secretary. Prior to joining the Company, from 2011 to 2019, Mr. Tarkington served in various capacities with several international companies in the offshore drilling industry, including as Senior Counsel for Rowan Companies plc from 2017 through 2019, as Associate General Counsel for Paragon Offshore plc from 2014 through 2017 and as Senior Counsel for Transocean Ltd. from 2011 through 2014. Mr. Tarkington began his career at the law firm of Vinson & Elkins L.L.P. Mr. Tarkington holds a B.A. from Rice University and a J.D. from The University of Texas School of Law.

Information concerning our directors will appear in our proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before July 29, 2021 (the “2021 Proxy Statement”) under the caption “Directors.” Such information is incorporated herein by reference.

Information concerning our Audit, Human Capital Management and Compensation, Finance, and Nominating and Corporate Governance Committees will appear in 2021 Proxy Statement under the caption “Corporate Governance.” Such information is incorporated herein by reference. Our committee charters and corporate governance guidelines are available on our Investor Relations website located at http://ir.thermon.com.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which we refer to as our “code of conduct,” that applies to all of our employees, officers and directors. Our code of conduct is available on our Investor Relations website located at http://ir.thermon.com. Stockholders can also obtain a free copy of our code of conduct by writing to the General Counsel, Thermon Group Holdings, Inc., 7171 Southwest Parkway, Building 300, Suite 200, Texas 78735. We will post any amendments to our code of conduct, and any waivers that are required to be disclosed pursuant to SEC or NYSE rules, on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2021 is set forth in the table below.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of March 31, 2021. Specifically, the table provides information regarding our stock plans, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	632,240	$16.53	1,330,421
Equity plans not approved by security holders	—	$—	—
Total(4)	632,240		1,330,421

(1)    Excludes securities reflected in the column entitled "Number of securities to be issued upon exercise of outstanding equity awards."

(2)    On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP authorized the issuance of 2,893,341 equity awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractor's compensation in the form of stock options or restricted stock awards.

(3)    At March 31, 2021, the Company had outstanding under the LTIP: (i) 111,401 stock options, with a weighted average exercise price of $18.77, (ii) 304,524 unvested restricted stock units, with a weighted average grant date fair value of $22.14, and (iii) 296,922 performance units (assuming satisfaction of the performance metric at target and 593,844 at maximum), with a weighted average grant date fair value of $20.80.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report:

1.    Financial Statements: Included herein at pages 39 through 77

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

Certain of the agreements included as exhibits to this annual report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in such agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•were made only as of the date of the applicable agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.

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
Employee Share Agreement, dated October 3, 2017, by 2071827 Alberta Ltd. and certain current and former employee shareholders of CCI Thermal Technologies Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on October 10, 2017)

2.3
Real Property Agreement, dated October 30, 2017, by and between 2071827 Alberta Ltd. and Whitemud Place Properties (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed on November 3, 2017)

3.1
Second Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of May 10, 2011 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 13, 2011)

3.2
Amended and Restated Bylaws of Thermon Group Holdings, Inc., effective as of November 3, 2020 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q filed on November 5, 2020)

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

10.5†	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)

10.6†
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)

10.7†
Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.8†
Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 of the registrant filed on February 2, 2011)

10.9†
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

10.10†
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.11†	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)

10.12†
Form of Employee Adjusted EBITDA Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on May 31, 2016)

10.13†
Form of Employee RTSR Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)

10.14†
Form of Employee Restricted Stock Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed May 31, 2016)

10.15†
Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2020)

10.16†
Form of Employee Relative TSR Performance Stock Unit Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2020)

10.17†
Form of Employee Adjusted EBITDA Performance Stock Unit Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2020)

10.18†
Form of Employee Stock Option Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2020)

10.19†	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)

10.20†	Thermon Group Holdings, Inc. Executive Severance Plan, effective as of March 6, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 11, 2020)

10.21†
Transition and Consulting Agreement and General Release, dated December 11, 2020, between Jay Peterson and Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed February 4, 2021)

10.22†*	Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan*

21.1*	Subsidiaries of Thermon Group Holdings, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Kevin Fox, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Kevin Fox, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders'/Members' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 27, 2021	By:	/s/ Kevin Fox
Kevin Fox
Senior Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
May 27, 2021	President and Chief Executive Officer	By:
	(Principal Executive Officer); Director		Bruce Thames

May 27, 2021	Chief Financial Officer, Senior Vice President	By:
	(Principal Financial and Principal Accounting Officer)		Kevin Fox

May 27, 2021	Chairman of the Board	By:
John T. Nesser III

May 27, 2021	Director	By:
John U. Clarke

May 27, 2021	Director	By:
Linda Dalgetty

May 27, 2021	Director	By:
Roger L. Fix

May 27, 2021	Director	By:
Marcus J. George

May 27, 2021	Director	By:
Kevin J. McGinty