Form 10-K/A
period 2021-03-31
Thermon Group Holdings, Inc.
filed 2021-05-27
CIK 1489096

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Thermon Group Holdings, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, initially filed on May 27, 2021 (the “Original Annual Report”) to include the signatures of the Company’s board of directors and principal executive officer and principal financial and principal accounting officer where such signatures were inadvertently omitted in the Original Annual Report as well as the signatures of the Company’s chief executive officer and chief financial officer in the certifications filed as Exhibits 31 and 32 thereto. The signatures were timely provided by these individuals and received by the Company at the time of filing the Original Annual Report. This Amendment does not change any previously reported financial results or otherwise amend the Original Annual Report as previously filed, except as noted immediately above. Furthermore, this Amendment does not update or otherwise amend the Original Annual Report as previously filed for changes in events, estimates or other developments subsequent to the date of the filing of the Original Annual Report on May 27, 2021.

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

Date	Title		Signatures
May 27, 2021	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 27, 2021	Chief Financial Officer, Senior Vice President	By:	/s/ Kevin Fox
	(Principal Financial and Principal Accounting Officer)		Kevin Fox

May 27, 2021	Chairman of the Board	By:	/s/ John T. Nesser III
John T. Nesser III

May 27, 2021	Director	By:	/s/ John U. Clarke
John U. Clarke

May 27, 2021	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

May 27, 2021	Director	By:	/s/ Roger L. Fix
Roger L. Fix

May 27, 2021	Director	By:	/s/ Marcus J. George
Marcus J. George

May 27, 2021	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty