Form 10-Q
period 2021-06-30
Thermon Group Holdings, Inc.
filed 2021-08-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 33,331,372 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED June 30, 2021

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,052	$40,124
Accounts receivable, net of allowances of $1,941 and $2,074 as of June 30, 2021 and March 31, 2021, respectively	74,133	74,501
Inventories, net	64,395	63,790
Contract assets	16,089	11,379
Prepaid expenses and other current assets	9,322	8,784
Income tax receivable	9,533	8,231
Total current assets	$214,524	$206,809
Property, plant and equipment, net of depreciation and amortization of $58,787 and $55,555 as of June 30, 2021 and March 31, 2021, respectively	70,951	72,630
Goodwill	215,072	213,038
Intangible assets, net	102,672	103,784
Operating lease right-of-use assets	12,265	12,619
Deferred income taxes	2,615	2,586
Other long-term assets	6,726	6,412
Total assets	$624,825	$617,878
Liabilities
Current liabilities:
Accounts payable	$22,483	$19,722
Accrued liabilities	20,046	23,517
Current portion of long-term debt	2,500	2,500
Contract liabilities	4,059	2,959
Lease liabilities	3,658	3,511
Income taxes payable	678	219
Total current liabilities	$53,424	$52,428
Long-term debt, net	142,601	143,017
Deferred income taxes	21,880	21,088
Non-current lease liabilities	11,770	12,373
Other non-current liabilities	10,264	9,811
Total liabilities	$239,939	$238,717
Commitments and contingencies (Note 9)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,307,460 and 33,225,808 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	232,049	231,322
Accumulated other comprehensive loss	(31,787)	(35,919)
Retained earnings	184,591	183,725
Total equity	$384,886	$379,161
Total liabilities and equity	$624,825	$617,878
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Sales	$71,155	$56,848
Cost of sales	42,986	32,729
Gross profit	28,169	24,119
Operating expenses:
Selling, general and administrative expenses	21,401	24,390
Deferred compensation plan expense	332	530
Amortization of intangible assets	2,236	3,033
Restructuring and other charges/(income)	(414)	2,921
Income/(loss) from operations	4,614	(6,755)
Other income/(expenses):
Interest expense, net	(2,165)	(2,555)
Other income/(expense)	66	732
Income/(loss) before provision for income taxes	2,515	(8,578)
Income tax expense/(benefit)	1,648	(2,493)
Net income/(loss)	$867	$(6,085)
Comprehensive income/(loss):
Net income/(loss)	$867	$(6,085)
Foreign currency translation adjustment	4,195	9,475
Other miscellaneous income/(loss)	(64)	(380)
Comprehensive income/(loss)	$4,998	$3,010
Net income/(loss) per common share:
Basic	$0.03	$(0.18)
Diluted	0.03	(0.18)
Weighted-average shares used in computing net income per common share:
Basic	33,259,804	32,986,451
Diluted	33,461,635	32,986,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,725	$(35,919)	$379,161
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	97
Issuance of common stock as deferred compensation to employees	23,858	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	42,326	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,368	—	—	—	—	—
Stock compensation expense	—	—	1,178	—	—	1,178
Repurchase of employee stock units on vesting	—	—	(548)	—	—	(548)
Net income/(loss)	—	—	—	867	—	867
Foreign currency translation adjustment	—	—	—	—	4,195	4,195
Other	—	—	—	(1)	(63)	(64)
Balances at June 30, 2021	33,307,460	$33	$232,049	$184,591	$(31,787)	$384,886

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	81,995	—	437	—	—	437
Issuance of common stock as deferred compensation to employees	39,458	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	63,477	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,520	—	—	—	—	—
Stock compensation expense	—	—	1,133	—	—	1,133
Repurchase of employee stock units on vesting	—	—	(557)	—	—	(557)
Net income/(loss)	—	—	—	(6,085)	—	(6,085)
Foreign currency translation adjustment	—	—	—	—	9,475	9,475
Other	—	—	—	—	(380)	(380)
Balances at June 30, 2020	33,115,268	$33	$228,754	$176,474	$(54,799)	$350,462

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating activities
Net income/(loss)	$867	$(6,085)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,291	5,762
Amortization of deferred debt issuance costs	223	258
Stock compensation expense	1,178	1,133
Deferred income taxes	491	(654)
Release of reserve for uncertain tax positions, net	19	—
(Gain)/Loss on long-term cross currency swap	61	1,805
Remeasurement gain on intercompany balances	(1,493)	(3,153)
Loss on sale of business, net of cash surrendered	311	—
Changes in operating assets and liabilities:
Accounts receivable	1,209	21,248
Inventories	39	(7,914)
Contract assets	(3,456)	1,794
Other current and non-current assets	(691)	(903)
Accounts payable	2,501	(4,341)
Accrued liabilities and non-current liabilities	(3,259)	(1,801)
Income taxes payable and receivable	(814)	(3,797)
Net cash provided by/(used in) operating activities	$2,477	$3,352
Investing activities
Purchases of property, plant and equipment	(873)	(2,059)
Sale of rental equipment	21	6
Net cash provided by/(used in) in investing activities	$(852)	$(2,053)
Financing activities
Proceeds from revolving credit facility	7,959	37,189
Payments on long-term debt and revolving credit facility	(8,759)	(34,294)
Proceeds from exercise of stock options	97	437
Repurchase of employee stock units on vesting	(548)	(557)
Payments on finance leases	(40)	(74)
Net cash provided by/(used in) financing activities	$(1,291)	$2,701
Effect of exchange rate changes on cash, cash equivalents and restricted cash	604	1,009
Change in cash, cash equivalents and restricted cash	938	5,009
Cash, cash equivalents and restricted cash at beginning of period	42,450	46,007
Cash, cash equivalents and restricted cash at end of period	$43,388	$51,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation and Accounting Policy Information
Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a provider of highly engineered industrial process heating solutions for process industries. Our core thermal solutions product - also referred to as heat tracing - provides an external heat source to pipes, vessels and instruments for the purposes of freeze protection, temperature and flow maintenance, environmental monitoring, and surface snow and ice melting. In addition to our heat tracing products, we also provide (i) industrial process heating solutions focused on advanced heating and filtration for industrial and hazardous area applications, which are sold under our Thermon Heating Solutions (or “THS”) brand, and (ii) temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities, which are sold under our Thermon Power Solutions (or “TPS”) brand. As a manufacturer, we offer a full suite of products (such as heating units, heating cables, tubing bundles and control systems) and services (such as design optimization, engineering, installation and maintenance services) required to deliver comprehensive solutions to complex projects.
    Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 ("fiscal 2021"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at June 30, 2021 and March 31, 2021, and the results of our operations for the three months ended June 30, 2021 and 2020. Certain prior year amounts have been reclassified to conform with the current year's presentation.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may continue to negatively impact, global demand for our products and services. Although we believe the general economic environment in which we operate has improved since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods.
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (the “CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential lay-offs of employees. The CEWS, which was made retroactive to March 15, 2020, generally provides “eligible entities” with a wage subsidy of up to 75% of “eligible remuneration” paid to an eligible employee per week, limited to a certain weekly maximum. On September 23, 2020, the Canadian government announced that the CEWS program would be extended through the summer of 2021 and announced certain modifications to the subsidy calculation. Our Canadian operations have benefited from such wage subsidies and have received distributions from the Canadian government during the three month period ended June 30, 2021. During the three months ended June 30, 2021 and 2020, we recorded subsidies for which we qualify in the amount of $939 and $2,417, respectively, as an offset or reduction to the related underlying expenses and assets, accordingly. We anticipate our benefit from the CEWS program to decline in fiscal 2022 as we become less qualified for the subsidy.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2021, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2022 ("fiscal 2022").
Restricted Cash and Cash Equivalents

    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in prepaid expenses and other current assets and restricted cash included in other long-term assets reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30,
	2021	2020
Cash and cash equivalents	$41,052	$48,229
Restricted cash included in prepaid expenses and other current assets	1,968	2,438
Restricted cash included in other long-term assets	368	349
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$43,388	$51,016

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

Recent Accounting Pronouncements

Reference Rate Reform - In March 2020, the FASB issued Accounting Standards Update 2020-04 - Reference Rate Reform ("ASC 848"). The update is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. As of June 30, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period.

Income Taxes - In December 2019, the FASB issued Accounting Standards Update 2019-12 - Income Taxes ("ASC 740"): Simplifying the Accounting for Income Taxes." This ASU amends ASC 740 to simplify certain requirements related to income taxes, specifically as it relates to interim period accounting for changes in tax law and year-to-date loss limitation in interim period accounting. The new standard is effective for fiscal years beginning after December 15, 2020. We adopted this standard effective April 1, 2021, and such adoption did not have a material impact on our consolidated financial statements.
2. Fair Value Measurements
Fair Value
We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value, and expands on required disclosures regarding fair value measurements.
Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The use of inputs in the valuation process are categorized into a three-level fair value hierarchy.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2021 and March 31, 2021, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	June 30, 2021		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$147,875	$147,967	$148,500	$148,871	Level 2 - Market Approach

At June 30, 2021 and March 31, 2021, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
    The Company has entered into a long-term cross currency swap to hedge the currency rate fluctuations related to a $31,313 intercompany receivable at June 30, 2021 from our wholly-owned Canadian subsidiary, Thermon Canada Inc., maturing on October 30, 2022. Periodic principal payments are to be settled twice annually with interest payments settled quarterly through the cross currency derivative contract. We do not designate the cross currency swap as a cash flow hedge under ASC 815, Derivatives and Hedging ("ASC 815"). We recorded $410 and $1,942 of unrealized mark-to-market losses on the cross currency swap, which is reported as "Other income and expense" in the condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2021 and 2020, respectively. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge liabilities in the amount of $1,344 were included in "Other non-current liabilities" in the condensed consolidated balance sheets as of June 30, 2021, and hedge assets of $1,265 were included in "Other long-term assets" as of March 31, 2021. For the three months ended June 30, 2021, the loss on the long-term cross currency swap derivative contract was offset by unrealized gain on the intercompany note of $461 for a net gain of $51. For the three months ended June 30, 2020, the loss on the long-term cross currency swap derivative contract was offset by unrealized gain on the intercompany note of $2,208 for a net gain of $266.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheets at June 30, 2021 and March 31, 2021 were $5,387 and $5,047, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $4,954 and $4,608 included in “Other long-term liabilities” in the condensed consolidated balance sheets at June 30, 2021 and March 31, 2021, respectively. In fiscal 2022, deferred compensation plan expense is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." All amounts related to deferred compensation plan expense have been reclassified to the appropriate line for the periods reflected in this filing. Deferred compensation expense was $332 and $530 for the three months ended June 30, 2021 and 2020, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized gains on investments were $326 and $522 for the three months ended June 30, 2021 and 2020, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2021 and March 31, 2021, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2021	March 31, 2021
Russian Ruble	$2,650	$3,000
Canadian Dollar	6,500	5,500
South Korean Won	1,700	5,000
Mexican Peso	2,000	1,500
Australian Dollar	1,100	900
Great Britain Pound	325	500
Total notional amounts	$14,275	$16,400

The following table represents the fair value of our foreign currency forward contracts:

	June 30, 2021		March 31, 2021
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$76	$18	$61	$32
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $(294) and gains of $91 for the three months ended June 30, 2021 and 2020, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2021 and 2020, our net foreign currency transactions resulted in losses of $(284) and gains of $182, respectively.

3. Restructuring and Other Charges/(Income)
In fiscal 2021, we enacted certain restructuring initiatives to align our current cost structure with the decline in demand for our products and services primarily due to COVID-19 and supply/demand fluctuations in commodity prices. Although we are substantially complete with these initiatives, we recorded the following charges/(income) as it relates to restructuring.
Fiscal 2022 charges/(income)
We recorded $(103) for severance-related activity in our Canadian segment, which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income. Additionally, we recorded $(311) in cash receipts related to receivables existing prior to the sale of our South Africa business, which was completed in fiscal 2021.
Fiscal 2021 charges/(income)
The Company eliminated approximately 111 hourly and salaried positions and incurred $2,921 in one-time severance costs during the three months ended June 30, 2020, which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income.
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

United States and Latin America	$(46)	$2,063
Canada	(186)	858
Europe, Middle East and Africa	(182)	—
Asia-Pacific	—	—
	$(414)	$2,921

Restructuring activity related to severance activity described above recorded in "Accrued liabilities" on the condensed consolidated balance sheets is summarized as follows for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Beginning balance	$657	$—
Costs incurred/(income)	(103)	2,921
Less cash payments	(170)	(2,301)
Ending balance	$384	$620

4. Net Income/(Loss) per Common Share
Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that the performance target will not be met.
The reconciliations of the denominators used to calculate basic and diluted net income/(loss) per common share for the three months ended June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Basic net income/(loss) per common share
Net income/(loss)	$867	$(6,085)
Weighted-average common shares outstanding	33,259,804	32,986,451
Basic net income/(loss) per common share	$0.03	$(0.18)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Diluted net income (loss) per common share
Net income/(loss)	$867	$(6,085)
Weighted-average common shares outstanding	33,259,804	32,986,451
Common share equivalents:
Stock options	2,308	—
Restricted and performance stock units	199,523	—
Weighted average shares outstanding – dilutive (1)	33,461,635	32,986,451
Diluted net income/(loss) per common share(2)	$0.03	$(0.18)

(1) For the three months ended June 30, 2021 and 2020, 65,854 and 283,612 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
(2) As the Company incurred a net loss for the three months ended June 30, 2020, there was no dilutive effect on net loss per common share as common share equivalents are antidilutive. Therefore, both basic and diluted net loss per common share were $(0.18) for the three months ended June 30, 2020.

5. Inventories
Inventories consisted of the following:

	June 30, 2021	March 31, 2021
Raw materials	$34,727	$33,485
Work in process	3,451	4,071
Finished goods	28,175	28,008
	66,353	65,564
Valuation reserves	(1,958)	(1,774)
Inventories, net	$64,395	$63,790

6. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of June 30, 2021 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2021	$62,725	$121,550	$20,139	$8,624	$213,038
Foreign currency translation impact	—	1,775	259	—	2,034
Balance as of June 30, 2021	$62,725	$123,325	$20,398	$8,624	$215,072

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
In the fourth quarter of fiscal 2021, we identified the prolonged economic effects of the COVID-19 pandemic to be an indicator of potential asset impairments in our reporting units. We performed our annual goodwill and tangible impairment assessments including our indefinite life trademarks. We analyzed our reporting units utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. The impairment test for indefinite life trademarks utilized a relief from royalty analysis based on the cash flow streams attributable to the Thermon trademark. Based on the goodwill and assets impairment assessment, the estimated fair value of our reporting units exceeded the carrying value. As such, there was no impairment of goodwill, assets or our indefinite life trademarks as of the respective reporting periods. The most significant inputs in the Company's impairment test are the projected financial information, the weighted average cost of capital and market multiples for similar transactions. If overall economic conditions, the energy market or factors specific to the Company deteriorate significantly, it could negatively impact the Company's future impairment tests. We will continue to monitor our reporting units' goodwill and asset valuations and test for potential impairments.
No triggering events were identified during the three month period ended June 30, 2021 which would indicate that the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2021	Accumulated Amortization	Net Carrying Amount at June 30, 2021	Gross Carrying Amount at March 31, 2021	Accumulated Amortization	Net Carrying Amount at March 31, 2021
Products	$67,217	$(24,646)	$42,571	$66,250	$(22,635)	$43,615
Trademarks	45,883	(1,346)	44,537	45,581	(1,289)	44,292
Developed technology	10,098	(5,648)	4,450	10,028	(5,486)	4,542
Customer relationships	114,553	(103,899)	10,654	113,789	(102,911)	10,878
Certifications	460	—	460	457	—	457
Total	$238,211	$(135,539)	$102,672	$236,105	$(132,321)	$103,784

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2021	March 31, 2021
Accrued employee compensation and related expenses	$10,714	$11,765
Accrued interest	585	648
Customer prepayments	530	283
Warranty reserves	275	250
Professional fees	2,236	2,361
Sales taxes payable	2,286	2,404
Other	3,420	5,806
Total accrued current liabilities	$20,046	$23,517

8. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2021	March 31, 2021
Variable Rate Term Loan, due October 2024, net of deferred debt issuance costs and debt discounts of $2,774 and $2,983 as of June, 2021 and March 31, 2021, respectively	$145,101	$145,517
Less current portion	(2,500)	(2,500)
Total long-term debt	$142,601	$143,017

Senior Secured Credit Facility
On October 30, 2017, the Company, as a credit party and a guarantor, Thermon Holding Corp. (the “U.S. Borrower”) and Thermon Canada Inc. (the “Canadian Borrower”), as borrowers, entered into a credit agreement with several banks and other financial institutions or entities from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”), which provides for a $250,000 seven-year term loan B facility (the “term loan B facility”) made available to the U.S. Borrower and a $60,000 five-year senior secured revolving credit facility made available to the U.S. Borrower and the Canadian Borrower (the “revolving credit facility” and, together with the term loan B facility, the “credit facility”). The proceeds of the term loan B facility were used to (1) pay in full $70,875 principal and interest on a previously issued term loan due April 2019; (2) repay $6,000 in unpaid principal and interest on the U.S. Borrower's revolving line of credit; (3) fund approximately $201,900 CAD of the purchase price of our acquisition (the “CCI acquisition”) of 100% of the equity interests of CCI Thermal Technologies Inc. (“CCI”) and certain related real estate assets for approximately $164,900; and (4) pay certain transaction fees and expenses in connection with the CCI acquisition and the credit facility.

    Interest rates and fees. The U.S. Borrower will have the option to pay interest on the term loan B facility at a base rate, plus an applicable margin, or at a rate based on LIBOR (subject to a floor of 1.00%), plus an applicable margin. The applicable margin for base rate loans is 275 basis points and the applicable margin for LIBOR loans is 375 basis points. The U.S. Borrower may borrow revolving loans in U.S. dollars and the Canadian Borrower may borrow revolving loans in Canadian dollars. Borrowings under the revolving credit facility (a) made in U.S. dollars will bear interest at a rate equal to a base rate, plus an applicable margin of 225 basis points or at a rate based on LIBOR, plus an applicable margin of 325 basis points, and (b) made in Canadian dollars will bear interest at a rate equal to a Canadian base rate, plus an applicable margin of 225 basis points, or at a rate based on Canadian Dollar Offered Rate, plus an applicable margin of 325 basis points; provided, that since the completion of the fiscal quarter ended March 31, 2018, the applicable margins in each case have been determined based on a leverage-based performance grid, as set forth in the credit agreement. In addition to paying interest on outstanding principal under the revolving credit facility, the U.S. Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.50% per annum based on a leverage-based performance grid.
    Maturity and repayment. The revolving credit facility terminates on October 28, 2022. The scheduled maturity date of the term loan facility is October 30, 2024. Commencing on April 1, 2018, the term loan B facility began amortizing in equal quarterly installments of 0.25% or $625 of the $250,000 term loan B facility, with the payment of the balance at maturity. The quarterly principal payment has been presented as payments on long-term debt in the condensed consolidated statement of cash flows. The U.S. Borrower may voluntarily prepay the principal of the term loan B facility without penalty or premium (subject to breakage fees) at any time in whole or in part. The U.S. Borrower is required to repay the term loan B facility with certain asset sale and insurance proceeds, certain debt proceeds and, commencing with the fiscal year ended March 31, 2019, 50% of excess cash flow (reducing to 25% if the Company’s leverage ratio is less than 4.0 to 1.0 but greater than or equal to 3.5 to 1.0, and reducing to 0% if the Company’s leverage ratio is less than 3.5 to 1.0). As of June 30, 2021, the Company's leverage ratio was less than 3.5 to 1.0.
    Accordion. The credit facility allows for incremental term loans and incremental revolving commitments in an amount not to exceed $30,000 and an unlimited additional amount that would not cause the consolidated secured leverage ratio to exceed 4.0 to 1.0 (or, if less, the maximum consolidated leverage ratio permitted by the revolving credit facility on such date).
    At June 30, 2021, we had no outstanding borrowings under our revolving credit facility for the Canadian Borrower line of credit or for the U.S. Borrower line of credit. We did, however, draw down $7,959 and subsequently repaid $8,134 during the three months ended June 30, 2021 from our Canadian Borrower line of credit. This has been presented as such on our condensed consolidated statement of cash flows. As of June 30, 2021, we had $56,213 of available borrowing capacity under our revolving credit facility after taking into account the borrowing base and $3,787 of outstanding letters of credit. The variable rate term loan bears interest at the LIBOR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rate on the variable rate term loan on June 30, 2021 was 4.75%. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income.
    Guarantees and security. The term loan is guaranteed by Thermon Group Holdings, Inc. and all of its current and future wholly-owned domestic material subsidiaries (the “U.S. Subsidiary Guarantors”), subject to certain exceptions. Obligations of the U.S. Borrower under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc. and the U.S. Subsidiary Guarantors. The obligations of the Canadian Borrower under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc., the U.S. Borrower, the U.S. Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the U.S. Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.’s assets and the assets of the U.S. Subsidiary Guarantors, including 100% of the capital stock of the U.S. Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of Thermon Group Holdings, Inc., the U.S. Borrower and the U.S. Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.'s assets, the U.S. Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain a consolidated leverage ratio of 3.75:1.0 for June 30, 2021 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of June 30, 2021, we were in compliance with all financial covenants of the credit facility.
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

9. Commitments and Contingencies
At June 30, 2021, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled approximately $8,845. Of this amount, $1,088 is secured by cash deposits at the Company’s financial institutions and an additional $3,787 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. Our Indian subsidiary also has $4,891 in customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income as period expenses when incurred. As of June 30, 2021, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
As of June 30, 2021, the Company has accrued $2,156 as estimated additional cost related to the operational execution of a project in our US-LAM segment.
10. Revenue
Disaggregation of Revenue
    We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
    Disaggregation of revenues from contracts with customers for the three months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$13,755	$8,901	$22,656	$8,275	$10,368	$18,643
Canada	19,096	6,335	25,431	13,647	5,666	19,313
Europe, Middle East and Africa	6,446	8,488	14,934	6,814	2,653	9,467
Asia-Pacific	4,708	3,426	8,134	4,085	5,340	9,425
Total revenues	$44,005	$27,150	$71,155	$32,821	$24,027	$56,848

Performance Obligations

    At June 30, 2021, revenues associated with our open performance obligations totaled $115,753, representing our backlog. Within this amount, approximately $25,435 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

Contract Assets and Liabilities

    As of June 30, 2021 and March 31, 2021, contract assets were $16,089 and $11,379, respectively. There were no losses recognized on our contract assets for the three months ended June 30, 2021 and 2020. As of June 30, 2021 and March 31, 2021, contract liabilities were $4,059 and $2,959, respectively. The majority of contract liabilities at March 31, 2021 were recognized as revenue as of June 30, 2021. We typically recognize revenue associated with our contract liabilities within 12 months.
11. Income Taxes
Our effective income tax rate, after discrete tax events, was 65.5% before provision for taxes for the three months ended June 30, 2021 and a benefit of 29.1% for the three months ended June 30, 2020. During the three months ended June 30, 2021, the Company recorded a discrete tax expense of $945 related to an increase in withholding tax rates in its Russian subsidiary. Excluding the impact of the increase in withholding tax in Russia, the Company estimates that the effective tax rate will be 26.0% for fiscal year 2022. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
    As of June 30, 2021, we have established a long-term liability for uncertain tax positions in the amount of $827. As of June 30, 2021, the tax years for the fiscal years ended March 31, 2016 through March 31, 2021 remain open to examination by the major taxing jurisdictions to which we are subject.
12. Segment Information
    We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on thermal solutions primarily related to the electrical heat tracing industry. We report the results of our THS product line in all four reportable segments, and the results of our TPS product line in the US-LAM and Canada reportable segments. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Sales to External Customers:
United States and Latin America	$22,656	$18,643
Canada	25,431	19,313
Europe, Middle East and Africa	14,934	9,467
Asia-Pacific	8,134	9,425
	$71,155	$56,848
Inter-Segment Sales:
United States and Latin America	$10,697	$11,273
Canada	2,769	1,492
Europe, Middle East and Africa	412	695
Asia-Pacific	304	173
	$14,182	$13,633
Depreciation Expense:
United States and Latin America	$1,484	$1,538
Canada	1,420	1,032
Europe, Middle East and Africa	105	112
Asia-Pacific	46	47
	$3,055	$2,729
Amortization Expense:
United States and Latin America	$295	$676
Canada	1,906	1,897
Europe, Middle East and Africa	24	364
Asia-Pacific	11	96
	$2,236	$3,033
Income/(Loss) from Operations:
United States and Latin America	$(1,014)	$(8,728)
Canada	4,031	2,159
Europe, Middle East and Africa	2,170	352
Asia-Pacific	1,108	997
Unallocated:
Stock compensation	(1,178)	(1,133)
Public company costs	(503)	(402)
	$4,614	$(6,755)

	June 30, 2021	March 31, 2021
Property, Plant and Equipment, Net:
United States and Latin America	$34,990	$36,155
Canada	32,156	32,583
Europe, Middle East and Africa	3,110	3,141
Asia-Pacific	695	751
	$70,951	$72,630
Total Assets:
United States and Latin America	$220,066	$218,699
Canada	287,125	287,907
Europe, Middle East and Africa	82,301	77,798
Asia-Pacific	35,333	33,474
	$624,825	$617,878

Capital expenditures for our reportable segments were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Capital Expenditures:
United States and Latin America	$318	$1,793
Canada	528	233
Europe, Middle East and Africa	25	20
Asia-Pacific	2	13
	$873	$2,059

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2021 and 2020 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2021 and 2020 as “YTD 2022” and “YTD 2021,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to bid and win new contracts; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) our ability to grow through strategic acquisitions; (xiii) changes in relevant currency exchange rates; (xiv) impairment of goodwill and other intangible assets; (xv) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvi) our ability to protect our trade secrets; (xvii) our ability to protect our intellectual property; (xiii) our ability to protect data and thwart potential cyber-attacks; (xix) a material disruption at any of our manufacturing facilities; (xx) our dependence on subcontractors and third-party suppliers; (xxi) our ability to profit on fixed-price contracts; (xxii) the credit risk associated to our extension of credit to customers; (xxiii) our ability to achieve our operational initiatives; (xxiv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxv) potential liability related to our products as well as the delivery of products and services; (xxvi) our ability to comply with foreign anti-corruption laws; (xxvii) export control regulations or sanctions; (xxviii) changes in government administrative policy; (xxix) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxi) climate change and related regulation of greenhouse gases and those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021 and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil and gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our eight manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil and gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2022 and YTD 2021, approximately 68% and 67%, respectively, of our revenues were generated from outside of the United States. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

    Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services and portable power solutions. Additionally, our Thermon Heating Systems (“THS”) product line offers a suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Our petroleum customers represent a significant portion of our business. We serve all three major categories of customers in the petroleum industry, including in upstream exploration/production, midstream transportation and downstream refining. Overall, demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as “Greenfield” projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as “MRO/UE.” Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by a customer in excess of $1 million annually (excluding sales to resellers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by a customer of less than $1 million annually as MRO/UE revenue, as we believe such revenues are typically derived from MRO/UE. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries that subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations. Our THS product line has been excluded from the Greenfield and MRO/UE calculations as substantially all revenue attributed to THS products would be classified as MRO/UE under these definitions.
    We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at June 30, 2021 was $115.8 million, as compared to $114.2 million at March 31, 2021. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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

Operating expenses. Our selling, general and administrative expenses are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses as well as other costs related to research and development, insurance, professional fees, the global integrated business information system, provisions for bad debts and warranty expense. In addition, our deferred compensation expense includes a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. The expense associated with our deferred compensation plan is titled "Deferred compensation expense" on our condensed consolidated statements of operations and comprehensive income.
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021 and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:

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
We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended June 30,*
	2021	2020
Greenfield	35%	32%
MRO/UE	65%	68%
* THS products have been excluded from the table above. Substantially all revenue attributable to our THS product line would be classified as MRO/UE under the current definitions.
We believe that our analysis of Greenfield and MRO/UE is an important measure to explain the trends in our business to investors. Greenfield revenue is an indicator of both our ability to successfully compete for new contracts as well as the economic health of the industries we serve. Furthermore, Greenfield revenue is an indicator of potential MRO/UE revenue in future years. THS has been excluded from MRO/UE calculations to enhance comparability across periods as most of revenue attributable to the THS product line would be classified as MRO/UE.
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

•Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2022 and YTD 2021, MRO/UE sales (excluding sales attributable to our THS product line) comprised approximately 65% and 68% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.
•Seasonality of MRO/UE revenues. MRO/UE revenues for the legacy heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.

Recent Developments
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. Although we believe the general economic environment in which we operate has improved significantly since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods. The Company enacted certain cost reduction efforts in fiscal 2021 to counter the economic impacts of the COVID-19 pandemic. We believe these specific cost reduction efforts are substantially complete. See Item 1A, "Risk Factors" of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021, for further discussion.
The Company recently received the first order for the recently launched Genesis Network technology, and we continue to invest in our diversification and developing market growth initiatives.
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

No triggering events were identified during the three month period ended June 30, 2021 which would indicate that the fair value of any of our reporting units was less than its carrying amount. We will continue to monitor our reporting units' goodwill and intangible asset valuations and perform qualitative assessments at each interim reporting period.

Results of Operations (Three-month periods ended June 30, 2021 and 2020)
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020 and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/(Decrease)
	(dollars in thousands)
	2021	2020	$	%
Consolidated Statements of Operations Data:
Sales	$71,155	$56,848	$14,307	25%
Cost of sales	42,986	32,729	10,257	31%
Gross profit	$28,169	$24,119	$4,050	17%
Gross margin %	39.6%	42.4%
Operating expenses:
Selling, general and administrative expenses	$21,401	$24,390	$(2,989)	(12)%
Deferred compensation plan expense	332	530	(198)	(37)%
Amortization of intangible assets	2,236	3,033	(797)	(26)%
Restructuring and other charges/(income)	(414)	2,921	(3,335)	(114)%
Income/(loss) from operations	$4,614	$(6,755)	$11,369	(168)%
Other income/(expenses):
Interest expense, net	(2,165)	(2,555)	(390)	15%
Other income/(expense)	66	732	(666)	(91)%
Income before provision for income taxes	$2,515	$(8,578)	$11,093	(129)%
Income tax expense/(benefit)	1,648	(2,493)	4,141	(166)%
Net income/(loss)	$867	$(6,085)	$6,952	114%
Three Months Ended June 30, 2021 (“YTD 2022”) Compared to the Three Months Ended June 30, 2020 (“YTD 2021”)
Revenues. Revenues for YTD 2022 were $71.2 million compared to $56.8 million for YTD 2021, an increase of $14.4 million or 25%, which management attributes to increased demand from our customers, particularly maintenance capital spending in our energy end-markets. Our sales mix (excluding our THS product line) in YTD 2022 was 35% Greenfield and 65% MRO/UE, as compared to 32% Greenfield and 68% MRO/UE in YTD 2021. Greenfield revenue is historically at or near 40% of our total revenue. In YTD 2022, revenues increased in all reportable segments as compared to YTD 2021, except for our APAC reportable segment due to prolonged economic impacts of the COVID-19 pandemic in the region. Additionally, our revenue was positively impacted by $4.7 million in YTD 2022 when compared to foreign exchange translation rates that were in effect in YTD 2021, though partly offset elsewhere by somewhat higher cost of sales as a result of foreign exchange impacts.
Gross profit and margin. Gross profit totaled $28.2 million in YTD 2022, compared to $24.1 million in YTD 2020, an increase of $4.1 million or 17%. Gross margins were 39.6% and 42.4% in YTD 2022 and YTD 2021, respectively. The lower gross margin in YTD 2022 is primarily attributable to higher manufacturing and project costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $21.4 million in YTD 2022, compared to $24.4 million in YTD 2021, a decrease of $3.0 million or 12%. During YTD 2022, the effects of our cost reduction efforts started in fiscal 2021, which were taken due to the global economic downturn attributable to COVID-19, contributed to the overall decline to selling, general and administrative expenses compared to YTD 2021.
Deferred compensation plan expense. Deferred compensation plan expense was $0.3 million and $0.5 million in YTD 2022 and YTD 2021, respectively. To note, these specific compensation plan costs are materially offset in other income/(expense) where the Company experienced market gains of $0.3 million on the related investment assets. The decrease in expense in YTD 2022 is attributable to market fluctuations in YTD 2021 in the underlying investments as compared to YTD 2022. These market fluctuations coupled with continued employee contributions created more expense in YTD 2021 than YTD 2022.

Amortization of intangible assets. Amortization of intangible assets was $2.2 million in YTD 2022 compared to $3.0 million in YTD 2021, a decrease of $0.8 million attributable to certain intangible assets becoming fully amortized during fiscal 2021.
Restructuring and other charges/(income). Restructuring and other charges/(income) was $(0.4) million in YTD 2022, compared to $2.9 million in YTD 2021. In YTD 2021, the Company eliminated approximately 111 hourly and salaried positions and incurred one-time severance costs to counter the financial impacts related to the global economic downturn attributable to COVID-19. Refer to Note 3, "Restructuring and other charges/(income)" for additional detail.
Interest expense, net. Interest expense, net, was $(2.2) million and $(2.6) million in YTD 2022 and YTD 2021, respectively, a decrease of $0.4 million. The decrease in interest expense is primarily due to voluntary principal payments of $25.0 million during fiscal 2021, on primarily the term loan B credit facility (see Note 8, "Long-Term Debt," for additional information on our long-term debt).
    Other income/(expense). Other income/(expense) was $0.1 million and $0.7 million in YTD 2022 and YTD 2021, respectively, representing a decrease of $0.6 million in other income. The decrease primarily relates to net foreign exchange losses in YTD 2022, as well as lower income related to our underlying assets in the deferred compensation plan for certain highly-paid employees of the Company.
Income tax expense/(benefit).  Income tax expense was $1.6 million in YTD 2022 on pre-tax income of $2.5 million compared to income tax benefit of $2.5 million in YTD 2021 on pre-tax loss of $8.6 million, an increase of $4.1 million in income tax expense. Our effective tax rate was 65.5% and 29.1% in YTD 2022 and YTD 2021, respectively. During YTD 2022, the Company recorded additional tax expense of $0.9 million related to an increase in withholding tax in its Russian subsidiary.
Our global anticipated annual effective income tax rate before discrete events was 26.0% and 30.7% for YTD 2022 and YTD 2021, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. See Note 11, “Income Taxes,” for additional detail.
    Net income/(loss). Net income was $0.9 million in YTD 2022 as compared to a net loss of $6.1 million in YTD 2021, an increase of $7.0 million in income. The change in net income is explained by the changes noted in the sections above.

Contingencies
    See Note 9 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
During the three months ended June 30, 2021, we drew down $8.0 million and subsequently repaid $8.1 million from our Canadian Borrower line of credit, with the balance of $0.1 million attributable to foreign exchange impacts. This has been presented as such on our condensed consolidated statement of cash flows.
During the three months ended June 30, 2020, we drew down under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of macroeconomic uncertainty resulting from the COVID-19 pandemic and volatility in commodity markets. We made several draws on our revolving credit facility, resulting in a total of $41.2 million (including $4.0 million in letters of credit) in outstanding borrowings and approximately $18.6 million of remaining borrowing capacity (subject to the borrowing base) under our revolving credit facility as of April 30, 2020. Subsequent to April 30, 2020, we repaid all of our outstanding borrowings under our revolving credit facility.
We had no outstanding borrowings as it relates to our revolving credit facility as of June 30, 2021.
Cash and cash equivalents. At June 30, 2021, we had $41.1 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world where we operate. Approximately $14.8 million, or 36%, of these amounts were held in domestic accounts with various institutions and approximately $26.3 million, or 64%, of these amounts were held in accounts outside of the United States with various financial institutions.
Senior secured credit facility. In October 2017, we entered into a credit agreement that provides for (i) a seven-year $250.0 million variable rate senior secured term loan B facility and (ii) a five-year $60.0 million senior secured revolving credit facility. See Note 8, “Long-Term Debt—Senior Secured Credit Facility” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our senior secured term loan and revolving credit facility, which is hereby incorporated by reference into this Item 2. At June 30, 2021, we had $56.2 million of available capacity thereunder after taking into account the borrowing base, outstanding borrowings and $3.8 million of outstanding letters of credit. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments despite having cash available within our consolidated group.
As of June 30, 2021, we had $147.9 million of outstanding principal on our term loan B facility. We are required to make quarterly principal payments of the term loan of $0.6 million through July 31, 2024. Thereafter, the remaining principal balance will be settled with a lump-sum payment of $139.8 million due at maturity of the term loan in October 2024.
    Guarantees; security. The term loan is guaranteed by Thermon Group Holdings, Inc. and all of its current and future wholly-owned domestic material subsidiaries (the “U.S. Subsidiary Guarantors”), subject to certain exceptions. Obligations of Thermon Group Holdings, Inc. under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc. and the U.S. Subsidiary Guarantors. The obligations of Thermon Canada Inc. (the "Canadian Borrower") under the revolving credit facility are guaranteed by Thermon Group Holdings, Inc., Thermon Holding Corp. (the "U.S. Borrower"), the U.S. Subsidiary Guarantors and each of the wholly-owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions. The term loan B facility and the obligations of the U.S. Borrower under the revolving credit facility are secured by a first lien on all of Thermon Group Holdings, Inc.'s assets and the assets of the U.S. Subsidiary Guarantors, including 100% of the capital stock of the U.S. Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of Thermon Group Holdings, Inc., the U.S. Borrower and the U.S. Subsidiary Guarantors, subject to certain exceptions. The obligations of the Canadian Borrower under the revolving credit facility are secured by a first lien on all of the Company's assets, the U.S. Subsidiary Guarantors' assets, the Canadian Borrower’s assets and the assets of the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.

    Financial covenants. The term loan is not subject to any financial covenants. The revolving credit facility requires the Company, on a consolidated basis, to maintain certain financial covenant ratios. The Company must maintain consolidated leverage ratios of 3.75:1.0 for June 30, 2021 and each fiscal quarter thereafter. In addition, on the last day of any period of four fiscal quarters, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.0. As of June 30, 2021, we were in compliance with all financial covenants of the credit facility.
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
Repatriation considerations. Given the significant changes and potential opportunities under the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) to repatriate cash tax free, we have reevaluated our current indefinite assertions. Beginning with fiscal 2018, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which may be subject to withholding taxes. These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions. Any changes made by foreign jurisdictions to their respective withholding rates could impact future tax expense and cash flows.

    Future capital requirements. Our future capital requirements will depend on a number of factors. We believe that, based on our current level of operations, cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next twelve months. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, including our credit facility borrowings, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all. For fiscal 2022, we anticipate that our capital expenditures will be approximately 1.5% to 2% of revenue.

Net cash provided by operating activities totaled $2.5 million and $3.4 million in YTD 2022 and YTD 2021, respectively, a decrease of $0.9 million primarily related to the change in working capital accounts.
    Our working capital assets in accounts receivable, inventory, contract assets and other current assets represented a use of cash of $2.9 million and a source of cash of $14.2 million in YTD 2022 and YTD 2021 respectively, a decrease in the source of cash of $17.1 million in YTD 2022. During both YTD 2022 and YTD 2021, accounts receivable decreased, representing a source of cash of $1.2 million and $21.2 million, respectively. In YTD 2021, accounts receivable decreased significantly due to deceleration of sales activity amid the economic impacts of the COVID-19 pandemic. In YTD 2022, accounts receivable decreased moderately due to timing of customer payments, as well as foreign currency exchange impacts. Contract assets represented a use of cash of $3.5 million and a source of cash of $1.8 million in YTD 2022 and YTD 2021, respectively, which is primarily attributed to timing of billings on our projects. In YTD 2022, our inventory stayed relatively flat relative to the balance at March 31, 2021, while in YTD 2021, inventory represented a use of cash of $7.9 million.
Our combined balance of accounts payable, accrued liabilities and other non-current liabilities represented a use of cash of $0.8 million and $6.1 million in YTD 2022 and YTD 2021, respectively, an overall decrease in the use of cash of $5.3 million. The change in accounts payable and accrued liabilities is primarily due to the timing of vendor payments. Changes in our income taxes payable and receivable balances represented a use of cash of $0.8 million and $3.8 million in YTD 2022 and YTD 2021, respectively.
Net cash used in investing activities totaled $0.9 million and $2.1 million for YTD 2022 and YTD 2021, respectively, a comparative decrease in the use of cash for investing activities of $1.2 million. Net cash used in investing activities relates to the purchase of capital assets primarily to maintain the existing operations of the business and also includes purchases and sales of equipment in our rental business.
Net cash used in/provided by financing activities totaled a use of cash of $1.3 million and a source of cash of $2.7 million in YTD 2022 and YTD 2021, respectively, a comparative increase in the use of cash from financing activities of $4.0 million mostly attributable to the higher outstanding borrowings under our Canadian Borrower line of credit in YTD 2021 as compared to YTD 2022. Cash proceeds in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt and revolving credit facility.
Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Critical Accounting Polices
Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 68% of our YTD 2022 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, Japanese Yen and South African Rand.
During YTD 2022, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.2 million for YTD 2022. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.2 million for YTD 2022. A 10% appreciation of the U.S. dollar relative to the Euro would result in a de minimis change in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.1 million for YTD 2022.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $(0.3) million and gains of $0.2 million in YTD 2022 and YTD 2021, respectively.
As of June 30, 2021, we had approximately $14.3 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. We estimate that our sales were positively impacted by $4.7 million in YTD 2022 when compared to foreign exchange translation rates that were in effect in

YTD 2021. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $4.2 million and $9.5 million in YTD 2022 and YTD 2021, respectively, representing a comparative decrease in foreign currency translation gains of $5.3 million. The comparative decrease in YTD 2022 foreign currency translation gains is primarily due to the weakening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2021. Foreign currency translation gains or losses are reported as part of comprehensive income or loss which is after net income in the condensed consolidated statements of operations and comprehensive income. As discussed above, foreign currency transactions gains and losses are the result of the settlement of payables and receivables in foreign currency. These gains or losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income (unaudited).
    Foreign currency risks related to intercompany notes. The Company has entered into a cross currency swap for the purposes of mitigating potential exposures to currency rate fluctuations related to an intercompany note of $31.3 million with our wholly-owned Canadian subsidiary. See Note 2, “Fair Value Measurements” to our unaudited interim condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our cross currency swap.
    Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan B credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. As of June 30, 2021, we had $147.9 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility and no borrowings under our revolving credit facility. The interest rate for borrowings under our term loan B credit facility was 4.75% as of June 30, 2021. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.4 million increase or decrease in our annual interest expense.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 1.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Form of Employee RTSR Performance Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan*

10.2†	Form of Employee EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan*

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

†    Management contract and compensatory plan or arrangement

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 5, 2021	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)