Form 10-Q
period 2021-09-30
Thermon Group Holdings, Inc.
filed 2021-11-09
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 33,341,847 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,242	$40,124
Accounts receivable, net of allowances of $3,310 and $2,074 as of September 30, 2021 and March 31, 2021, respectively	82,368	74,501
Inventories, net	65,618	63,790
Contract assets	13,216	11,379
Prepaid expenses and other current assets	11,469	8,784
Income tax receivable	10,519	8,231
Total current assets	$221,432	$206,809
Property, plant and equipment, net of depreciation and amortization of $60,649 and $55,555 as of September 30, 2021 and March 31, 2021, respectively	68,253	72,630
Goodwill	211,217	213,038
Intangible assets, net	98,459	103,784
Operating lease right-of-use assets	11,496	12,619
Deferred income taxes	1,124	2,586
Other long-term assets	6,934	6,412
Total assets	$618,915	$617,878
Liabilities
Current liabilities:
Accounts payable	$30,993	$19,722
Accrued liabilities	23,589	23,888
Current portion of long-term debt	5,242	2,500
Contract liabilities	3,955	2,959
Lease liabilities	3,409	3,511
Income taxes payable	503	218
Total current liabilities	$67,691	$52,798
Long-term debt, net	133,845	143,017
Deferred income taxes	19,404	21,006
Non-current lease liabilities	11,052	12,373
Other non-current liabilities	9,398	9,812
Total liabilities	$241,390	$239,006
Commitments and contingencies (Note 9)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,333,843 and 33,225,808 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	233,280	231,322
Accumulated other comprehensive loss	(39,362)	(35,919)
Retained earnings	183,574	183,436
Total equity	$377,525	$378,872
Total liabilities and equity	$618,915	$617,878
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Sales	$81,322	$66,406	$152,477	$123,254
Cost of sales	49,601	37,475	94,218	70,204
Gross profit	31,721	28,931	58,259	53,050
Operating expenses:
Selling, general and administrative expenses	23,320	21,550	44,721	45,940
Deferred compensation plan expense/(income)	(14)	251	318	781
Amortization of intangible assets	2,190	2,097	4,426	5,130
Restructuring and other charges/(income)	—	1,987	(414)	4,908
Income/(loss) from operations	6,225	3,046	9,208	(3,709)
Other income/(expenses):
Interest expense, net	(2,022)	(2,416)	(4,187)	(4,971)
Other income/(expense)	(2,956)	582	(2,890)	1,314
Income/(loss) before provision for income taxes	1,247	1,212	2,131	(7,366)
Income tax expense/(benefit)	770	(626)	1,994	(3,119)
Net income/(loss)	$477	$1,838	$137	$(4,247)
Comprehensive income/(loss):
Net income/(loss)	$477	$1,838	$137	$(4,247)
Foreign currency translation adjustment	(7,625)	5,254	(3,430)	14,729
Other miscellaneous income/(loss)	51	(199)	(13)	(579)
Comprehensive income/(loss)	$(7,097)	$6,893	$(3,306)	$9,903
Net income/(loss) per common share:
Basic	$0.01	$0.06	$0.00	$(0.13)
Diluted	0.01	0.06	0.00	(0.13)
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,328,568	33,164,921	33,268,825	33,075,902
Diluted	33,592,824	33,417,654	33,456,577	33,075,902

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,436	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	97
Issuance of common stock as deferred compensation to employees	23,858	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	42,326	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,368	—	—	—	—	—
Stock compensation expense	—	—	1,178	—	—	1,178
Repurchase of employee stock units on vesting	—	—	(548)	—	—	(548)
Net income/(loss)	—	—	—	(340)	—	(340)
Foreign currency translation adjustment	—	—	—	—	4,195	4,195
Other	—	—	—	—	(64)	(64)
Balances at June 30, 2021	33,307,460	$33	$232,049	$183,096	$(31,788)	$383,390
Issuance of common stock as deferred compensation to employees	10,687	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	7,344	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,352	—	—	—	—	—
Stock compensation expense	—	—	1,246	—	—	1,246
Repurchase of employee stock units on vesting	—	—	(14)	—	—	(14)
Net income/(loss)	—	—	—	477	—	477
Foreign currency translation adjustment	—	—	—	—	(7,625)	(7,625)
Other	—	—	(1)	1	51	51
Balances at September 30, 2021	33,333,843	$33	$233,280	$183,574	$(39,362)	$377,525

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	81,995	—	437	—	—	437
Issuance of common stock as deferred compensation to employees	39,458	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	63,477	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,520	—	—	—	—	—
Stock compensation expense	—	—	1,133	—	—	1,133
Repurchase of employee stock units on vesting	—	—	(557)	—	—	(557)
Net income/(loss)	—	—	—	(6,085)	—	(6,085)
Foreign currency translation adjustment	—	—	—	—	9,475	9,475
Other	—	—	—	—	(380)	(380)
Balances at June 30, 2020	33,115,268	$33	$228,754	$176,474	$(54,799)	$350,462
Issuance of common stock in exercise of stock options	1,344	—	15	—		15
Issuance of common stock as deferred compensation to employees	33,789	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	6,005	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,392	—	—	—	—	—
Stock compensation expense	—	—	1,358	—	—	1,358
Repurchase of employee stock units on vesting	—	—	(129)	—	—	(129)
Net income/(loss)	—	—	—	1,838	—	1,838
Foreign currency translation adjustment	—	—	—	—	5,254	5,254
Other	—	—	—	—	(199)	(199)
Balances at September 30, 2020	33,169,798	$33	$229,998	$178,312	$(49,744)	$358,599

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Operating activities
Net income/(loss)	$137	$(4,247)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	10,377	10,643
Amortization of deferred debt issuance costs	446	515
Loss on extinguishment of debt	2,569	—
Stock compensation expense	2,424	2,491
Deferred income taxes	24	(2,142)
Reserve for uncertain tax positions, net	38	—
(Gain)/Loss on long-term cross currency swap	(785)	3,491
Remeasurement (gain)/loss on intercompany balances	(1,182)	(4,537)
Loss on sale of business, net of cash surrendered	308	—
Changes in operating assets and liabilities:		0
Accounts receivable	(8,359)	29,767
Inventories	(2,101)	(9,431)
Contract assets	(898)	(3,169)
Other current and non-current assets	(1,781)	(3,593)
Accounts payable	11,386	(17)
Accrued liabilities and non-current liabilities	(91)	(1,228)
Income taxes payable and receivable	(2,061)	(5,939)
Net cash provided by/(used in) operating activities	$10,451	$12,604
Investing activities
Purchases of property, plant and equipment	(2,055)	(4,132)
Sale of rental equipment	57	37
Net cash provided by/(used in) in investing activities	$(1,998)	$(4,095)
Financing activities
Proceeds from Term Loan A	140,425	—
Proceeds from revolving credit facility	7,959	37,189
Payments on long-term debt and revolving credit facility	(156,634)	(38,714)
Issuance costs associated with revolving line of credit and long term debt	(1,210)	—
Proceeds from exercise of stock options	97	452
Repurchase of employee stock units on vesting	(562)	(686)
Payments on finance leases	(67)	(139)
Net cash provided by/(used in) financing activities	$(9,992)	$(1,898)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	425	1,304
Change in cash, cash equivalents and restricted cash	(1,114)	7,915
Cash, cash equivalents and restricted cash at beginning of period	42,450	46,007
Cash, cash equivalents and restricted cash at end of period	$41,336	$53,922

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 ("fiscal 2021"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at September 30, 2021 and March 31, 2021, and the results of our operations for the three and six months ended September 30, 2021 and 2020. Certain prior year amounts have been reclassified to conform with the current year's presentation.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may continue to negatively impact, global demand for our products and services. Although we believe the general economic environment in which we operate has improved since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services or disruptions in raw materials required for manufacturing that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods. We have experienced increased costs across our global supply chain as we focus on meeting growing demand from our customers. In certain circumstances, we have had issues with a lack of availability of certain raw materials as well as increases in costs of our raw materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. Also, we have seen construction labor inefficiencies and increased overtime in certain of our facilities due to temporary shortages in raw materials required for production. These increased costs have contributed to lower-than-anticipated margins in the three and six months ended September 30, 2021.
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (the “CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential layoffs of employees. The CEWS, which was made retroactive to March 15, 2020, generally provides “eligible entities” with a wage subsidy of up to 75% of “eligible remuneration” paid to an eligible employee per week, limited to a certain weekly maximum. On September 23, 2020, the Canadian government announced that the CEWS program would be extended through the summer of 2021 and announced certain modifications to the subsidy calculation. Our Canadian operations have benefited from such wage subsidies and have received related distributions from the Canadian government. During the three and six months ended September 30, 2021, we recorded subsidies for which we qualify in the amount of $571 and $1,510, respectively. For the three and six months ended September 30, 2020, we recorded subsidies of $2,532 and $4,948, respectively. This was recorded as an offset or reduction to the related underlying expenses and assets, accordingly. We anticipate our benefit from the CEWS program to decline in fiscal 2022 as we become less qualified for the subsidy.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2021, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2022 ("fiscal 2022").

We increased our allowance for doubtful accounts at September 30, 2021 to $3,310 from $2,074 at March 31, 2021. The increase in the period is an accrual for bad debts related to potentially uncollectible receivables in our EMEA reportable segment.
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

	September 30,
	2021	2020
Cash and cash equivalents	$38,242	$51,362
Restricted cash included in prepaid expenses and other current assets	2,745	2,190
Restricted cash included in other long-term assets	349	370
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$41,336	$53,922

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

Correction of an Error

During the current quarter, we identified an error in our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2021, as well as our consolidated financial statements as of and for the three months ended March 31, 2021. The error was due to underreported warranty costs associated with the operational execution of a large project in our US-LAM segment that completed in a prior year for which we are supplying engineering services, installation services, and equipment. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any one quarterly period. Accordingly, we corrected the error in the consolidated balance sheets at March 31, 2021 and consolidated statements of operations and comprehensive income for the three and twelve months ended March 31, 2021. We also corrected the error in the unaudited condensed consolidated balance sheets at June 30, 2021, and unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2021 is as follows:

Consolidated Balance Sheets	March 31, 2021		March 31, 2021
	as reported	Adjustments	as corrected
Accrued liabilities	$23,517	$371	$23,888
Deferred income taxes	21,088	(82)	21,006
Retained earnings	$183,725	(289)	183,436

Consolidated Statement of Operations and Comprehensive Income	Three Months Ended March 31, 2021		Three Months Ended March 31, 2021
	as reported	Adjustments	as corrected
Sales	$73,323	$—	$73,323
Cost of sales	46,090	371	46,461
Gross profit	27,233	(371)	26,862
Net income/(loss)	$(763)	$(288)	$(1,051)
Net income/(loss) per common share:
Basic	$(0.02)	$(0.01)	$(0.03)
Diluted	(0.02)	(0.01)	(0.03)

Consolidated Statement of Operations and Comprehensive Income	Twelve Months Ended March 31, 2021		Twelve Months Ended March 31, 2021
	as reported	Adjustments	as corrected
Sales	$276,181	$—	$276,181
Cost of sales	158,938	371	159,309
Gross profit	117,243	(371)	116,872
Net income/(loss)	$1,165	$(288)	$877
Net income/(loss) per common share:
Basic	$0.04	$(0.01)	$0.03
Diluted	0.03	0.00	0.03

Consolidated Balance Sheets	June 30, 2021		June 30, 2021
	as reported	Adjustments	as corrected
Accrued liabilities	$20,046	$2,002	$22,048
Income taxes payable	678	(424)	254
Deferred income taxes	21,880	(82)	21,798
Retained earnings	$184,591	(1,496)	183,095

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2021
	as reported	Adjustments	as corrected
Sales	$71,155	$—	$71,155
Cost of sales	42,986	1,631	44,617
Gross profit	28,169	(1,631)	26,538
Net income/(loss)	$867	$(1,207)	$(340)
Net income/(loss) per common share:
Basic	$0.03	$(0.04)	$(0.01)
Diluted	$0.03	$(0.04)	$(0.01)

Recent Accounting Pronouncements

Reference Rate Reform - In March 2020, the FASB issued Accounting Standards Update 2020-04 - Reference Rate Reform ("ASC 848"). The update is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. As of September 30, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period.

Income Taxes - In December 2019, the FASB issued Accounting Standards Update 2019-12 - Income Taxes ("ASC 740"): Simplifying the Accounting for Income Taxes. This ASU amends ASC 740 to simplify certain requirements related to income taxes, specifically as it relates to interim period accounting for changes in tax law and year-to-date loss limitation in interim period accounting. The new standard is effective for fiscal years beginning after December 15, 2020. We adopted this standard effective April 1, 2021, and such adoption did not have a material impact on our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2021 and March 31, 2021, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	September 30, 2021		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$139,793	$139,094	$148,500	$148,871	Level 2 - Market Approach
 At September 30, 2021 and March 31, 2021, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
On September 29, 2021, we terminated a long-term cross currency swap we previously entered into through transactions related to the amendment to our term loan and revolving credit facility. The previous intercompany receivable, for which we had the swap, was settled with us by our wholly-owned Canadian subsidiary, Thermon Canada Inc. Refer to Note 8. Long-Term Debt for more information regarding our debt transactions.
Before the termination mentioned above, the Company entered into the long-term cross currency swap to hedge the currency rate fluctuations related to an intercompany receivable. We did not designate the cross currency swap as a cash flow hedge under ASC 815, Derivatives and Hedging ("ASC 815"). We recorded $851 and $441 realized mark-to-market gains on the cross currency swap, which are reported as "Other income and expense" in the condensed consolidated statements of operations and comprehensive income for the three and six months ended September 30, 2021, respectively. Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. Hedge liabilities of $483 were included in "Other long-term liabilities" as September 30, 2021 and hedge assets of $1,265 were included in "Other long-term assets" in the consolidated balance sheet at March 31, 2021, respectively. The September 30, 2021 liability was settled in cash the following day to terminate the contract. For the six months ended September 30, 2021, the gain on the long-term cross currency swap derivative contract was offset by realized losses on the intercompany note of $418 for a net gain of $22.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheets at September 30, 2021 and March 31, 2021 were $5,381 and $5,047, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $4,951 and $4,608 included in “Other long-term liabilities” in the condensed consolidated balance sheets at September 30, 2021 and March 31, 2021, respectively. In fiscal 2022, deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation expense/(income) was $(14) and $251 for the three months ended September 30, 2021 and 2020, respectively, and $318 and $781 for the six months ended September 30, 2021 and 2020, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized losses and gains on investments were $(20) and $318, respectively, for the three months ended September 30, 2021 and 2020, respectively, and gains of $306 and $840 for the six months ended September 30, 2021 and 2020, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2021 and March 31, 2021, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2021	March 31, 2021
Russian Ruble	$—	$3,000
Canadian Dollar	11,500	5,500
South Korean Won	1,500	5,000
Mexican Peso	1,850	1,500
Australian Dollar	1,500	900
Great Britain Pound	400	500
Total notional amounts	$16,750	$16,400

The following table represents the fair value of our foreign currency forward contracts:

	September 30, 2021		March 31, 2021
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$51	$45	$61	$32
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were gains of $41 and losses of $(145) in the three months ended September 30, 2021 and 2020, respectively, and losses of $(225) and $(49) for the six months ended September 30, 2021 and 2020, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended September 30, 2021 and 2020, our net foreign currency transactions resulted in losses of $(350) and gains of $150, respectively, and losses of $(686) and gains of $331 for the six months ended September 30, 2021 and 2020, respectively.

3. Restructuring and Other Charges/(Income)
In fiscal 2021, we enacted certain restructuring initiatives to align our cost structure with the decline in demand for our products and services primarily due to COVID-19 and supply/demand fluctuations in commodity prices. We are substantially complete with these initiatives. We recorded the following charges/(income) as it relates to restructuring.

Fiscal 2022 charges/(income)
We recorded $(103) for severance-related activity in our Canadian segment which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income. Additionally, we recorded $(311) in cash receipts related to receivables existing prior to the sale of our South Africa business, which was completed in fiscal 2021. No charges were recorded for the three months ended September 30, 2021.
Fiscal 2021 charges/(income)
The Company eliminated approximately 85 and 196 hourly and salaried positions and incurred $1,941 and $4,862 in one-time severance costs during the three and six months ended September 30, 2020, respectively, which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income. In addition, we incurred $46 in lease abandonment charges related to a Canadian facility we vacated, which was recorded to Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income.
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020

United States and Latin America	$—	351	$(46)	2,414
Canada	—	1,270	(186)	2,128
Europe, Middle East and Africa	—	356	(182)	356
Asia-Pacific	—	10	—	10
	$—	$1,987	$(414)	$4,908

Restructuring activity related to severance activity described above recorded in "Accrued liabilities" on the condensed consolidated balance sheets is summarized as follows for the six months ended September 30, 2021:

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Beginning balance	$657	$—
Costs/(income)	(103)	4,862
Less cash payments	(323)	(2,791)
Ending balance	$231	$2,071

4. Net Income/(Loss) per Common Share
Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period. Diluted net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income/(loss) per common share until such time that it is probable that the performance target will not be met.
The reconciliations of the denominators used to calculate basic and diluted net income/(loss) per common share for the three and six months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Basic net income/(loss) per common share
Net income/(loss)	$477	$1,838	$137	$(4,247)
Weighted-average common shares outstanding	33,328,568	33,164,921	33,268,825	33,075,902
Basic net income/(loss) per common share	$0.01	$0.06	$0.00	$(0.13)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Diluted net income/(loss) per common share
Net income/(loss)	$477	$1,838	$137	$(4,247)
Weighted-average common shares outstanding	33,328,568	33,164,921	33,268,825	33,075,902
Common share equivalents:
Stock options	—	3,376	1,667	—
Restricted and performance stock units	264,256	249,357	186,085	—
Weighted average shares outstanding – dilutive (1)	33,592,824	33,417,654	33,456,577	33,075,902
Diluted net income/(loss) per common share(2)	$0.01	$0.06	$0.00	$(0.13)
(1) For the three and six months ended September 30, 2021, 132,605 and 144,664 equity awards, respectively, were not included in the calculation of diluted net income/(loss) per common share, as they would have had an anti-dilutive effect. For the three and six months ended September 30, 2020, 256,444 and 283,764 respectively, were not included in the calculation of diluted net income/(loss) per common share, as they would have had an anti-dilutive effect.
(2) As the Company incurred a net loss for the six months ended September 30, 2020, there was no dilutive effect on net loss per common share as common share equivalents are antidilutive. Therefore, both basic and diluted net loss per common share were $(0.13) for the six months ended September 30, 2020.

5. Inventories
Inventories consisted of the following:

	September 30, 2021	March 31, 2021
Raw materials	$37,259	$33,485
Work in process	4,838	4,071
Finished goods	25,467	28,008
	67,564	65,564
Valuation reserves	(1,946)	(1,774)
Inventories, net	$65,618	$63,790

6. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of September 30, 2021 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2021	$62,725	$121,550	$20,139	$8,624	$213,038
Foreign currency translation impact	—	(1,584)	(237)	—	(1,821)
Balance as of September 30, 2021	$62,725	$119,966	$19,902	$8,624	$211,217

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
In the fourth quarter of fiscal 2021, we identified the prolonged economic effects of the COVID-19 pandemic to be an indicator of potential asset impairments in our reporting units. We performed our annual goodwill, intangible and tangible impairment assessments including our indefinite life trademarks. We analyzed our reporting units utilizing the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, based on market multiples of guideline public companies. The impairment test for indefinite life trademarks utilized a relief from royalty analysis based on the cash flow streams attributable to the Thermon trademark. Based on the goodwill impairment assessment, the estimated fair value of our reporting units exceeded the carrying value. As such, there was no impairment of goodwill, intangible or tangible assets or our indefinite life trademarks as of the respective reporting periods. The most significant inputs in the Company's impairment test are the projected financial information, the weighted average cost of capital and market multiples for similar transactions. If overall economic conditions, our key end markets, or factors specific to the Company deteriorate significantly, it could negatively impact the Company's future impairment tests. We will continue to monitor our reporting units' goodwill and asset valuations and test for potential impairments.
No triggering events were identified during the three month period ended September 30, 2021 which would indicate that the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2021	Accumulated Amortization	Net Carrying Amount at September 30, 2021	Gross Carrying Amount at March 31, 2021	Accumulated Amortization	Net Carrying Amount at March 31, 2021
Products	$65,387	$(25,610)	$39,777	$66,250	$(22,635)	$43,615
Trademarks	45,308	(1,403)	43,905	45,581	(1,289)	44,292
Developed technology	9,966	(5,697)	4,269	10,028	(5,486)	4,542
Customer relationships	113,103	(103,049)	10,054	113,789	(102,911)	10,878
Certifications	454	—	454	457	—	457
Total	$234,218	$(135,759)	$98,459	$236,105	$(132,321)	$103,784

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2021	March 31, 2021
Accrued employee compensation and related expenses	$10,683	$11,765
Accrued interest	—	648
Customer prepayments	771	283
Warranty reserves	333	250
Professional fees	2,548	2,361
Sales taxes payable	3,143	2,404
Other(1)	6,111	6,177
Total accrued current liabilities	$23,589	$23,888
(1) - Included in Other are accrued warranty-related costs of $3,609 associated with the operational execution of a US-LAM project that was completed in a prior year. Refer to Note 1 - Basis of presentation for more information.

8. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2021	March 31, 2021
Variable Rate Term Loan B due October 2024 net of deferred debt issuance costs and debt discounts of $2,983 as of March 31, 2021	$—	$145,517
Variable Rate Term Loan A due September 2026 net of deferred debt issuance costs of $706 as of September 30, 2021	$139,087	$—
Less current portion	(5,242)	(2,500)
Total long-term debt	$133,845	$143,017
Senior Secured Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc., as a credit party and a guarantor, Thermon Holding Corp. (“THC” or the “U.S. Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with THC, the “Borrowers”), as borrowers, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Agent”).
The Credit Agreement is an amendment and restatement of that certain Credit Agreement dated October 30, 2017 by and among Borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Agreement”), and provides for the following credit facilities described below (collectively, the “Facilities”).
•Revolving Credit Facility: A USD $100,000 five-year secured revolving credit facility made available to the U.S. Borrower. The Revolving Credit Facility includes sublimits for letters of credit and swing-line loans (the “Revolving Credit Facility”).
•U.S. Term Loan Facility: A USD $80,000 five-year secured term loan A (the “U.S. Term Loan”) made available to the U.S. Borrower (the “U.S. Term Loan Facility”); and
•Canadian Term Loan Facility: A CAD $76,182 five-year term loan A (the “Canadian Term Loan” and, together with the U.S. Term Loan, the “Term Loans”) made available to the Canadian Borrower (the “Canadian Term Loan Facility,” and together with the U.S. Term Loan Facility, the “Term Loan Facilities”).
Proceeds of the Facilities were used at closing to repay and refinance the Borrowers’ existing indebtedness under the Prior Credit Agreement and pay all interest, fees and expenses related thereto, and thereafter are expected to be used for working capital and general corporate purposes.
The Credit Agreement allows for incremental term loans and incremental revolving commitments in an amount not to exceed USD $100,000.
Maturity and Repayment
Each of the Facilities terminates on September 29, 2026. Commencing January 1, 2022, each of the Term Loans will amortize as set forth in the table below, with payments on the first day of each January, April, July and October, with the balance of each Term Loan Facility due at maturity.

Installment Dates	Original Principal Amount
January 1, 2022 through October 1, 2022	1.25%
January 1, 2023 through October 1, 2024	1.88%
January 1, 2025 through July 1, 2026	2.50%
Guarantees
The U.S. Term Loan and the obligations of the U.S. Borrower under the Revolving Credit Facility are guaranteed by the Company and all of the U.S. Borrower’s current and future wholly owned domestic material subsidiaries (the “U.S. Subsidiary Guarantors”), subject to certain exceptions. The Canadian Term Loan is guaranteed by the Company, the U.S.

Borrower, the U.S. Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions.
Security
The U.S. Term Loan and the obligations of the U.S. Borrower under the Revolving Credit Facility are secured by a first lien on all of the assets of the Company, the U.S. Borrower and the U.S. Subsidiary Guarantors, including 100% of the capital stock of the U.S. Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the U.S. Borrower and the U.S. Subsidiary Guarantors, subject to certain exceptions. The Canadian Term Loan is secured by a first lien on all of the assets of the Company, the U.S. Borrower, the U.S. Subsidiary Guarantors, the Canadian Borrower and the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
Interest Rates and Fees
The U.S. Borrower will have the option to pay interest on the U.S. Term Loan and borrowings under the Revolving Credit Facility at a base rate, plus an applicable margin, or at a rate based on LIBOR plus an applicable margin. The Canadian Borrower will have the option to pay interest on the Canadian Term Loan at a prime rate, plus an applicable margin, or at a rate based on the Canadian Dollar Offered Rate, or "CDOR," plus an applicable margin.
Under the applicable Facilities, the margin for base rate loans and Canadian prime rate loans is 62.5 basis points and the applicable margin for LIBOR loans and CDOR loans is 162.5 basis points; provided that, following the completion of one full fiscal quarter after the closing date, the applicable margins will be determined based on a leverage-based performance grid.
In addition to paying interest on outstanding principal under the Revolving Credit Facility, the U.S. Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.25% per annum, provided that, following the completion of one full fiscal quarter after the closing date, the commitment fee will be determined based on a leverage-based performance grid.
Voluntary Prepayment
The Borrowers will be able to voluntarily prepay the principal of the loans outstanding under each of the Facilities without penalty or premium (subject to breakage fees) at any time in whole or in part.
Mandatory Prepayment
Each Borrower is required to repay its respective Term Loan with certain asset sale and insurance proceeds and certain debt proceeds.
Debt Issuance Costs
We incurred fees to third parties in connection with our entry into the Credit Agreement described above. The debt issuance costs of $1,210 were capitalized and will be amortized over the life of the Credit Agreement. Additionally, we recognized a loss on debt extinguishment of $2,569, which was recorded to Other income/(expense) on our condensed consolidated statements of operations and comprehensive income.
Financial Covenants
In connection with the Credit Agreement, the Company is required, on a consolidated basis, to maintain certain financial covenant ratios. On the last day of any period of four fiscal quarters ending during a period set forth below, the Company must maintain a consolidated leverage ratio that does not exceed the ratios for such period set forth below (each of which ratios may be increased by 0.50:1.00 for each of the four fiscal quarters following certain acquisitions at the election of the U.S. Borrower):

Fiscal Quarter Ending	Consolidated Leverage Ratio
September 30, 2021 through September 30, 2022	3.75:1.00
December 31, 2022 and each fiscal quarter thereafter	3.50:1.00
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of September 30, 2021, we were in compliance with all financial covenants of the Credit Agreement.

Other Covenants
The Credit Agreement contains restrictive covenants (in each case, subject to certain exclusions) that limit, among other things, the ability of the Company and its subsidiaries (including the Borrowers) to:
•incur additional indebtedness;
•grant liens;
•make fundamental changes;
•sell assets;
•make restricted payments;
•enter into sales and leasebacks;
•make investments;
•prepay certain indebtedness;
•enter into transactions with affiliates; and
•enter into restrictive agreements.
The covenants are subject to various baskets and materiality thresholds, with certain of the baskets to the restrictions on the repayment of subordinated or unsecured indebtedness, restricted payments and investments being available only when the Company’s pro forma leverage ratios are less than a certain level.
The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any guaranty or security documents to be in full force and effect and change of control. If such an event of default occurs, the Agent will be entitled to take various actions, including the termination of the commitment for the Revolving Credit Facility, the acceleration of amounts due under the Credit Agreement and certain other actions that a secured creditor is customarily permitted to take following a default.
    At September 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility. We had $96,963 of available borrowing capacity thereunder after taking into account the borrowing base and $3,037 of outstanding letters of credit. The Term Loans bear interest at the LIBOR rate or CDOR rate, as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on September 30, 2021 were 2.05% for the Canadian Term Loan Facility, and 1.71% for the U.S. Term Loan Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income.
9. Commitments and Contingencies
At September 30, 2021, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $8,554. Of this amount, $1,582 is secured by cash deposits at the Company’s financial institutions and an additional $3,037 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. In addition to the arrangements totaling $8,554, our Indian subsidiary also has $4,880 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income as period expenses when incurred. As of September 30, 2021, management believes that adequate reserves have been established for any probable and reasonably estimable losses. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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
As of September 30, 2021, the Company has accrued $3,609 as estimated additional cost related to the operational execution of a project in our US-LAM segment that was completed in a prior year. Refer to Note 7. "Accrued Liabilities" in the notes herein for more information.
10. Revenue
Disaggregation of Revenue
    We disaggregate our revenue from contracts with customers by geographic location, revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Revenue recognized at a point-in-time based on when control goes over to the customer is generally related to our product sales. Point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of service to the customer.
    Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$17,115	$13,327	$30,442	$11,710	$12,166	$23,876
Canada	20,036	4,907	24,943	13,776	5,440	19,216
Europe, Middle East and Africa	6,876	9,619	16,495	6,703	5,627	12,330
Asia-Pacific	6,448	2,994	9,442	3,820	7,164	10,984
Total revenues	$50,475	$30,847	$81,322	$36,009	$30,397	$66,406

	Six Months Ended September 30, 2021			Six Months Ended September 30, 2020
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	30,870	22,228	$53,098	19,985	22,534	$42,519
Canada	39,132	11,242	50,374	27,423	11,106	38,529
Europe, Middle East and Africa	13,322	18,107	31,429	13,517	8,280	21,797
Asia-Pacific	11,156	6,420	17,576	7,905	12,504	20,409
Total revenues	$94,480	$57,997	$152,477	$68,830	$54,424	$123,254
Performance Obligations

    At September 30, 2021, revenues associated with our open performance obligations totaled $155,481, representing our backlog. Within this amount, approximately $40,191 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

Contract Assets and Liabilities

    As of September 30, 2021 and March 31, 2021, contract assets were $13,216 and $11,379, respectively. There were no losses recognized on our contract assets for the six months ended September 30, 2021 and 2020. As of September 30, 2021 and

March 31, 2021, contract liabilities were $3,955 and $2,959, respectively. The majority of contract liabilities at March 31, 2021 were recognized as revenue as of September 30, 2021. We typically recognize revenue associated with our contract liabilities within 12 months.
11. Income Taxes
Our effective income tax rate, after discrete tax events, was a 93.6% provision against our income before taxes for the six months ended September 30, 2021 and a benefit of 42.3% against a loss before taxes for the six months ended September 30, 2020. During the three months ended September 30, 2021, the Company recorded a discrete tax expense of $301 related to withholding taxes on an intercompany dividend from Canada to the United States in relation to the Amended and Restated Debt Agreement. Refer to Note 8. Long-Term Debt. During the six months ended September 30, 2021, the Company recorded a discrete tax expense of $945 related to an increase in withholding tax rates in its Russian subsidiary. Excluding the impact of withholding taxes in Canada and Russia and other discrete items, the Company estimates that the effective tax rate will be 25.5% for fiscal year 2022. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
    As of September 30, 2021, we have established a long-term liability for uncertain tax positions in the amount of $846. As of September 30, 2021, the tax years for the fiscal years ended March 31, 2016 through March 31, 2021 remain open to examination by the major taxing jurisdictions to which we are subject.
12. Segment Information
    We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. We report the results of our THS product line in all four reportable segments, and the results of our TPS product line in the U.S-LAM and Canada reportable segments. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil and gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Sales to External Customers:
United States and Latin America	$30,442	$23,876	$53,098	$42,519
Canada	24,943	19,216	50,374	38,529
Europe, Middle East and Africa	16,495	12,330	31,429	21,797
Asia-Pacific	9,442	10,984	17,576	20,409
	$81,322	$66,406	$152,477	$123,254
Inter-Segment Sales:
United States and Latin America	$10,139	$9,825	$20,836	$21,098
Canada	2,170	1,363	4,939	2,855
Europe, Middle East and Africa	430	378	842	1,073
Asia-Pacific	313	345	617	518
	$13,052	$11,911	$27,234	$25,544
Depreciation Expense:
United States and Latin America	$1,451	$1,542	$2,935	$3,080
Canada	1,303	1,079	2,723	2,111
Europe, Middle East and Africa	98	115	203	227
Asia-Pacific	44	48	90	95
	$2,896	$2,784	$5,951	$5,513
Amortization Expense:
United States and Latin America	$295	$198	$590	$874
Canada	1,860	1,758	3,766	3,655
Europe, Middle East and Africa	24	33	48	397
Asia-Pacific	11	108	22	204
	$2,190	$2,097	$4,426	$5,130
Income/(Loss) from Operations:
United States and Latin America	$750	$896	$(1,895)	$(7,832)
Canada	3,793	2,019	7,824	4,178
Europe, Middle East and Africa	2,268	1,124	4,438	1,476
Asia-Pacific	1,317	837	2,425	1,834
Unallocated:
Stock compensation	(1,246)	(1,358)	(2,424)	(2,491)
Public company costs	(657)	(472)	(1,160)	(874)
	$6,225	$3,046	$9,208	$(3,709)

	September 30, 2021	March 31, 2021
Property, Plant and Equipment, Net:
United States and Latin America	$33,830	$36,155
Canada	30,718	32,583
Europe, Middle East and Africa	3,053	3,141
Asia-Pacific	652	751
	$68,253	$72,630
Total Assets:
United States and Latin America	$210,047	$218,699
Canada	290,296	287,907
Europe, Middle East and Africa	82,373	77,798
Asia-Pacific	36,199	33,474
	$618,915	$617,878

Capital expenditures for our reportable segments were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Capital Expenditures:
United States and Latin America	$322	$1,363	$640	$3,157
Canada	739	634	1,267	867
Europe, Middle East and Africa	106	29	131	48
Asia-Pacific	15	47	17	60
	$1,182	$2,073	$2,055	$4,132

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2021 and 2020 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2021 and 2020 as “Interim 2022” and “Interim 2021,” respectively, and the six month periods ended September 30, 2021 and 2020 as “YTD 2022” and “YTD 2021,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the effect of outbreaks of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to bid and win new contracts; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) our ability to grow through strategic acquisitions; (xiii) changes in relevant currency exchange rates; (xiv) impairment of goodwill and other intangible assets; (xv) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvi) our ability to protect our trade secrets; (xvii) our ability to protect our intellectual property; (xiii) our ability to protect data and thwart potential cyber-attacks; (xix) a material disruption at any of our manufacturing facilities; (xx) our dependence on subcontractors and third-party suppliers; (xxi) our ability to profit on fixed-price contracts; (xxii) the credit risk associated to our extension of credit to customers; (xxiii) our ability to achieve our operational initiatives; (xxiv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxv) potential liability related to our products as well as the delivery of products and services; (xxvi) our ability to comply with foreign anti-corruption laws; (xxvii) export control regulations or sanctions; (xxviii) changes in government administrative policy; (xxix) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxi) climate change and related regulation of greenhouse gases and those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021 and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil and gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our eight manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil and gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2022 and YTD 2021, approximately 65% and 66%, respectively, of our revenues were generated from outside of the United States. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.

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
    We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at September 30, 2021 was $155.5 million, as compared to $114.2 million at March 31, 2021. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales primarily includes the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Raw material costs have been stable in the past; however, we have begun to experience temporary shortages in certain raw materials as well as an increase in costs of these materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. Also, we have seen construction labor inefficiencies and increased overtime in certain of our facilities due to temporary shortages in raw materials required for production. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

Operating expenses. Our selling, general and administrative expenses are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, plus other sales related expenses as well as other costs related to research and development, insurance, professional fees, the global integrated business information system, and provisions for bad debts. In addition, our deferred compensation expense includes a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. The expense/income associated with our deferred compensation plan is titled "Deferred compensation expense/(income)" on our condensed consolidated statements of operations and comprehensive income.
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
We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,*		Six months ended September 30,*
	2021	2020	2021	2020
Greenfield	39%	36%	39%	34%
MRO/UE	61%	64%	61%	66%
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
•Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For YTD 2022 and YTD 2021, MRO/UE sales (excluding sales attributable to our THS product line) comprised approximately 61% and 66% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.
•Seasonality of MRO/UE revenues. MRO/UE revenues for the legacy heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.
Recent Developments
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. Although we believe the general economic environment in which we operate has improved significantly since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services or disruptions in raw materials required for manufacturing that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods.
The Company has received its first orders for the recently launched Genesis Network technology, and we continue to invest in our three long-term strategic initiatives: diversifying our revenues into adjacent markets, higher investment in the Eastern Hemisphere as a response to a growing middle class there, and offering technology enabled maintenance solutions. We are benefiting from the increasing global demand for our solutions, particularly in North America. While we are seeing improvements in many key metrics by which we measure the business, including revenue, we also recognized higher costs in the six months ended September 30, 2021 due to underreported warranty costs associated with the operational execution of a large project in our US-LAM segment that completed in a prior year and higher raw material and labor costs due to global supply chain challenges.
The Company enacted certain cost reduction efforts in fiscal 2021 to counter the economic impacts of the COVID-19 pandemic. These specific cost reduction efforts are substantially complete. See Item 1A, "Risk Factors" of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021, for further discussion.
We strategically amended our senior secured credit facilities in order to realize cost savings on interest expense associated with our long-term debt. Refer to Note 8 Long-Term Debt in Item 1 of this report for more information.
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
No triggering events were identified during the six month period ended September 30, 2021 which would indicate that the fair value of any of our reporting units was less than its carrying amount. We will continue to monitor our reporting units' goodwill and intangible asset valuations and perform qualitative assessments at each interim reporting period.

Results of Operations (Three-month periods ended September 30, 2021 and 2020)
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 and indicates the amount of change and percentage change between periods.

	Three Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2021	2020	$	%
Consolidated Statements of Operations Data:
Sales	$81,322	$66,406	$14,916	22%
Cost of sales	49,601	37,475	12,126	32%
Gross profit	$31,721	$28,931	$2,790	10%
Gross margin %	39.0%	43.6%	(4.6)%
Operating expenses:
Selling, general and administrative expenses	23,320	$21,550	1,770	8%
Deferred compensation plan expense/(income)	(14)	251	(265)	(106)%
Amortization of intangible assets	2,190	2,097	93	4%
Restructuring and other charges/(income)	—	1,987	(1,987)	(100)%
Income/(loss) from operations	$6,225	$3,046	$3,179	104%
Other income/(expenses):
Interest expense, net	(2,022)	(2,416)	394	(16)%
Other income/(expense)	(2,956)	582	(3,538)	(608)%
Income/(loss) before provision for income taxes	$1,247	$1,212	$35	3%
Income tax expense/(benefit)	770	(626)	1,396	(223)%
Net income/(loss)	$477	$1,838	$(1,361)	(74)%
Three Months Ended September 30, 2021 (“Interim 2022”) Compared to the Three Months Ended September 30, 2020 (“Interim 2021”)
Revenues. Revenues for Interim 2022 were $81.3 million compared to $66.4 million for Interim 2021, an increase of $14.9 million or 22%, which management attributes to strengthened demand from our customers, especially due to strong performance in product sales this quarter. Our sales mix (excluding our THS product line) in Interim 2022 was 39% Greenfield and 61% MRO/UE, as compared to 36% Greenfield and 64% MRO/UE in Interim 2021. Greenfield revenue is historically at or near 40%. In Interim 2022, revenues increased in all reportable segments as compared to Interim 2021, except for our APAC reportable segment due to prolonged economic impacts of the COVID-19 pandemic in the region. Revenues in our US-LAM segment increased $6.6 million, or 28%, $5.7 million, or 30%, in our Canada segment, and $4.2 million, or 34% in our EMEA segment. These increases were slightly offset by a decrease in our APAC segment of $(1.5) million, or (14)%. Additionally, our revenue was positively impacted by $2.0 million in Interim 2022 when compared to foreign exchange translation rates that were in effect in Interim 2021, though partially offset elsewhere by somewhat higher cost of sales resulting from similar foreign exchange impacts.
Gross profit and margin. Gross profit totaled $31.7 million in Interim 2022, compared to $28.9 million in Interim 2021, an increase of $2.8 million or 10%. Gross margins were 39.0% and 43.6% in Interim 2022 and Interim 2021, respectively. The lower gross margin in Interim 2022 is primarily attributable to warranty costs associated with the operational execution of a US-LAM project that was completed in a prior year as well as higher raw material costs across the company.
Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") were $23.3 million in Interim 2022, compared to $21.6 million in Interim 2021, an increase of $1.7 million or 8%. The increase in SG&A in Interim 2022 is due primarily to increased accrued performance-based short term incentive compensation of $1.3 million as well as an increase of bad debt expense of $1.1 million, mostly in the EMEA reportable segment. SG&A as a percent of sales was 28.7% in Interim 2022 versus 32.5% in Interim 2021, which is attributable to the Company's cost control efforts realized in the period.

Deferred compensation plan expense. Deferred compensation plan expense/(income) was $0.0 million and $0.3 million in Interim 2022 and Interim 2021, respectively. The amount in Interim 2022 is attributable in part to market fluctuations in the underlying balances owed to employees as compared to Interim 2021. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related invested assets.
Amortization of intangible assets. Amortization of intangible assets was $2.2 million in Interim 2022, compared to $2.1 million in Interim 2021, an increase of $0.1 million attributable to normal amortization impacted in part by foreign exchange translation.
Restructuring and other charges/(income). Restructuring and other charges/(income) was zero in Interim 2022, compared to $2.0 million in Interim 2021. The Company enacted certain restructuring activities in Interim 2021 not present in Interim 2022. Refer to Note 3, "Restructuring and other charges/(income)" for additional detail.
Interest expense, net. Interest expense, net, was $(2.0) million and $(2.4) million in Interim 2022 and Interim 2021, respectively, a decrease of $0.4 million. The decrease in interest expense is primarily due to voluntary principal payments of $25.0 million during the last twelve months, primarily on the term loan B credit facility (see Note 8, "Long-Term Debt," for additional information on our long-term debt).
    Other income/(expense). Other income/(expense) was $(3.0) million and $0.6 million in Interim 2022 and Interim 2021, respectively, representing an increase of $(3.6) million in other expense. The increase primarily relates to our debt extinguishment charges of $2.6 million in Interim 2022, as we completed the amendment of our credit facility. See Note 8, "Long-Term Debt," for additional information on our long-term debt and the amendment). Additionally, foreign exchange transactions contributed $0.5 million to the increased expense.
Income tax expense/(benefit).  Income tax expense was $0.8 million in Interim 2022 on pre-tax income of $1.2 million compared to income tax benefit of $0.6 million in Interim 2021 on pre-tax income of $1.2 million, an increase of $1.4 million in income tax expense. Our effective tax rate was 61.7% and (51.7)% in Interim 2022 and Interim 2021, respectively. During Interim 2022, the Company recorded additional tax expense of $0.3 million related to withholding taxes on an intercompany dividend from our Canadian subsidiary in connection with the refinancing of our senior secured credit facilities. Refer to Note 8, "Long-Term Debt," for additional information. During Interim 2021, the Company recorded a discrete tax benefit of $1.4 million related to updated Internal Revenue Service rules regarding the United States global intangible low-taxed income or ("GILTI tax").
Our global anticipated annual effective income tax rate before discrete events was 25.5% and 30.7% for Interim 2022 and Interim 2021, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. (See Note 11, “Income Taxes,” for additional detail).
    Net income/(loss). Net income/(loss) was $0.5 million in Interim 2022 as compared to $1.8 million in Interim 2021, a decrease of $1.3 million. The change in net income/(loss) is explained by the changes noted in the sections above.

Results of Operations (Six-month periods ended September 30, 2021 and 2020)
The following table sets forth our unaudited condensed consolidated statements of operations for the six months ended September 30, 2021 and 2020, respectively, and indicates the amount of change and percentage change between periods.

	Six Months Ended September 30,		Increase/(Decrease)
	(dollars in thousands)
	2021	2020	$	%
Consolidated Statements of Operations Data:
Sales	$152,477	$123,254	$29,223	24%
Cost of sales	94,218	70,204	24,014	34%
Gross profit	$58,259	$53,050	$5,209	10%
Gross margin %	38.2%	43.0%	(4.8)%
Operating expenses:
Selling, general and administrative expenses	$44,721	$45,940	$(1,219)	(3)%
Deferred compensation plan expense/(income)	318	781	(463)	(59)%
Amortization of intangible assets	4,426	5,130	(704)	(14)%
Restructuring and other charges/(income)	(414)	4,908	(5,322)	(108)%
Income/(loss) from operations	$9,208	$(3,709)	$12,917
Other income/(expenses):
Interest expense, net	(4,187)	$(4,971)	784	(16)%
Other income/(expense)	(2,890)	1,314	(4,204)	(320)%
Income/(loss) before provision for income taxes	$2,131	$(7,366)	$9,497	(129)%
Income tax expense/(benefit)	1,994	(3,119)	5,113	(164)%
Net income/(loss)	$137	$(4,247)	$4,384	(103)%

Six Months Ended September 30, 2021 (“YTD 2022”) Compared to the Six Months Ended September 30, 2020 (“YTD 2021”)

Revenues. Revenues for YTD 2022 were $152.5 million, compared to $123.3 million for YTD 2021, an increase of $29.2 million or 24% which management attributes to stronger customer demand, particularly in our product sales, which increased $25.7 million versus YTD 2021. Our sales mix (excluding sales attributable to our THS product line) in YTD 2022 was 39% Greenfield and 61% MRO/UE, as compared to 34% Greenfield and 66% MRO/UE in YTD 2021. Greenfield revenue is typically near 40%. In YTD 2022, revenues increased in all reportable segments except for APAC, which experienced continued impacts of the COVID-19 pandemic and related restrictions. Revenues in our Canada segment increased $11.8 million, or 31%, $10.6 million, or 25% in our US-LAM segment, and $9.6 million, or 44% in our EMEA segment. These increases were slightly offset by a decrease in our APAC segment of $(2.8) million, or (14)%. Additionally, our revenue was positively impacted by $6.7 million in YTD 2022 when compared to foreign exchange translation rates that were in effect in YTD 2021, though partially offset by higher cost of sales resulting from similar foreign exchange impacts.

Gross profit and margin. Gross profit totaled $58.3 million in YTD 2022, compared to $53.1 million in YTD 2021, an increase of $5.2 million, primarily due to the increase in revenues mentioned above. This increase was partially offset by increased costs in some of our large projects, plus a $2.8 million charge in the period related to warranty costs associated with the operational execution of a US-LAM project that was completed in a prior year. Additionally, we have experienced supply chain challenges, which has driven up prices of raw materials as we source from secondary suppliers and face increased freight charges. Gross margins were 38.2% and 43.0% in YTD 2022 and YTD 2021, respectively. However, our gross margin was positively impacted by the Canadian Emergency Wage Subsidy ("CEWS") in the amount of $1.0 million, through which we received government subsidies with respect to our Canadian manufacturing operations. The impact associated with CEWS was greater in YTD 2021, as we recorded a subsidy in the amount of $2.2 million. Please see Note 1, “Basis of Presentation” in our financial statements, for more information on the Canadian Emergency Wage Subsidy.
Selling, general and administrative expenses. Selling, general and administrative expenses were $44.7 million in YTD 2022, compared to $45.9 million in YTD 2021, a decrease of $(1.2) million. The reduction in force that occurred in YTD 2021 contributed to the overall decline in Selling, general and administrative expenses in YTD 2022. In addition, our Selling, general, and administrative expenses were positively impacted by the Canadian Emergency Wage Subsidy in the amount of $0.5 million and $1.7 million in YTD 2022 and YTD 2021, respectively. We also recorded an incremental $1.1 million versus YTD 2021 in bad debt expense mostly related to potentially uncollectible receivables in our EMEA reportable segment. Please see Note 1, “Basis of Presentation and Accounting Policy Information” in our financial statements, for more information on the Canadian Emergency Wage Subsidy.
Deferred compensation plan expense/(income). Deferred compensation plan expense was $0.3 million and $0.8 million in YTD 2022 and YTD 2021, respectively. The decrease in expense in YTD 2022 is attributable in part to market fluctuations in the underlying balances owed to employees as compared to YTD 2021. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related invested assets.
Restructuring and other charges/(income) Restructuring and other charges/(income) were $(0.4) million versus $4.9 million in YTD 2021. We substantially completed our reduction in force initiative in Fiscal 2021, and therefore the entire decrease can be attributed to the lack of activity in YTD 2022. Refer to Note 3, "Restructuring and other charges/(income)."
Amortization of intangible assets. Amortization of intangible assets was $4.4 million in YTD 2022 and $5.1 million in YTD 2021, a decrease of $(0.7) million. The decrease in amortization expense is mostly attributable to normal amortization expense coupled with very little foreign exchange impacts as compared to YTD 2021.
Interest expense net. Interest expense, net, was $(4.2) million in YTD 2022, compared to $(5.0) million in YTD 2021, a decrease of $0.8 million. The decrease in interest expense is due to a lower debt principal balance as we made voluntary repayments in the amount of $25.0 million in fiscal 2021 primarily on the term loan B credit facility (see Note 8, "Long-Term Debt" for additional information on our long-term debt).
Other income/(expense). Other income was income/(expense) of $(2.9) million and $1.3 million in YTD 2022 and YTD 2021, respectively, an increase in other (expense) of $(4.2) million. The increase primarily relates to our debt extinguishment charges of $2.6 million in Interim 2022, as we completed our debt amendment. See Note 8, "Long-Term Debt," for additional information on our long-term debt and the amendment. Additionally, foreign exchange losses contributed $1.0 million to the increased expense.
    Income taxes. Income tax was a $2.0 million expense in YTD 2022 on pre-tax income of $2.1 million compared to an income tax benefit of $3.1 million in YTD 2021 on pre-tax net loss of $7.4 million, an increase in income tax expense of $5.1 million primarily attributable to our higher pretax income. During YTD 2022, we recorded discrete tax items totaling $1.2 million related to withholding taxes in Canada and Russia. During YTD 2021, we had a discrete tax benefit totaling $1.9 million related to updated Internal Revenue Service rules regarding the United States Global Intangible low-taxed income or ("GILTI tax") and related tax planning elections. Our effective tax rate was 93.6% and 42.3% in YTD 2022 and YTD 2021, respectively.
Our anticipated annual effective income tax rate before discrete events is 25.5% in fiscal 2022. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 11, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for further detail on income taxes.
Net income/(loss) Net income/(loss) was $0.1 million in YTD 2022 as compared to $(4.2) million in YTD 2021, an increase of $4.3 million. The change in net income/(loss) is explained by the changes noted in the sections above.
Contingencies
    See Note 9. Commitments and Contingencies to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
At September 30, 2021, we had $38.2 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $4.0 million, or 10%, of these amounts were held in domestic accounts with various institutions and approximately $34.2 million, or 90%, of these amounts were held in accounts outside of the United States with various financial institutions. The domestic United States cash balance at September 30, 2021 was lower due to payments on principal reduction and fees associated with the amendment to our senior secured credit facilities completed on September 29, 2021. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada.
Generally, we seek to maintain a cash and cash equivalents balance between $30.0 and $40.0 million. We will encounter periods where we may be above or below this range, due to, for example, inventory buildup for anticipated seasonal demand in fall and winter months, related cash receipts from credit sales in months that follow, debt maturities, restructuring activities, larger capital investments, severe and/or protracted economic downturns, acquisitions, or some combination of the above activities. The Company continues to manage its working capital requirements effectively through optimizing inventory levels, doing business with credit-worthy customers, and extending payments terms with its supplier base.
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future.
For fiscal 2022, we expect our capital expenditures to approximate 1.5% to 2.0% of revenue. Additionally, we will be required to pay down $5.2 million of principal payments on our long-term debt in the next twelve months. See further details in Note 8. Long-Term Debt, in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $1.5 million, mostly related to long-term information technology contracts, of which $1.0 million are due within the next twelve months.
Strategic Investments
Our long term plan includes investments in three key areas as we look to profitably grow the company beyond its existing installed base.
First, we expect to diversify our revenues into adjacent markets like commercial, food & beverage, transportation and other non-oil and gas industries where we can continue to differentiate our offerings through quality, safety and customer service, while also aligning Thermon’s strategy around the energy transition toward a more sustainable global economy.
Second, we expect higher levels of investment in the emerging markets over the coming decades to meet the needs of a larger middle class and will be investing in resources to more quickly respond to the unique needs of those local markets.
Finally, we will continue expanding our technology enabled maintenance solutions, like our recently launched Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services.
These three initiatives will include incremental investments, both organic and inorganic, over a multi-year period, but we expect will result in a more diversified, sustainable and profitable company over time.

Discussion and Analysis of Cash Flows

	Six Months Ended September 30,
	(dollars in thousands)
	2021	2020	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$10,451	$12,604	$(2,153)
Investing activities	(1,998)	(4,095)	2,097
Financing activities	(9,992)	(1,898)	(8,094)

Free Cash Flow:(1)
Cash provided by operating activities	$10,451	$12,604	$(2,153)
Less: Cash used for purchases of property, plant, and equipment	(2,055)	(4,132)	2,077
Plus: Sales of rental equipment	57	37	20
Free Cash Flow	$8,453	$8,509	$(56)

(1) "Free Cash Flow" is a non-GAAP financial measure, which we define as net cash provided by operating activities less cash used for the purchase of property, plant, and equipment, net of sales of rental equipment and proceeds from sales of land and buildings. Free Cash Flow is one measure management uses internally to assess liquidity. Our calculation may not be comparable to similarly titled measures reported by other companies.

Operating Cash Flows

Net cash provided by/(used in) operating activities was $10.5 million in YTD 2022, compared to $12.6 million in YTD 2021. The $(2.1) million decrease is driven by a use of cash due to the change in net working capital accounts of $10.2 million, nearly offset by a change in non-cash items and change in net income totaling $8.1 million. Our net working capital position changed as a result of an overall increase in sales in YTD 2022, which drives an increase in accounts receivable versus a large decline in accounts receivable in YTD 2021, when sales were not trending positively.
Investing Cash Flows
Cash Flows used in investing activities totaled $(2.0) million and $(4.1) million for YTD 2022 and YTD 2021, respectively, a comparative decrease in the use of cash for investing activities of $2.1 million. Net cash used in investing activities relates to the purchase of capital assets, primarily to maintain the existing operations of the business and includes purchases and sales of equipment in our rental business. YTD 2021 included greater customer-driven purchases of rental equipment.
Financing Cash Flows
Net cash provided by/(used in) financing activities totaled a use of cash of $(10.0) million and a use of cash of $(1.9) million in YTD 2022 and YTD 2021, respectively, a comparative increase in the use of cash from financing activities of $(8.1) million, mostly attributable to $7.9 million payments on Term Loan B before the amendment and restatement, as well as deferred debt issuance costs associated with Term Loan A. Cash proceeds/payments in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt and revolving credit facility.
Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc. (the “Company”), as a credit party and a guarantor, Thermon Holding Corp. (“THC” or the “U.S. Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with THC, the “Borrowers”), as borrowers, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Agent”).
The Credit Agreement is an amendment and restatement of that certain Credit Agreement dated October 30, 2017 by and among Borrowers, the lenders time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the

“Prior Credit Agreement”), and provides for the credit facilities described in Note 8. Long-Term Debt, in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report.
Other Non-GAAP Financial Measures
In addition to evaluating our cash flow generation based upon operating, investing, and financing activities, the Company believes that the non-GAAP measure used in this section may provide investors and key stakeholders with another important perspective regarding our performance. The Company does not intend for this non-GAAP metric to be a substitute for the related GAAP measure, nor should it be viewed in isolation and without considering all relevant GAAP measurements. Moreover, our calculation may not be comparable to similarly titled measures reported by other companies.
We define “Free Cash Flow” as net cash provided by operating activities less cash used for the purchase of property, plant, and equipment, net of sales of rental equipment as well as proceeds from sales of land and buildings. This metric should not be interpreted to mean the remaining cash that is available for discretionary spending, dividends, share repurchases, acquisitions, or other purposes, as it excludes significant, mandatory obligations, such as principal payments on the Company’s long-term debt facility. Free cash flow is one measure that the Company uses internally to assess liquidity.
Free Cash Flow totaled $8.5 million for YTD 2022 as compared to $8.5 million for YTD 2021, relatively flat comparatively, primarily due to lower cash flows from operations offset by reduced purchases on property, plant and equipment.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during the first six months of fiscal 2022. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities. See the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2021 for further details.
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
Recent Accounting Pronouncements
See Note 1, “Basis of Presentation” to our unaudited condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on recent accounting pronouncements, which is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures are the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 65% of our YTD 2022 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2022, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10%

appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.3 million for YTD 2022. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.4 million for YTD 2022. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.2 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.2 million for YTD 2022.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $0.7 million and gains of $0.3 million in YTD 2022 and YTD 2021, respectively.
As of September 30, 2021, we had approximately $16.8 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were positively impacted by $6.7 million in YTD 2022 when compared to foreign exchange translation rates that were in effect in YTD 2021. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $3.4 million and gains of $14.7 million in YTD 2022 and YTD 2021, respectively, representing a comparative decrease in foreign currency translation gains of $18.1 million. The comparative decrease in YTD 2022 foreign currency translation gains is primarily due to the weakening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2021. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income. Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income.
    Foreign currency risks related to intercompany notes. The Company has terminated its cross currency swap as of September 29, 2021. See Note 2, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements of this quarterly report for further information regarding our cross currency swap.
    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the LIBOR and CDOR rate. As of September 30, 2021, we had $139.8 million of outstanding principal under our Term Loan Facilities and no borrowings under the Revolving Credit Facility. The interest rates for borrowings under our term loan A credit facility were 2.05% for our Canadian Term Loan Facility and 1.71% for the U.S. Term Loan Facility as of September 30, 2021. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.4 million increase or decrease, as applicable, in our annual interest expense.
    Commodity price risk.  We use various commodity-based raw materials in our manufacturing processes. Generally, we acquire such components at market prices and do not typically enter into long-term purchase commitments with suppliers or hedging instruments to mitigate commodity price risk. As a result, we are subject to market risks related to changes in commodity prices and supplies of key components of our products. Raw material costs have been stable in the past; however, we have begun to experience temporary shortages in certain raw materials as well as an increase in costs of these materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. Also, we have seen construction labor inefficiencies and increased overtime in certain of our facilities due to temporary shortages in raw materials required for production. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
Item 4. Controls and Procedures
Controls and Procedures
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of September 30, 2021, due to the material weakness described below.
We identified a material weakness in internal control over financial reporting during the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. We did not have properly designed controls and policies to ensure the accuracy and completeness of the project completion status associated with the reserve for large warranty-related project remediation work.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness resulted in immaterial misstatements in the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended March 31, 2021, and in the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as described further in Note 1. "Basis of Presentation" to the unaudited condensed consolidated financial statements included in Item 1 of this quarterly report.
Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Efforts and Status of Material Weakness
The Company is in the process of enhancing the design of certain internal controls over financial reporting related to accounting for warranty reserves in accordance with a remediation plan for the material weakness, which includes updating the Company’s controls associated with the completeness and accuracy of information used in determining the accrual for large warranty-related project remediation work and subsequent application of those controls. These enhanced controls will be tested for effectiveness in future periods.
Changes in Internal Control Over Financial Reporting
Other than as discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9. Commitments and Contingencies to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 1.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021, except as set forth below.
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
Although we have concluded that our consolidated financial statements as of September 30, 2021 have been prepared in accordance with generally accepted accounting principles, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the Company, we have identified a material weakness in internal control over financial reporting primarily related to the controls over the reserve for warranties, as described in further detail in Part I - Item 4. “Controls and Procedures” of this quarterly report. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.
We are in the process of implementing a remediation plan, as described further in Item 4, "Controls and Procedures," but if our remediation plan is insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, the market price of our common stock may be adversely affected, and we may be unable to maintain compliance with the listing requirements of the New York Stock Exchange.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement dated September 29, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2021)

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 9, 2021	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)