Form 10-Q
period 2021-12-31
Thermon Group Holdings, Inc.
filed 2022-02-03
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 2, 2022, the registrant had 33,350,311 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2021

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,566	$40,124
Accounts receivable, net of allowances of $2,689 and $2,074 as of December 31, 2021 and March 31, 2021, respectively	89,422	74,501
Inventories, net	69,634	63,790
Contract assets	21,248	11,379
Prepaid expenses and other current assets	12,007	8,784
Income tax receivable	7,936	8,231
Total current assets	$232,813	$206,809
Property, plant and equipment, net of depreciation and amortization of $62,722 and $55,555 as of December 31, 2021 and March 31, 2021, respectively	66,299	72,630
Goodwill	211,389	213,038
Intangible assets, net	96,398	103,784
Operating lease right-of-use assets	10,935	12,619
Deferred income taxes	1,083	2,586
Other long-term assets	7,553	6,412
Total assets	$626,470	$617,878
Liabilities
Current liabilities:
Accounts payable	$34,799	$19,722
Accrued liabilities	22,731	23,888
Current portion of long-term debt	7,004	2,500
Contract liabilities	6,568	2,959
Lease liabilities	3,335	3,511
Income taxes payable	417	218
Total current liabilities	$74,854	$52,798
Long-term debt, net	125,092	143,017
Deferred income taxes	18,532	21,006
Non-current lease liabilities	10,312	12,373
Other non-current liabilities	9,120	9,812
Total liabilities	$237,910	$239,006
Commitments and contingencies (Note 9)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,341,899 and 33,225,808 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	233,555	231,322
Accumulated other comprehensive loss	(39,871)	(35,919)
Retained earnings	194,843	183,436
Total equity	$388,560	$378,872
Total liabilities and equity	$626,470	$617,878
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Sales	$100,613	$79,604	$253,090	$202,858
Cost of sales	59,866	42,644	154,084	112,848
Gross profit	40,747	36,960	99,006	90,010
Operating expenses:
Selling, general and administrative expenses	22,099	20,283	66,820	66,222
Deferred compensation plan expense/(income)	292	599	610	1,380
Amortization of intangible assets	2,187	2,135	6,613	7,265
Restructuring and other charges/(income)	—	3,783	(414)	8,692
Income/(loss) from operations	16,169	10,160	25,377	6,451
Other income/(expenses):
Interest expense, net	(842)	(2,433)	(5,029)	(7,404)
Other income/(expense)	(627)	874	(3,517)	2,188
Income/(loss) before provision for income taxes	14,700	8,601	16,831	1,235
Income tax expense/(benefit)	3,430	2,426	5,424	(693)
Net income/(loss)	$11,270	$6,175	$11,407	$1,928
Comprehensive income/(loss):
Net income/(loss)	$11,270	$6,175	$11,407	$1,928
Foreign currency translation adjustment	(413)	14,516	(3,843)	29,245
Other miscellaneous income/(loss)	(96)	(152)	(109)	(731)
Comprehensive income/(loss)	$10,761	$20,539	$7,455	$30,442
Net income/(loss) per common share:
Basic	$0.34	$0.19	$0.34	$0.06
Diluted	0.33	0.18	0.34	0.06
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,340,000	33,180,562	33,292,614	33,110,877
Diluted	33,658,104	33,419,573	33,481,964	33,234,357

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,436	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	97
Issuance of common stock as deferred compensation to employees	23,858	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	42,326	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,368	—	—	—	—	—
Stock compensation expense	—	—	1,178	—	—	1,178
Repurchase of employee stock units on vesting	—	—	(548)	—	—	(548)
Net income/(loss)	—	—	—	(340)	—	(340)
Foreign currency translation adjustment	—	—	—	—	4,195	4,195
Other	—	—	—	—	(64)	(64)
Balances at June 30, 2021	33,307,460	$33	$232,049	$183,096	$(31,788)	$383,390
Issuance of common stock as deferred compensation to employees	10,687	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	7,344	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,352	—	—	—	—	—
Stock compensation expense	—	—	1,246	—	—	1,246
Repurchase of employee stock units on vesting	—	—	(14)	—	—	(14)
Net income/(loss)	—	—	—	477	—	477
Foreign currency translation adjustment	—	—	—	—	(7,625)	(7,625)
Other	—	—	(1)	1	51	51
Balances at September 30, 2021	33,333,843	$33	$233,280	$183,574	$(39,362)	$377,525
Issuance of common stock as deferred compensation to employees	52	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,004	—	—	—	—	—
Stock compensation expense	—	—	275	—	—	275
Net income/(loss)	—	—	—	11,270	—	11,270
Foreign currency translation adjustment	—	—	—	—	(413)	(413)
Other	—	—	—	(1)	(96)	(97)
Balances at December 31, 2021	33,341,899	$33	$233,555	$194,843	$(39,871)	$388,560

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	81,995	—	437	—	—	437
Issuance of common stock as deferred compensation to employees	39,458	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	63,477	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,520	—	—	—	—	—
Stock compensation expense	—	—	1,133	—	—	1,133
Repurchase of employee stock units on vesting	—	—	(557)	—	—	(557)
Net income/(loss)	—	—	—	(6,085)	—	(6,085)
Foreign currency translation adjustment	—	—	—	—	9,475	9,475
Other	—	—	—	—	(380)	(380)
Balances at June 30, 2020	33,115,268	$33	$228,754	$176,474	$(54,799)	$350,462
Issuance of common stock in exercise of stock options	1,344	—	15	—		15
Issuance of common stock as deferred compensation to employees	33,789	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	6,005	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	13,392	—	—	—	—	—
Stock compensation expense	—	—	1,358	—	—	1,358
Repurchase of employee stock units on vesting	—	—	(129)	—	—	(129)
Net income/(loss)	—	—	—	1,838	—	1,838
Foreign currency translation adjustment	—	—	—	—	5,254	5,254
Other	—	—	—	—	(199)	(199)
Balances at September 30, 2020	33,169,798	$33	$229,998	$178,312	$(49,744)	$358,599
Issuance of common stock in exercise of stock options	—	—	16	—	—	16
Issuance of common stock as deferred compensation to employees	1,867	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	14,553	—	—	—	—	—
Stock compensation expense	—	—	430	—	—	430
Repurchase of employee stock units on vesting	—	—	(2)	—	—	(2)
Net income/(loss)	—	—	—	6,175	—	6,175
Foreign currency translation adjustment	—	—	—	—	14,516	14,516
Other	—	—	8	—	(160)	(152)
Balances at December 31, 2020	33,186,218	$33	$230,450	$184,487	$(35,388)	$379,582

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Operating activities
Net income/(loss)	$11,407	$1,928
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	15,349	15,617
Amortization of deferred debt issuance costs	495	773
Loss on extinguishment of debt	2,569	—
Stock compensation expense	2,699	2,921
Deferred income taxes	(878)	(2,698)
Reserve for uncertain tax positions, net	58	—
(Gain)/Loss on long-term cross currency swap	(1,391)	5,068
Remeasurement (gain)/loss on intercompany balances	(556)	(6,996)
Loss on sale of business, net of cash surrendered	310	2,045
Changes in operating assets and liabilities:		0
Accounts receivable	(15,471)	21,028
Inventories	(6,137)	(10,618)
Contract assets	(6,287)	(2,148)
Other current and non-current assets	(3,293)	(2,833)
Accounts payable	15,221	(2,263)
Accrued liabilities and non-current liabilities	(824)	(991)
Income taxes payable and receivable	475	(5,354)
Net cash provided by/(used in) operating activities	$13,746	$15,479
Investing activities
Purchases of property, plant and equipment	(2,920)	(4,708)
Sale of rental equipment	235	65
Net cash provided by/(used in) in investing activities	$(2,685)	$(4,643)
Financing activities
Proceeds from Term Loan A	140,425	—
Proceeds from revolving credit facility	15,959	37,189
Payments on long-term debt and revolving credit facility	(171,862)	(44,339)
Issuance costs associated with revolving line of credit and long term debt	(1,248)	—
Proceeds from exercise of stock options	97	468
Repurchase of employee stock units on vesting	(562)	(688)
Payments on finance leases	(96)	(218)
Net cash provided by/(used in) financing activities	$(17,287)	$(7,588)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(821)	3,057
Change in cash, cash equivalents and restricted cash	(7,047)	6,305
Cash, cash equivalents and restricted cash at beginning of period	42,450	46,006
Cash, cash equivalents and restricted cash at end of period	$35,403	$52,311

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 ("fiscal 2021"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at December 31, 2021 and March 31, 2021, and the results of our operations for the three and nine months ended December 31, 2021 and 2020. Certain prior year amounts have been reclassified to conform with the current year's presentation.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may continue to negatively impact, global demand for our products and services. Although we believe the general economic environment in which we operate has improved since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods. We have experienced increased costs across our global supply chain as we focus on meeting growing demand from our customers. In certain circumstances, we have had issues with a lack of availability of certain raw materials as well as increases in costs of our raw materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. Also, we have seen labor inefficiencies and increased overtime in certain of our facilities due to temporary shortages in raw materials required for production. These increased costs have contributed to lower-than-anticipated margins in the three and nine months ended December 31, 2021.
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
We recorded $199 and $1,448 to "Cost of sales" in our condensed consolidated statement of operations for the three and nine months ended December 31, 2021, respectively. We recorded $4 and $504 to "Selling, general and administrative expenses" in our condensed consolidated statement of operations for the three and nine months ended December 31, 2021, respectively.
We recorded $1,399 and $3,552 to "Cost of sales" in our condensed consolidated statement of operations for the three and nine months ended December 31, 2020, respectively. We recorded $301 an $1,953 to "Selling, general and administrative expenses" in our condensed consolidated statement of operations for the three and nine months ended December 31, 2020, respectively.
Additionally, we capitalized $2 and $430 in "Inventories, net" at December 31, 2021 and March 31, 2021.

We anticipate our benefit from the CEWS program to decline in fiscal 2022 as we become less qualified for the subsidy and as the program ended in October 2021.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2021, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2022 ("fiscal 2022").
We increased our allowance for doubtful accounts at December 31, 2021 to $2,689 from $2,074 at March 31, 2021. The increase in the period is primarily attributable to an accrual for bad debts related to potentially uncollectible receivables, mainly in our EMEA reportable segment.
We typically record compensation cost related to performance stock units that are initially deemed probable to meet our performance target 100% of the award fair value. However, during the three months ended December 31, 2021, we adjusted our compensation cost to reflect the likelihood of certain performance stock units granted in fiscal 2020 vesting based on the Company's financial performance. We determined that these awards were not probable to meet the related performance condition; therefore we have recorded income from a reversal of compensation cost of $1,073. We also recognized incremental compensation cost in the three months ended December 31, 2021 of $107 on certain fiscal 2021 and 2022 performance stock units based on the expected financial performance of the Company.
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

	December 31,
	2021	2020
Cash and cash equivalents	$32,566	$49,617
Restricted cash included in prepaid expenses and other current assets	2,496	2,314
Restricted cash included in other long-term assets	341	380
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$35,403	$52,311

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

Correction of an Error

During the second quarter of fiscal 2022, we identified an error in our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2021, as well as our consolidated financial statements as of and for the three months ended March 31, 2021. The error was due to underreported warranty costs associated with the operational execution of a large project in our US-LAM segment that completed in a prior year for which we are supplying engineering services, installation services, and equipment. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any one quarterly period. Accordingly, we corrected the error in the consolidated balance sheets at March 31, 2021 and consolidated statements of operations and comprehensive income for the three and twelve months ended March 31, 2021. We also corrected the error in the unaudited condensed consolidated balance sheets at June 30, 2021, and unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2021 is as follows:

Consolidated Balance Sheets	March 31, 2021		March 31, 2021
	as reported	Adjustments	as corrected
Accrued liabilities	$23,517	$371	$23,888
Deferred income taxes	21,088	(82)	21,006
Retained earnings	$183,725	(289)	183,436

Consolidated Statement of Operations and Comprehensive Income	Three Months Ended March 31, 2021		Three Months Ended March 31, 2021
	as reported	Adjustments	as corrected
Sales	$73,323	$—	$73,323
Cost of sales	46,090	371	46,461
Gross profit	27,233	(371)	26,862
Net income/(loss)	$(763)	$(288)	$(1,051)
Net income/(loss) per common share:
Basic	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.03)

Consolidated Statement of Operations and Comprehensive Income	Twelve Months Ended March 31, 2021		Twelve Months Ended March 31, 2021
	as reported	Adjustments	as corrected
Sales	$276,181	$—	$276,181
Cost of sales	158,938	371	159,309
Gross profit	117,243	(371)	116,872
Net income/(loss)	$1,165	$(288)	$877
Net income/(loss) per common share:
Basic	$0.04	$(0.01)	$0.03
Diluted	$0.03	$0.00	$0.03

Consolidated Balance Sheets	June 30, 2021		June 30, 2021
	as reported	Adjustments	as corrected
Accrued liabilities	$20,046	$2,002	$22,048
Income taxes payable	678	(424)	254
Deferred income taxes	21,880	(82)	21,798
Retained earnings	$184,591	(1,496)	183,095

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2021
	as reported	Adjustments	as corrected
Sales	$71,155	$—	$71,155
Cost of sales	42,986	1,631	44,617
Gross profit	28,169	(1,631)	26,538
Net income/(loss)	$867	$(1,207)	$(340)
Net income/(loss) per common share:
Basic	$0.03	$(0.04)	$(0.01)
Diluted	$0.03	$(0.04)	$(0.01)

Recent Accounting Pronouncements

Business Combinations - In October 2021, the FASB issued Accounting Standards Update, ("ASU") 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022 and early adoption is permitted. We intend to evaluate the option to early adopt should we execute a business combination before mandatory adoption. Adopting this standard could have a material impact on revenue associated with an acquired business.

Government Assistance - In November 2021, the FASB issued Accounting Standards Update 2021-10 - Government Assistance, which creates new Codification Topic 832 (government assistance). This new topic addresses the requirement for disclosures when an entity receives government assistance. The requirements state the entity should disclose the nature of the transactions and the related accounting policies used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. Topic 832 is effective for all public business entities in annual periods in fiscal years beginning after December 15, 2021. Early application is permitted. We have early adopted this standard effective October 1, 2021, and it did not have a material impact on our financial statements.

Reference Rate Reform - In March 2020, the FASB issued Accounting Standards Update 2020-04 - Reference Rate Reform (ASC 848). The update is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This ASU became effective in March of 2020. As of December 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period.

Income Taxes - In December 2019, the FASB issued Accounting Standards Update 2019-12 - Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. This ASU amends ASC 740 to simplify certain requirements related to income taxes, specifically as it relates to interim period accounting for changes in tax law and year-to-date loss limitation in interim period accounting. The new standard is effective for fiscal years beginning after December 15, 2020. We adopted this standard effective April 1, 2021, and such adoption did not have a material impact on our consolidated financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2021 and March 31, 2021, no assets or liabilities were valued using Level 3 criteria.
Information about our long-term debt that is not measured at fair value is as follows:

	December 31, 2021		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$132,780	$132,116	$148,500	$148,871	Level 2 - Market Approach
At December 31, 2021 and March 31, 2021, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross Currency Swap
On September 29, 2021, we terminated a long-term cross currency swap we previously entered into through transactions related to the amendment to our term loan and revolving credit facility. The previous intercompany receivable, for which we had the swap, was settled with us by our wholly-owned Canadian subsidiary, Thermon Canada Inc. Refer to Note 8,"Long-Term Debt" for more information regarding our debt transactions. There were no transactions related to the long-term cross currency swap in the three months ended December 31, 2021, and there was not a balance associated with the swap in our condensed consolidated balance sheets as of December 31, 2021.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheets at December 31, 2021 and March 31, 2021 were $5,710 and $5,047, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $5,258 and $4,608 included in “Other long-term liabilities” in the condensed consolidated balance sheets at December 31, 2021 and March 31, 2021, respectively. In fiscal 2022, deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation expense/(income) was $292 and $599 for the three months ended December 31, 2021 and 2020, respectively, and $610 and $1,380 for the nine months ended December 31, 2021 and 2020, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized gains on investments were $314 and $651, respectively, for the three months ended December 31, 2021 and 2020, respectively, and $620 and $1,419 for the nine months ended December 31, 2021 and 2020, respectively.

Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2021 and March 31, 2021, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2021	March 31, 2021
Russian Ruble	$1,701	$3,000
Canadian Dollar	3,500	5,500
South Korean Won	1,850	5,000
Mexican Peso	1,850	1,500
Australian Dollar	1,300	900
Great Britain Pound	—	500
Total notional amounts	$10,201	$16,400

The following table represents the fair value of our foreign currency forward contracts:

	December 31, 2021		March 31, 2021
	Fair Value		Fair Value
	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	$63	$64	$61	$32
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were losses of $(637) and of $(388) in the three months ended December 31, 2021 and 2020, respectively, and losses of $(861) and $(437) for the nine months ended December 31, 2021 and 2020, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended December 31, 2021 and 2020, our net foreign currency transactions resulted in losses of $(949) and gains of $109, respectively, and losses of $(1,634) and gains of $85 for the nine months ended December 31, 2021 and 2020, respectively.

3. Restructuring and Other Charges/(Income)
In fiscal 2021, we enacted certain restructuring initiatives to align our cost structure with the decline in demand for our products and services at that time primarily due to COVID-19 and supply/demand fluctuations in commodity prices. We are substantially complete with these initiatives. We recorded the following charges/(income) as it relates to restructuring.
Fiscal 2022 charges/(income)
No activity was recorded for the three months ended December 31, 2021. For the nine months ended December 31, 2021, we recorded $(103) for severance-related activity in our Canadian segment which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income. Additionally, we recorded $(311) in cash receipts related to receivables existing prior to the sale of our South Africa business, which was completed in fiscal 2021.
Fiscal 2021 charges/(income)
The Company eliminated approximately 66 and 262 hourly and salaried positions and incurred $997 and $5,858 in one-time severance costs during the three and nine months ended December 31, 2020, respectively, which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income.
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

Disposal of South Africa Business
On December 15, 2020, a Sale of Shares Agreement was entered into between one of our consolidated subsidiaries and an investor consortium (the "TSAPL Purchasers"). As a result of this agreement, 100% of the outstanding common shares of our consolidated subsidiary, Thermon South Africa Proprietary Limited (the "South Africa Business"), were sold to the TSAPL Purchasers, with aggregate proceeds of 2,500 South African Rand (ZAR), or $167, as partial satisfaction of an existing note receivable. In addition, the TSAPL Purchasers committed to settle operational receivables attributable to other Thermon Group Holdings, Inc. subsidiaries that were existing at the time of sale.
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
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020

United States and Latin America	$—	$959	$(46)	$3,373
Canada	—	573	(186)	2,702
Europe, Middle East and Africa	—	2,251	(182)	2,607
Asia-Pacific	—	—	—	10
	$—	$3,783	$(414)	$8,692

Restructuring activity related to severance activity described above recorded in "Accrued liabilities" on the condensed consolidated balance sheets is summarized as follows for the nine months ended December 31, 2021 and December 31, 2020:

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Beginning balance	$657	$—
Costs/(income)	(103)	5,858
Less cash payments	(452)	(4,153)
Ending balance	$102	$1,705

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
The reconciliations of the denominators used to calculate basic and diluted net income/(loss) per common share for the three and nine months ended December 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Basic net income/(loss) per common share
Net income/(loss)	$11,270	$6,175	$11,407	$1,928
Weighted-average common shares outstanding	33,340,000	33,180,562	33,292,614	33,110,877
Basic net income/(loss) per common share	$0.34	$0.19	$0.34	$0.06

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Diluted net income/(loss) per common share
Net income/(loss)	$11,270	$6,175	$11,407	$1,928
Weighted-average common shares outstanding	33,340,000	33,180,562	33,292,614	33,110,877
Common share equivalents:
Stock options	271	2,733	1,660	21,155
Restricted and performance stock units	317,833	236,278	187,690	102,325
Weighted average shares outstanding – dilutive (1)	33,658,104	33,419,573	33,481,964	33,234,357
Diluted net income/(loss) per common share	$0.33	$0.18	$0.34	$0.06
(1) For the three and nine months ended December 31, 2021, 45,099 and 139,843 equity awards, respectively, were not included in the calculation of diluted net income/(loss) per common share, as they would have had an anti-dilutive effect. For the three and nine months ended December 31, 2020, 250,668 and 246,005 equity awards respectively, were not included in the calculation of diluted net income/(loss) per common share, as they would have had an anti-dilutive effect.
5. Inventories
Inventories consisted of the following:

	December 31, 2021	March 31, 2021
Raw materials	$41,227	$33,485
Work in process	4,394	4,071
Finished goods	25,990	28,008
	71,611	65,564
Valuation reserves	(1,977)	(1,774)
Inventories, net	$69,634	$63,790

6. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of December 31, 2021 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2021	$62,725	$121,550	$20,139	$8,624	$213,038
Foreign currency translation impact	—	(988)	(661)	—	(1,649)
Balance as of December 31, 2021	$62,725	$120,562	$19,478	$8,624	$211,389
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
No triggering events were identified during the three month period ended December 31, 2021 which would indicate that the fair value of any of our reporting units was less than its carrying amount.

Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Carrying Amount at December 31, 2021	Gross Carrying Amount at March 31, 2021	Accumulated Amortization	Net Carrying Amount at March 31, 2021
Products	$65,712	$(27,380)	$38,332	$66,250	$(22,635)	$43,615
Trademarks	45,195	(1,460)	43,735	45,581	(1,289)	44,292
Developed technology	9,940	(5,806)	4,134	10,028	(5,486)	4,542
Customer relationships	113,049	(103,305)	9,744	113,789	(102,911)	10,878
Certifications	453	—	453	457	—	457
Total	$234,349	$(137,951)	$96,398	$236,105	$(132,321)	$103,784

7. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2021	March 31, 2021
Accrued employee compensation and related expenses	$13,001	$11,765
Accrued interest	133	648
Customer prepayments	643	283
Warranty reserves	532	250
Professional fees	2,390	2,361
Sales taxes payable	2,224	2,404
Other(1)	3,808	6,177
Total accrued current liabilities	$22,731	$23,888
(1) Included in Other are accrued warranty-related costs of $2,677 associated with the operational execution of a US-LAM project that was completed in a prior year. Refer to Note 1, "Basis of Presentation" for more information.

8. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2021	March 31, 2021
Variable Rate Term Loan B due October 2024 net of deferred debt issuance costs and debt discounts of $2,983 as of March 31, 2021	$—	$145,517
Variable Rate Term Loan A due September 2026 net of deferred debt issuance costs of $684 as of December 31, 2021	132,096	—
Less current portion	(7,004)	(2,500)
Total long-term debt	$125,092	$143,017
Senior Secured Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc., as a credit party and a guarantor, Thermon Holding Corp. (“THC” or the “U.S. Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with THC, the “Borrowers”), as borrowers, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Agent”), which was further amended on November 19, 2021.
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
Debt Issuance Costs
We incurred fees to third parties in connection with our entry into the Credit Agreement described above. The debt issuance costs of $1,248 were capitalized and will be amortized over the life of the Credit Agreement. Additionally, we recognized a loss on debt extinguishment of $2,569, which was recorded to Other income/(expense) on our condensed consolidated statements of operations and comprehensive income.
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of December 31, 2021, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
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
    At December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility. We drew down on the Revolving Credit Facility in the ordinary course of business in the amount of $8,000 and paid that amount back in full during the three months ended December 31, 2021. We had $96,978 of available borrowing capacity thereunder after taking into account the borrowing base and $3,022 of outstanding letters of credit. The Term Loans bear interest at the LIBOR rate or CDOR rate, as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on December 31, 2021 were 2.16% for the Canadian Term Loan Facility, and 1.73% for the U.S. Term Loan Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income.
9. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation and other such proceedings or disputes reduce operating income as period expenses when incurred. As of December 31, 2021, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Specifically, we have accrued $691 to "Accrued Liabilities" in the condensed consolidated balance sheets related to various claims. Also, because we have insurance policies in place for certain covered instances, we have recorded a corresponding receivable to "Prepaid expenses and other current assets" on the condensed consolidated balance sheets in the amount of $412. We expect that the contingency related to these amounts will be resolved in the next twelve months. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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

As of December 31, 2021, the Company has accrued $2,677 as estimated additional cost related to the operational execution of a project in our US-LAM segment that was completed in a prior year. Refer to Note 7, "Accrued Liabilities" in the notes herein for more information.
Letters of Credit and Bank Guarantees
At December 31, 2021, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $10,167. Of this amount, $1,335 is secured by cash deposits at the Company’s financial institutions and an additional $3,022 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. In addition to the arrangements totaling $10,167, our Indian subsidiary also has $4,877 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
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
    Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$19,695	$30,132	$49,827	$14,743	$14,971	$29,714
Canada	25,358	5,696	31,054	18,509	6,483	24,992
Europe, Middle East and Africa	7,896	5,041	12,937	7,932	9,212	17,144
Asia-Pacific	4,654	2,141	6,795	4,933	2,821	7,754
Total revenues	$57,603	$43,010	$100,613	$46,117	$33,487	$79,604

	Nine Months Ended December 31, 2021			Nine Months Ended December 31, 2020
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$50,565	$52,360	$102,925	$34,728	$37,505	$72,233
Canada	64,490	16,938	81,428	45,932	17,589	63,521
Europe, Middle East and Africa	21,218	23,148	44,366	21,449	17,492	38,941
Asia-Pacific	15,810	8,561	24,371	12,838	15,325	28,163
Total revenues	$152,083	$101,007	$253,090	$114,947	$87,911	$202,858
Performance Obligations

    At December 31, 2021, revenues associated with our open performance obligations totaled $145,715, representing our backlog. Within this amount, approximately $46,313 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.

Contract Assets and Liabilities

    As of December 31, 2021 and March 31, 2021, contract assets were $21,248 and $11,379, respectively. There were no losses recognized on our contract assets for the nine months ended December 31, 2021 and 2020. As of December 31, 2021 and March 31, 2021, contract liabilities were $6,568 and $2,959, respectively. The majority of contract liabilities at March 31, 2021 were recognized as revenue as of December 31, 2021. We typically recognize revenue associated with our contract liabilities within 12 months.
11. Income Taxes
Our effective income tax rate, after discrete tax events, was a 32.2% provision against income before taxes for the nine months ended December 31, 2021 and a benefit of 56.1% against income before taxes for the nine months ended December 31, 2020. During the nine months ended December 31, 2021, the Company recorded a discrete tax expense of $301 related to withholding taxes on an intercompany dividend from Canada to the United States in relation to the Amended and Restated Debt Agreement. Refer to Note 8, "Long-Term Debt." Also, during the nine months ended December 31, 2021, the Company recorded a discrete tax expense of $430 related to a change in withholding tax rates in its Russian subsidiary. Excluding the impact of withholding taxes in Canada and Russia and other discrete items, the Company estimates that the effective tax rate will be 26.1% for fiscal year 2022. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. During the nine months ended December 31, 2020, we had a discrete tax benefit totaling $1,854 million related to updated Internal Revenue Service rules regarding the United States Global Intangible low-taxed income or ("GILTI tax") and related tax planning elections.
    As of December 31, 2021, we have established a long-term liability for uncertain tax positions in the amount of $865. As of December 31, 2021, the tax years for the fiscal years ended March 31, 2016 through March 31, 2021 remain open to examination by the major taxing jurisdictions to which we are subject.
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
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Sales to External Customers:
United States and Latin America	$49,827	$29,714	$102,925	$72,233
Canada	31,054	24,992	81,428	63,521
Europe, Middle East and Africa	12,937	17,144	44,366	38,941
Asia-Pacific	6,795	7,754	24,371	28,163
	$100,613	$79,604	$253,090	$202,858
Inter-Segment Sales:
United States and Latin America	$8,588	$10,751	$29,424	$31,849
Canada	2,616	2,523	7,555	5,378
Europe, Middle East and Africa	295	542	1,137	1,615
Asia-Pacific	313	343	930	861
	$11,812	$14,159	$39,046	$39,703
Depreciation Expense:
United States and Latin America	$1,396	$1,647	$4,331	$4,727
Canada	1,245	1,144	3,967	3,255
Europe, Middle East and Africa	101	8	305	235
Asia-Pacific	43	40	133	135
	$2,785	$2,839	$8,736	$8,352
Amortization Expense:
United States and Latin America	$295	$295	$885	$1,169
Canada	1,858	1,797	5,624	5,452
Europe, Middle East and Africa	23	32	71	429
Asia-Pacific	11	11	33	215
	$2,187	$2,135	$6,613	$7,265
Income/(Loss) from Operations:
United States and Latin America	$6,728	$3,647	$4,832	$(4,185)
Canada	7,312	4,993	15,136	9,171
Europe, Middle East and Africa	2,026	802	6,464	2,278
Asia-Pacific	683	1,425	3,107	3,259
Unallocated:
Stock compensation	(275)	(430)	(2,698)	(2,921)
Public company costs	(305)	(277)	(1,464)	(1,151)
	$16,169	$10,160	$25,377	$6,451

	December 31, 2021	March 31, 2021
Property, Plant and Equipment, Net:
United States and Latin America	$32,600	$36,155
Canada	30,074	32,583
Europe, Middle East and Africa	2,969	3,141
Asia-Pacific	656	751
	$66,299	$72,630
Total Assets:
United States and Latin America	$228,932	$218,699
Canada	293,209	287,907
Europe, Middle East and Africa	71,085	77,798
Asia-Pacific	33,244	33,474
	$626,470	$617,878

Capital expenditures for our reportable segments were as follows:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Capital Expenditures:
United States and Latin America	$171	$89	$811	$3,245
Canada	566	473	1,833	1,340
Europe, Middle East and Africa	92	10	223	59
Asia-Pacific	36	4	53	64
	$865	$576	$2,920	$4,708

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2021 and 2020 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three-month periods ended December 31, 2021 and 2020 as “Interim 2022” and “Interim 2021,” respectively, and the nine-month periods ended December 31, 2021 and 2020 as “YTD 2022” and “YTD 2021,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include, but are not limited to, statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility (or Greenfield) project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions, or (MRO/UE) revenue, from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the effect of outbreaks of the novel strain of coronavirus (COVID-19); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to deliver existing orders within our backlog; (vi) our ability to bid and win new contracts; (vii) the imposition of certain operating and financial restrictions contained in our debt agreements; (viii) tax liabilities and changes to tax policy; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our revenue mix; (xii) our ability to grow through strategic acquisitions; (xiii) changes in relevant currency exchange rates; (xiv) impairment of goodwill and other intangible assets; (xv) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvi) our ability to protect our trade secrets; (xvii) our ability to protect our intellectual property; (xiii) our ability to protect data and thwart potential cyber-attacks; (xix) a material disruption at any of our manufacturing facilities; (xx) our dependence on subcontractors and third-party suppliers; (xxi) our ability to profit on fixed-price contracts; (xxii) the credit risk associated to our extension of credit to customers; (xxiii) our ability to achieve our operational initiatives; (xxiv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxv) potential liability related to our products as well as the delivery of products and services; (xxvi) our ability to comply with foreign anti-corruption laws; (xxvii) export control regulations or sanctions; (xxviii) changes in government administrative policy; (xxix) geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; (xxxi) our ability to remediate the material weakness identified in a previous quarterly period; and (xxxii) climate change and related regulation of greenhouse gases; and (xxxiii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021 and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History

We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil and gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our eight manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil and gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2022 and YTD 2021, approximately 59% and 64%, respectively, of our revenues were generated from outside of the United States. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at December 31, 2021 was $145.7 million, as compared to $114.2 million at March 31, 2021. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales primarily includes the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Raw material costs have been stable in the past; however, we have begun to experience temporary shortages related to the global supply chain issues driven by the COVID-19 pandemic in certain raw materials as well as an increase in costs of these materials due to use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. Also, we have seen labor inefficiencies and increased overtime in certain of our facilities due to temporary shortages in raw materials required for production, as well as time and attendance issues and labor shortages in certain of our facilities. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

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
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
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

We estimate that Greenfield and MRO/UE related revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,*		Nine months ended December 31,*
	2021	2020	2021	2020
Greenfield	42%	38%	36%	38%
MRO/UE	58%	62%	64%	62%
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
•Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. As new Greenfield projects are completed, our installed base continues to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For Interim 2022 and Interim 2021, MRO/UE sales (excluding sales attributable to our THS product line) comprised approximately 58% and 62% of our consolidated revenues, respectively. A sustained decline in Greenfield projects could slow the growth in our installed base and reduce demand for our MRO/UE business and have a material adverse effect on our business, financial condition and results of operations.
•Seasonality of MRO/UE revenues. MRO/UE revenues for the legacy heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season.
Recent Developments
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may negatively impact in the future, global demand for our products and services. Although we believe the general economic environment in which we operate has improved significantly since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods.
The Company continues to invest in our three long-term strategic initiatives: diversifying our revenues into adjacent markets as the global economy transitions to a more sustainable energy future, increased investment in the Eastern Hemisphere as a response to a growing middle class, and offering technology enabled maintenance solutions that improve our customer’s efficiency and safety. Our efforts to diversify the business's end markets is starting to show early signs of success through increased customer engagement. Additionally, we are continuing to receive orders from key customers related to our recently launched Genesis Network technology, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. We are benefiting from the increasing global demand for our solutions, particularly in North America. While we are seeing improvements in many key metrics by which we measure the business, including revenue, we also recognized higher costs in the nine months ended December 31, 2021 due to higher raw material and labor costs due to global supply chain challenges and underreported warranty costs associated with the operational execution of a large project in our US-LAM segment that completed in a prior year.

The Company enacted certain cost reduction efforts in fiscal 2021 to counter the economic impacts of the COVID-19 pandemic. These specific cost reduction efforts are substantially complete. See Item 1A, "Risk Factors" of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021.
We strategically amended our senior secured credit facilities in order to realize cost savings on interest expense associated with our long-term debt. Refer to Note 8, "Long-Term Debt" in Item 1 of this quarterly report for more information.

Results of Operations (Three-month periods ended December 31, 2021 and 2020)
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended December 31, 2021 and 2020 and indicates the amount of change and percentage change between periods.

	Three Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2021	2020	$	%
Consolidated Statements of Operations Data:
Sales	$100,613	$79,604	$21,009	26%
Cost of sales	59,866	42,644	17,222	40%
Gross profit	40,747	36,960	3,787	10%
Operating expenses:
Selling, general and administrative expenses	22,099	20,283	1,816	9%
Deferred compensation plan expense/(income)	292	599	(307)	(51)%
Amortization of intangible assets	2,187	2,135	52	2%
Restructuring and other charges/(income)	—	3,783	(3,783)	(100)%
Income/(loss) from operations	16,169	10,160	6,009	59%
Other income/(expenses):
Interest expense, net	(842)	(2,433)	1,591	(65)%
Other income/(expense)	(627)	874	(1,501)	(172)%
Income/(loss) before provision for income taxes	14,700	8,601	6,099	71%
Income tax expense/(benefit)	3,430	2,426	1,004	41%
Net income/(loss)	$11,270	$6,175	$5,095	83%

As a percent of sales:
Gross profit	40.5%	46.4%	-590 bps
Selling, general and administrative expenses	22.0%	25.5%	-350 bps
Income/(loss) from operations	16.1%	12.8%	330 bps
Net income/(loss)	11.2%	7.8%	340 bps

Effective tax rate	23.3%	28.2%	-490 bps
Three Months Ended December 31, 2021 (“Interim 2022”) Compared to the Three Months Ended December 31, 2020 (“Interim 2021”)
Revenues. Revenues for Interim 2022 were $100.6 million compared to $79.6 million for Interim 2021. The increase is attributable to especially strong demand from our customers in the US-LAM and Canada operating segments, with revenue rising $20.1 million or 68% in US-LAM, and $6.1 million or 24% in Canada. These increases were partially offset by revenue declines of $4.2 million or 25% in EMEA, and $1.0 million or 12% in APAC. Sales related to our products ("point-in-time") grew $11.5 million versus Interim 2021, while our project-related ("over-time") sales grew $9.5 million.
Our sales mix (excluding our THS product line) in Interim 2022 was 42% Greenfield and 58% MRO/UE, as compared to 38% Greenfield and 62% MRO/UE in Interim 2021. Greenfield revenue is historically at or near 40%. Additionally, our revenue was positively impacted by $0.9 million in Interim 2022 when compared to foreign exchange translation rates that were in effect in Interim 2021, though partially offset elsewhere by somewhat higher cost of sales resulting from similar foreign exchange impacts.
Gross profit and margin. Gross profit totaled $40.7 million in Interim 2022, compared to $37.0 million in Interim 2021. Gross margins were 40.5% and 46.4% in Interim 2022 and Interim 2021, respectively. The lower gross margin in Interim 2022 is primarily attributable to higher project costs, including the impacts of a large, one-time project in our US-LAM segment as well as supply chain challenges, which have driven up prices of raw materials and labor costs as we source from secondary suppliers, experience increased freight charges, and face a challenging labor market. Our gross margin was positively impacted by the Canadian Emergency Wage Subsidy ("CEWS") in Interim 2021, as we recorded a subsidy in the amount of $1.4 million, while our benefit was $0.2 million in Interim 2022. Please see Note 1, “Basis of Presentation” in our financial statements, for more information on CEWS.
Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") were $22.1 million in Interim 2022, compared to $20.3 million in Interim 2021. The increase in SG&A expenses in Interim 2022 was driven by greater sales activity, such as relatively higher salaries & benefits, accrued performance-based short term incentive compensation and sales commissions. These were partly offset by other net decreases within SG&A. SG&A as a percent of sales was 22.0% in Interim 2022 versus 25.5% in Interim 2021, which is attributable to the Company's ongoing cost control efforts.
Deferred compensation plan expense/(income). Deferred compensation plan expense/(income) was $0.3 million and $0.6 million in Interim 2022 and Interim 2021, respectively. The decrease in Interim 2022 is attributable in part to market fluctuations in the underlying balances owed to employees as compared to Interim 2021. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on related investment assets.
Amortization of intangible assets. Amortization of intangible assets was $2.2 million in Interim 2022, compared to $2.1 million in Interim 2021, relatively flat quarter over quarter.
Restructuring and other charges/(income). Restructuring and other charges/(income) was zero in Interim 2022, compared to $3.8 million in Interim 2021. The Company enacted certain restructuring activities in Interim 2021 not present in Interim 2022. Refer to Note 3, "Restructuring and other charges/(income)" for additional detail.
Interest expense, net. Interest expense, net, was $(0.8) million and $(2.4) million in Interim 2022 and Interim 2021, respectively. The decrease in interest expense is primarily due to a lower average interest rate during Interim 2022 than Interim 2021. Additionally, our average outstanding balance of debt during Interim 2022 was lower at $136.3 million versus $171.9 million during Interim 2021. See Note 8, "Long-Term Debt," for additional information on our long-term debt.
    Other income/(expense). Other income/(expense) was $(0.6) million and $0.9 million in Interim 2022 and Interim 2021, respectively. The increase primarily relates to increased net losses on foreign exchange transactions of approximately $1.2 million. The remaining variance is attributable to relatively less gains on the company's non-qualified deferred compensation plan than in the prior year due to market fluctuations. These gains are offset by deferred compensation plan expense as noted above.
Income tax expense/(benefit).  Income tax expense was $3.4 million in Interim 2022 on pre-tax income of $14.7 million compared to income tax expense of $2.4 million in Interim 2021 on pre-tax income of $8.6 million. Our effective tax rate was 23.3% and 28.2% in Interim 2022 and Interim 2021, respectively. During Interim 2022, the Company recorded a tax benefit of $0.5 million related to Russian withholding taxes at its Russian subsidiary when an intercompany dividend was able to be distributed in advance of a statutory withholding rate increase. The effective tax rate in Interim 2021 was impacted by changes in the estimate of the full year global annual effective income tax rate.
Our global anticipated annual effective income tax rate before discrete events was 26.1% and 26.9% for Interim 2022 and Interim 2021, respectively. This estimate is based on a forecast of earnings in all of our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. (See Note 11, “Income Taxes,” for additional detail).
    Net income/(loss). Net income/(loss) was $11.3 million in Interim 2022 as compared to $6.2 million in Interim 2021. The change in net income/(loss) is explained by the changes noted in the sections above.

Results of Operations (Nine-month periods ended December 31, 2021 and 2020)
The following table sets forth our unaudited condensed consolidated statements of operations for the nine months ended December 31, 2021 and 2020, respectively, and indicates the amount of change and percentage change between periods.

	Nine Months Ended December 31,		Increase/(Decrease)
	(dollars in thousands)
	2021	2020	$	%
Consolidated Statements of Operations Data:
Sales	$253,090	$202,858	$50,232	25%
Cost of sales	154,084	112,848	41,236	37%
Gross profit	99,006	90,010	8,996	10%
Operating expenses:
Selling, general and administrative expenses	66,820	66,222	598	1%
Deferred compensation plan expense/(income)	610	1,380	(770)	(56)%
Amortization of intangible assets	6,613	7,265	(652)	(9)%
Restructuring and other charges/(income)	(414)	8,692	(9,106)	(105)%
Income/(loss) from operations	25,377	6,451	18,926
Other income/(expenses):
Interest expense, net	(5,029)	$(7,404)	2,375	(32)%
Other income/(expense)	(3,517)	2,188	(5,705)	(261)%
Income/(loss) before provision for income taxes	16,831	1,235	15,596	1263%
Income tax expense/(benefit)	5,424	(693)	6,117	(883)%
Net income/(loss)	$11,407	$1,928	$9,479	492%

As a percent of sales:
Gross profit	39.1%	44.4%	-530 bps
Selling, general and administrative expenses	26.4%	32.6%	-620 bps
Income/(loss) from operations	10.0%	3.2%	680 bps
Net income/(loss)	4.5%	1.0%	350 bps

Effective tax rate	32.2%	(56.1)%
Nine Months Ended December 31, 2021 (“YTD 2022”) Compared to the Nine Months Ended December 31, 2020 (“YTD 2021”)

Revenues. Revenues for YTD 2022 were $253.1 million, compared to $202.9 million for YTD 2021. Management attributes the increase to strong growth in our US-LAM segment of $30.7 million, or 42%, $17.9 million, or 28%, in our Canada segment and $5.4 million, or 14% in our EMEA segment. These increases were slightly offset by a decrease in our APAC segment of $(3.8) million, or (13)%, because of continued impacts of the COVID-19 pandemic and related restrictions. Sales related to our products grew $37.1 million versus YTD 2021 while project-related sales also increased $13.1 million over YTD 2021 in the same period. Project, or over time sales, were increased in part by a large, one-time project in our US-LAM segment.

Our sales mix (excluding sales attributable to our THS product line) in YTD 2022 was 36% Greenfield and 64% MRO/UE, as compared to 38% Greenfield and 62% MRO/UE in YTD 2021. Greenfield revenue is typically at or near 40%. Additionally, our revenue was positively impacted by $3.1 million in YTD 2022 when compared to foreign exchange translation rates that were in effect in YTD 2021, though partially offset by higher cost of sales resulting from similar foreign exchange impacts.

Gross profit and margin. Gross profit totaled $99.0 million in YTD 2022, compared to $90.0 million in YTD 2021, an increase primarily due to the increase in revenues mentioned above. This increase was partially offset by increased costs on some of our large projects, including the impacts of a large, one-time project in our US-LAM segment, plus a $2.8 million charge in the period related to warranty costs associated with the operational execution of a US-LAM project that was completed in a prior year. Additionally, we have experienced supply chain and labor challenges, which have driven up prices of raw materials as we source from secondary suppliers and face increased freight charges, as well as higher labor costs. Gross margins were 39.1% and 44.4% in YTD 2022 and YTD 2021, respectively. Our gross margin was positively impacted by the Canadian Emergency Wage Subsidy ("CEWS") in YTD 2022 in the amount of $1.4 million, through which we received government subsidies with respect to our Canadian manufacturing operations. The impact associated with CEWS was greater in YTD 2021, as we recorded a subsidy in the amount of $3.6 million. Please see Note 1, “Basis of Presentation” in our financial statements, for more information on CEWS.
Selling, general and administrative expenses. SG&A was $66.8 million in YTD 2022, compared to $66.2 million in YTD 2021. Though SG&A was positively impacted by CEWS in the amount of $0.5 million in YTD 2022, it was less than the $2.0 million in YTD 2021. We also had an incremental $0.8 million versus YTD 2021 in bad debt expense mostly related to potentially uncollectible receivables in our EMEA reportable segment. Other increases within SG&A were driven mostly by greater sales activity in YTD 2022. Partially offsetting the aforementioned increases, the Company benefited from cost control measures put in place in fiscal 2021. SG&A improved as percentage of sales to 26.4% in YTD 2022 from 32.6% in YTD 2021. Please see Note 1, “Basis of Presentation” in our financial statements, for more information on CEWS.
Deferred compensation plan expense/(income). Deferred compensation plan expense was $0.6 million and $1.4 million in YTD 2022 and YTD 2021, respectively. The decrease in expense in YTD 2022 is attributable in part to market fluctuations in the underlying balances owed to employees as compared to YTD 2021. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related invested assets.
Restructuring and other charges/(income) Restructuring and other charges/(income) were $(0.4) million versus $8.7 million in YTD 2021. We substantially completed our reduction-in-force initiative in Fiscal 2021, and therefore the entire decrease in charges can be attributed to the lack of activity in YTD 2022. Refer to Note 3, "Restructuring and other charges/(income)."
Amortization of intangible assets. Amortization of intangible assets was $6.6 million in YTD 2022 and $7.3 million in YTD 2021. The decrease in amortization expense is attributable to normal amortization expense coupled with foreign exchange impacts as compared to YTD 2021.
Interest expense net. Interest expense, net, was $(5.0) million in YTD 2022, compared to $(7.4) million in YTD 2021. The decrease in interest expense is due to a lower average debt principal balance of $140.6 million YTD 2022 versus $172.6 million in YTD 2021 and lower interest rates stemming from the amendment of the company's credit facility in September 2021 (see Note 8, "Long-Term Debt" for additional information on our long-term debt).
Other income/(expense). Other income was income/(expense) of $(3.5) million and $2.2 million in YTD 2022 and YTD 2021, respectively. The increase primarily relates to our debt extinguishment charges of $2.6 million in Interim 2022, as we completed our debt amendment, as well as an increase in foreign exchange losses of $2.2 million. See Note 8, "Long-Term Debt," for additional information on our long-term debt and the amendment. The remaining variance is attributable to relatively less gains on the company's non-qualified deferred compensation plan than in the prior year due to market fluctuations. These gains are offset by deferred compensation plan expense as noted above.
    Income taxes. Income tax was a $5.4 million expense in YTD 2022 on pre-tax income of $16.8 million compared to an income tax benefit of $0.7 million in YTD 2021 on pre-tax net income of $1.2 million. Our effective tax rate was 32.2% and (56.1)% in YTD 2022 and YTD 2021, respectively. During YTD 2022, we recorded discrete tax items totaling $0.7 million related to withholding taxes in Canada and Russia. During YTD 2021, we had a discrete tax benefit totaling $1.9 million related to updated Internal Revenue Service rules regarding the United States Global Intangible low-taxed income or ("GILTI tax") and related tax planning elections.
Our anticipated annual effective income tax rate before discrete events is 26.1% in fiscal 2022. The anticipated annual effective tax rate is established by estimating anticipated tax rates in each of the countries where we earn taxable income as adjusted for known differences as well as our ability to apply any jurisdictional tax losses to prior or future periods. See Note 11, “Income Taxes,” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for further detail on income taxes.
Net income/(loss) Net income/(loss) was $11.4 million in YTD 2022 as compared to $1.9 million in YTD 2021. The change in net income/(loss) is explained by the changes noted in the sections above.
Contingencies

    See Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
At December 31, 2021, we had $32.6 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $6.5 million, or 20%, of these amounts were held in domestic accounts with various institutions and approximately $26.1 million, or 80%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada.
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
For fiscal 2022, we expect our capital expenditures to approximate 1.5% to 2.0% of revenue. Additionally, we will be required to pay $7.0 million in principal payments on our long-term debt in the next twelve months. See further details in Note 8, "Long-Term Debt" in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $4.5 million, mostly related to long-term information technology contracts, of which $2.8 million are due within the next twelve months.
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
Discussion and Analysis of Cash Flows

	Nine Months Ended December 31,
	(dollars in thousands)
	2021	2020	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$13,746	$15,479	$(1,733)
Investing activities	(2,685)	(4,643)	1,958
Financing activities	(17,287)	(7,588)	(9,699)

Free Cash Flow:(1)
Cash provided by operating activities	$13,746	$15,479	$(1,733)
Less: Cash used for purchases of property, plant, and equipment	(2,920)	(4,708)	1,788
Plus: Sales of rental equipment	235	65	170
Free Cash Flow	$11,061	$10,836	$225

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

Operating Cash Flows

Net cash provided by/(used in) operating activities was $13.7 million in YTD 2022, compared to $15.5 million in YTD 2021. The decrease is driven by a use of cash to fund net working capital accounts of $13.1 million, partially offset by a change in non-cash items and increase in net income totaling $11.4 million. Our net working capital position changed as a result of an overall increase in sales activity in YTD 2022, which drove an increase in accounts receivable versus a large decline in accounts receivable in YTD 2021, when sales were not trending positively.
Investing Cash Flows
Cash Flows used in investing activities totaled $(2.7) million and $(4.6) million for YTD 2022 and YTD 2021, respectively. Net cash used in investing activities relates to the purchase of capital assets, primarily to maintain the existing operations of the business and includes purchases and sales of equipment in our rental business. In YTD 2022, we had higher purchases of rental equipment stemming from increased customer demand for products at that time.
Financing Cash Flows
Net cash provided by/(used in) financing activities totaled a use of cash of $(17.3) million and a use of cash of $(7.6) million in YTD 2022 and YTD 2021, respectively, a comparative increase in the use of cash from financing activities of $(9.7) million, mostly attributable to $7.9 million payments on Term Loan B in YTD 2022 before the amendment and restatement, $7.0 million in voluntary principal payments on the Term Loan A in YTD 2022, compared to the $5.0 million of voluntary prepayments in YTD 2021. Cash proceeds/payments in financing activities are primarily short-term borrowings net of contractual and principal payments on our outstanding long-term debt and revolving credit facility.
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
The Credit Agreement is an amendment and restatement of that certain Credit Agreement dated October 30, 2017 by and among Borrowers, the lenders time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Agreement”), and provides for the credit facilities described in Note 8, "Long-Term Debt" in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report.
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
Free Cash Flow totaled $11.1 million for YTD 2022 as compared to $10.8 million for YTD 2021, relatively flat comparatively, primarily due to lower cash flows from operations offset by reduced purchases on property, plant and equipment.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during YTD 2022. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed on May 27, 2021 for further details.
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
Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 59% of our YTD 2022 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2022, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.7 million for YTD 2022. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.9 million for YTD 2022. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.1 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.1 million for YTD 2022.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $1.6 million and gains of $0.1 million in YTD 2022 and YTD 2021, respectively.
As of December 31, 2021, we had approximately $10.2 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 2, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were positively impacted by $3.1 million in YTD 2022 when compared to foreign exchange translation rates that were in effect in YTD 2021. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $3.8 million and gains of $29.2 million in YTD 2022 and YTD 2021, respectively. The comparative decrease in YTD 2022 foreign currency translation gains is primarily due to the weakening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2021. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income. Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income.
    Foreign currency risks related to intercompany notes. The Company has terminated its cross currency swap as of September 29, 2021. See Note 2, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements of this quarterly report for further information regarding our cross currency swap.
    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the LIBOR and CDOR rate. As of December 31, 2021, we had $132.8 million of outstanding principal under our Term Loan Facilities and no borrowings under the Revolving Credit Facility. The interest rates for borrowings under our term loan A credit facility were 2.16% for our Canadian Term Loan Facility and 1.73% for the U.S. Term Loan Facility as of December 31, 2021. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.3 million increase or decrease, as applicable, in our annual interest expense.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2021, due to the material weakness described below.
We identified a material weakness in internal control over financial reporting during the preparation of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. We did not have properly designed controls and policies to ensure the accuracy and completeness of the project completion status associated with the reserve for large warranty-related project remediation work.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 1.
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
As a result of changes to government administrative policy, there may be changes to existing trade agreements, increased economic sanctions or greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S., Canada or the European Union, particularly tariffs on products manufactured in China and Mexico, among other possible changes. Changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards these countries as a result of such changes, could have an adverse effect on our business, financial condition, results of operations and cash flows. For example, further economic sanctions by the U.S. and other nations in response to the Russo-Ukrainian conflict could have an adverse effect on our ability to conduct business in Russia, which, in turn, could have an adverse effect on our business, financial condition and results of operations. At December 31, 2021, the amount of our backlog in our Russian subsidiary was approximately $14.9 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2021.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to the Amended and Restated Credit Agreement dated November 19, 2021.*

10.2	Transition and Consulting Agreement and General Release, dated January 25, 2022, between René van der Salm and Thermon Group Holdings, Inc.*

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 3, 2022	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)