Form 10-K
period 2022-03-31
Thermon Group Holdings, Inc.
filed 2022-05-26
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2022
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

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2021 was $566,825,817 based on the closing price of $17.31 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 25, 2022, the registrant had 33,373,950 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2022

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of a global pandemic, including the current pandemic (COVID-19 and its variants); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. and Canadian governments and European Union; (xxxi) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxii) climate change and related regulation of greenhouse gases. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g., "fiscal 2022," "fiscal 2021" and "fiscal 2020" relate to the Company's fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."
ITEM 1. BUSINESS
Business Overview
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our nine manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high-growth markets worldwide.
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
In October 2017, we, through a wholly-owned subsidiary, acquired 100% of the equity interests of CCI Thermal Technologies Inc. and certain related real estate assets for $262.4 million CAD (approximately $204.6 million USD at the exchange rate as of October 30, 2017) in cash. Through this acquisition, we formed a new business line, Thermon Heating Systems ("THS"), which is engaged in industrial process heating, focused on the development and production of advanced heating and filtration solutions for industrial and hazardous area applications and is headquartered in Oakville, Ontario, Canada.
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
Controls, Monitoring and Software
Our solutions include smart, connected devices and software systems for the control and management of a customer’s heat trace system. We offer a range of Genesis™ and TraceNet™ control products from a single point controller to a high-capacity multi-point control panel. All our controllers and panels can be networked together via wired or wireless communication into a large control solution with capacity to manage over 30,000 heat trace circuits within the same customer facility. Our systems can be integrated with a plant’s central data management and control system. Advanced control systems enable lower cost and reduced emissions at many of our end-user sites.
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
Process Heating
    THS develops, designs and manufactures the following high quality and durable advanced industrial heating and filtration solutions, including the following categories:
•Environmental heating (branded as “Ruffneck,” "Norsemen," and “Catadyne”) - provides electric or gas-powered space heating for both hazardous and non-hazardous areas;
•Process heating (branded as “Caloritech”) - provides highly engineered heating products to multiple end-markets with the purpose of heating and maintaining a process fluid at specified temperatures. Some products also serve the transportation sector with both radiant and convection-style heating;
•Filtration (branded as “3L Filters”) - provides highly specialized filtration solutions for the most stringent environments, including the nuclear industry; and
•Rail and Transit (branded as “Hellfire,” "Velocity," “ArcticSense” and others) - provides heating applications to both rolling stock (rail cars) and rail infrastructure (track and switch).

Project Services
As a manufacturer and global expert in process heating solutions, our EPC and end-user customers often rely on Thermon to deliver a range of project services, which may include:
•Engineering and design;
•Procurement and project management services;
•Turnkey construction installation;
•Recurring facility assessment or audit; and
•Maintenance services.
Our customers rely on Thermon’s design and engineering expertise on projects around the world. These services are combined with our heat tracing and process heating products under one contract to deliver an integrated solution that improves the overall value proposition for the customer. By delivering design drawings in conjunction with early project specifications, we can address our customer needs for design optimization studies, product selection assistance and computer-generated drawing packages. Often these are new facilities (which are discussed further below under the section "Customers"), but they may also include upgrades or expansions and maintenance projects where our existing customers are upgrading their facilities. Project services are important to our business model and growth strategy to secure contracts that both establish and enhance new and existing customer relationships.
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
Manufacturing and Operations
We have nine manufacturing facilities and two smaller assembly facilities, which complement our manufacturing operations. Most of our heat tracing products are manufactured in our facility in San Marcos, Texas, including flexible heating cables, control systems and tubing bundles. Process Heating products are primarily manufactured at our Canadian facilities. We have smaller manufacturing locations in the Netherlands and Russia, and we have small assembly operations in Pune, India and Houston, Texas. We maintain a high level of operational efficiency and excellent quality standards in all our manufacturing facilities through the use of automated processes and rigorous quality control checkpoints and procedures.
Our San Marcos, Texas operation includes an Electron Cross-Linking Facility that is used to stabilize the resin material in our low-temperature self-regulating heating cables. Ownership of this operation allows us to have complete control of the manufacturing process, enhancing quality and reducing the lead time by about six weeks. Some of the base heating cable that is produced in San Marcos is shipped to our different sites to reduce lead time and to satisfy local content requirements.
Pre-insulated tubing products are manufactured in our facilities in San Marcos and the Netherlands and are primarily made to the individual customer’s specifications. The process includes application of a thermal insulation over one or more process tubes, along with an electric heat trace cable or steam heating tube, and a protective plastic outer jacket that is extruded onto the bundle to protect the insulation.
Our process heating solutions are manufactured in various plants in Canada. The Edmonton facility largely manufactures environmental heating products. The Orillia facility manufactures tubular heaters, including our mineral insulated ("MI") heating cable that is supplied to OEM customers and other Thermon facilities. The Oakville location specializes in our engineered solutions and our Calgary facility fabricates electric heat trace circuits using the MI cable produced in Orillia. Thermon Power Solutions is a product line that provides temporary power distribution and lighting products that are primarily fabricated at a facility in Fort McMurray, Alberta, Canada.
Thermon transportation heating products are assembled at our facilities in Edmonton, Alberta and Denver, Colorado. This includes both solutions for rail car heating and rail track heating.
Our primary distribution centers are located in San Marcos, Texas; Edmonton, Alberta; Pijnacker, the Netherlands; and Moscow, Russia. Inventory is typically shipped from these distribution centers directly to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate maintenance and repair requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of representatives maintain safety stocks of core products. In Canada, customers are serviced from the five manufacturing locations in Calgary, Edmonton, Fort McMurray, Orillia and Oakville. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Moscow, Russia and Mexico City, Mexico. Thermon aims to have inventory available close to the customer to fulfill urgent needs.
Customers
We serve a broad base of large multinational customers, many of which we have served for more than 60 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2022, 2021, or 2020.
Customers typically purchase our products when constructing a new facility, which we refer to as Greenfield projects, or when performing MRO/UE on a facility's existing heat-traced pipes or upgrading or expanding a current facility.
Marketing
Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of Greenfield projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for maintenance, repairs and upgrades. In addition to focused EPC sales, Thermon is actively engaged in commercial strategies to address a diversified mix of customers in our key end markets. Revenue diversification is a key long-term strategic initiative for the business. We believe that we have established our credibility as a reliable provider of high-quality process heating products. In addition, we believe that our registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.
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
    In order to support the design and development of industrial products rated for operation in potentially hazardous environments, Thermon holds quality system approvals which employ the appropriate oversight requirements. To support the international business, Thermon is audited annually by an Ex Certification Body such as DEKRA, and we hold a Quality Assurance Notification and Quality Assurance Report to IEC/ISO 80079-34. To support the North American business, Thermon is audited quarterly by many nationally recognized test labs including but not limited to UL, CSA, FM, and ETL, to OSHA and Standards Council of Canada requirements. In addition, Thermon also pursues various regional and maritime certifications such as DNV, ABS, EAC, KOSHA and many more. In addition, all of our manufacturing facilities are ISO 9001 certified, which allows us to continue to produce safe, reliable products certified for operating in potentially hazardous environments.
    Over the last three decades, Thermon has made significant investments to actively participate in standardization at the national and international level. We are active in several committees such as the National Electrical Code (NEC), Canadian Electrical Code (CEC), American National Standards Institute (ANSI), National Electrical Equipment Manufacturers Association (NEMA), and the International Electrotechnical Commission (IEC). We leverage our extensive expertise and knowledge in industrial process heating technology to continually improve the applicable standards of our industry.
Markets
    The major end markets that drive demand for process heating include chemical and petrochemical, up-, mid- and downstream oil, gas, power generation, commercial and rail and transit. We believe there are attractive long-term trends in each of these end markets.
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
•Gas. Process heating is in the production and transmission of gas in upstream, midstream, and downstream applications. Despite recent market volatility, gas markets have remained resilient over the last twelve months, especially as a feedstock for petrochemical plants, and represent a significant and growing addressable market for our value added solutions. This includes the global and growing market for liquefied natural gas (LNG) compression and regasification facilities.
•Oil. Process heating is used to facilitate the exploration, production, processing, transportation and distribution of oil and oil-based energy products in upstream, midstream, and downstream oil applications. While the demand forecast for oil can be unpredictable, e.g., the COVID impact on transportation fuels, we have a sizable installed base that provides recurring revenue, especially in the downstream refining market.
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
•General Industries and Other. We serve a growing number of other markets where we add value for customers, such as mining and mineral processing, maritime/shipbuilding, semiconductors, pharmaceutical and biotechnology, food and beverage, data centers, and renewables.
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
Competition
    The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited-service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solution providers with a comprehensive suite of products and services, global capabilities, and industry-leading controls technology, which includes our design software products. Our most significant competitor is the thermal management segment of nVent Electric plc (NYSE: NVT).
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
Resources
Our critical raw materials include polymers, graphite, copper and stainless steel. For most of these materials, we purchase from multiple suppliers to avoid any potential disruption of our manufacturing operations. For a small number of raw material items that require specific quality specifications, we have single source supply arrangements. We manage the inherent supply risk through purchase contracts and increased safety stock levels. We evaluate pricing and performance of all suppliers annually. For our low volume custom-built electronic controller components, we select a single supplier based on past performance reliability and closely monitor the process as volumes are too low to divide this product over multiple suppliers. More than half of the components we purchase by cost are off-the-shelf items and are readily available from multiple sources. Our purchase specifications are usually based on industry or manufacturer standards. Testing of the raw materials is performed and documented by our suppliers and is reviewed by us at the time of receipt. While our manufacturing locations are predominantly in North America, we operate an “in the region, for the region” strategy to diversify our supplier base, manage costs and hold inventory across our various sites. We employ a screening mechanism for conflict materials as part of our supplier approval and management processes. Use of tin, tungsten, tantalum and gold (3TG) in our purchased components is minimal. We have established a process to collect and report conflict minerals use in order to meet all regulatory and customer requirements. We use limited amounts of magnesium, graphite and platinum in our processes and these commodities are sourced from multiple suppliers to ensure availability. The quantities we consume of these materials are insignificant compared to the global production and usage.
Government Contracts
We do not have any material portion of our business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the U.S. government's election.
Government Regulation
Due to the international scope of our operations, we are subject to complex United States and foreign laws governing, among others, anti-corruption matters, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws are administered by, among others, the U.S. Department of Justice, the SEC, the Internal Revenue Service, or the "IRS," Customs and Border Protection, the Bureau of Industry and Security, or "BIS," the Office of Antiboycott Compliance, or "OAC," and the Office of Foreign Assets Control, or "OFAC," as well as the counterparts of these agencies in foreign countries. Since the escalation of the Russo-Ukrainian war in February 2022, many countries in which we operate have imposed significant economic sanctions upon Russia and certain individuals and entities with connections to the Russian government. These sanctions are evolving rapidly and have become significantly more stringent over time. Violations of these sanctions can result in significant penalties and civil and criminal liabilities. Our policies mandate compliance with all applicable laws and regulations, including the recent economic sanctions. Despite our training and compliance programs, no assurances can be made that we will be found to be operating in full compliance with, or be able to detect every violation of, any such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
In addition, our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites, the emission of greenhouse gases, and workplace health and safety. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our sites are affected by soil and groundwater contamination relating to historical site operations, which could require us to incur expenses to investigate and remediate the contamination in compliance with environmental laws. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. A failure to obtain, maintain, and comply with these permit requirements could result in substantial penalties, including facility shutdowns. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties. Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gasses or the disclosure thereof, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers' premises.
Other than our compliance requirements with environmental regulations, compliance with other government regulations has not had, and based on laws and regulations currently in effect, is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position. See the section titled Item 1A, "Risk Factors" for additional information on government regulation that could impact our business.
Human Capital Management
We believe that our people are one of our most important investments and greatest assets. The success and growth of our business depend on our ability to attract, develop, incent and retain a diverse population of talented, qualified and highly skilled employees at all levels of our organization, including our executive officers, and across our global workforce. Our culture enables us to achieve our vision to be the world leader in industrial process heating. At the heart of our culture are our core values of Care, Commit and Collaborate.
Our Board of Directors (the "Board") provides important oversight on certain human capital matters through its Human Capital Management and Compensation Committee (the "HCMC Committee"). The HCMC Committee maintains oversight over our strategic direction for various people-related business strategies, including our compensation and benefit programs, leadership succession planning, culture, diversity, equity and inclusion, and talent development programs. The Company’s management proactively manages our human capital and cares for our employees in a manner that is consistent with our values.
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
Our Safety Record
Any loss of life or serious injury in the workplace is unacceptable. We did not have any fatal incidents at any of our facilities or job sites in fiscal 2022. We primarily track two key safety indicators in monitoring our safety efforts, total recordable incident rate (“TRIR”) and lost-time incident rate (“LTIR”). Our TRIR increased from 0.07 in fiscal 2021 to 0.27 in fiscal 2022 and our LTIR stayed at 0.00, the same as fiscal 2021. We are proud of our superior safety rating in both the manufacturing and construction industries. TRIR and LTIR are defined as the Company’s number of recordable injuries/loss time, respectively, experienced by employees during the fiscal year multiplied by 200,000 divided by the number of man hours worked during the fiscal year.
In addition to TRIR and LTIR, we also measure total near miss and hazard ID reporting as well as case management metrics. These aid in accident prevention, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.
COVID-19 Response
Throughout fiscal 2022, we remained operational in order to support our customers while still supporting and protecting our employees. At the beginning of the COVID-19 pandemic, we immediately mobilized our office employees to a work-from-home environment and ensured that our essential manufacturing and field construction employees were kept safe with proper personal protective equipment. In addition, we deployed new safety policies and guidelines based on recommendations from the World Health Organization, the Centers for Disease Control and Prevention, as well as local health organizations. Our ability to ensure business continuity and employee welfare and safety was the result of the Company’s early planning, and a well-designed enterprise business continuity plan. This plan was led by our Critical Response Team, which is comprised of senior leadership who collaborated with designated site leaders around the globe to implement COVID-19 specific polices and guidelines that addressed the regional requirements of the population.
In fiscal 2022, we offered a vaccine incentive to our employees in the U.S. and Canada to encourage them to get vaccinated against COVID-19 and report their vaccination status to help ensure business continuity.

Workforce Breakdown
On March 31, 2022, we employed 1,227 employees, of which 39.4% were located in the U.S. and Latin America, 35.8% in Canada, 11.6% located in Europe, the Middle East, and Africa ("EMEA"), and 13.2% located in Asia-Pacific ("APAC"). We also contracted with 105 contingent workers as of March 31, 2022. Our 12-month rolling voluntary turnover rate as of March 31, 2022, was 16.0% compared to the 2021 manufacturing industry average of 10.4% according to Aon 2021 Salary Increase and Turnover Study – Second Edition. Our fiscal year differs from the period covered by the AON study, but we believe it is the best proxy to benchmark against. We are committed to reducing our voluntary turnover and management will continue to work to that end. Approximately 0.8% of our global employees are covered by a collective bargaining agreement. We have not experienced any union-related work stoppages in the past, and we believe that our working relationship with our employees is positive.
Diversity, Equity, and Inclusion
We believe in the benefits of an inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire innovative ideas and decisions. We have locations in 15 countries, and our employees operate across cultures, functions, unique languages, and time zones to solve the technical and logistical challenges presented by a worldwide customer base. Our diversity statistics include the following as of March 31, 2022, (based on self-reporting at the date of hire): 25.0% of our employees worldwide identify as females; 23.9% of our employees in the U.S. identify as female; and 47.1% of our employees in the U.S. identify as a racial or ethnic minority.
In fiscal 2022, we continued the diversity initiatives initiated in fiscal 2021 and added diversity metrics that directly affect the short-term incentive payments for our executive officers. These metrics are specific to our U.S. salaried workforce and include, increasing diversity in candidate interview slates; decreasing new hire turnover of diverse talents; and increasing overall diversity.
We know we have more to do when it comes to increasing the representation of historically underrepresented groups within our global workforce, and we are taking action to ensure Thermon is an employer of choice for diverse candidates.
Talent Development
In fiscal 2022, the Company expanded its talent review program to include not only the executives and their direct reports, but also the next level of employees. This program identifies emerging leaders and high-potential employees, succession planning, and development plans for select employees. Certain employees from this program were selected and enrolled in a targeted development program and assigned an executive mentor.
Additionally, the Company created and implemented the “Level Up” job structure for direct labor employees in the U.S. This program sets forth a transparent career path with clear roles, levels, minimum pay rates, and provides employees with information and tools to manage their career at Thermon.
Furthermore, the Company uses a robust performance management by objective process that identifies goals and reinforces the Company's values through an evaluation process twice per year.
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
For the 2022 benefit year in the U.S., Thermon discounted the health insurance premiums for our lower wage workers without increasing premiums for other employees, increased the 401(k) match, implemented a wellness program, expanded paid maternity leave, and introduced paid parental leave and family creation benefits for employees.
In addition to our broad-based programs, we use targeted equity-based grants with vesting conditions to facilitate retention of key personnel, particularly those with critical domain expertise necessary to deliver on the long-term strategic initiatives of the Company.
Employee Retention
To address our employees’ desire for work-life balance, we implemented a remote work policy for employees who can do their work remotely or in a hybrid capacity.
Additionally, the Company undertook a series of market reviews by location and implemented compensation adjustments where necessary.
Seasonality

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those customers in the oil, gas, refining, chemical processing and transportation markets. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. In addition, quarterly revenues for the heat tracing business are impacted by the level and timing of large Greenfield projects that may be occurring at any given time, such as the several large, one-time projects which contributed to revenue in fiscal 2022.
Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of demand for our heat tracing products. Most of our heat tracing customers perform preventative maintenance prior to the winter season, typically making our second and third fiscal quarters the largest for related revenue. However, revenues from Greenfield projects are not seasonal and depend on the capital spending environment and project timing. Our operating expenses remain relatively consistent with some variability related to the overall headcount of the Company.
Our revenue derived from industrial process heating products typically experiences more pronounced seasonality than our legacy heat tracing business, with a noticeable increase in revenue and profitability typically beginning in the third fiscal quarter and continuing during the winter months through the end of the fourth fiscal quarter.

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
The outbreak of a global pandemic, including the current pandemic caused by the novel strain of coronavirus (COVID-19) and its variants, and the measures taken in response thereto could have an adverse effect on our business, results of operations and financial condition.
Our business, financial condition, results of operations and cash flows may be adversely affected if a global pandemic, including the COVID-19 pandemic and its variants, interferes with the ability of our employees, vendors and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 coronavirus pandemic has caused significant volatility in the global economy. Public health problems resulting from COVID-19 and safety measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted the businesses of our customers, suppliers and distribution partners, and disrupted our operations, and may continue to do so on an ongoing basis. For example, precautionary measures instituted by government authorities and sanitization procedures adopted to protect our employees in response to the COVID-19 pandemic required us to temporarily suspend operations at certain of our sales offices and manufacturing facilities during the initial onset of the COVID-19 pandemic in 2020.
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
An economic downturn due to the COVID-19 pandemic has in the past resulted, and could in the future result in reduced demand for our products and services. The severity and longevity of the COVID-19 pandemic may cause customers to suspend their decisions on using our products and/or services and give rise to significant changes in regional and global economic conditions that could delay or interfere with the capital spending of our customers, which could have a material impact on our consolidated business, results of operations and financial condition in our fiscal year ending March 31, 2023 and beyond. The COVID-19 pandemic could also have the effect of heightening other risks described elsewhere in these Risk Factors.
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
Suspensions and delays in large capital projects within the energy sector, especially in the United States and Canada, have adversely affected our results of operations in recent years. Continued significant volatility in the energy industry could further decrease demand for some of our products and services and adversely affect our business, financial condition and results of operations.

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
Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices, which can be volatile. In recent years, we have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in the United States and Canada. The impact on oil and gas commodity markets has further been impacted by the public safety measures instituted by governments and businesses to mitigate the spread of COVID-19 and the Russo-Ukrainian war. A sustained downturn in the capital expenditures of our customers, whether due to the significant volatility in the market price of oil and gas or demand for oil and gas products, may delay projects, decrease demand for our products and services, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Such volatility, including the perception that it might continue, could also have a significant negative impact on the market price of our common stock.
As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability, cash flows, or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have an adverse effect on our business and financial condition.
For fiscal 2022, approximately 57% of our revenues were generated outside of the United States, and approximately 24% were generated outside of North America. One of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world; however, we may be unsuccessful in expanding our international business.
Conducting business outside the U.S. subjects us to additional risks that may impact our revenues, profitability or cash flows or increase our liabilities, including the following:
•changes in a specific country's or region's political, social or economic conditions, particularly in emerging markets;
•changes in trade relations between the United States, Canada or Europe and foreign countries in which our customers and suppliers operate, including protectionist measures such as tariffs, import or export licensing requirements and trade sanctions;
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

Business Risks
If we are unable to successfully develop and improve our products and successfully implement new technologies in the markets that we serve and develop solutions for diversified new markets, our business and results of operations could be adversely affected.
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
We operate in domestic and international markets and compete with highly competitive domestic and international manufacturers and service providers. The fragmented nature of the process heating industry and the similarly fragmented nature of the industrial process heating industry makes the market for our products and services highly competitive. A number of our direct and indirect competitors are major multinational corporations, some of which have substantially greater technical, financial and marketing resources, and additional competitors may enter these markets at any time. In addition, we compete against many regional and lower-cost manufacturers. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, adapt more quickly than we do to new technologies or evolving customer requirements, or attempt to compete based primarily on price, localized expertise and local relationships. If we are unable to continue to differentiate our products and services or if we experience an increase in competition, it may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in a reduction in our revenues and results of operations.
Our backlog may fluctuate and a failure to deliver our backlog on time could affect our future sales, profitability and our relationships with our customers, and if we were to experience a material amount of modifications or cancellations of orders, our sales could be negatively impacted.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2022 was $156.2 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control and difficult to forecast. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.
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
We have substantial indebtedness. At March 31, 2022, we had $129.0 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to (i) take any of these actions or that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; (ii) obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (iii) make strategic acquisitions or investments or enter into alliances; (iv) withstand a future downturn in our business or the economy in general; (v) engage in business activities, including future opportunities, that may be in our interest; and (vi) plan for or react to market conditions or otherwise execute our business strategies.
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
Typically, both Greenfield and MRO/UE customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, during fiscal year ended March 31, 2022, Greenfield revenue accounted for approximately 38% of our total revenue. Although Greenfield project revenues, which provide for an ongoing stream of future high-margin MRO/UE revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin Greenfield project revenues relative to historical levels could adversely affect our gross margins and results of operations.
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
Although we maintain insurance policies with respect to our related exposures, including certain casualty, property and business interruption programs, these policies contain deductibles, self-insured retentions and limits of coverage. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates or may be faced with liabilities not covered by insurance, such as, but not limited to, environmental contamination, conflicts, or terrorist attacks. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, that are subject to deductibles or that exceed our estimated accruals or our insurance policy limits, which could adversely impact our business and results of operations.
Volatility in currency exchange rates may adversely affect our financial condition, results of operations or cash flows.
We may not be able to effectively manage our exchange rate and/or currency transaction risks. Volatility in currency exchange rates may decrease our revenue and profitability, adversely affect our liquidity and impair our financial condition. While we have entered into hedging instruments to manage our exchange rate risk as it relates to certain intercompany balances with certain of our foreign subsidiaries, these hedging activities do not eliminate exchange rate risk, nor do they reduce risk associated with total foreign sales. In addition, we may not be able to obtain hedging instruments with respect to certain currencies. For example, we were unable to renew our foreign currency hedges in respect of the Russian Ruble in light of the Russo-Ukrainian war and related sanctions imposed by the United States and European Union.
Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2022, the value of the U.S. Dollar overall weakened in relation to the principal non-U.S. currencies from which we derive revenue, which positively impacted revenue by $5.9 million. During fiscal 2021, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $1.7 million. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthen relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.
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

We test goodwill and indefinite-life intangible assets for impairment on an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2022, our goodwill and other intangible assets balance was $307.7 million, which represented 48% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
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
The process heating industry is highly competitive and subject to the introduction of innovative techniques and services using new technologies. We rely significantly on maintaining the confidentiality of our trade secrets and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. If the provisions of these agreements are found unenforceable in any jurisdiction in which we operate, the disclosure of our proprietary information may place us at a competitive disadvantage. Even where the provisions are enforceable, the confidentiality clauses may not provide adequate protection of our trade secrets and proprietary information in every such jurisdiction and our trade secrets and proprietary information could be compromised as a result.
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
In addition, any dispute or litigation involving intellectual property could be costly and time-consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims, we may lose our rights to utilize critical technology, may be required to pay substantial damages or license fees with respect to the infringed rights or may be required to redesign our products at a substantial cost, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, pandemics, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and meet customer demand for our products, which could adversely affect our financial performance and results of operations. For example, our marketing and research & development buildings, located on the same campus as our former corporate headquarters and primary manufacturing facility in San Marcos, Texas, were destroyed by a tornado in January 2007. In addition, during fiscal 2021 and 2022, precautionary measures instituted by government authorities in certain markets and sanitization procedures adopted to protect our employees in response to the COVID-19 pandemic have required us to temporarily suspend operations at certain of our manufacturing facilities.
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
We often rely on third-party subcontractors, suppliers and manufacturers to produce our products and complete our projects. To the extent we cannot engage subcontractors or acquire supplies or raw materials from third parties, our ability to produce our products or complete our projects in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price or, if unavailable, limit the availability of products critical to our operations. Such shortages or disruptions could be caused by factors beyond the control of our subcontractors, our suppliers or us, including inclement weather, natural disasters, conflicts, increased demand, problems in production or distribution, disruptions in third party logistics or transportation systems or the inability of our subcontractors or suppliers to obtain credit. These factors could be exacerbated by the impact of COVID-19 pandemic or geopolitical instability. This may reduce the profit we realize or result in a loss on a project for which the services or materials were needed or, if the product is unavailable, prevent us from accepting orders.
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
The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Because many of our customers, sales channels and end-users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. Our internal policies mandate compliance with these anti-corruption laws. However, we operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices. Our continued operation and expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in adverse effects on our reputation, business, results of operations or financial condition.
Our international operations and non-U.S. subsidiaries are subject to a variety of complex and continually changing laws and regulations and, in particular, export control regulations or sanctions.
Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice (the “DOJ”), the SEC, the IRS, the U.S. Department of Treasury, the U.S. Department of State, Customs and Border Protection, Bureau of Industry and Security (“BIS”), Office of Anti-Boycott Compliance (“OAC”) and Office of Foreign Asset Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. For example, in 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies. Any alleged or actual violations of these regulations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products or provide services outside the U.S. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
The current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. and Canadian governments and European Union against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries and may otherwise adversely affect our global business and results of operations.

We derived approximately 5%, 8%, and 4% of our revenue from our subsidiary incorporated in Russia in the fiscal years ended March 31, 2022, 2021 and 2020, respectively. The Russo-Ukrainian war has negatively impacted our operations, sales, and future growth prospects in that region. The U.S., Canada, and European Union and other governments have imposed sanctions restricting companies from conducting business with specified Russian, Belarusian and Ukrainian individuals and companies. While we believe that the sanctions currently do not preclude us from conducting business with all of our current customers or vendors in Russia, the sanctions imposed by the international community have greatly restricted us from engaging with them. In response to the war and in compliance with certain sanctions, we have paused new investments in and new orders by our Russian affiliate, as we continue to evaluate our operations in the region. Further escalation of geopolitical tensions related to the war, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower customer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, or conduct our business in the ordinary course and timely fulfill customer orders outside of Russia and Ukraine due to these or related factors, our business, including revenue, profitability and cash flows, and operations could be adversely affected. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in Russia and the Ukraine or on our financial results. At March 31, 2022, backlog associated with our Russian affiliate was $15.2 million. The Russo-Ukrainian war could also have the effect of heightening other risks described elsewhere in these Risk Factors.
We are subject to numerous environmental and health and safety laws and regulations, as well as potential environmental liabilities, which may require us to make substantial expenditures.
Our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites and workplace health and safety. As an owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties. Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gases or disclosure regarding such emissions, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers' premises.
The effects of climate change and any related regulation of greenhouse gases could have a negative impact on our business.
Governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of greenhouse gases. Lawmakers and regulators in the jurisdictions where we operate have proposed or enacted regulations requiring reporting of greenhouse gas emissions and the restriction thereof, including the SEC’s recent rule proposal for climate change disclosure, increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015 and the Katowice climate conference in December 2018. Laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy have also been enacted in certain jurisdictions. Additionally, numerous large cities globally and several countries have adopted programs to mandate or incentivize the conversion from internal combustion engine powered vehicles to electric-powered vehicles and placed restrictions on non-public transportation. Such policies or other laws, regulations, treaties and international agreements related to greenhouse gases and climate change may negatively impact the price of oil relative to other energy sources, reduce demand for hydrocarbons, or otherwise unfavorably impact our customers in the oil, gas, power generation and petrochemical industries. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations or impacted by the change in energy prices due to such laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations or that the deterioration of customers’ financial results as a result of changing energy prices could impact our customers’ ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These laws and regulations could also increase costs associated with our operations, including costs for raw materials and transportation and compliance with enhanced climate change-related disclosure requirements. The ultimate impact of greenhouse gas emissions-related agreements, legislation, disclosure requirements and related measures on our financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and trade-offs that inevitably occur in connection with such processes.
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
•the effects of the ongoing COVID-19 pandemic or other global pandemics, conflicts, or catastrophes;
•future growth of energy and chemical processing capital investments;
•a material disruption at any of our manufacturing facilities;
•delays in our customers' projects for which our products are a component;
•the timing of completion of large Greenfield projects;
•costs associated with regulatory compliance;
•competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; and
•the seasonality of demand for MRO/UE orders, which is typically highest during our second and third fiscal quarters.
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
Anti-takeover provisions contained in our charter and bylaws could impair a takeover attempt that our stockholders may find beneficial.
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
Our principal manufacturing and warehousing operations are located at our facilities in San Marcos, Texas. We own our principal manufacturing and warehousing facilities, and lease one ancillary manufacturing facility in San Marcos, Texas. All our reportable segments utilize our San Marcos, Texas facilities. In addition, we have offices and/or manufacturing and assembly locations in Houston, Texas, Denver, Colorado, Canada, the Netherlands, France, United Kingdom, Germany, Russia, Mexico, China, Korea, Japan, India, Australia, Malaysia, and Bahrain. All our manufacturing facilities are registered to International Organization for Standardization (ISO) 9001 quality standards. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company trades on the NYSE under the symbol "THR." On May 25, 2022, the closing sale price of our common stock, as reported by the NYSE, was $15.51. As of May 25, 2022, there were approximately 15 holders of our common stock of record.
Stock Performance
    The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, and (ii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. The plotted points in the line graph are based on the closing price on the last trading date of the fiscal year. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2017 (the last day of fiscal 2017), and assumes the reinvestment of dividends, as applicable. The stock price performance shown below is not necessarily indicative of future price performance.

200
175
150
125
100
75
50
25
0
Index Value ($)
03/31/17
03/31/18
03/31/19
03/31/20
03/31/21
03/31/22
Period Ended
Thermon Group Holdings, Inc. (THR)
iShares Russell 2000 index (IWM)
S&P SmallCap 600 Energy

	March 31, 2017	March 31, 2018	March 31, 2019	March 31, 2020	March 31, 2021	March 31, 2022
Thermon Group Holdings, Inc.	$100.00	$107.53	$117.61	$72.31	$93.52	$77.74
iShares Russell 2000 Index	$100.00	$111.96	$114.31	$87.03	$169.54	$159.12
S&P 600 SmallCap 600 Energy	$100.00	$76.74	$59.64	$12.09	$35.25	$56.17

    The information in this "Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Dividend Policy
Since our initial public offering in May 2011, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. We also use our cash to make unscheduled principal repayments on our debt over and above the required amounts.
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
Recent Developments. The global economy has been negatively impacted by the war between Russia and Ukraine. Furthermore, governments in the United States, Canada, and European Union, among others, have imposed trade controls on certain products and economic sanctions on certain industry sectors and parties in Russia. Further escalation of geopolitical tensions related to the war, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower customer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Refer to Item 1A, "Risk Factors" in this annual report on Form 10-K for further discussion regarding our risks. Also, we disclose the quantitative risk our exposure to the Ruble could have on our net income in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in this annual report on Form 10-K.
The Company has paused new investments in and new orders by our Russian affiliate. We will continue to fulfill our existing agreements while remaining in compliance with applicable laws, including applicable sanctions and export controls. We continue to assess the impact on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy.
Our Russian affiliate represented approximately 5% of Thermon’s worldwide revenue during fiscal 2022. The carrying value of Thermon’s net assets in Russia was approximately $8.8 million as of March 31, 2022. This consisted of $3.1 million of cash, $1.8 million of accounts receivables, net, $4.5 million of inventories, net, $1.9 million of other current assets, $0.3 million of property, plant, and equipment, net, $0.8 million of other non-current assets, and $3.6 million of current liabilities.
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus and its variants have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may impact in the future, global demand for our products and services. Although we believe the general economic environment in which we operate has improved significantly since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods. The effect of loosening pandemic restrictions along with pent-up demand from periods of stagnant lockdown and uncertainty has combined to strengthen our customer demand from most regions we serve, especially in our US-LAM and Canada segments.
The Company continues to invest in our three long-term strategic initiatives: diversifying our revenues into adjacent markets as the global economy transitions to a more sustainable energy future, increased investment in developing markets as a response to a growing middle class, and offering technology enabled maintenance solutions that improve our customer’s efficiency and safety. Our efforts to diversify the business's end markets is starting to show early signs of success through increased customer engagement in diversified end markets such as rail and transit, food and beverage, commercial and power. Additionally, we are continuing to receive orders from key customers related to our recently launched Genesis Network technology, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. We are benefiting from the increasing global demand for our solutions, particularly in North America. While we are seeing improvements in many key metrics by which we measure the business, including revenue, we also recognized higher costs in fiscal 2022, due to higher raw material and labor costs due to global supply chain challenges as discussed above.
Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services, installation services, portable power solutions and software. Additionally, our process heating products offer a complementary suite of advanced heating and filtration solutions for industrial and hazardous area applications. Historically, our sales are primarily to industrial customers for petroleum and chemical plants, gas production facilities and power generation facilities. While our petroleum customers represent an important portion of our business, we have been successfully broadening our customer base by earning business from numerous other industries, including chemical processing, power generation, transportation, food and beverage, commercial, pharmaceutical, and mineral processing.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of Greenfield project construction. Our backlog at March 31, 2022 was $156.2 million as compared to $114.2 million at March 31, 2021. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of sales include contract engineering cost directly associated to projects, direct labor cost, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, electronic components and other miscellaneous parts related to products manufactured or assembled. Raw material costs have been stable in the past; however, we are experiencing temporary shortages related to the global supply chain issues driven by the COVID-19 pandemic in certain raw materials as well as an increase in costs of these materials due to: use of alternate suppliers, higher freight costs, increased lead times, expedited shipping and other inflationary factors. Also, we have seen labor inefficiencies and increased overtime in certain of our facilities due to temporary shortages in raw materials required for production, as well as time and attendance issues and labor shortages in certain of our facilities. We cannot provide any assurance that we will continue to be able to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
Operating expenses. Our selling, general, and administrative expenses are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses and other costs related to research and development, insurance, professional fees, the global integrated business information system, and provisions for bad debts.
Key drivers affecting our results of operations. Our results of operations and financial condition are affected by numerous factors, including those described above under Item 1A, "Risk Factors" and elsewhere in this annual report and those described below:
    Timing of Greenfield projects. Our results of operations in recent years have been impacted by the various construction phases of large Greenfield projects. On large projects, we are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest Greenfield projects may generate revenue for more than one year. In the early stages of a Greenfield project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate.

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
    Acquisition strategy. In recent years, we have begun executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or that provide complementary products and solutions for the markets and customers we serve. We actively pursue both organic and inorganic growth initiatives that serve to advance our corporate strategy.
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
We estimate that Greenfield and MRO/UE have each made the following contribution as a percentage of revenue in the periods listed:

Fiscal Year Ended March 31,*
	2022	2021	2020
Greenfield	38%	35%	40%
MRO/UE	62%	65%	60%
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
    Large and growing installed base. Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenue. For fiscal 2022, MRO/UE sales comprised approximately 62% of our consolidated revenues (excluding THS).
    Seasonality of MRO/UE revenues. MRO/UE revenues for the heat tracing business are typically highest during the second and third fiscal quarters, as most of our customers perform preventative maintenance prior to the winter season. However, revenues from Greenfield projects are not seasonal and depend on the capital spending environment and project timing.

Results of Operations
The following table sets forth data from our statements of operations for the periods indicated.

	Fiscal Year Ended March 31,		Increase/(Decrease)
	(dollars in thousands)
	2022	2021	$	%
Consolidated Statements of Operations Data:
Sales	$355,674	$276,181	$79,493	29%
Cost of sales	215,556	159,309	56,247	35%
Gross profit	140,118	116,872	23,246	20%
Operating expenses:
Selling, general and administrative expenses	93,054	89,834	3,220	4%
Deferred compensation plan expense/(income)	283	1,564	(1,281)	(82)%
Amortization of intangible assets	8,790	9,445	(655)	(7)%
Restructuring and other charges/(income)	(414)	8,623	(9,037)	(105)%
Income/(loss) from operations	38,405	7,406	30,999	419%
Other income/(expenses):
Interest expense, net	(5,815)	(10,185)	4,370	(43)%
Other income/(expense)	(4,165)	2,135	(6,300)	(295)%
Income/(loss) before provision for income taxes	28,425	(644)	29,069	(4514)%
Income tax expense/(benefit)	8,333	(1,521)	9,854	(648)%
Net income/(loss)	$20,092	$877	$19,215	2191%

As a percent of sales:
Gross profit	39.4%	42.3%	-290 bps
Selling, general and administrative expenses	26.2%	32.5%	-630 bps
Income/(loss) from operations	10.8%	2.7%	810 bps
Net income/(loss)	5.6%	0.3%	530 bps

Effective tax rate	29.3%	(236.2)%
Year Ended March 31, 2022 ("fiscal 2022") Compared to the Year Ended March 31, 2021 ("fiscal 2021")
Revenue. Revenues for fiscal 2022 were $355.7 million compared to $276.2 million in fiscal 2021. The increase in revenue is due to strong demand in our US-LAM and Canada segments, which led the first stages of recovery from the COVID-19 pandemic. In fiscal 2022, we recognized revenue from several large, one-time projects that contributed significantly to our growth. Revenue increased $58.7 million, or 61.6%, in our US-LAM segment, $24.6 million, or 27.1%, in our Canada segment, and $0.5 million, or 1.0%, in our EMEA segment. We experienced a slower recovery from the effects of the COVID-19 pandemic, including lockdowns and other restrictions, in our APAC segment, which led to a $4.4 million, or 12.2%, decrease.
Sales related to our products ("point-in-time") grew $53.0 million and sales of projects ("over time") grew $26.5 million compared to fiscal 2021. Our sales mix (excluding THS) in fiscal 2022 was 38% Greenfield and 62% MRO/UE compared to 35% Greenfield and 65% MRO/UE in fiscal 2021.
    Gross profit. Gross profit in fiscal 2022 totaled $140.1 million compared to $116.9 million in fiscal 2021. The increase in gross profit was driven by higher revenue for the year. Gross margins were 39.4% in fiscal 2022 compared to 42.3% in fiscal 2021. The lower gross margin in fiscal 2022 is primarily attributable to higher project costs, including the impacts of a large, one-time project, as well as additional warranty costs associated with the operational execution of a large project, both of which are reported in our US-LAM segment.
Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") were $93.1 million in fiscal 2022 compared to $89.8 million in fiscal 2021. The primary drivers in the increase in SG&A is attributable to higher incentive compensation for our employees and higher sales commissions commensurate with the increase in revenue and profitability. SG&A as a percentage of sales has decreased significantly to 26.2% in fiscal 2022 from 32.5% in fiscal 2021. The decrease is due to the fixed nature of SG&A in a year with higher sales, but also due to the Company’s efforts to reduce its cost structure in light of the global pandemic.
Amortization of intangible assets. Amortization of intangible assets was $8.8 million in fiscal 2022 compared to $9.4 million fiscal 2021. The decrease of amortization is due to certain intangible assets becoming fully amortized in fiscal 2021, partially offset by foreign exchange impacts.
Deferred compensation plan expense/(income). Deferred compensation plan expense/(income) was $0.3 million in fiscal 2022 compared to $1.6 million in fiscal 2021. The decrease is primarily attributable to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on related investment assets.
Restructuring and other charges/(income). Restructuring and other charges/(income) was $(0.4) million in fiscal 2022 compared to $8.6 million in fiscal 2021. The Company implemented certain restructuring activities in fiscal 2021 not present in fiscal 2022. Refer to Note 14, "Restructuring and other charges/(income)" for additional details.
Interest expense, net. The decrease in interest expense is due to a lower average interest rate during fiscal 2022 than fiscal 2021 as well as a lower average outstanding balance. Our average outstanding principal balance during fiscal 2022 was lower at $138.8 million versus $162.3 million during fiscal 2021. See Note11, "Long-Term Debt," for additional information on our long-term debt.
Other income/(expense). Other income/(expense) was $(4.2) million and $2.1 million in fiscal 2022 and fiscal 2021, respectively. The increase primarily relates to our debt extinguishment charges of $2.6 million in fiscal 2022, as we completed refinancing of our senior secured credit facility, as well as an increase in foreign exchange losses of $2.2 million. See Note 11, "Long-Term Debt," for additional information on our long-term debt and the refinancing of our senior secured credit facility. The remaining variance is attributable to relatively lower gains on the Company's non-qualified deferred compensation plan in fiscal 2022 than in the prior year due to market fluctuations. These gains are offset by deferred compensation plan expense as noted above.
Income taxes. Income tax expense/(benefit) was $8.3 million or 29.3% on pretax income of $28.4 million in fiscal 2022 as compared to an income tax benefit of $(1.5) million on a pretax loss of $(0.6) million in fiscal 2021. Our fiscal 2022 effective tax rate of 29.3% was within our expected range of combined tax expense for the United States and foreign subsidiaries in which we operate. The benefit in fiscal 2021 was primarily due to a pre-tax loss and the impact from the Global Intangible Low-Taxes Income (or “GILTI Tax”) in the U.S. During fiscal 2021, tax law changes provided a $1.9 million recovery of previously incurred GILTI Tax expense.
See Note 18, “Income Taxes,” to our audited consolidated financial statements included elsewhere in this annual report for further detail on income taxes.
Net income/(loss). Net income/(loss) was $20.1 million in fiscal 2022 compared to $0.9 million in fiscal 2021. The change in net income/(loss) is explained by the changes noted in the sections above.

	Fiscal Year Ended March 31,		Increase/(Decrease)
	(dollars in thousands)
	2021	2020	$	%
Consolidated Statements of Operations Data:
Sales	$276,181	$383,486	$(107,305)	(28)%
Cost of sales	159,309	221,848	(62,539)	(28)%
Gross profit	116,872	161,638	(44,766)	(28)%
Operating expenses:
Selling, general and administrative expenses	89,834	111,589	(21,755)	(19)%
Deferred compensation plan expense/(income)	1,564	(387)	1,951	(504)%
Amortization of intangible assets	9,445	17,773	(8,328)	(47)%
Restructuring and other charges/(income)	8,623	—	8,623	—%
Income/(loss) from operations	7,406	32,663	(25,257)	(77)%
Other income/(expenses):
Interest expense, net	(10,185)	(14,027)	3,842	(27)%
Other income/(expense)	2,135	(1,558)	3,693	(237)%
Income/(loss) before provision for income taxes	(644)	17,078	(17,722)	(104)%
Income tax expense/(benefit)	(1,521)	5,142	(6,663)	(130)%
Net income/(loss)	$877	$11,936	$(11,059)	(93)%
Income (loss) attributable to non-controlling interests	—	(2)	2	(100)%
Net income/(loss) available to Thermon Group Holdings, Inc.	$877	$11,938	$(11,061)	(93)%

As a percent of sales:
Gross profit	42.3%	42.1%	20 bps
Selling, general and administrative expenses	32.5%	29.1%	340 bps
Income/(loss) from operations	2.7%	8.5%	-580 bps
Net income/(loss)	0.3%	3.1%	-280 bps

Effective tax rate	(236.2)%	30.1%
Year Ended March 31, 2021 ("fiscal 2021") Compared to the Year Ended March 31, 2020 ("fiscal 2020")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021 for a discussion of the results of operations in fiscal 2021 as compared to fiscal 2020.
Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2022, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
    For information on legal proceedings, see Note 15, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 7.
    To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2022, we had in place standby letters of credit, bank guarantees and performance bonds totaling $9.8 million to back our various customer contracts. In addition, our

Indian subsidiary also has $4.8 million in customs bonds outstanding. Refer to Note 15, "Commitments and Contingencies" for more information on our letters of credit and bank guarantees.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents. At March 31, 2022, we had $41.4 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $15.3 million, or 37%, of these amounts were held in domestic accounts with various institutions and approximately $26.1 million, or 63%, of these amounts were held in accounts outside of the United States with various financial institutions. Of the non-U.S. cash noted above, $3.1 million of cash was held by our Russian affiliate. While we have cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada.
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
Senior secured credit facility
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
The Credit Agreement is an amendment and restatement of that certain Credit Agreement dated October 30, 2017 by and among Borrowers, the lenders time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Agreement”), and provides for the credit facilities.
See Note 11, “Long-Term Debt—Senior Secured Credit Facility” to our consolidated financial statements and accompanying notes thereto included in Item 8 of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 7. At March 31, 2022, we had no outstanding borrowings under our revolving credit facility and $97.1 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $2.9 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments, despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of March 31, 2022, we had $129.0 million of outstanding principal on our term loan A facility. Commencing January 1, 2022, each of the Term Loans will amortize as set forth in the table below, with payments on the first day of each January, April, July and October, with the balance of each Term Loan Facility due at maturity.

Installment Dates	Original Principal Amount
January 1, 2022 through October 1, 2022	1.25%
January 1, 2023 through October 1, 2024	1.88%
January 1, 2025 through July 1, 2026	2.50%
Future capital requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next 12 months and the foreseeable future.
For fiscal 2023, we expect our capital expenditures to approximate 3.0% to 3.5% of revenue. Additionally, we will be required to pay $7.9 million in principal payments and approximately $2.8 million in interest payments on our long-term debt in the next 12 months. Our estimate of interest expense above was derived from our variable interest rates at March 31, 2022, and is subject to change. See further details Note 11, "Long-Term Debt." We also have payment commitments of $3.7 million, mostly related to long-term information technology contracts, of which $2.1 million are due within the next 12 months.
Strategic Investments
Our long-term plan includes investments in three key areas as we look to profitably grow the Company beyond its existing installed base.
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
These three initiatives will require incremental investments, both organic and inorganic, over a multi-year period, but we expect will result in a more diversified, sustainable and profitable company over time.

	Year Ended March 31,
	(dollars in thousands)
	2022	2021	2020
Total cash provided by/(used in):
Operating activities	$28,754	$30,289	$70,726
Investing activities	(4,531)	(7,832)	(10,010)
Financing activities	(22,658)	(28,205)	(46,540)
Year Ended March 31, 2022 ("fiscal 2022") Compared to the Year Ended March 31, 2021 ("fiscal 2021")
Net cash provided by/(used in) operating activities. Net cash provided by operating activities decreased by $1.5 million in fiscal 2022. The decrease is mostly attributable to the use of cash to fund net working capital accounts of $21.0 million, partially offset by a change in non-cash items and increase in net income totaling $19.5 million. Our net working capital position changed as a result of an overall increase in sales activity in fiscal 2022, which drove an increase in accounts receivable versus a large decline in accounts receivable in fiscal 2021, when sales were not trending positively.
Net cash provided by/(used in) investing activities. Net cash used in investing activities was $(4.5) million in fiscal 2022 and $(7.8) million in fiscal 2021 and relates to the purchase of capital assets, primarily to maintain the existing operations of the business and includes purchases and sales of equipment in our rental business.
Net cash provided by/(used in) financing activities. Net cash used in financing activities totaled $(22.7) million and $(28.2) million in fiscal 2022 and fiscal 2021, respectively, a comparative decrease in the use of cash in financing activities of $5.5 million, mostly attributable to higher principal and revolver payments in fiscal 2021.
Free Cash Flow (Non-GAAP)
In addition to evaluating our cash flow generation based upon operating, investing, and financing activities, the Company believes that the non-GAAP measure used in this section may provide investors and key stakeholders with another important perspective regarding our performance. The Company does not intend for this non-GAAP metric to be a substitute for the related GAAP measure, nor should it be viewed in isolation and without considering all relevant GAAP measurements. Moreover, our calculation may not be comparable to similarly titled measures reported by other companies. Refer to the reconciliation of cash provided by/(used in) operating activities to Free Cash Flow under "Non-GAAP Financial Measures" below.
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
Free Cash Flow totaled $24.2 million for fiscal 2022 as compared to $22.5 million for fiscal 2021, an increase comparatively, primarily due to higher cash flows from operations as well as reduced purchases on property, plant and equipment. Free Cash Flow for fiscal 2020 was $60.7 million driven primarily by strong cash flows from operating activities, which occurred prior to the impacts of the COVID-19 pandemic.
Year Ended March 31, 2021 ("fiscal 2021") Compared to the Year Ended March 31, 2020 ("fiscal 2020")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 filed with the SEC on May 27, 2021 for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2021 as compared to fiscal 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Critical Accounting Policies and Estimates
    The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Our most significant financial statement estimates include revenue recognition, estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories, valuation of long-lived assets, goodwill, and other intangible assets, accounting for income taxes, loss contingencies, and stock-based compensation expense.
Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from the estimates.
Revenue recognition. Please refer to Note 4. "Revenue from Contracts with Customers" of our consolidated financial statements included below in Item 8 of this annual report for further discussion.
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
The major end markets that drive demand for process heating include chemical and petrochemical, up-, mid- and downstream oil, gas, power generation, commercial, and rail and transit. From time to time, the Company has experienced significant credit losses with respect to individual customers; however, historically, these credit losses have been isolated to specific customers rather than across an industry and have been infrequent. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.
We perform credit evaluations of new customers and sometimes require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $2.2 million and $2.1 million as of March 31, 2022 and 2021, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.
We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Net realizable value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Our allowance for excess and obsolete inventories was $1.8 million and $1.8 million at March 31, 2022 and 2021, respectively. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.
Significant judgments and estimates must be made and used in connection with establishing these allowances. If our assumptions used to calculate these allowances do not agree with our future ability to collect outstanding receivables, or the actual demand for our inventory, additional provisions may be needed and our future results of operations could be adversely affected.
Valuation of long-lived, goodwill and other intangible assets. Refer to Note 1, "Organization and Summary of Significant Accounting Policies" of our consolidated financial statements included below in Item 8 of this annual report for further discussion. We determined that there was no impairment related to our goodwill, intangible assets, or long-lived assets during fiscal 2022, 2021, and 2020.
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
Non-GAAP Financial Measures
    Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," and "Free Cash Flow," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share" ("Adjusted EPS") represents net income attributable to Thermon before costs related to acceleration of unamortized debt costs, the tax benefit from income tax rate reductions in certain foreign jurisdictions, amortization of intangible assets, the income tax effect on any non-tax adjustments, costs associated with our restructuring and other income/(charges), and income related to the Canadian Emergency Wage Subsidy, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, income attributable to non-controlling interests, costs associated with our restructuring and other income/(charges), and income related to the Canadian Emergency Wage Subsidy. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment and proceeds from sales of land and buildings.
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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
	2022	2021	2020
Net income available to Thermon Group Holdings, Inc.	$20,092	$877	$11,938
Interest expense, net	5,815	10,185	14,027
Income tax expense/(benefit)	8,333	(1,521)	5,142
Depreciation and amortization	20,205	20,722	28,275
EBITDA (non-GAAP)	$54,445	$30,263	$59,382
Stock-based compensation	3,803	3,728	4,960
Income/(loss) attributable to non-controlling interest	—	—	(2)
Restructuring and other charges/(income)	(414)	8,623	—
Loss on debt extinguishment	2,569	—	—
Canadian Emergency Wage Subsidy	(1,952)	(6,412)	—
Adjusted EBITDA (non-GAAP)	$58,451	$36,202	$64,340
The following table reconciles net income to Adjusted Net Income and Adjusted EPS for the periods presented:

	Year ended March 31,
	2022	2021	2020
Net income available to Thermon Group Holdings, Inc.	$20,092	$877	$11,938
Acceleration of unamortized debt costs	—	510	756
Tax expense/(benefit) for impact of rate reduction in foreign jurisdictions	505	332	(1,231)
Withholding tax on dividend related to debt amendment	301	—	—
Amortization of intangible assets	8,790	9,445	17,773
Restructuring and other charges/(income)	(414)	8,623	—
Loss on debt extinguishment	2,569	—	—
Canadian Emergency Wage Subsidy	(1,952)	(6,412)	—
Tax effect of financial adjustments	(1,999)	(2,450)	(4,447)
Adjusted net income (non-GAAP)	$27,892	$10,925	$24,789

Adjusted-fully diluted earnings per common share (non-GAAP)	$0.83	$0.33	$0.75

Fully-diluted common shares - non-GAAP basis (thousands)	33,515	33,341	33,149
The following table reconciles cash provided by/(used in) operating activities to Free Cash Flow:

	Year Ended March 31,
	(dollars in thousands)
	2022	2021	2020
Cash provided by/(used in) operating activities	$28,754	$30,289	$70,726
Less: Cash provided by/(used for) purchases of property, plant, and equipment	(5,220)	(8,132)	(10,855)
Plus: Sales of rental equipment	689	300	603
Plus: Proceeds from the sale of property, plant and equipment	—	—	242
Free Cash Flow (non-GAAP)	$24,223	$22,457	$60,716

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 57% of our fiscal 2022 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2022 and 2021, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $7.3 million and $16.4 million, respectively.
During fiscal 2022, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.2 million for fiscal 2022. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $1.4 million for fiscal 2022. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.1 million for fiscal 2022. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.1 million for fiscal 2022.
We also have exposure to the Russian Ruble. A 10% appreciation of the U.S. dollar relative to the Russian Ruble would result in a net decrease in net income of $0.2 million. Conversely, a 10% depreciation of the U.S. dollar relative to the Russian Ruble would result in a net increase in net income of $0.2 million.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transactions on our consolidated statements of operations were losses of $1.9 million and gains of $0.3 million in fiscal 2022 and fiscal 2021, respectively.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2022, we estimate that our sales were positively impacted by $5.9 million when compared to foreign exchange translation rates that were in effect in fiscal 2021. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. In fiscal 2022, we were primarily impacted by the appreciation of the Canadian Dollar relative to the U.S. dollar. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were losses of $2.9 million in fiscal

2022 and gains of $28.6 million in fiscal 2021. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.
Foreign currency risks related to intercompany notes. The Company exited a cross currency swap during fiscal 2022. Refer to Note 2, "Fair Value Measurements" for more information. Also, refer to Item 1A, "Risk Factors" for further discussion regarding our risk as it relates to foreign currency.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan A credit facility and revolving credit facility incur interest expense that is variable in relation to the LIBOR rate. The interest rate for borrowings under our term loan A credit facility was 1.96% for the U.S. Term Loan and 2.62% for the Canadian Term loan as of March 31, 2022. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2022, we had no outstanding principal under our revolving credit facility.
    As of March 31, 2022, we had $129.0 million of outstanding principal under our variable rate LIBOR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.3 million increase or decrease in our annual interest expense.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 26, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
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
Sufficiency of audit evidence surrounding revenues recognized over time using cost-to-cost percentage of completion
As discussed in Note 4 to the consolidated financial statements, the Company recognized $140,865 thousand of revenues over time using cost-to-cost percentage of completion or time and materials methodologies, for the year ended March 31, 2022.
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
May 26, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Thermon Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated May 26, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Austin, Texas
May 26, 2022

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Dollars in thousands, except share and per share data)

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Sales	$355,674	$276,181	$383,486
Cost of sales	215,556	159,309	221,848
Gross profit	140,118	116,872	161,638
Operating expenses:
Selling, general and administrative expenses	93,054	89,834	111,589
Deferred compensation plan expense/(income)	283	1,564	(387)
Amortization of intangible assets	8,790	9,445	17,773
Restructuring and other charges/(income)	(414)	8,623	—
Income/(loss) from operations	38,405	7,406	32,663
Other income/(expenses):
Interest expense, net	(5,815)	(10,185)	(14,027)
Other income/(expense)	(4,165)	2,135	(1,558)
Income/(loss) before provision for income taxes	28,425	(644)	17,078
Income tax expense/(benefit)	8,333	(1,521)	5,142
Net income/(loss)	20,092	877	11,936
Income/(loss) attributable to non-controlling interests	—	—	(2)
Net income/(loss) available to Thermon Group Holdings, Inc.	$20,092	$877	$11,938
Other comprehensive income/(loss):
Net income/(loss) available to Thermon Group Holdings, Inc.	$20,092	$877	$11,938
Foreign currency translation adjustment	(2,922)	28,615	(15,485)
Other	(65)	(640)	540
Total comprehensive income/(loss)	$17,105	$28,852	$(3,007)
Net income/(loss) per common share:
Basic	$0.60	$0.03	$0.36
Diluted	0.60	0.03	0.36
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,308,045	33,134,592	32,760,327
Diluted	33,514,561	33,340,954	33,148,670

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	March 31, 2022	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,445	$40,124
Accounts receivable, net of allowances of $2,177 and $2,074 as of March 31, 2022 and 2021, respectively	95,305	74,501
Inventories, net	71,650	63,790
Contract assets	19,626	11,379
Prepaid expenses and other current assets	11,786	8,784
Income tax receivable	4,626	8,231
Total current assets	$244,438	$206,809
Property, plant and equipment, net of depreciation and amortization of $63,954 and $55,555 as of March 31, 2022 and 2021, respectively	66,039	72,630
Goodwill	212,754	213,038
Intangible assets, net	94,908	103,784
Operating lease right-of-use assets	10,534	12,619
Deferred income taxes	1,211	2,586
Other long-term assets	6,785	6,412
Total assets	$636,669	$617,878
Liabilities and equity
Current liabilities:
Accounts payable	$33,567	$19,722
Accrued liabilities	26,971	23,888
Current portion of long-term debt	7,929	2,500
Contract liabilities	8,010	2,959
Lease liabilities	3,624	3,511
Income taxes payable	897	218
Total current liabilities	$80,998	$52,798
Long-term debt, net of current maturities and deferred debt issuance costs and debt discounts of $640 and $2,983 as of March 31, 2022 and 2021, respectively	120,431	143,017
Deferred income taxes	17,943	21,006
Non-current lease liabilities	9,659	12,373
Other non-current liabilities	8,434	9,812
Total liabilities	$237,465	$239,006
Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,364,722 and 33,225,808 shares issued and outstanding at March 31, 2022 and 2021, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	234,549	231,322
Accumulated other comprehensive loss	(38,906)	(35,919)
Retained earnings	203,528	183,436
Total equity	$399,204	$378,872
Total liabilities and equity	$636,669	$617,878
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(Dollars in thousands, except share and per share data)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	32,624,200	$33	$223,040	$170,621	$4,204	$(48,949)	$348,949
Issuance of common stock in exercise of stock options	159,062	—	1,016	—	—	—	1,016
Issuance of restricted stock as deferred compensation to employees and directors	26,608	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	59,570	—	—	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	47,378	—	—	—	—	—	—
Stock compensation expense	—	—	4,960	—	—	—	4,960
Repurchase of employee stock units on vesting	—	—	(969)	—	—	—	(969)
Net income/(loss) available to Thermon Group Holdings, Inc.	—	—	—	11,938	—	—	11,938
Foreign currency translation adjustment	—	—	—	—	—	(15,485)	(15,485)
Other	—	—	—	—	—	540	540
Remeasurement of non-controlling interest	—	—	(306)	—	306	—	—
Purchase of non-controlling interest	—	—	—	—	(4,508)	—	(4,508)
Income attributable to non-controlling interest	—	—	—	—	(2)	—	(2)
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$—	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	97,156	—	629	—	—	—	629
Issuance of common stock as deferred compensation to directors	52,098	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	88,254	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	71,482	—	—	—	—	—	—
Stock compensation expense	—	—	3,728	—	—	—	3,728
Repurchase of employee stock units on vesting	—	—	(784)	—	—	—	(784)
Net income/(loss) available to Thermon Group Holdings, Inc.	—	—	—	877	—	—	877
Foreign currency translation adjustment	—	—	—	—	—	28,615	28,615
Other	—	—	8	—	—	(640)	(632)
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,436	$—	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100		97	—	—	—	97
Issuance of common stock as deferred compensation to directors	32,136	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	36,126	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	62,552	—	—	—	—	—	—
Stock compensation expense		—	3,803	—	—	—	3,803
Repurchase of employee stock units on vesting	—	—	(673)	—	—	—	(673)
Net income/(loss) available to Thermon Group Holdings, Inc.	—	—	—	20,092	—	—	20,092
Foreign currency translation adjustment	—	—	—	—	—	(2,922)	(2,922)
Other	—	—	—	—	—	(65)	(65)
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$—	$(38,906)	$399,204

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Operating activities
Net income/(loss)	$20,092	$877	$11,936
Adjustment to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	20,205	20,722	28,275
Amortization of debt costs	596	1,525	1,885
Loss on extinguishment of debt	2,569	—	—
Stock compensation expense	3,803	3,728	4,960
Loss on sale of business, net of cash surrendered	306	2,065	—
Deferred income taxes	(1,648)	(3,153)	(3,737)
Long-term cross currency swap loss/(gain)	(774)	5,842	(2,580)
Reserve (release) for uncertain tax positions	77	79	(408)
Remeasurement loss/(gain) on intercompany balances	(247)	(6,227)	6,169
Changes in operating assets and liabilities:
Accounts receivable	(21,739)	22,930	9,449
Inventories	(8,598)	(549)	1,407
Contract assets	(3,292)	(2,693)	12,220
Other current and non-current assets	(2,891)	(2,127)	(2,915)
Accounts payable	13,752	(5,651)	3,407
Accrued liabilities and non-current liabilities	2,227	(239)	(284)
Income taxes payable and receivable	4,316	(6,840)	942
Net cash provided by operating activities	$28,754	$30,289	$70,726
Investing activities
Purchases of property, plant and equipment	$(5,220)	$(8,132)	$(10,855)
Sales of rental equipment	689	300	603
Proceeds from the sale of property, plant and equipment	—	—	242
Net cash used in investing activities	$(4,531)	$(7,832)	$(10,010)
Financing activities
Proceeds from Term Loan A	$139,793	$—	$—
Payments on long-term debt and revolving credit facility	(178,914)	(64,963)	(51,883)
Proceeds from revolving credit facility	18,459	37,189	10,000
Issuance costs associated with debt financing	(1,265)	—	—
Purchase of shares from non-controlling interests	—	—	(4,508)
Lease financing	(155)	(276)	(196)
Issuance of common stock including exercise of stock options	97	629	1,016
Repurchase of employee stock units on vesting	(673)	(784)	(969)
Net cash used in financing activities	$(22,658)	$(28,205)	$(46,540)
Effect of exchange rate changes on cash and cash equivalents	(84)	2,192	(2,011)
Change in cash and cash equivalents	$1,481	$(3,556)	$12,165
Cash, cash equivalents and restricted cash at beginning of period	42,450	46,006	33,841
Cash, cash equivalents and restricted cash at end of period	$43,931	$42,450	$46,006
Cash paid for interest and income taxes
Interest paid	$5,700	$8,736	$12,397
Income taxes paid	9,788	9,667	12,614
Income tax refunds received	4,059	2,070	4,842
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
March 31, 2022
1. Organization and Summary of Significant Accounting Policies
Organization
For a history of the organization of the Company, please refer to Part I, Item 1. Business Overview in this annual report on Form 10-K. Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as "we," "our" or the "Company" herein.
COVID-19
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus and its variants have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may impact in the future, global demand for our products and services. Although we believe the general economic environment in which we operate has improved significantly since the onset of the COVID-19 pandemic, we may experience a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that could materially and negatively impact our business, financial condition, results of operation and overall financial performance in future periods. The effect of loosening pandemic restrictions along with pent-up demand from periods of stagnant lockdown and uncertainty has combined to strengthen our customer demand from most regions we serve, especially in our US-LAM and Canada segments, defined below. We continue to monitor the pandemic restrictions and other effects the pandemic may have on our business.
Basis of Consolidation and Presentation
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. The ownership of non-controlling investors is recorded as non-controlling interests. All significant inter-company balances and transactions have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 57%, 65% and 59%, of the Company's consolidated sales for fiscal 2022, 2021 and 2020, respectively, and 62% and 65%, of the Company's consolidated total assets at March 31, 2022 and 2021, respectively. In our opinion, the accompanying consolidated financial statements present fairly our financial position at March 31, 2022 and 2021, and the results of operations for the years ended March 31, 2022, 2021, and 2020. Certain prior year amounts in "Deferred compensation plan expense/(income)" on our consolidated statements of operations and comprehensive income/(loss) have been reclassified to conform with the current year's presentation. Also refer to the section below titled, "Correction of an Error" for further discussion of changes from prior periods.
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
During fiscal 2022 and 2021, we recorded $1,449 and $4,236 to "Cost of sales" in CEWS subsidies in our consolidated statement of operations. Also during fiscal 2022, we recorded $504 and $2,176 to "Selling, general and administrative expenses" in CEWS subsidies in our consolidated statements of operations and comprehensive income/(loss). At March 31, 2022 and 2021, we capitalized zero and $430 in "Inventories, net" in our consolidated balance sheets. As of the end of fiscal 2022, we are no longer receiving CEWS benefits.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
Cash Equivalents
Cash and cash equivalents consist of cash in bank and money market funds. All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.
Restricted Cash
    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, restricted cash included in prepaid expenses and other current assets and restricted cash included in other long-term assets reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2022	March 31, 2021	March 31, 2020
Cash and cash equivalents	$41,445	$40,124	$43,237
Restricted cash included in prepaid expenses and other current assets	2,486	1,962	2,421
Restricted cash included in other long-term assets	—	364	348
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$43,931	$42,450	$46,006
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
The Company's primary base of customers operates in the chemical and petrochemical, oil, gas, power generation, rail and transit, and other industries; we are diversifying our customer base through numerous other end markets. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers.
At March 31, 2022 and 2021, we had $5,352 and $6,214, respectively, of balances billed but not paid by customers under retention provisions of our contracts. Retention balances typically represent hold backs against project completion.
The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $2,177 and $2,074 as of March 31, 2022 and 2021, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.
The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2019	$987
Additions to reserve	674
Write-off of uncollectible accounts	(827)
Balance at March 31, 2020	834
Additions to reserve	1,466
Write-off of uncollectible accounts	(226)
Balance at March 31, 2021	2,074
Additions to reserve	683
Write-off of uncollectible accounts	(580)
Balance at March 31, 2022	$2,177
Inventories
Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or net realizable value. We write down our inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and estimated fair market value based on assumptions of future demand and market conditions. Fair market value is determined quarterly by comparing inventory levels of individual products and components to historical usage rates, current backlog and estimated future sales and by analyzing the age and potential applications of inventory, in order to identify specific products and components of inventory that are judged unlikely to be sold. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions, as well as various types of immersion, circulation and space heaters for our process heating business. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, product application, technology shifts and other factors. Historically, inventory obsolescence and potential excess cost adjustments have been within our expectations, and management does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to calculate the inventory valuation reserves.
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
Description of Product and Service Offerings and Revenue Recognition Policies
    We provide a (i) suite of products, including heating units, heating cables, tubing bundles, control systems including industry-leading customized software solutions, environmental heating solutions, process heating solutions, temporary heating and lighting, filtration, and transportation products and (ii) services, including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with our product sales are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee turnkey solutions consisting of products and services under which the related performance obligations are satisfied over time.
    In addition, we offer temporary power products that are designed to provide a safe and efficient means of supplying temporary electrical power distribution and lighting at energy infrastructure facilities for new construction and during maintenance and turnaround projects at operating facilities. Revenues associated with the rental of the temporary power products have historically been less than 5% of our total revenues and are recognized in accordance with ASC 842.
    Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring such goods or providing such services. We account for a contract when a customer provides us with a firm purchase order or other contract that identifies the goods or services to be provided, the payment terms for those services, and when collectability of the consideration due is probable. Generally, our payment terms do not exceed 30 days for product sales, while terms for our projects can vary based on milestones or other key deliverable-based increments. Please refer to Note 4, "Revenue from Contracts with Customers" for additional information.
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
Depreciation is computed using the straight-line method over the following lives:

	Useful Lives in Years
Buildings and improvements	10	-	30
Machinery and equipment	3	-	25
Office furniture and equipment	3	-	10
Internally developed software	5	-	7
Goodwill and Other Intangible Assets
We conduct a required annual review of goodwill for potential impairment in the fourth quarter, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments: US-LAM, Canada, EMEA, and APAC. We have the option to perform a qualitative assessment to satisfy the annual test requirement if we believe that it is more likely than not that we do not have an impairment in any one of our reporting units. We identified the Russo-Ukrainian war as a trigger for impairment testing. We elected to test our goodwill and other intangible assets using the qualitative method in fiscal 2022. For a full quantitative assessment, if the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which is the assumption related to revenue growth rates.
The factors we considered in developing our qualitative test include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and, (v) other relevant entity-specific events that impact our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair values of our reporting units. We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis in our fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. In fiscal 2022, 2021 and 2020, the Company determined that no impairment of goodwill existed.
Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. If a full quantitative assessment is warranted, the fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. In fiscal 2022, we performed a qualitative assessment. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2022. Additionally, there was no impairment of our indefinite life intangible assets during fiscal 2021 and 2020.
Debt Issuance Costs
The Company capitalizes and defers the costs associated with establishing our debt and financing arrangements. These costs are amortized as interest expense over the life of the loan or related financing. Additionally, for any unscheduled principal payments the Company will record incremental deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2022, 2021 and 2020 were $596, $1,525 and $1,885, respectively.
Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the estimated fair value and is recorded in the period the determination was made. In fiscal 2022, 2021, and 2020, the Company determined that no impairment of long-lived assets existed.
Stock-Based Compensation
We account for share-based payments to employees in accordance with ASC Topic 718 Compensation-Stock Compensation ("ASC 718"), which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations and comprehensive income/(loss) based on their fair values.
As required by ASC 718, we recognize stock-based compensation expense for share-based payments that are expected to vest. In determining whether an award is expected to vest, we generally account for forfeitures as they occur, rather than estimate expected forfeitures.
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
Loss Contingencies
We accrue for probable losses from contingencies on an undiscounted basis when such costs are considered probable of being incurred and are reasonably estimable. Legal expense related to such matters are expensed as incurred. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a material loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.
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
Research and Development
Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income/(loss). Research and development expenses include salaries, direct material costs incurred, plus building and other overhead expenses. The amounts expensed for fiscal 2022, 2021 and 2020 were $6,436, $7,466 and $8,378, respectively.
Shipping and Handling Cost
The Company includes shipping and handling as part of cost of sales and freight due from customers is included as part of sales.
Economic Dependence
As of March 31, 2022 and 2021, no one customer represented more than 10% of the Company's accounts receivable balance. In fiscal 2022, 2021 and 2020, no one customer represented more than 10% of sales.
Correction of an Error
During the second quarter of fiscal 2022, we identified an error in our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2021, as well as our consolidated financial statements as of and for the three months and year ended March 31, 2021. The error was due to underreported warranty costs associated with the operational execution of a large project in our US-LAM segment that completed in a prior year for which we are supplying engineering services, installation services, and equipment. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any one quarterly or annual period. Accordingly, we corrected the error in the consolidated balance sheets at March 31, 2021 and consolidated statements of operations and comprehensive income/(loss) for the three and twelve months ended March 31, 2021. We also corrected the error in the unaudited condensed consolidated balance sheets at June 30, 2021, and unaudited condensed consolidated statements of operations and comprehensive income/(loss) for the three months ended June 30, 2021. The corrected financial statements for the periods in this annual report are as follows:

Consolidated Balance Sheets	March 31, 2021		March 31, 2021
	as reported	Adjustments	as corrected
Accrued liabilities	$23,517	$371	$23,888
Deferred income taxes	21,088	(82)	21,006
Retained earnings	183,725	(289)	183,436

Consolidated Statements of Operations and Comprehensive Income/(loss)	Three Months Ended March 31, 2021		Three Months Ended March 31, 2021
	as reported	Adjustments	as corrected
Sales	$73,323	$—	$73,323
Cost of sales	46,090	371	46,461
Gross profit	27,233	(371)	26,862
Net income/(loss)	$(763)	$(288)	$(1,051)
Net income/(loss) per common share:
Basic	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.03)

Consolidated Statements of Operations and Comprehensive Income/(loss)	Twelve Months Ended March 31, 2021		Twelve Months Ended March 31, 2021
	as reported	Adjustments	as corrected
Sales	$276,181	$—	$276,181
Cost of sales	158,938	371	159,309
Gross profit	117,243	(371)	116,872
Net income/(loss)	$1,165	$(288)	$877
Net income/(loss) per common share:
Basic	$0.04	$(0.01)	$0.03
Diluted	$0.03	$0.00	$0.03

Recent Accounting Pronouncements
    Financial Instruments - In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments- Credit Losses (“ASC 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.
    Intangibles - In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles- Goodwill and Other (“ASC 350”), which amends and simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.
Reference Rate Reform - In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform ("ASC 848"). The update is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. As of March 31, 2022, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We have adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.
Income Taxes - In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes ("ASC 740"): Simplifying the Accounting for Income Taxes. This update amends ASC 740 to simplify certain requirements related to income taxes, specifically as it relates to interim period accounting for changes in tax law and year-to-date loss limitation in interim period accounting. The new standard is effective for fiscal years beginning after December 15, 2020. We adopted this standard effective April 1, 2021, and such adoption did not have a material impact on our consolidated financial statements.
Business Combinations - In October 2021, the FASB issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASC 805"). This update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022 and early adoption is permitted. We intend to evaluate the option to early adopt should we execute a business combination before mandatory adoption. Adopting this standard could have a material impact on revenue associated with an acquired business.
Government Assistance - In November 2021, the FASB issued Accounting Standards Update 2021-10, Government Assistance, which creates new Codification Topic 832 (government assistance). This new topic addresses the requirement for disclosures when an entity receives government assistance. The requirements state the entity should disclose the nature of the transactions and the related accounting policies used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. Topic 832 is effective for all public business entities in annual periods in fiscal years beginning after December 15, 2021. Early application is permitted. We have early adopted this standard effective October 1, 2021, and it did not have a material impact on our financial statements.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2022 and 2021, no assets or liabilities were valued using Level 3 criteria.
    Information about our financial assets and liabilities measured at fair value are as follows (our outstanding principal amount of the senior secured facility is reported at carrying value):

	March 31, 2022		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Deferred compensation plan assets	$5,391	$5,391	$5,047	$5,047	Level 1 - Market Approach
Foreign currency contract forwards assets	105	105	61	61	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$129,000	$128,355	$148,500	$148,871	Level 2 - Market Approach
Deferred compensation plan liabilities	4,837	4,837	4,608	4,608	Level 1 - Market Approach
Foreign currency contract forwards liabilities	—	—	32	32	Level 2 - Market Approach
At March 31, 2022 and 2021, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Cross-Currency Swap
On September 29, 2021, we terminated a long-term cross-currency swap we previously entered into through transactions related to the amendment to our term loan and revolving credit facility. The previous intercompany receivable, for which we had the swap, was settled with us by our wholly-owned Canadian subsidiary, Thermon Canada Inc. Refer to Note 11, "Long-Term Debt" for more information regarding our debt transactions.
Before the termination mentioned above, the Company entered into the long-term cross-currency swap to hedge the currency rate fluctuations related to an intercompany receivable. We did not designate the cross currency swap as a cash flow hedge under ASC 815, Derivatives and Hedging ("ASC 815"). Through March 31, 2022, we recorded $441 of unrealized mark-to-market gains on the cross-currency swap which is reported as "Other income and expense," in the consolidated statements of operations and comprehensive income/(loss). Cross currency swap contracts are measured on a recurring basis at fair value and are classified as Level 2 measurements. For the year ended March 31, 2022, the gain on the long-term cross currency swap derivative contract was more than offset by unrealized losses on the intercompany note of $(418), resulting in a net gain of $23.
Deferred Compensation Plan Assets
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Please refer to Note 13, "Employee Benefits" for further discussion.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2022 and 2021, the notional amounts of forward contracts as well as the related fair values were as follows:

	March 31, 2022	March 31, 2021
Russian Ruble	$—	$3,000
Canadian Dollar	4,000	5,500
South Korean Won	2,250	5,000
Mexican Peso	—	1,500
Australian Dollar	1,000	900
Great Britain Pound	—	500
Total notional amounts	$7,250	$16,400
    Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income/(loss) were losses of $(1,586), $(811) and $(437) for fiscal 2022, 2021 and 2020, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. The Company realized net foreign currency gains and (losses) of $(1,937), $283, and $(580) for fiscal 2022, 2021, and 2020, respectively. Foreign currency gains and losses are recorded within other expense/(income) in our consolidated statements of operations and comprehensive income/(loss).
3. Leases
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
Options to Extend or Terminate Leases
Most of our real property leases include early termination options and/or one or more options to renew, with renewal terms that can extend the lease term for an additional one to five years or longer. The exercise of lease termination and renewal options is at our sole discretion. If it is reasonably certain that we will exercise such renewal options, the periods covered by such renewal options are included in the lease term and are recognized as part of our Right of Use ("ROU") assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Our EMEA operations and APAC operations have limited borrowing needs and rely on cash from operations. However, the U.S. operating subsidiary can make intercompany loans if necessary from its available credit capacity given the more preferential rates available to our

U.S. operating subsidiary and the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases that commenced during the year ended March 31, 2022, rates applicable at or close to the time of the inception of the lease were used to establish the new lease's ROU liabilities.

Lease Term and Discount Rate	March 31, 2022	March 31, 2021
Weighted average remaining lease term
Operating	5.4	6.0
Finance	2.5	3.1

Weighted average discount rate
Operating	4.72%	4.81%
Finance	6.18%	6.56%
    Supplemental balance sheet information related to leases was as follows:

Assets	Classification	March 31, 2022	March 31, 2021
Operating	Operating lease right-of-use assets	$10,534	$12,619
Finance	Property, plant and equipment	351	426
Total right-of-use assets		$10,885	$13,045

Liabilities
Current
Operating	Lease liabilities	$3,472	$3,383
Finance	Lease liabilities	152	128
Non-current
Operating	Non-current lease liabilities	9,476	12,027
Finance	Non-current lease liabilities	183	346
Total lease liabilities		$13,283	$15,884
    Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Operating lease expense	Selling, general, and administrative expenses	$4,164	$4,697	$3,835

Finance lease expense:
Amortization of ROU assets	Selling, general, and administrative expenses	166	266	266
Interest expense on finance lease liabilities	Interest expense	27	21	41

Short-term lease expense	Selling, general, and administrative expenses	248	240	1,117
Net lease expense		$4,605	$5,224	$5,259
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Operating cash used for operating leases	$4,538	$4,566	$3,523
Operating cash flows used for finance leases	27	39	41
Financing cash flows used for finance leases	154	276	259
Future lease payments under non-cancellable leases as of March 31, 2022 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending March 31,
2023	$4,064	$170
2024	2,516	136
2025	2,049	66
2026	1,750	10
2027	1,713	1
Thereafter	2,847	—
Total lease payments	$14,939	$383
Less imputed interest	(1,991)	(48)
Total lease liability	$12,948	$335

4. Revenue from Contracts with Customers
    Please refer to Note 1, "Organization and Summary of Significant Accounting Policies" for more information regarding our revenue recognition policy.
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
    Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 60.4%, 58.6% and 59.6% of revenue for the fiscal year ended March 31, 2022, 2021, and 2020, respectively
    Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 39.6%, 41.4% and 40.4% of revenue for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
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
    At March 31, 2022, revenues associated with our open performance obligations totaled $156,229, representing our combined backlog and deferred revenue. Within this amount, approximately $11,655 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months.
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
    As of March 31, 2022 and 2021, contract assets were $19,626 and $11,379, respectively. There were no impairment losses recognized on our contract assets for the year ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, contract liabilities were $8,010 and $2,959, respectively. The majority of contract liabilities at March 31, 2021 were recognized in revenue as of March 31, 2022.
Disaggregation of Revenue
    We disaggregate our revenue from contracts with customers by geographic location as well as revenue recognized at point in time and revenues recognized over time, as we believe these best depict the nature of our sales and the regions in which those sales are earned and managed.
Revenue recognized at a point-in-time based on when control transitions to the customer and is generally related to our product sales. Moreover, point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of service to the customer.
    Disaggregation of revenues from contracts with customers for fiscal 2022, 2021 and 2020 are as follows:

	Fiscal Year Ended March 31, 2022
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$75,115	$79,072	$154,187
Canada	92,071	23,371	115,442
Europe, Middle East and Africa	27,306	27,431	54,737
Asia-Pacific	20,317	10,991	31,308
Total revenues	$214,809	$140,865	$355,674

	Fiscal Year Ended March 31, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$47,599	$47,842	$95,441
Canada	67,451	23,402	90,853
Europe, Middle East and Africa	29,304	24,915	54,219
Asia-Pacific	17,448	18,220	35,668
Total revenues	$161,802	$114,379	$276,181

	Fiscal Year Ended March 31, 2020
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$72,334	$83,131	$155,465
Canada	106,577	21,787	128,364
Europe, Middle East and Africa	31,028	22,734	53,762
Asia-Pacific	18,558	27,337	45,895
Total revenues	$228,497	$154,989	$383,486
5. Net Income/(Loss) per Common Share
Basic net income/(loss) per common share is computed by dividing net income/(loss) available to Thermon Group Holdings, Inc. by the weighted average number of common shares outstanding during each period. Diluted net income/(loss) per common share is computed by dividing net income/(loss) available to Thermon Group Holdings, Inc. by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that the performance target will not be met.
The reconciliations of the denominators used to calculate basic net income/(loss) per common share and diluted net income/(loss) per common share for fiscal 2022, 2021, and 2020, respectively, is as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Basic net income/(loss) per common share
Net income/(loss) available to Thermon Group Holdings, Inc.	$20,092	$877	$11,938
Weighted-average common shares outstanding	33,308,045	33,134,592	32,760,327
Basic net income/(loss) per common share	$0.60	$0.03	$0.36

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Diluted net income/(loss) per common share
Net income/(loss) available to Thermon Group Holdings, Inc.	$20,092	$877	$11,938
Weighted-average common shares outstanding	33,308,045	33,134,592	32,760,327
Common share equivalents:
Stock options issued	2,231	27,306	134,777
Restricted and performance stock units issued	204,285	179,056	253,566
Weighted average shares outstanding – dilutive	33,514,561	33,340,954	33,148,670
Diluted net income/(loss) per common share	$0.60	$0.03	$0.36
For the year ended March 31, 2022, 2021, and 2020, 110,923, 85,322 and zero equity awards, respectively, were not included in the calculation of diluted net income/(loss) per common share since they would have had an anti-dilutive effect.
6. Inventories
    Inventories consisted of the following at March 31:

	March 31,
	2022	2021
Raw materials	$41,389	$33,485
Work in process	6,294	4,071
Finished goods	25,802	28,008
	73,485	65,564
Valuation reserves	(1,835)	(1,774)
Inventories, net	$71,650	$63,790
     The following table summarizes the annual changes in our valuation reserve accounts:

Balance as of March 31, 2020	$2,045
Additions in reserve	133
Charged to reserve	(404)
Balance as of March 31, 2021	1,774
Additions in reserve	389
Charged to reserve	(328)
Balance as of March 31, 2022	$1,835

7. Property, Plant and Equipment
Property, plant and equipment consisted of the following at March 31:

	March 31,
	2022	2021
Land, buildings and improvements	$57,306	$57,317
Machinery and equipment	48,365	47,138
Office furniture and equipment	17,014	15,375
Internally developed software	5,851	7,336
Construction in progress	1,457	1,019
Property, plant and equipment at cost	129,993	128,185
Accumulated depreciation	(63,954)	(55,555)
Property, plant and equipment, net	$66,039	$72,630

Depreciation expense was $11,415, $11,277 and $10,502, in fiscal 2022, 2021, and 2020, respectively.
Included within depreciation expense was amortization of internally developed software of $346, $766, and $790, in fiscal 2022, 2021 and 2020, respectively.

8. Goodwill and Other Intangible Assets
The carrying amount of goodwill for all reporting segments as of March 31, 2022, 2021 and 2020 is as follows:

	US-LAM	Canada	EMEA	APAC	Total
Balance as of March 31, 2020	$62,725	$107,739	$18,890	$8,624	$197,978
Foreign currency translation impact	—	13,811	1,249	—	15,060
Balance as of March 31, 2021	$62,725	$121,550	$20,139	$8,624	$213,038
Foreign currency translation impact	—	768	(1,052)	—	(284)
Balance as of March 31, 2022	$62,725	$122,318	$19,087	$8,624	$212,754
    In the fourth quarter of fiscal 2022, we performed our annual goodwill and intangible assessments including our indefinite life trademarks using the qualitative assessment approach. Based on the goodwill impairment assessment, it was not more likely than not that the carrying value exceeded the estimated fair value of our reporting units. There was no impairment of goodwill, intangible assets as of the respective reporting periods. If the overall economic conditions in our key end markets, or other factors specific to the Company change, it could negatively impact the Company's future impairment tests. We will continue to monitor our reporting unit's goodwill and asset valuations and test for potential impairments until the overall market conditions improve.
    Our total intangible assets at March 31, 2022, and 2021 consisted of the following:

	Gross Carrying Amount at March 31, 2022	Accumulated Amortization	Net Carrying Amount at March 31, 2022	Gross Carrying Amount at March 31, 2021	Accumulated Amortization	Net Carrying Amount at March 31, 2021
Products	$66,669	$(29,445)	$37,224	$66,250	$(22,635)	$43,615
Trademarks	45,222	(1,517)	43,705	45,581	(1,289)	44,292
Developed technology	9,946	(5,933)	4,013	10,028	(5,486)	4,542
Customer relationships	113,413	(103,900)	9,513	113,789	(102,911)	10,878
Certifications	453	—	453	457	—	457
Total	$235,703	$(140,795)	$94,908	$236,105	$(132,321)	$103,784
Generally, trademarks and certifications have indefinite lives, except for one trademark in the U.S. With a gross carrying amount of $1,820, it has a useful life of 8 years. Developed technology and products have estimated lives of 20 years and 10 years, respectively. Customer relationships intangibles associated with THS, with a gross carrying amount of $11,510, have a useful life of 17 years. Customer relationships intangibles in the U.S., with a gross carrying amount of $5,962, have a useful life of 8 years. The weighted average useful life for the definite-lived intangibles is 12 years.
Intangible assets held in non-U.S. entities are valued in foreign currencies; accordingly, changes in indefinite life intangible assets, such as certifications, at March 31, 2022 and 2021 were the result of foreign currency translation adjustments. Foreign currency translation adjustments also impacted finite life intangible assets held in non-U.S. entities.
The Company recorded amortization expense of $8,790, $9,445, and $17,773 in fiscal 2022, 2021 and 2020, respectively for intangible assets. Annual amortization of intangible assets for the next five fiscal years and thereafter will approximate the following:

2023	$8,808
2024	8,160
2025	7,836
2026	7,836
2027	7,835
Thereafter	10,578
Total	$51,053

9. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2022	March 31, 2021
Accrued employee compensation and related expenses	$16,235	$11,765
Accrued interest	277	648
Customer prepayment	405	283
Warranty reserve	557	621
Professional fees	2,540	2,361
Sales tax payable	2,758	2,404
Other(1)	4,199	5,806
Total accrued current liabilities	$26,971	$23,888
(1) - included in Other is accrued warranty-related costs of $2,523 and $4,380, respectively, associated with the operational execution of a US-LAM project that was completed previously.
10. Short-Term Revolving Credit Facilities
    Under the Company’s senior secured revolving credit facility described below in Note 11, “Long-Term Debt,” the Company had no outstanding borrowings at March 31, 2022 and March 31, 2021.
11. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2022	March 31, 2021
Variable Rate Term Loan B due October 2024, net of deferred debt issuance costs and debt discounts of $2,983 as of March 31, 2021	$—	$145,517
Variable Rate Term Loan A due September 2026 net of deferred debt issuance costs of $640 as of March 31, 2022	128,360	—
Less current portion	(7,929)	(2,500)
Total	$120,431	$143,017
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
The Credit Agreement is an amendment and restatement of that certain Credit Agreement dated October 30, 2017, by and among Borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Agreement”), and provides for the following credit facilities described below (collectively, the “Facilities”).
•Revolving Credit Facility: A USD $100,000 five-year secured revolving credit facility made available to the U.S. Borrower. The Revolving Credit Facility includes sub-limits for letters of credit and swing-line loans (the “Revolving Credit Facility”).
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
Debt Issuance Costs

We incurred fees to third parties in connection with our entry into the Credit Agreement described above. The debt issuance costs of $1,265 were capitalized and will be amortized over the life of the Credit Agreement. Additionally, we recognized a loss on debt extinguishment of $2,569, which was recorded to Other income/(expense) on our consolidated statements of operations and comprehensive income/(loss).
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of March 31, 2022, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
Other Covenants
The Credit Agreement contains restrictive covenants (in each case, subject to certain exclusions) that limit, among other things, the ability of the Company and its subsidiaries (including the Borrowers) to:
•incur additional indebtedness;
•grant liens;
•make certain fundamental changes;
•sell assets;
•make restricted payments;
•enter into sales and leasebacks;
•make investments;
•prepay certain indebtedness;
•enter into transactions with affiliates; and
•enter into certain restrictive agreements.
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
    At March 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility. We had $97,052 of available borrowing capacity thereunder after taking into account the borrowing base and $2,948 of outstanding letters of credit. The Term Loans bear interest at the LIBOR rate or CDOR rate, as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on March 31, 2022 were 2.62% for the Canadian Term Loan Facility, and 1.96% for the U.S. Term Loan Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2023	$7,929
2024	10,572
2025	11,453
2026	14,097
2027	84,949
Total	$129,000
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

13. Employee Benefits
The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet certain service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 10% of each eligible employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $2,708, $2,561, and $2,607 in fiscal 2022, 2021, 2020, respectively.
The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain sales, profitability, and safety objectives. From time to time, the compensation committee of the Board of Directors, at its sole discretion, can add additional amounts to the overall incentive pay achieved. The Company recorded approximately $7,258, $2,767, and $3,104 for incentive compensation earned and other discretionary amounts in fiscal 2022, 2021, 2020, respectively.
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the consolidated balance sheets at March 31, 2022 and 2021 were $5,391 and $5,047, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $4,837 and $4,608 included in “Other long-term liabilities” in the consolidated balance sheet at March 31, 2022 and 2021, respectively. Deferred compensation plan expense/(income) was $283, $1,564, and $(387) for the years ended March 31, 2022, 2021, and 2020 respectively, and is presented as such in our consolidated statements of operations and comprehensive income/(loss). Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in other income/(expense) on our consolidated statements of operations and comprehensive income/(loss). Our unrealized (gains)/losses on investments were $(285), $(1,635), and $498 for the year ended March 31, 2022, 2021, and 2020, respectively.

14. Restructuring and Other Charges/(Income)

During fiscal 2022, we recorded $(103) for severance-related activity in our Canadian segment which was recorded to "Restructuring and other charges/(income)" in our consolidated statements of operations and comprehensive income/(loss). Additionally, we recorded $(311) in cash receipts related to receivables existing prior to the sale of our South Africa business, which was completed in fiscal 2021.
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
As a result of the sale and in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"), we recognized a loss on the sale of a business of $2,065, which included the impact of a currency translation adjustment of $828. This loss was recognized within restructuring and other charges/(income) on the consolidated statements of operations and comprehensive income/(loss). The reported loss on sale of stock is not deductible for tax. Prior to the disposal, the South Africa Business's results were reported within the "Europe, Middle East and Africa" segment.
Restructuring and other charges/(income) by reportable segment were as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021
United States and Latin America	$(46)	$3,563
Canada	(186)	2,591
Europe, Middle East and Africa	(182)	2,459
Asia-Pacific	—	10
	$(414)	$8,623
Restructuring activity related to severance activity described above recorded in "Accrued liabilities" on the condensed consolidated balance sheets is summarized as follows for fiscal 2022:

Beginning balance, April 1, 2020	$—
Costs incurred	5,748
Less cash payments	(5,091)
Beginning balance, April 1, 2021	$657
Costs incurred	(103)
Less cash payments	(554)
Ending balance, March 31, 2022	$—
We are substantially complete with accruing costs related to restructuring activities as of the end of fiscal 2022.
15. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2022, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
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
As of March 31, 2022, the Company has accrued $2,523 as estimated additional cost related to the operational execution of a project in our US-LAM segment.
Changes in the Company's warranty reserve are as follows:

Balance at March 31, 2019	$365
Reserve for warranties issued during the period	160
Settlements made during the period	(48)
Balance at March 31, 2020	$477
Reserve for warranties issued during the period	217
Settlements made during the period	(444)
Balance at March 31, 2021	$250
Reserve for warranties issued during the period	605
Settlements made during the period	(298)
Balance at March 31, 2022	$557
Letters of Credit, Bank Guarantees, and Other Commitments
At March 31, 2022, and 2021, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $9,760 and $6,905 as of March 31, 2022, and 2021, respectively. Of this amount, $953 and $1,066 is secured by cash deposits at the Company's financial institutions at March 31, 2022, and 2021, respectively, and an additional $2,948 and $3,314, respectively, represents a reduction of the available amount of the Company's short term and long-term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2022 and 2021, was approximately $2,486 and $1,667, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. In addition to the $9,760 and $6,905 above, our Indian subsidiary also has $4,807 and $4,938 in non-collateralized customs bonds outstanding at March 31, 2022 and 2021, respectively, to secure the Company's customs and duties obligations in India.
    The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $2,498, $1,768, and $2,679 in fiscal 2022, 2021, 2020, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2023	$2,060
2024	1,594
2025	43
Total	$3,697

16. Stock-Based Compensation Expense
The Board of Directors has adopted and the shareholders have approved three stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans ("2010 Plan") was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the Board of Directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP made available 2,893,341 shares of the Company's common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractor's compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan, the 2011 LTIP, and the 2020 LTIP are referred to as the "Stock Plans." The Company does not hold any shares of its own stock as treasury shares. Accordingly, the vesting of restricted stock units and performance stock units and the exercise of stock options result in the issuance of additional new shares of the Company's stock. For fiscal 2022, 2021, and 2020, we recorded stock-based compensation of $3,803, $3,728, and $4,960, respectively.
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
Stock Options
A summary of stock option activity under our Stock Plans for fiscal 2022, 2021, and 2020 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2019	327,439	$8.92
Granted	—	—
Exercised	(159,062)	6.24
Forfeited	(5,361)	18.69
Balance at March 31, 2020	163,016	$12.25
Granted	71,780	14.28
Exercised	(97,156)	6.81
Forfeited	(16,171)	14.28
Expired	(10,068)	$14.73
Balance at March 31, 2021	111,401	$16.53
Granted	—	—
Exercised	(8,100)	12.00
Forfeited	(9,742)	14.28
Expired	(4,322)	16.30
Balance at March 31, 2022	89,237	$17.20
For fiscal 2022, 2021, and 2020 the intrinsic value of stock option exercises was $60, $646, and $3,240, respectively. As of March 31, 2022, there was no unrecognized expense related to unvested stock option awards.
The following table summarizes information about stock options outstanding as of March 31, 2022:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2022	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2022
$14.28	45,867	8.2	14.28	$88,065	—	8.2	—	—
$19.64	28,499	4.8	19.64	—	28,499	4.8	19.64	—
$21.52	14,871	0.3	21.52	—	14,871	0.3	21.52	—
$14.28 - $21.52	89,237	5.8	$17.20	$88,065	43,370	5.8	$20.28	$—
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $16.20 as of March 31, 2022, which would have been received by the option holders had all option holders exercised as of that date.
Stock options are valued by using a Black-Scholes-Merton option pricing model. We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk-free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The expected life was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.
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
During fiscal 2015, we established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2022, 2021, and 2020 we issued 32,136, 52,098 and 26,608 fully vested common shares which had a total fair value of $570, $712, and $660 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2022, there were no outstanding restricted stock awards.
The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2022, 2021, and 2020.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2019	237,025	$21.26
Granted	122,747	22.17
Released	(117,216)	20.39
Forfeited	(5,850)	21.81
Balance of unvested units at March 31, 2020	236,706	$22.14
Granted	222,679	13.75
Released	(115,504)	21.33
Forfeited	(39,357)	16.95
Balance of unvested units at March 31, 2021	304,524	$12.96
Granted	139,242	17.62
Released	(125,089)	19.42
Forfeited	(24,524)	14.81
Balance of unvested units at March 31, 2022	294,153	$16.26
Based on our closing stock price of $16.20, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2022 was $4,765. Total unrecognized expense related to unvested restricted stock awards was approximately $2,905 as of March 31, 2022. We anticipate this expense to be recognized over a weighted average period of approximately 1.6 years.
Performance Stock Units
During fiscal 2022, 2021, and 2020, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $1,689, $1,947 and $2,285, respectively. For the fiscal 2022 awards, the performance indicator for these awards is a combination of stock price and the Company's Adjusted EBITDA. The target number of shares is 37,738 and 57,330 for the stock price awards and Adjusted EBITDA awards, respectively. For those awards utilizing a stock price indicator, the stock price indicator measures our stock price relative to a predetermined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market-based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market-based units will be expensed over three years, whether or not the market condition is met. For those awards utilizing an Adjusted EBITDA indicator, the Adjusted EBITDA indicator establishes the target Adjusted EBITDA for each of the three years ending March 31, 2025. Since these are performance-based stock awards, the Company will make estimates of periodic expense until the Adjusted EBITDA target is known and the expense for actual number of shares earned is determinable.
During fiscal 2022 and 2021, certain Adjusted EBITDA-based performance stock awards that were scheduled to vest did not meet the minimum Adjusted EBITDA indicator. Accordingly, 67,220 and 130,835 of previously outstanding performance stock units were forfeited during fiscal 2022 and 2021, respectively. There were no such awards in fiscal 2020.
For performance stock units, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2022.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2020	92,394	—	184,788
Fiscal 2021	136,350	—	272,700
Fiscal 2022	95,068	—	190,136
    In fiscal 2022, 2021 and 2020, the performance objectives for 91,164, 4,476 and 79,144 awards, respectively, were earned.
    At March 31, 2022, there was $1,783 in stock compensation that remained to be expensed, which will be recognized over a period of 1.3 years.

17. Other Income/(Expense)
Other expense consisted of the following:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Foreign currency transaction gain/(loss)	$(2,377)	$1,094	$(143)
Gain/(loss) on foreign exchange forwards	441	(811)	(437)
Gain/(loss) on investments from deferred compensation plan	(285)	1,635	(498)
Other income/(expense)	(1,944)	217	(480)
Total	$(4,165)	$2,135	$(1,558)

18. Income Taxes
Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Current provision:
Federal provision	$634	$(4,662)	$(759)
Foreign provision	8,907	6,098	9,359
State provision	441	197	279
Deferred provision:
Federal deferred benefit	(231)	(1,963)	(796)
Foreign deferred benefit	(1,396)	(1,084)	(2,895)
State deferred benefit	(22)	(107)	(46)
Total provision for income taxes	$8,333	$(1,521)	$5,142
    Deferred income tax assets and liabilities were as follows:

	March 31,
	2022	2021
Deferred tax assets:
Accrued liabilities and reserves	$5,483	$5,428
Stock option compensation	736	593
Foreign deferred benefits	1,626	1,954
Net operating loss carry-forward	801	1,224
Inventories	415	383
Interest limitation	94	204
Capitalized transaction costs	95	119
Foreign tax credit carry forward	214	721
Valuation allowance	(248)	(282)
Total deferred tax assets	$9,216	$10,344
Deferred tax liabilities:
Intangible assets	$(5,969)	$(5,959)
Intangible and other - foreign	(14,139)	(16,789)
Property, plant and equipment	(4,277)	(4,969)
Prepaid expenses	(205)	(227)
Unrealized loss on hedge	(18)	—
Undistributed foreign earnings	(1,340)	(820)
Total deferred tax liabilities	$(25,948)	$(28,764)
Net deferred tax liability	$(16,732)	$(18,420)
The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic and foreign deferred tax assets, net of valuation allowance reserves.
    The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
U.S.	$4,240	$(15,818)	$(8,603)
Non-U.S.	24,185	15,174	25,681
Income from continuing operations	$28,425	$(644)	$17,078
The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Notional U.S. federal income tax expense at statutory rate	$5,969	$(135)	$3,586
Adjustments to reconcile to the income tax provision:
Impact of U.S. global intangible taxes and benefits	(210)	(1,859)	926
U.S. net operating loss carry-back rate difference	—	(1,470)	—
South Africa divestiture	—	526	—
Rate difference-international subsidiaries	1,223	513	1,181
Withholding on Canadian intercompany dividend	301	—	—
Impact on deferred tax liability for statutory rate change	74	332	(1,231)
Undistributed foreign earnings	713	359	259
U.S. state income tax provision, net	451	48	143
Charges/(benefits) related to uncertain tax positions	77	79	(408)
Non-deductible charges	150	239	349
Change in valuation allowance	34	(475)	152
Other, net	(449)	322	185
Provision for income taxes	$8,333	$(1,521)	$5,142
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
    Consistent with provisions allowed under the Tax Act, the net $4,007 calculated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019. At March 31, 2022, $2,187 of the Transition Tax liability is included in “Other non-current liabilities” in the consolidated balance sheets.
Given the Tax Act’s significant changes and the opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  At March 31, 2022 we have accrued $1,340 as an additional deferred tax liability associated with the future repatriation of earnings from jurisdictions that withhold taxes on foreign paid dividends.
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
    As of March 31, 2022, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $3,072. Of this amount, $657 may be carried forward indefinitely. As of March 31, 2022, the tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject.
    At March 31, 2022, reserves for uncertain tax position consisted of uncertain tax positions related to the final Transition Tax that we determined could be overturned if the calculations were examined by tax authorities. The reserves for the Transition Tax will remain subject to examination until January 2025. No reserves are expected to be released within twelve months. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Beginning balance	$808	$729
Release of reserve	—	—
Interest and penalties on prior reserves	77	79
Reserve for uncertain income taxes - included in "Other non-current liabilities"	$885	$808
19. Segment Information
    We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. We report the results of our THS product line in all four reportable segments, and the results of our TPS product line in the US-LAM and Canada reportable segments. Each of our reportable segments serves a similar class of customers, including engineering, procurement and construction companies, international and regional oil companies, gas companies, commercial sub-contractors, electrical component distributors and direct sales to existing plant or industrial applications. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Sales to External Customers:
United States and Latin America	$154,187	$95,441	$155,465
Canada	115,442	90,853	128,364
Europe, Middle East and Africa	54,737	54,219	53,762
Asia-Pacific	31,308	35,668	45,895
	$355,674	$276,181	$383,486
Inter-segment Sales:
United States and Latin America	$40,169	$40,793	$48,891
Canada	11,629	7,272	4,764
Europe, Middle East and Africa	1,683	2,003	2,890
Asia-Pacific	1,325	1,221	991
	$54,806	$51,289	$57,536
Depreciation Expense:
United States and Latin America	$5,729	$6,290	$6,304
Canada	5,117	4,454	3,462
Europe, Middle East and Africa	390	341	551
Asia-Pacific	179	192	185
	$11,415	$11,277	$10,502
Amortization of Intangibles:
United States and Latin America	$1,145	$1,464	$5,752
Canada	7,472	7,301	9,665
Europe, Middle East and Africa	94	453	1,292
Asia-Pacific	79	227	1,064
	$8,790	$9,445	$17,773
Income/(Loss) from Operations:
United States and Latin America	$9,699	$(9,490)	$6,346
Canada	22,913	15,242	24,946
Europe, Middle East and Africa	6,974	3,181	1,196
Asia-Pacific	4,559	3,917	6,628
Unallocated:
Public company costs	(1,937)	(1,716)	(1,493)
Stock compensation	(3,803)	(3,728)	(4,960)
	$38,405	$7,406	$32,663

	March 31, 2022	March 31, 2021
Fixed Assets:
United States and Latin America	$31,919	$36,155
Canada	30,686	32,583
Europe, Middle East and Africa	2,796	3,141
Asia-Pacific	638	751
	$66,039	$72,630
Total Assets:
United States and Latin America	$241,421	$218,699
Canada	296,459	287,907
Europe, Middle East and Africa	67,608	77,798
Asia-Pacific	31,181	33,474
	$636,669	$617,878

    At March 31, 2022 and 2021, non-current deferred tax assets of $7,061 and $7,493 respectively, were applicable to the United States.
    Capital expenditures by geographic area were as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Capital Expenditures:
United States and Latin America	$1,267	$3,075	$5,607
Canada	3,593	4,866	4,221
Europe, Middle East and Africa	288	68	654
Asia-Pacific	72	123	373
	$5,220	$8,132	$10,855

20. Subsequent Events

    No subsequent events have been identified for the fiscal year ended March 31, 2022.

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2022, our internal control over financial reporting is effective.
    KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2022 included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. The report is included in Item 8 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
The Company previously adopted the Thermon Group Holdings, Inc. Executive Severance Plan (the “Severance Plan”), pursuant to which executive officers of the Company, including each of the named executive officers of the Company, are eligible to receive severance benefits in the event of a qualifying termination of employment. On May 24, 2022, the Compensation Committee of the Board of Directors modified the Severance Plan to expand the equity vesting provisions that had previously applied to the Company’s Chief Executive Officer to all participants in the Severance Plan for qualifying terminations of employment following a change in control of the Company. Accordingly, under the Severance Plan, in the event that the employment of a participant is terminated by the Company or its affiliates other than for cause, death, or disability or in the event that a participant terminates his or her employment with the Company or its affiliates for good reason (each as defined in the Severance Plan) within twenty-four (24) months following a change in control, the participant will become 100% vested in any unvested and outstanding equity awards held by the participant at the time of termination, with any unvested equity awards subject to performance-based vesting conditions vesting at the greater of: (i) target and (ii) actual performance through the date of termination. In addition, the Severance Plan was modified to provide that in the event that an acquiror in a change in control transaction does not assume the Company’s outstanding equity awards, such unassumed awards will become 100% vested at the time of change in control, with any performance-based equity awards vesting at the greater of: (i) target and (ii) actual performance through the date of change in control.
The foregoing description of the Severance Plan, as amended, is qualified in its entirety by the full text of the Severance Plan, a copy of which is filed as Exhibit 10.26 hereto and is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Executive Officers
The following table and biographies set forth certain information about our current executive officers (collectively, the "Executive Officers"). The names, positions and ages of the Executive Officers as of May 26, 2022, are listed below. Our Executive Officers are appointed by the Board and serve at the discretion of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any Executive Officer and any other person pursuant to which the officer was selected.

Executive Officer	Title	Age
Bruce Thames	President & Chief Executive Officer	59
Kevin Fox	Senior Vice President, Chief Financial Officer	38
David Buntin	Senior Vice President, Thermon Heat Tracing	52
Thomas Cerovski	Senior Vice President, Global Sales	50
Candace Harris-Peterson	Vice President, Human Resources	43
Mark Roberts	Senior Vice President, Global Engineering and Project Services	61
Roberto Kuahara	Senior Vice President, Global Operations	56
Ryan Tarkington	General Counsel & Corporate Secretary	41
Bruce A. Thames joined Thermon in April 2015 as Executive Vice President and Chief Operating Officer. He was promoted to President and Chief Executive Officer and appointed as a member of the Board on April 1, 2016. Prior to joining Thermon, Mr. Thames was Senior Vice President and Chief Operating Officer of TD Williamson in Tulsa, Oklahoma, a position he held since 2012. TD Williamson manufactures and delivers a portfolio of solutions to the owners and operators of pressurized piping systems for onshore and offshore applications. He joined TD Williamson in 2005 as Vice President, North America and also served as Vice President and General Manager, Eastern Hemisphere from 2010 to 2012. Mr. Thames began his career with Cooper Industries (formerly Intool), where he spent twelve years in various roles within the product engineering, marketing and operations groups. Mr. Thames then joined GE Energy (formerly Dresser Flow Solutions) ("Dresser") and served primarily as the Director of North American Operations and Product Director for Ball Valves globally for Dresser's Valve Group during his tenure from 2002 to 2005. Mr. Thames holds a B.S. in Mechanical Engineering from the University of Texas at Austin. Mr. Thames brings extensive leadership skills, international acumen, product innovation, operational experience in lean/six sigma and industry knowledge to the Board.
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
Thomas Cerovski joined the Company in January 2019 as Senior Vice President, Global Sales, where Mr. Cerovski manages the Company's profit and loss business units and commercial organization. Prior to joining the Company, from 2018 until 2019, Mr. Cerovski was the Senior Vice President, Global Sales and Business Development for Trojan Battery Company, a leading manufacturer of deep-cycle batteries. From 2013 through 2018, Mr. Cerovski held various positions at Dover Corporation, a conglomerate manufacturer of industrial products, including Vice President and General Manager, Dispenser Business Unit, and Vice President, Product and Technology Services, Wayne Fueling Systems. Prior to joining Dover Corporation, Mr. Cerovski served for fourteen (14) years in various positions with General Electric Company. Mr. Cerovski began his career at the Nuclear Regulatory Commission. Mr. Cerovski brings more than twenty-five (25) years of energy industry leadership experience in positions ranging from engineering, product management, sales, business development, and business unit management. Mr. Cerovski holds a B.S. from Montana State University, a M.S from Purdue University, and a M.B.A. from George Washington University.
Roberto Kuahara joined the Company in February 2022 as Senior Vice President, Operations. Prior to joining the Company, Mr. Kuahara served as the Vice President of Manufacturing and Supply Chain, Continuous Improvement and EHS of SPM Oil & Gas, Inc., a subsidiary of Caterpillar, Inc. From 2011 to January 2021, Mr. Kuahara held various positions at the oil and gas division of Weir Group plc, including the Divisional Vice President of Operations, Continuous Improvement and EHS until the sale of the oil and gas division to Caterpillar, Inc. in February 2021. Prior to joining the Weir Group plc, Mr.

Kuahara held various positions in the automotive manufacturing industry, including Ford Motor Company, Volkswagen and Dana Corporation when he was resident at Toyota Motor Company. Mr. Kuahara brings over thirty (30) years of experience in global multi-site manufacturing operations. Mr. Kuahara holds a B.S. in Mechanical Engineering from the University of Mackenzie.
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
David Buntin joined the Company in January 2017 as Senior Vice President, Research and Development. In May 2019, Mr. Buntin was promoted to Senior Vice President, Thermon Heat Tracing. Prior to joining the Company, from 2007 to 2016, Mr. Buntin served as Chief Operating Officer and Vice President Engineering for Enovation Controls, Inc., a company that provides instrumentation, displays, controls and fuel systems for natural gas engines and compressors as well as industrial and marine equipment. Before joining Enovation Controls, Inc., from 1998 to 2007, Mr. Buntin served as the Vice President of Engineering and Services for SecureLogix Corporation, a successful high-tech startup providing telephony and voice-over-IP security solutions. Prior to SecureLogix, from 1994 to 1998, Mr. Buntin served in various engineering roles of increasing responsibility with Southwest Research Institute. Mr. Buntin holds a B.S. in electrical engineering from Baylor University and a M.S. in electrical engineering from Texas A&M University.
Candace Harris-Peterson joined the Company in January 2017 as Vice President of Human Resources. Prior to joining the Company, from 2006 to 2016, Ms. Peterson was the Senior Business Partner, Global Sales and Services for TD Williamson, Inc., a global solutions provider to the owners and operators of pressurized piping systems for onshore and offshore applications. Ms. Peterson holds a B.A. in organizational leadership from Chapman University in Orange, California.
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
Information concerning our directors will appear in our proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before June 22, 2022 (the “2021 Proxy Statement”) under the caption “Directors.” Such information is incorporated herein by reference.
Information concerning our Audit, Human Capital Management and Compensation, Finance, and Nominating and Corporate Governance Committees will appear in 2022 Proxy Statement under the caption “Corporate Governance.” Such information is incorporated herein by reference. Our committee charters and corporate governance guidelines are available on our Investor Relations website located at http://ir.thermon.com.
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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2022 is set forth in the table below.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of March 31, 2022. Specifically, the table provides information regarding our stock plans, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	592,455	$17.20	1,085,177
Equity plans not approved by security holders	—	—	—
Total(3)	592,455		1,085,177
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
(3)    At March 31, 2022, the Company had outstanding under the LTIP: (i) 89,237 stock options, with a weighted average exercise price of $17.20, (ii) 294,153 unvested restricted stock units, with a weighted average grant date fair value of $16.26, and (iii) 209,065 performance units (assuming satisfaction of the performance metric at target and 418,130 at maximum), with a weighted average grant date fair value of $20.88.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, located in Austin, Texas, PCAOB ID:185. Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this annual report:
1.    Financial Statements: Included herein at Item 8.
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

4.2
Description of Thermon Group Holdings, Inc.'s Common Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 12, 2019)

10.1
Amended and Restated Credit Agreement, dated September 29, 2021, by and among Thermon Holding Corp., Thermon Canada Inc., the other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 30, 2021)

10.2
Amendment No. 1 to the Amendment and Restated Credit Agreement, dated November 19, 2021, by and among Thermon Holding Corp., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-K filed February 3, 2022)

10.3
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.4
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (filed on April 1, 2011)

10.5
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.6†	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)

10.7†
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)

10.8†
Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.9†
Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 of the registrant filed on February 2, 2011)

10.10†
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

10.11†
Form of Amendment No. 1 to the Manager Equity Agreement among Thermon Group Holdings, Inc. CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.12†	Thermon Group Holdings, Inc. 2012 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2012)

10.13†
Form of Employee Adjusted EBITDA Performance Unit Award Agreement under Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on May 31, 2016)

10.14†
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

10.16†
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

10.20†	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)

10.21†
Transition and Consulting Agreement and General Release, dated December 11, 2020, between Jay Peterson and Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed February 4, 2021)

10.22†
Transition and Consulting Agreement and General Release, dated January 25, 2022, by and between René van der Salm and Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed February 3, 2022)

10.23†
Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K/A filed May 27, 2021)

10.24†
Form of Employee RTSR Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.25†
Form of EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.26†*	Thermon Group Holdings, Inc. Executive Severance Plan, dated May 24, 2022

21.1*	Subsidiaries of Thermon Group Holdings, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Kevin Fox, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Kevin Fox, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders'/Members' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 26, 2022	By:	/s/ Kevin Fox
Kevin Fox
Senior Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
May 26, 2022	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 26, 2022	Chief Financial Officer, Senior Vice President	By:	/s/ Kevin Fox
	(Principal Financial and Principal Accounting Officer)		Kevin Fox

May 26, 2022	Chairman of the Board	By:	/s/ John T. Nesser III
John T. Nesser III

May 26, 2022	Director	By:	/s/ John U. Clarke
John U. Clarke

May 26, 2022	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

May 26, 2022	Director	By:	/s/ Roger L. Fix
Roger L. Fix

May 26, 2022	Director	By:	/s/ Marcus J. George
Marcus J. George

May 26, 2022	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty