Form 10-Q
period 2022-06-30
Thermon Group Holdings, Inc.
filed 2022-08-04
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 33,474,754 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,035	$41,445
Accounts receivable, net of allowances of $2,242 and $2,177 as of June 30, 2022 and March 31, 2022, respectively	94,278	95,305
Inventories, net	86,226	71,650
Contract assets	12,668	19,626
Prepaid expenses and other current assets	12,394	11,786
Income tax receivable	1,967	4,626
Total current assets	$247,568	$244,438
Property, plant and equipment, net of depreciation and amortization of $66,159 and $63,954 as of June 30, 2022 and March 31, 2022, respectively	64,579	66,039
Goodwill	226,495	212,754
Intangible assets, net	103,466	94,908
Operating lease right-of-use assets	10,897	10,534
Deferred income taxes	1,187	1,211
Other long-term assets	7,739	6,785
Total assets	$661,931	$636,669
Liabilities
Current liabilities:
Accounts payable	$38,071	$33,567
Accrued liabilities	21,268	26,971
Current portion of long-term debt	8,695	7,929
Borrowings under revolving credit facility	29,000	—
Contract liabilities	10,865	8,010
Lease liabilities	3,664	3,624
Income taxes payable	1,120	897
Total current liabilities	$112,683	$80,998
Long-term debt, net	112,554	120,431
Deferred income taxes	16,787	17,943
Non-current lease liabilities	9,833	9,659
Other non-current liabilities	8,822	8,434
Total liabilities	$260,679	$237,465
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,468,134 and 33,364,722 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	235,190	234,549
Accumulated other comprehensive loss	(44,056)	(38,906)
Retained earnings	210,085	203,528
Total equity	$401,252	$399,204
Total liabilities and equity	$661,931	$636,669
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Sales	$95,442	$71,155
Cost of sales	58,217	44,617
Gross profit	37,225	26,538
Operating expenses:
Selling, general and administrative expenses	24,403	21,401
Deferred compensation plan expense/(income)	(660)	332
Amortization of intangible assets	2,268	2,236
Restructuring and other charges/(income)	—	(414)
Income/(loss) from operations	11,214	2,983
Other income/(expenses):
Interest expense, net	(835)	(2,165)
Other income/(expense)	(916)	66
Income/(loss) before provision for income taxes	9,463	884
Income tax expense/(benefit)	2,907	1,224
Net income/(loss)	$6,556	$(340)
Comprehensive income/(loss):
Net income/(loss)	$6,556	$(340)
Foreign currency translation adjustment	(5,152)	4,302
Other miscellaneous income/(loss)	2	(64)
Comprehensive income/(loss)	$1,406	$3,898
Net income/(loss) per common share:
Basic	$0.20	$(0.01)
Diluted	0.20	(0.01)
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,399,868	33,259,804
Diluted	33,567,284	33,259,804

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in Thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to employees	30,352	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,766	—	—	—	—	—
Stock compensation expense	—	—	1,193	—	—	1,193
Repurchase of employee stock units on vesting	—	—	(552)	—	—	(552)
Net income/(loss)	—	—	—	6,556	—	6,556
Foreign currency translation adjustment	—	—	—	—	(5,152)	(5,152)
Other	—	—	—	1	2	3
Balances at June 30, 2022	33,468,134	$33	$235,190	$210,085	$(44,056)	$401,252

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,436	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	97
Issuance of common stock as deferred compensation to employees	23,858	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	42,326	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,368	—	—	—	—	—
Stock compensation expense	—	—	1,178	—	—	1,178
Repurchase of employee stock units on vesting	—	—	(548)	—	—	(548)
Net income/(loss)	—	—	—	(340)	—	(340)
Foreign currency translation adjustment	—	—	—	—	4,302	4,302
Other	—	—	—	—	(64)	(64)
Balances at June 30, 2021	33,307,460	$33	$232,049	$183,096	$(31,681)	$383,497

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating activities
Net income/(loss)	$6,556	$(340)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,895	5,291
Amortization of deferred debt issuance costs	77	223
Stock compensation expense	1,193	1,178
Deferred income taxes	(682)	491
Reserve for uncertain tax positions, net	19	19
(Gain)/Loss on long-term cross currency swap	—	61
Remeasurement (gain)/loss on intercompany balances	(414)	(1,493)
Loss on sale of business, net of cash surrendered	—	311
Changes in operating assets and liabilities:		0
Accounts receivable	1,323	1,209
Inventories	(9,830)	39
Contract assets	8,829	(3,456)
Other current and non-current assets	(531)	(691)
Accounts payable	3,485	2,501
Accrued liabilities and non-current liabilities	(5,977)	(1,628)
Income taxes payable and receivable	2,917	(1,238)
Net cash provided by/(used in) operating activities	$11,860	$2,477
Investing activities
Purchases of property, plant and equipment	(1,617)	(873)
Sale of rental equipment	63	21
Cash paid for acquisitions, net of cash acquired	(35,339)	—
Net cash provided by/(used in) in investing activities	$(36,893)	$(852)
Financing activities
Proceeds from revolving credit facility	32,000	7,959
Payments on long-term debt and revolving credit facility	(8,654)	(8,759)
Proceeds from exercise of stock options	—	97
Repurchase of employee stock units on vesting	(552)	(548)
Payments on finance leases	(31)	(40)
Net cash provided by/(used in) financing activities	$22,763	$(1,291)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,031	604
Change in cash, cash equivalents and restricted cash	(1,239)	938
Cash, cash equivalents and restricted cash at beginning of period	43,931	42,450
Cash, cash equivalents and restricted cash at end of period	$42,692	$43,388

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

1. Basis of Presentation
Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are one of the largest providers of highly engineered industrial process heating solutions for process industries. We offer a full suite of products (heating units, heating cables, temporary power solutions, tubing bundles, industrial heating blankets and chillers), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects.
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022 ("fiscal 2022"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at June 30, 2022 and March 31, 2022, and the results of our operations for the three months ended June 30, 2022 and 2021. Certain prior year amounts have been reclassified to conform with the current year's presentation.
Impact of the COVID-19 Pandemic and General Economic Environment
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may continue to negatively impact, global demand for our products and services. We are still experiencing effects of lockdowns in Asia and Australia, which are impacting our results in our Asia-Pacific ("APAC") segment. The effect of loosening pandemic restrictions outside of APAC, along with pent-up demand from periods of stagnant lockdown and uncertainty have combined to strengthen customer demand from most regions we serve, especially in North America. During periods of the pandemic we have experienced, and may experience in the future, a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that has in the past, and may in the future, materially and negatively impact our business, financial condition, results of operation and overall financial performance. We have experienced increased costs across our global supply chain as we focus on meeting growing demand from our customers. In certain circumstances, we have had issues with a lack of availability of certain raw materials as well as increases in costs of our raw materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. We continue to monitor the pandemic restrictions and other effects the pandemic may have on our business.
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (the “CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential layoffs of employees.
We recorded no transactions related to CEWS for the three months ended June 30, 2022. We recorded $701 to "Cost of sales" in our condensed consolidated statement of operations for the three months ended June 30, 2021. We recorded $314 to "Selling, general and administrative expenses" in our condensed consolidated statement of operations for the three months ended June 30, 2021. Additionally, we capitalized $0 and $2 in "Inventories, net" at June 30, 2022 and March 31, 2022, respectively. We anticipate no benefit from the CEWS program in the fiscal year ending March 31, 2023 ("fiscal 2023") as the program ended in October 2021.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2022, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be achieved for fiscal 2023.
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

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$40,035	$41,445
Restricted cash included in prepaid expenses and other current assets	2,657	2,486
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$42,692	$43,931
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
Recent Accounting Pronouncements
Business Combinations - In October 2021, the FASB issued Accounting Standards Update, ("ASU") 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022 and early adoption is permitted. We are still evaluating this ASU and will consider early adopting with future acquisitions, if any.
2. Acquisition
Powerblanket
On May 31, 2022 (the "Acquisition Date"), Thermon Holding Corp., as buyer, acquired 100% of the issued and outstanding equity interests of Powerblanket (“Powerblanket”) from Glacier Capital LLC, as seller (the "Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology and portable industrial chillers. The Acquisition increases our exposure to growing industrial and commercial end-markets through its freeze protection, temperature control and flow assurance solutions. We have integrated Powerblanket into our United States and Latin America ("US-LAM") reportable segment. From the period May 31, 2022 to June 30, 2022, Powerblanket contributed $964 in Sales and $(268) in Net income/(loss) to our consolidated operating results.
The initial purchase price for the Acquisition was $35.0 million, subject to an adjustment for net working capital acquired at closing. Subsequent to the Acquisition Date, and commensurate with the purchase agreement, we increased the purchase price by $0.3 million for net working capital acquired. The net working capital will be finalized with the seller within 120 days of the Acquisition Date. As such, the purchase price is subject to change. We financed the acquisition through the use of our revolving credit facility as well as cash on hand. Powerblanket's revenue structure does not result in material contract assets or liabilities.
Acquisition Costs
In accordance with GAAP, costs incurred to complete the Acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees were $403, of which $251 were incurred in the three months ended June 30, 2022. Acquisition costs are reflected in "Selling, general and administrative expenses," in our condensed consolidated statement of operations and comprehensive income/(loss).
Purchase Price Allocation
We have accounted for the Acquisition according to the business combinations guidance found in ASC 805 - Business Combinations, henceforth referred to as acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition date. We used primarily Level 2 inputs to allocate the purchase price to the major categories of assets and liabilities shown below, with the exception of the contract-based intangible asset, which was valued using Level 3 inputs. The carrying values of inventories, property, plant and equipment as well as leased assets approximated their respective fair values. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the Acquisition Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

Purchase Price Allocation
	Amortization Period (years)	Fair Value
Accounts receivable		$1,267
Inventories		3,545
Property, plant and equipment		391
Other current assets		290
Other long-term assets		954
Intangibles:
Customer relationships	9.8	3,301
Trademarks	9.8	3,397
Contract-based	5.0	1,280
Developed technology	15.8	5,189
Goodwill		18,585
Total fair value of assets acquired		$38,199
Accounts payable		(1,022)
Accrued liabilities		(637)
Other liabilities		(1,201)
Total fair value of liabilities acquired		$(2,860)
Purchase Price		$35,339
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of acquisition and other related costs of $286 for the three months ended June 30, 2022.

	Three Months Ended June 30, 2022	Three Months Ended June, 30, 2021
Sales	$97,324	$73,635
Net Income/(loss)	6,162	(295)
3. Fair Value Measurements
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2022 and March 31, 2022, no assets or liabilities were valued using Level 3 criteria.

Information about our long-term debt that is not measured at fair value is as follows:

	June 30, 2022		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Deferred compensation plan assets	$5,799	$5,799	$5,391	$5,391	Level 1 - Active Markets
Foreign currency contract forwards assets	9	9	105	105	Level 2 - Market Approach
Financial Liabilities
Outstanding borrowings from revolving line of credit	$29,000	$29,000	$—	$—	Level 1 - Active Markets
Outstanding principal amount of senior secured credit facility	121,837	121,228	129,000	128,355	Level 2 - Market Approach
Deferred compensation plan liabilities	5,222	5,222	4,837	4,837	Level 1 - Active Markets
Foreign currency contract forwards liabilities	55	55	—	—	Level 2 - Market Approach
At June 30, 2022 and March 31, 2022, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to purchase price accounting
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the condensed consolidated balance sheets at June 30, 2022 and March 31, 2022 were $5,799 and $5,391, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $5,222 and $4,837 included in “Other long-term liabilities” in the condensed consolidated balance sheets at June 30, 2022 and March 31, 2022, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $(660) and $332 for the three months ended June 30, 2022 and 2021, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses and (gains) on investments were $637 and $(326), respectively, for the three months ended June 30, 2022 and 2021, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income and expense" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2022 and March 31, 2022, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2022	March 31, 2022
Canadian Dollar	$900	$4,000
South Korean Won	2,500	2,250
Mexican Peso	1,000	—
Australian Dollar	400	1,000
Chinese Renminbi	500	—
Total notional amounts	$5,300	$7,250
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(296) and of $(294) in the three months ended June 30, 2022 and 2021, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2022 and 2021, our net foreign currency transactions resulted in losses of $(359) and $(284), respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2023 charges/(income)
No activity was recorded for the three months ended June 30, 2022.
Fiscal 2022 charges/(income)
We recorded $(103) for severance-related activity in our Canadian segment, which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income/(loss). Additionally, we recorded $(311) in cash receipts related to receivables existing prior to the sale of our South Africa business, which was completed in fiscal 2021.
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
United States and Latin America	$—	$(46)
Canada	—	(186)
Europe, Middle East and Africa	—	(182)
Asia-Pacific	—	—
	$—	$(414)
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
The reconciliations of the denominators used to calculate basic and diluted net income/(loss) per common share for the three months ended June 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Basic net income/(loss) per common share
Net income/(loss)	$6,556	$(340)
Weighted-average common shares outstanding	33,399,868	33,259,804
Basic net income/(loss) per common share	$0.20	$(0.01)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Diluted net income/(loss) per common share
Net income/(loss)	$6,556	$(340)
Weighted-average common shares outstanding	33,399,868	33,259,804
Common share equivalents:
Stock options	—	—
Restricted and performance stock units	167,416	—
Weighted average shares outstanding – dilutive (1)	33,567,284	33,259,804
Diluted net income/(loss) per common share(2)	$0.20	$(0.01)
(1) For the three months ended June 30, 2022 and 2021, 179,882 and 65,854 equity awards, respectively, were not included in the calculation of diluted net income/(loss) per common share, as they would have had an anti-dilutive effect.
(2) As the Company incurred a net loss for the three months ended June 30, 2021, there was no dilutive effect on net loss per common share as common share equivalents are antidilutive. Therefore, both basic and diluted net loss per common share were $(0.01) for the three months ended June 30, 2021.
6. Inventories
Inventories consisted of the following:

	June 30, 2022	March 31, 2022
Raw materials	$49,422	$41,389
Work in process	5,296	6,294
Finished goods	33,880	25,802
	88,598	73,485
Valuation reserves	(2,372)	(1,835)
Inventories, net	$86,226	$71,650

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of June 30, 2022 is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2022	$62,725	$122,318	$19,087	$8,624	$212,754
Goodwill acquired(1)	18,585	—	—	—	18,585
Foreign currency translation impact	—	(3,702)	(1,142)	—	(4,844)
Balance as of June 30, 2022	$81,310	$118,616	$17,945	$8,624	$226,495
(1) - Refer to Note 2, "Acquisition" for more information on the goodwill acquired through our recent acquisition.
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
In the fourth quarter of fiscal 2022, we identified the disruptions to our business from the ongoing Russo-Ukrainian war as an indicator of potential impairments in our EMEA reporting unit. We performed our annual goodwill, intangible and tangible impairment assessments including our indefinite life trademarks. Based on the goodwill impairment assessment, there was no impairment of goodwill, intangible or tangible assets or our indefinite life trademarks as of the respective reporting periods. If overall economic conditions, our key end markets, or factors specific to the Company deteriorate significantly, it could negatively impact the Company's future impairment tests. We will continue to monitor our reporting units' goodwill and asset valuations and test for potential impairments.
Separately, we added $18,585 of goodwill as part of our recent acquisition, which is discussed further in Note 2, "Acquisition." The newly-acquired goodwill is allocated to our US-LAM segment. We believe the goodwill acquired represents synergies from combining operations in addition to the already identifiable assets. We anticipate being able to deduct goodwill for tax purposes.
No triggering events were identified during the three-month period ended June 30, 2022 which would indicate that the fair value of any of our reporting units was less than its carrying amount.
Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2022	Accumulated Amortization	Net Carrying Amount at June 30, 2022	Gross Carrying Amount at March 31, 2022	Accumulated Amortization	Net Carrying Amount at March 31, 2022
Products	$64,651	$(30,170)	$34,481	$66,669	$(29,445)	$37,224
Trademarks	47,736	(1,601)	46,135	45,222	(1,517)	43,705
Developed technology	14,933	(5,960)	8,973	9,946	(5,933)	4,013
Customer relationships	114,753	(102,571)	12,182	113,413	(103,900)	9,513
Certifications	444	—	444	453	—	453
Contract-based	1,280	(29)	1,251	—	—	—
Total	$243,797	$(140,331)	$103,466	$235,703	$(140,795)	$94,908

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2022	March 31, 2022
Accrued employee compensation and related expenses	$11,901	$16,235
Accrued interest	304	277
Customer prepayments	71	405
Warranty reserves	780	557
Professional fees	2,563	2,540
Sales taxes payable	2,440	2,758
Other(1)	3,209	4,199
Total accrued current liabilities	$21,268	$26,971
(1) - Included in Other are accrued warranty-related costs of $1,746 and $2,523, respectively, associated with the operational execution of a US-LAM project that was completed previously.
9. Debt
Long-term debt consisted of the following:

	June 30, 2022	March 31, 2022
Variable Rate Term Loan A due September 2026 net of deferred debt issuance costs of $588 and $640 as of June 30, 2022 and March 31, 2022, respectively	$121,249	$128,360
Less current portion	(8,695)	(7,929)
Total long-term debt	$112,554	$120,431
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
Debt Issuance Costs
We incurred fees to third parties in connection with our entry into the Credit Agreement described above. The debt issuance costs of $1,265 were capitalized and will be amortized over the life of the Credit Agreement. Additionally, we recognized a loss on debt extinguishment of $2,569, which was recorded to Other income/(expense) on our condensed consolidated statements of operations and comprehensive income/(loss).
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of June 30, 2022, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
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
    At June 30, 2022, we had $29,000 in outstanding borrowings under the Revolving Credit Facility. We drew down on the Revolving Credit Facility in the ordinary course of business in the amount of $32,000 and paid back $3,000 during the three months ended June 30, 2022. We had $69,048 of available borrowing capacity thereunder after taking into account the borrowing base and $1,952 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of June 30, 2022. The Term Loans bear interest at the LIBOR rate or CDOR rate, as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on June 30, 2022 were 3.25% for the Canadian Term Loan Facility, and 2.44% for both the U.S. Term Loan Facility and U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2022, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
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
Letters of Credit and Bank Guarantees
At June 30, 2022, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $9,610. Of this amount, $1,207 is secured by cash deposits at the Company’s financial institutions and an additional $1,952 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. In addition to the arrangements totaling $9,610, our Indian subsidiary also has $4,601 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
11. Revenue
Disaggregation of Revenue
    We disaggregate our revenue from contracts with customers by geographic location, as well as revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Revenue recognized at a point-in-time based on when control goes over to the customer is generally related to our product sales. Point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.
    Disaggregation of revenues from contracts with customers for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$23,116	$22,477	$45,593	$13,755	$8,901	$22,656
Canada	25,131	7,064	32,195	19,096	6,335	25,431
Europe, Middle East and Africa	5,907	4,129	10,036	6,446	8,488	14,934
Asia-Pacific	4,632	2,986	7,618	4,708	3,426	8,134
Total revenues	$58,786	$36,656	$95,442	$44,005	$27,150	$71,155
Performance Obligations
    At June 30, 2022, revenues associated with our open performance obligations totaled $165,047, representing our combined backlog and deferred revenue. Within this amount, approximately $36,596 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.
Contract Assets and Liabilities
    As of June 30, 2022 and March 31, 2022, contract assets were $12,668 and $19,626, respectively. There were no losses recognized on our contract assets for the three months ended June 30, 2022 and 2021. As of June 30, 2022 and March 31, 2022, contract liabilities were $10,865 and $8,010, respectively. The majority of contract liabilities at March 31, 2022 will be recognized as revenue in fiscal 2023. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
Our effective income tax rate, after discrete tax events, was a 30.7% provision against income before taxes for the three months ended June 30, 2022 and a provision of 138.5% against income before taxes for the three months ended June 30, 2021. During the three months ended June 30, 2022, the Company recorded a discrete tax expense of $376 related to the foreign exchange impact of estimated withholding taxes in its Russian subsidiary. During the three months ended June 30, 2021, the Company recorded a discrete tax expense of $945 related to an increase in withholding tax rate in its Russian subsidiary. The Company estimates that its effective tax rate will be approximately 26.0% for fiscal year 2023, before discrete tax events. The estimated effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax.
    As of June 30, 2022, we have established a long-term liability for uncertain tax positions in the amount of $904. As of June 30, 2022, the tax years for the fiscal years ended March 31, 2017 through March 31, 2022 remain open to examination by the major taxing jurisdictions to which we are subject.
13. Segment Information
    We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Sales to External Customers:
United States and Latin America	$45,593	$22,656
Canada	32,195	25,431
Europe, Middle East and Africa	10,036	14,934
Asia-Pacific	7,618	8,134
	$95,442	$71,155
Inter-Segment Sales:
United States and Latin America	$6,214	$10,697
Canada	3,406	2,769
Europe, Middle East and Africa	2,686	412
Asia-Pacific	1,473	304
	$13,779	$14,182
Depreciation Expense:
United States and Latin America	$1,346	$1,484
Canada	1,152	1,420
Europe, Middle East and Africa	93	105
Asia-Pacific	36	46
	$2,627	$3,055
Amortization Expense:
United States and Latin America	$400	$295
Canada	1,835	1,906
Europe, Middle East and Africa	21	24
Asia-Pacific	12	11
	$2,268	$2,236
Income/(Loss) from Operations:
United States and Latin America	$11,553	$(2,645)
Canada	4,076	4,031
Europe, Middle East and Africa	(2,641)	2,170
Asia-Pacific	(63)	1,108
Unallocated:
Stock compensation	(1,193)	(1,178)
Public company costs	(518)	(503)
	$11,214	$2,983

	June 30, 2022	March 31, 2022
Property, Plant and Equipment, Net:
United States and Latin America	$31,363	$31,919
Canada	29,829	30,686
Europe, Middle East and Africa	2,846	2,796
Asia-Pacific	541	638
	$64,579	$66,039
Total Assets:
United States and Latin America	$266,692	$241,421
Canada	293,328	296,459
Europe, Middle East and Africa	70,224	67,608
Asia-Pacific	31,687	31,181
	$661,931	$636,669
Capital expenditures for our reportable segments were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Capital Expenditures:
United States and Latin America	$243	$318
Canada	1,285	528
Europe, Middle East and Africa	81	25
Asia-Pacific	8	2
	$1,617	$873
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2022 and 2021 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three-month periods ended June 30, 2022 and 2021 as “YTD 2023” and “YTD 2022,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include, but are not limited to, statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions revenue, from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of a global pandemic, including the current pandemic (COVID-19 and its variants); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. and Canadian governments and European Union; (xxxi) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxii) climate change and related regulation of greenhouse gases and (xxxiii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2022 and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil and gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions, tubing bundles, industrial heating blankets and chillers), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our eight manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil and gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2023 and YTD 2022, approximately 57% and 68%, respectively, of our revenues were generated from outside of the United States.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point in time based on when control goes over to the customer is generally related to our product sales. Point in time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at June 30, 2022 was $165.0 million, as compared to $156.2 million at March 31, 2022. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales primarily includes the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Raw material costs have been stable in the past; however, we face challenges from time to time with temporary shortages related to the global supply chain issues driven by the COVID-19 pandemic in certain raw materials as well as an increase in costs of these materials due to use of alternate suppliers, higher freight costs, increased lead times, expedited shipping and other inflationary factors. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
Operating expenses. Our selling, general and administrative expenses are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, plus other sales related expenses as well as other costs related to research and development, insurance, professional fees, the global integrated business information system, and provisions for bad debts. In addition, our deferred compensation expense includes a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. The expense/income associated with our deferred compensation plan is titled "Deferred compensation plan expense/(income)" on our condensed consolidated statements of operations and comprehensive income/(loss).
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on May 26, 2022 and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:
•Impact of product mix. Typically, our customers require our products as well as our engineering and construction services. The level of service and construction needs affect the profit margin for each type of revenue. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating products, for which we recognize revenue at a point in time. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.
We estimate that Over time and Point in time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended June 30,
	2022	2021
Over time	38%	38%
Point in time	62%	62%
Our Over time revenue includes (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.
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
Point in time revenue represents goods transferred to customers at a point in time and is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment.
•Timing of large projects. Our results of operations in recent years have been impacted by the various construction phases of large projects. We are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest projects may generate revenue for several quarters. In the early stages of a large project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers. Therefore, we typically provide a mix of products and services during each phase of a large project, and our margins may fluctuate accordingly.
•Cyclicality of end-users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, oil, gas, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Large projects historically have been a substantial source of revenue growth, and large project revenues tend to be more cyclical than maintenance and repair revenues. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. Refer to Note 2, "Acquisition," for more discussion of our recent acquisition.
Recent Developments
On May 31, 2022, our subsidiary Thermon Holding Corp., as buyer, acquired Powerblanket, (“Powerblanket”), from Glacier Capital LLC, as seller (the "Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology, and portable industrial chillers. The purchase price for the acquisition was $35.3 million. Refer to Note 2, "Acquisition" for more information.
The Company has paused new investments in, and new orders for oil and gas customers by, our Russian affiliate. We have begun to resume limited service to select non-oil and gas customers in Russia and customers outside of Russia, and we expect to fulfill our existing agreements while remaining in compliance with applicable laws, including applicable sanctions and trade controls. We continue to assess the impact of the Russo-Ukrainian war on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy.
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may continue to negatively impact, global demand for our products and services. We are still experiencing effects of lockdowns in Asia and Australia, which are impacting our results in our APAC segment. The effect of loosening pandemic restrictions outside of APAC, along with pent-up demand from periods of stagnant lockdown and uncertainty have combined to strengthen customer demand from most regions we serve, especially in North America. During periods of the pandemic we experienced, and we may in the future experience, a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that has in the past, and may in the future, materially and negatively impact our business, financial condition, results of operation and overall financial performance. We continue to monitor the pandemic restrictions and other effects the pandemic may have on our business.

Results of Operations (Three-month periods ended June 30, 2022 and 2021)
The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively, and indicates the amount of change and percentage change between periods.

	Three Months Ended June 30,		Increase/(Decrease)
	(dollars in thousands)
	2022	2021	$	%
Consolidated Statements of Operations Data:
Sales	$95,442	$71,155	$24,287	34%
Cost of sales	58,217	44,617	13,600	30%
Gross profit	37,225	26,538	10,687	40%
Operating expenses:
Selling, general and administrative expenses	24,403	21,401	3,002	14%
Deferred compensation plan expense/(income)	(660)	332	(992)	(299)%
Amortization of intangible assets	2,268	2,236	32	1%
Restructuring and other charges/(income)	—	(414)	414	(100)%
Income/(loss) from operations	11,214	2,983	8,231
Other income/(expenses):
Interest expense, net	(835)	(2,165)	1,330	(61)%
Other income/(expense)	(916)	66	(982)	(1488)%
Income/(loss) before provision for income taxes	9,463	884	8,579	970%
Income tax expense/(benefit)	2,907	1,224	1,683	138%
Net income/(loss)	$6,556	$(340)	$6,896	(2028)%

As a percent of sales:			Change in basis points
Gross profit	39.0%	37.3%	170 bps
Selling, general and administrative expenses	25.6%	30.1%	-450 bps
Income/(loss) from operations	11.7%	4.2%	750 bps
Net income/(loss)	6.9%	(0.5)%	740 bps

Effective tax rate	30.7%	138.5%
Three Months Ended June 30, 2022 (“YTD 2023”) Compared to the Three Months Ended June 30, 2021 (“YTD 2022”)
Revenues. Revenue increased in YTD 2023 compared to YTD 2022 due to strong demand in our US-LAM and Canada segments. US-LAM revenue increased $22.9 million, or 101%. Our recent acquisition of Powerblanket in the US-LAM segment contributed $1.0 million in revenue growth. Canada revenue increased $6.8 million, or 27%. These increases were partly offset by contractions in our EMEA and APAC segments, with decreases in revenue of $(4.9) million, or (33)% and $(0.5) million, or (6)%, respectively. Revenue was negatively impacted in YTD 2023 by foreign exchange impacts of $2.9 million.
Point in time revenue and Over time revenue comprised 62% and 38% of sales in both YTD 2023 and YTD 2022, respectively. Refer to the "Overview" section above for definitions of Point in time and Over time revenue.
Gross profit and margin. Gross profit increased $10.7 million on stronger sales, and was up 170 bps as a percentage of sales. Though we have experienced some temporary supply chain challenges, we have been successful in passing along price increases to our customers which has supported stronger margins relative to YTD 2022. Offsetting greater profitability in YTD 2023, were higher projects costs, including the impacts from a large, one-time project in our US-LAM segment. Gross margin in YTD 2022 was diluted by warranty costs associated with the operational execution of a large project in our US-LAM segment, partly offset by benefit from the Canadian Emergency Wage program.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $3.0 million in YTD 2023 compared to YTD 2022 attributable in part to higher compensation and other costs driven by revenue growth as well as SG&A due to the acquisition of Powerblanket. However, SG&A decreased relative to sales -450 bps, which is attributable to continued cost controls and overall cost discipline.
Deferred compensation plan expense/(income). Deferred compensation plan expense/(income) decreased in YTD 2023 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on related investment assets.
Restructuring and other charges/(income). There were no restructuring charges/(income) in YTD 2023. Refer to Note 4, "Restructuring" for discussion of activity in the prior year.
Amortization of intangible assets. Amortization of intangible assets was relatively flat in YTD 2023 as compared to YTD 2022. Activity within these accounts is driven by periodic straight-line amortization of our acquired intangibles. Because our recent acquisition was affected near the end of YTD 2023, it did not have a significant impact on the amortization in the period.
Interest expense, net. Interest expense, net decreased in YTD 2023 as compared to YTD 2022 due to a lower average interest rate on our outstanding principal, as well as a lower average outstanding principal. Refer to Note 9, "Debt" for more information on our outstanding debt.
Other income/(expense). Other income/(expense) decreased in YTD 2023 primarily due to market fluctuations in our non-qualified deferred compensation plan underlying investments. These unrealized losses on investments are materially offset by deferred compensation plan income as noted above.
    Income taxes. Income tax expense was $2.9 million in YTD 2023 on pre-tax income of $9.5 million compared to income tax expense of $1.2 million in YTD 2022 on pre-tax income of $0.8 million, an increase of $1.7 million in income tax expense. Our effective tax rate was 30.7% and 138.5% in YTD 2023 and YTD 2022, respectively. During YTD 2023, the Company recorded a discrete tax expense of $0.4 million related to the foreign exchange impact of estimated withholding taxes in its Russian subsidiary. During YTD 2022, the Company recorded additional tax expense related to an increase in withholding tax in its Russian subsidiary which contributed to the higher effective tax rate in that period.
Our global anticipated annual effective income tax rate before discrete events was 26.0% and 26.0% for YTD 2023 and YTD 2022, respectively. This estimate is based on a forecast of earnings in all our jurisdictions. The effective income tax rate represents the weighted average of the estimated tax expense over our global income before tax. See Note 12, “Income Taxes,” for additional detail.
Net income/(loss) The change in net income/(loss) is explained by the changes noted above.
Contingencies
    See Note 10, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
At June 30, 2022, we had $40.0 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $11.2 million, or 28%, of these amounts were held in domestic accounts with various institutions and approximately $28.8 million, or 72%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $29.0 million of borrowings outstanding on our revolving credit facility at June 30, 2022.
For fiscal 2023, we expect our capital expenditures to approximate 3.0% to 3.5% of revenue. Additionally, we will be required to pay $8.7 million in principal payments on our long-term debt, as well as $3.7 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt" in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $3.2 million, mostly related to long-term information technology contracts, of which $2.0 million are due within the next twelve months.
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
Finally, we will continue expanding our technology-enabled maintenance solutions, like our recently launched Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services.
These three initiatives will include incremental investments, as evidenced by our investment in our legacy business as well as our recent acquisition of Powerblanket, over a multi-year period, but we expect will result in a more diversified, sustainable and profitable company over time.
Discussion and Analysis of Cash Flows

	Three months ended June 30,
	(dollars in thousands)
	2022	2021	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$11,860	$2,477	$9,383
Investing activities	(36,893)	(852)	(36,041)
Financing activities	22,763	(1,291)	24,054

Free Cash Flow:(1)
Cash provided by operating activities	$11,860	$2,477	$9,383
Less: Cash used for purchases of property, plant, and equipment	(1,617)	(873)	(744)
Plus: Sales of rental equipment	63	21	42
Free Cash Flow	$10,306	$1,625	$8,681
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
Operating Cash Flows
Operating cash flows increased in YTD 2023 as compared to YTD 2022 primarily due to an increase in net income of $6.9 million, as well as a source of cash from working capital accounts of $3.5 million.
Investing Cash Flows
Investing cash flows decreased in YTD 2023 as compared to YTD 2022 mainly due to the acquisition of Powerblanket for $35.3 million on May 31, 2022. Refer to Note 2, "Acquisition" for more information. Additionally, we also increased our capital expenditures by $0.7 million in YTD 2023 as compared to YTD 2022.
Financing Cash Flows
Financing cash flows increased in YTD 2023 versus YTD 2022 primarily due to the drawdown on our Revolving Credit Facility in the amount of $32.0 million, of which we paid back $3.0 million in YTD 2023. The Revolving Credit Facility borrowings were used to acquire Powerblanket, as mentioned above.
Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc. (the “Company”), as a credit party and a guarantor, and its subsidiaries Thermon Holding Corp. (“THC” or the “U.S. Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with THC, the “Borrowers”), as borrowers, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Agent”).
The Credit Agreement is an amendment and restatement of that certain Credit Agreement dated October 30, 2017 by and among Borrowers, the lenders time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Agreement”), and provides for the credit facilities described in Note 9, "Debt" in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report.
We had $29.0 million of borrowings outstanding on our Revolving Credit Facility at June 30, 2022.
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
Free Cash Flow totaled $10.3 million for YTD 2023 as compared to $1.6 million for YTD 2022, the drivers of which are explained above under "Results of Operations."
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during YTD 2023. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed on May 26, 2022 for further details.
Critical Accounting Polices
Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 26, 2022 for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 57% of our YTD 2023 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2023, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.5 million for YTD 2023. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.6 million for YTD 2023. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.1 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of approximately $0.1 million for YTD 2023. A 10% appreciation of the U.S. dollar relative to the Ruble would result in a $0.2 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Ruble would result in a net increase in net income of approximately $0.3 million for YTD 2023.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations were losses of $0.3 million and $0.3 million in YTD 2023 and YTD 2022, respectively.
As of June 30, 2022, we had approximately $5.3 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.

We estimate that our sales were negatively impacted by $2.9 million in YTD 2023 when compared to foreign exchange translation rates that were in effect in YTD 2022. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $5.2 million and gains of $4.3 million in YTD 2023 and YTD 2022, respectively. The comparative decrease in YTD 2023 foreign currency translation gains is primarily due to the weakening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2022. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).
    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the LIBOR and CDOR rate. As of June 30, 2022, we had $121.8 million of outstanding principal under our Term Loan Facilities and $29.0 million in borrowings under the Revolving Credit Facility. The interest rates for borrowings under our term loan A credit facility were 3.25% for our Canadian Term Loan Facility and 2.44% for both the U.S. Term Loan Facility and U.S. Revolving Credit Facility as of June 30, 2022. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.5 million increase or decrease, as applicable, in our annual interest expense.
    Commodity price risk.  We use various commodity-based raw materials in our manufacturing processes. Generally, we acquire such components at market prices and do not typically enter into long-term purchase commitments with suppliers or hedging instruments to mitigate commodity price risk. As a result, we are subject to market risks related to changes in commodity prices and supplies of key components of our products. Raw material costs have been stable historically; however, we have experienced, and may continue to experience, various shortages in certain raw materials as well as an increase in costs of these materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 1.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 26, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Kevin Fox, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 4, 2022	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)