Form 10-Q
period 2022-09-30
Thermon Group Holdings, Inc.
filed 2022-11-03
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 33,493,234 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Dollars in thousands, except share and per share data)

	September 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,866	$41,445
Accounts receivable, net of allowances of $2,116 and $2,177 as of September 30, 2022, and March 31, 2022, respectively	100,557	95,305
Inventories, net	95,014	71,650
Contract assets	12,985	19,626
Prepaid expenses and other current assets	15,191	11,786
Income tax receivable	2,334	4,626
Total current assets	$257,947	$244,438
Property, plant and equipment, net of depreciation and amortization of $66,727 and $63,954 as of September 30, 2022, and March 31, 2022, respectively	61,795	66,039
Goodwill	218,306	212,754
Intangible assets, net	97,197	94,908
Operating lease right-of-use assets	10,657	10,534
Deferred income taxes	819	1,211
Other non-current assets	7,558	6,785
Total assets	$654,279	$636,669
Liabilities
Current liabilities:
Accounts payable	$41,097	$33,567
Accrued liabilities	24,111	26,971
Current portion of long-term debt	9,321	7,929
Borrowings under revolving credit facility	29,000	—
Contract liabilities	12,225	8,010
Lease liabilities	3,358	3,624
Income taxes payable	1,864	897
Total current liabilities	$120,976	$80,998
Long-term debt, net	104,684	120,431
Deferred income taxes	14,571	17,943
Non-current lease liabilities	9,768	9,659
Other non-current liabilities	8,522	8,434
Total liabilities	$258,521	$237,465
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,483,608 and 33,364,722 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	236,407	234,549
Accumulated other comprehensive loss	(61,751)	(38,906)
Retained earnings	221,069	203,528
Total equity	$395,758	$399,204
Total liabilities and equity	$654,279	$636,669
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Sales	$100,557	$81,322	$195,999	$152,477
Cost of sales	54,631	49,601	112,848	94,218
Gross profit	45,926	31,721	83,151	58,259
Operating expenses:
Selling, general and administrative expenses	27,754	23,320	52,157	44,721
Deferred compensation plan expense/(income)	(303)	(14)	(963)	318
Amortization of intangible assets	2,437	2,190	4,705	4,426
Restructuring and other charges/(income)	—	—	—	(414)
Income/(loss) from operations	16,038	6,225	27,252	9,208
Other income/(expenses):
Interest expense, net	(1,408)	(2,022)	(2,243)	(4,187)
Other income/(expense)	(335)	(2,956)	(1,251)	(2,890)
Income/(loss) before provision for income taxes	14,295	1,247	23,758	2,131
Income tax expense/(benefit)	3,311	770	6,218	1,994
Net income/(loss)	$10,984	$477	$17,540	$137
Comprehensive income/(loss):
Net income/(loss)	$10,984	$477	$17,540	$137
Foreign currency translation adjustment	(17,811)	(7,625)	(22,963)	(3,430)
Other miscellaneous income/(loss)	116	51	118	(13)
Comprehensive income/(loss)	$(6,711)	$(7,097)	$(5,305)	$(3,306)
Net income/(loss) per common share:
Basic	$0.33	$0.01	$0.52	$0.00
Diluted	$0.33	$0.01	$0.52	$0.00
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,476,695	33,328,568	33,438,657	33,268,825
Diluted	33,773,475	33,592,824	33,611,291	33,456,577

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to employees	30,352	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,766	—	—	—	—	—
Stock compensation expense	—	—	1,193	—	—	1,193
Repurchase of employee stock units on vesting	—	—	(552)	—	—	(552)
Net income/(loss)	—	—	—	6,556	—	6,556
Foreign currency translation adjustment	—	—	—	—	(5,152)	(5,152)
Other	—	—	—	1	2	3
Balances at June 30, 2022	33,468,134	$33	$235,190	$210,085	$(44,056)	$401,252
Issuance of common stock as deferred compensation to employees	5,544	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	9,930	—	—	—	—	—
Stock compensation expense	—	—	1,251	—	—	1,251
Repurchase of employee stock units on vesting	—	—	(34)	—	—	(34)
Net income/(loss)	—	—	—	10,984	—	10,984
Foreign currency translation adjustment	—	—	—	—	(17,811)	(17,811)
Other	—	—	—	—	116	116
Balances at September 30, 2022	33,483,608	$33	$236,407	$221,069	$(61,751)	$395,758

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,436	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	97
Issuance of common stock as deferred compensation to employees	23,858	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	42,326	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,368	—	—	—	—	—
Stock compensation expense	—	—	1,178	—	—	1,178
Repurchase of employee stock units on vesting	—	—	(548)	—	—	(548)
Net income/(loss)	—	—	—	(340)	—	(340)
Foreign currency translation adjustment	—	—	—	—	4,195	4,195
Other	—	—	—	—	(64)	(64)
Balances at June 30, 2021	33,307,460	$33	$232,049	$183,096	$(31,788)	$383,390
Issuance of common stock as deferred compensation to employees	10,687	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	7,344	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,352	—	—	—	—	—
Stock compensation expense	—	—	1,246	—	—	1,246
Repurchase of employee stock units on vesting	—	—	(14)	—	—	(14)
Net income/(loss)	—	—	—	477	—	477
Foreign currency translation adjustment	—	—	—	—	(7,625)	(7,625)
Other	—	—	(1)	1	51	51
Balances at September 30, 2021	33,333,843	$33	$233,280	$183,574	$(39,362)	$377,525

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Operating activities
Net income/(loss)	$17,540	$137
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,852	10,377
Amortization of deferred debt issuance costs	152	446
Loss on extinguishment of debt	—	2,569
Stock compensation expense	2,444	2,424
Deferred income taxes	(1,749)	24
Reserve for uncertain tax positions, net	20	38
(Gain)/loss on long-term cross currency swap	—	(785)
Remeasurement (gain)/loss on intercompany balances	530	(1,182)
Loss on sale of business, net of cash surrendered	—	308
Changes in operating assets and liabilities:		0
Accounts receivable	(8,577)	(8,359)
Inventories	(22,013)	(2,101)
Contract assets	10,100	(898)
Other current and non-current assets	(3,677)	(1,781)
Accounts payable	7,369	11,386
Accrued liabilities and non-current liabilities	(2,807)	(91)
Income taxes payable and receivable	3,347	(2,061)
Net cash provided by/(used in) operating activities	$12,531	$10,451
Investing activities
Purchases of property, plant and equipment	(3,614)	(2,055)
Sale of rental equipment	103	57
Cash paid for acquisitions, net of cash acquired	(35,299)	—
Net cash provided by/(used in) in investing activities	$(38,810)	$(1,998)
Financing activities
Proceeds from Term Loan A	—	140,425
Proceeds from revolving credit facility	32,000	7,959
Payments on long-term debt and revolving credit facility	(13,441)	(156,634)
Issuance costs associated with revolving line of credit and long term debt	—	(1,210)
Proceeds from exercise of stock options	—	97
Repurchase of employee stock units on vesting	(586)	(562)
Payments on finance leases	(30)	(67)
Net cash provided by/(used in) financing activities	$17,943	$(9,992)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,050)	425
Change in cash, cash equivalents and restricted cash	(9,386)	(1,114)
Cash, cash equivalents and restricted cash at beginning of period	43,931	42,450
Cash, cash equivalents and restricted cash at end of period	$34,545	$41,336

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022 ("fiscal 2022"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at September 30, 2022 and March 31, 2022, and the results of our operations for the three and six months ended September 30, 2022 and 2021. Certain prior year amounts have been reclassified to conform with the current year's presentation.
Impact of the COVID-19 Pandemic and General Economic Environment
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may continue to negatively impact, global demand for our products and services. We are still experiencing effects of lockdowns in certain parts of Asia, which are impacting our results in our Asia-Pacific ("APAC") segment. The effect of loosening pandemic restrictions outside of APAC, along with pent-up demand from periods of stagnant lockdown and uncertainty have combined to strengthen customer demand from most regions we serve, especially in North America. During periods of the pandemic we have experienced, and may experience in the future, a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that has in the past, and may in the future, materially and negatively impact our business, financial condition, results of operation and overall financial performance. We have experienced increased costs across our global supply chain as we focus on meeting growing demand from our customers. In certain circumstances, we have had issues with a lack of availability of certain raw materials as well as increases in costs of our raw materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. We have also had to increase our inventory of certain items to ensure availability in the face of supply chain disruptions. We continue to monitor the pandemic restrictions and other effects the pandemic may have on our business.
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (the “CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential layoffs of employees.
We recorded no transactions related to CEWS for the three and six months ended September 30, 2022. We recorded $547 and $1,248 related to CEWS to "Cost of sales" in our condensed consolidated statement of operations for the three and six months ended September 30, 2021. We recorded $186 and $500 related to CEWS to "Selling, general and administrative expenses" in our condensed consolidated statement of operations for the three and six months ended September 30, 2021. We anticipate no benefit from the CEWS program in the fiscal year ending March 31, 2023 ("fiscal 2023") as the program ended in October 2021.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2022, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be achieved for fiscal 2023.
Restricted Cash and Cash Equivalents

    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in prepaid expenses and other current assets and restricted cash included in other non-current assets reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$31,866	$38,242
Restricted cash included in prepaid expenses and other current assets	2,655	2,745
Restricted cash included in other non-current assets	24	349
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$34,545	$41,336
    Amounts shown in restricted cash included in prepaid expenses and other current assets and other non-current assets represent those required to be set aside by a contractual agreement, which contain cash deposits pledged as collateral on performance bonds and letters of credit. Amounts shown in restricted cash in other non-current assets represent such agreements that require a commitment term longer than one year.
Recent Accounting Pronouncements
Business Combinations - In October 2021, the FASB issued Accounting Standards Update, ("ASU") 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption is permitted. We are still evaluating this ASU and will consider early adoption with future acquisitions, if any.
2. Acquisition
Powerblanket
On May 31, 2022 (the "Acquisition Date"), Thermon Holding Corp., as buyer, acquired 100% of the issued and outstanding equity interests of Powerblanket (“Powerblanket”) from Glacier Capital LLC, as seller (the "Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology and portable industrial chillers. The Acquisition increases our exposure to growing industrial and commercial end-markets through its freeze protection, temperature control and flow assurance solutions. We have integrated Powerblanket into our United States and Latin America ("US-LAM") reportable segment. From the period May 31, 2022 to September 30, 2022, Powerblanket contributed $3,967 in Sales and $(698) in Net income/(loss) to our consolidated operating results.
The initial purchase price for the Acquisition was $35,000, subject to an adjustment for net working capital acquired at closing. Subsequent to the Acquisition Date, and commensurate with the purchase agreement, we increased the purchase price by $299 for net working capital acquired. We financed the Acquisition through the use of our revolving credit facility as well as cash on hand. Powerblanket's revenue structure does not result in material contract assets or liabilities.
Acquisition Costs
In accordance with GAAP, costs incurred to complete the Acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees were $403, of which $251 were incurred in the six months ended September 30, 2022. No acquisition costs were incurred in the three months ended September 30, 2022. Acquisition costs are reflected in "Selling, general and administrative expenses" in our condensed consolidated statement of operations and comprehensive income/(loss).
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

Purchase Price Allocation
	Amortization Period (years)	Fair Value
Accounts receivable		$1,267
Inventories		3,545
Property, plant and equipment		391
Other current assets		290
Other non-current assets		954
Intangibles:
Customer relationships	9.8	3,301
Trademarks	9.8	3,397
Contract-based	5.0	1,280
Developed technology	15.8	5,189
Goodwill		18,620
Total fair value of assets acquired		$38,234
Accounts payable		(1,098)
Accrued liabilities		(637)
Other liabilities		(1,200)
Total fair value of liabilities acquired		$(2,935)
Purchase Price		$35,299
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of acquisition and other related costs of $286 which were incurred in our first fiscal quarter ended June 30, 2022.

in thousands, unaudited	Three Months Ended September 30, 2022	Three Months Ended September, 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September, 30, 2021
Sales	$100,557	$84,401	$197,863	$157,990
Net Income/(loss)	10,984	1,221	17,257	814
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2022 and March 31, 2022, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our recent acquisition of Powerblanket, discussed in Note 2, "Acquisition."
Information about our long-term debt that is not measured at fair value is as follows:

	September 30, 2022		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Deferred compensation plan assets	$5,521	$5,521	$5,391	$5,391	Level 1 - Active Markets
Foreign currency contract forwards assets	—	—	105	105	Level 2 - Market Approach
Financial Liabilities
Outstanding borrowings from revolving line of credit	$29,000	$29,000	$—	$—	Level 1 - Active Markets
Outstanding principal amount of senior secured credit facility	114,539	113,966	129,000	128,355	Level 2 - Market Approach
Deferred compensation plan liabilities	4,938	4,938	4,837	4,837	Level 1 - Active Markets
Foreign currency contract forwards liabilities	46	46	—	—	Level 2 - Market Approach
At September 30, 2022 and March 31, 2022, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to purchase price accounting
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at September 30, 2022 and March 31, 2022 were $5,521 and $5,391, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $4,938 and $4,837 included in “Other non-current liabilities” in the condensed consolidated balance sheets at September 30, 2022 and March 31, 2022, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $(303) and $(14) for the three months ended September 30, 2022 and 2021, respectively, and $(963) and $318 for the six months ended September 30, 2022 and 2021, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses and (gains) on investments were $296 and $20, respectively, for the three months ended September 30, 2022 and 2021, respectively, and $934 and $(306) for the six months ended September 30, 2022 and 2021, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2022 and March 31, 2022, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2022	March 31, 2022
Euro	$1,000	$—
Canadian Dollar	—	4,000
South Korean Won	2,000	2,250
Australian Dollar	—	1,000
Japanese Yen	300	—
Total notional amounts	$3,300	$7,250
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(252) and gains of $41 in the three months ended September 30, 2022 and 2021, respectively, and losses of $(612) and $(225) for the six months ended September 30, 2022 and 2021, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended September 30, 2022 and 2021, our net foreign currency transactions resulted in losses of $(37) and $(350), respectively, and losses of $(333) and $(686) in the six months ended September 30, 2022 and 2021.
4. Restructuring and Other Charges/(Income)
Fiscal 2023 charges/(income)
We have not recorded any restructuring charges/(income) in fiscal 2023.
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
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
United States and Latin America	$—	$—	$—	$(46)
Canada	—	—	—	(186)
Europe, Middle East and Africa	—	—	—	(182)
Asia-Pacific	—	—	—	—
	$—	$—	$—	$(414)
5. Net Income/(Loss) per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income/(loss) per common share for the three and six months ended September 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Basic net income/(loss) per common share
Net income/(loss)	$10,984	$477	$17,540	$137
Weighted-average common shares outstanding	33,476,695	33,328,568	33,438,657	33,268,825
Basic net income/(loss) per common share	$0.33	$0.01	$0.52	$0.00

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Diluted net income/(loss) per common share
Net income/(loss)	$10,984	$477	$17,540	$137
Weighted-average common shares outstanding	33,476,695	33,328,568	33,438,657	33,268,825
Common share equivalents:
Stock options	1,536	—	—	1,667
Restricted and performance stock units	295,244	264,256	172,634	186,085
Weighted average shares outstanding – dilutive (1)	33,773,475	33,592,824	33,611,291	33,456,577
Diluted net income/(loss) per common share	$0.33	$0.01	$0.52	$0.00
(1) For the three months ended September 30, 2022 and 2021, 36,310 and 132,605 equity awards, respectively and for the six months ended September 30, 2022 and 2021, 113,559 and 144,664 equity awards, respectively, were not included in the calculation of diluted net income/(loss) per common share, as they would have had an anti-dilutive effect.
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
6. Inventories
Inventories consisted of the following:

	September 30, 2022	March 31, 2022
Raw materials	$56,347	$41,389
Work in process	5,304	6,294
Finished goods	36,339	25,802
	97,990	73,485
Valuation reserves	(2,976)	(1,835)
Inventories, net	$95,014	$71,650

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of September 30, 2022, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2022	$62,725	$122,318	$19,087	$8,624	$212,754
Goodwill acquired(1)	18,620	—	—	—	18,620
Foreign currency translation impact	—	(10,807)	(2,261)	—	(13,068)
Balance as of September 30, 2022	$81,345	$111,511	$16,826	$8,624	$218,306
(1) - Refer to Note 2, "Acquisition," for more information on the goodwill acquired through our recent acquisition of Powerblanket.
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
In the fourth quarter of fiscal 2022, we identified the disruptions to our business from the ongoing Russo-Ukrainian war as an indicator of potential impairments in our EMEA reporting unit. We performed our annual goodwill, intangible and tangible impairment assessments including our indefinite life trademarks. Based on the goodwill impairment assessment, there was no impairment of goodwill, intangible or tangible assets or our indefinite life trademarks as of the respective reporting periods. If overall economic conditions, our key end markets, or factors specific to the Company deteriorate significantly, it could negatively impact the Company's future impairment tests. We will continue to monitor our reporting units' goodwill and asset valuations and test for potential impairments, as appropriate.
Separately, we added $18,620 of goodwill as part of our recent acquisition of Powerblanket, which is discussed further in Note 2, "Acquisition." The newly acquired goodwill is allocated to our US-LAM segment. We believe the goodwill acquired in this recent acquisition represents synergies from combining operations in addition to the already identifiable assets. We anticipate being able to deduct goodwill for tax purposes.
No triggering events were identified during the three and six month periods ended September 30, 2022 which would indicate that the fair value of any of our reporting units was less than its carrying amount.
Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2022	Accumulated Amortization	Net Carrying Amount at September 30, 2022	Gross Carrying Amount at March 31, 2022	Accumulated Amortization	Net Carrying Amount at March 31, 2022
Products	$60,778	$(29,882)	$30,896	$66,669	$(29,445)	$37,224
Trademarks	46,492	(1,744)	44,748	45,222	(1,517)	43,705
Developed technology	14,648	(5,985)	8,663	9,946	(5,933)	4,013
Customer relationships	111,642	(100,370)	11,272	113,413	(103,900)	9,513
Certifications	431	—	431	453	—	453
Contract-based	1,280	(93)	1,187	—	—	—
Total	$235,271	$(138,074)	$97,197	$235,703	$(140,795)	$94,908

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2022	March 31, 2022
Accrued employee compensation and related expenses	$13,529	$16,235
Accrued interest	381	277
Customer prepayments	30	405
Warranty reserves	964	557
Professional fees	2,443	2,540
Sales taxes payable	2,624	2,758
Other(1)	4,140	4,199
Total accrued current liabilities	$24,111	$26,971
(1) - Included in Other are accrued warranty-related costs of $2,000 and $2,523, respectively, associated with the operational execution of a US-LAM project that was completed previously.
9. Debt
Long-term debt consisted of the following:

	September 30, 2022	March 31, 2022
Variable Rate Term Loan A due September 2026, net of deferred debt issuance costs of $534 and $640 as of September 30, 2022, and March 31, 2022, respectively	$114,005	$128,360
Less current portion	(9,321)	(7,929)
Total long-term debt	$104,684	$120,431
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

Installment Dates	Original Principal Amount
January 1, 2022, through October 1, 2022	1.25%
January 1, 2023, through October 1, 2024	1.88%
January 1, 2025, through July 1, 2026	2.50%
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

Fiscal Quarter Ending	Consolidated Leverage Ratio
September 30, 2021, through September 30, 2022	3.75:1.00
December 31, 2022, and each fiscal quarter thereafter	3.50:1.00
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of September 30, 2022, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
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
    At September 30, 2022, we had $29,000 in outstanding borrowings under the Revolving Credit Facility. We had $69,220 of available borrowing capacity thereunder after taking into account the borrowing base and $1,780 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of September 30, 2022. The Term Loans bear interest at the LIBOR rate or CDOR rate, as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on September 30, 2022 were 4.93% for the Canadian Term Loan Facility, 3.81% for the U.S. Term Loan Facility, and 3.77% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2022, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
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
Letters of Credit and Bank Guarantees
At September 30, 2022, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $15,372. Of this amount, $1,214 is secured by cash deposits at the Company’s financial institutions and an additional $1,780 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. In addition to the arrangements totaling $15,372, our Indian subsidiary also has $4,454 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
11. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, as well as revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Revenue recognized at a point-in-time based on when control transitions to the customer is generally related to our product sales. Point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.

Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$24,749	$22,685	$47,434	$17,115	$13,327	$30,442
Canada	25,656	9,127	34,783	20,036	4,907	24,943
Europe, Middle East and Africa	5,261	4,282	9,543	6,876	9,619	16,495
Asia-Pacific	6,665	2,132	8,797	6,448	2,994	9,442
Total revenues	$62,331	$38,226	$100,557	$50,475	$30,847	$81,322

	Six Months Ended September 30, 2022			Six Months Ended September 30, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$47,865	$45,162	$93,027	$30,870	$22,228	$53,098
Canada	50,787	16,191	66,978	39,132	11,242	50,374
Europe, Middle East and Africa	11,168	8,411	19,579	13,322	18,107	31,429
Asia-Pacific	11,297	5,118	16,415	11,156	6,420	17,576
Total revenues	$121,117	$74,882	$195,999	$94,480	$57,997	$152,477
Performance Obligations
    At September 30, 2022, revenues associated with our open performance obligations totaled $160,764. Within this amount, approximately $19,469 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.
Contract Assets and Liabilities
    As of September 30, 2022 and March 31, 2022, contract assets were $12,985 and $19,626, respectively. There were no losses recognized on our contract assets for the six months ended September 30, 2022 and 2021. As of September 30, 2022 and March 31, 2022, contract liabilities were $12,225 and $8,010, respectively. The majority of contract liabilities at March 31, 2022 will be recognized as revenue in fiscal 2023. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
Our effective income tax rate was 26.2% and 93.6% for the six months ended September 30, 2022 and 2021, respectively. During the six months ended September 30, 2021, the Company recorded discrete tax expenses of $301 related to withholding taxes in Canada and $945 related to an increase in withholding tax rate in our Russian subsidiary.
As of September 30, 2022, we have established a long-term liability for uncertain tax positions in the amount of $921. As of September 30, 2022, the tax years for the fiscal years ended March 31, 2017 through March 31, 2022, remain open to examination by the major taxing jurisdictions.
13. Segment Information
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Sales to External Customers:
United States and Latin America	$47,434	$30,442	$93,027	$53,098
Canada	34,783	24,943	66,978	50,374
Europe, Middle East and Africa	9,543	16,495	19,579	31,429
Asia-Pacific	8,797	9,442	16,415	17,576
	$100,557	$81,322	$195,999	$152,477
Inter-Segment Sales:
United States and Latin America	$11,841	$10,139	$22,742	$20,836
Canada	3,304	2,170	6,656	4,939
Europe, Middle East and Africa	234	430	656	842
Asia-Pacific	433	313	812	617
	$15,812	$13,052	$30,866	$27,234
Depreciation Expense:
United States and Latin America	$1,240	$1,451	$2,587	$2,935
Canada	1,148	1,303	2,300	2,723
Europe, Middle East and Africa	96	98	189	203
Asia-Pacific	35	44	71	90
	$2,519	$2,896	$5,147	$5,951
Amortization Expense:
United States and Latin America	$599	$295	$999	$590
Canada	1,795	1,860	3,630	3,766
Europe, Middle East and Africa	20	24	42	48
Asia-Pacific	23	11	34	22
	$2,437	$2,190	$4,705	$4,426
Income/(Loss) from Operations:
United States and Latin America	$6,163	$750	$17,716	$(1,895)
Canada	8,700	3,793	12,776	7,824
Europe, Middle East and Africa	1,079	2,268	(1,562)	4,438
Asia-Pacific	1,809	1,317	1,746	2,425
Unallocated:
Stock compensation	(1,251)	(1,246)	(2,444)	(2,424)
Public company costs	(462)	(657)	(980)	(1,160)
	$16,038	$6,225	$27,252	$9,208

	September 30, 2022	March 31, 2022
Property, Plant and Equipment, Net:
United States and Latin America	$31,069	$31,919
Canada	27,597	30,686
Europe, Middle East and Africa	2,600	2,796
Asia-Pacific	529	638
	$61,795	$66,039
Total Assets:
United States and Latin America	$277,037	$241,421
Canada	281,822	296,459
Europe, Middle East and Africa	64,655	67,608
Asia-Pacific	30,765	31,181
	$654,279	$636,669
Capital expenditures for our reportable segments were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Capital Expenditures:
United States and Latin America	$1,180	$322	$1,423	$640
Canada	715	739	2,000	1,267
Europe, Middle East and Africa	51	106	132	131
Asia-Pacific	51	15	59	17
	$1,997	$1,182	$3,614	$2,055
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2022 and 2021 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2022 and 2021 as "Interim 2023" and "Interim 2022," respectively. Accordingly, we refer to the six-month periods ended September 30, 2022 and 2021 as “YTD 2023” and “YTD 2022,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) the outbreak of a global pandemic, including the current pandemic (COVID-19 and its variants); (ii) general economic conditions and cyclicality in the markets we serve; (iii) future growth of energy, chemical processing and power generation capital investments; (iv) our ability to operate successfully in foreign countries; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. and Canadian governments and European Union; (xxxi) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxii) climate change and related regulation of greenhouse gases and (xxxiii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2022, and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil and gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions, tubing bundles, industrial heating blankets and chillers), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our eight manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil and gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2023 and YTD 2022, approximately 59% and 65%, respectively, of our revenues were generated from outside of the United States.
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

We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA"), and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, food and beverage, and other, which we refer to as our "key end markets."
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at September 30, 2022, was $160.8 million, as compared to $156.2 million at March 31, 2022. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 26, 2022, and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:
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
We estimate that Over time and Point in time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Over time	38%	38%	38%	38%
Point in time	62%	62%	62%	62%

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
Recent Developments
The Company has paused new investments in, and new orders for oil and gas customers by, our Russian affiliate. We have resumed limited service to select non-oil and gas customers in Russia and customers outside of Russia, and we expect to fulfill our existing agreements while remaining in compliance with applicable laws, including applicable sanctions and trade controls. We continue to assess the impact of the Russo-Ukrainian war on our results of operations, financial position and overall performance as the situation develops and any broader implications it may have on the global economy. Given our decision to resume only limited operations in our Russia facility, we executed a reduction-in-force equating to 14 positions, leaving enough positions to address existing and anticipated business needs in August 2022. The cost to enact the reduction-in-force was not material to the Company.

On May 31, 2022, our subsidiary Thermon Holding Corp., as buyer, acquired Powerblanket, (“Powerblanket”), from Glacier Capital LLC, as seller (the "Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology, and portable industrial chillers. The purchase price for the acquisition was $35.3 million. Refer to Note 2, "Acquisition," for more information.
The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that negatively impacted, and may continue to negatively impact, global demand for our products and services. We are still experiencing effects of lockdowns in Asia, which are impacting our results in our APAC segment. The effect of loosening pandemic restrictions outside of APAC, along with pent-up demand from periods of stagnant lockdown and uncertainty have combined to strengthen customer demand from most regions we serve, especially in North America. During periods of the pandemic we experienced, and we may in the future experience, a decline in the demand of our products and services or disruptions in raw materials or labor required for manufacturing that has in the past, and may in the future, materially and negatively impact our business, financial condition, results of operation and overall financial performance. We continue to monitor the pandemic restrictions and other effects the pandemic may have on our business.

Results of Operations - Three-month periods ended September 30, 2022 and 2021
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended September 30,		Increase/(Decrease)
	2022	2021	$	%
Consolidated Statements of Operations Data:
Sales	$100,557	$81,322	$19,235	24%
Cost of sales	54,631	49,601	5,030	10%
Gross profit	45,926	31,721	14,205	45%
Operating expenses:
Selling, general and administrative expenses	27,754	23,320	4,434	19%
Deferred compensation plan expense/(income)	(303)	(14)	(289)	2064%
Amortization of intangible assets	2,437	2,190	247	11%
Restructuring and other charges/(income)	—	—	—	nm
Income/(loss) from operations	16,038	6,225	9,813	158%
Other income/(expenses):
Interest expense, net	(1,408)	(2,022)	614	(30)%
Other income/(expense)	(335)	(2,956)	2,621	(89)%
Income/(loss) before provision for income taxes	14,295	1,247	13,048	1046%
Income tax expense/(benefit)	3,311	770	2,541	330%
Net income/(loss)	$10,984	$477	$10,507	2203%

As a percent of sales:			Change in basis points
Gross profit	45.7%	39.0%	670 bps
Selling, general and administrative expenses	27.6%	28.7%	-110 bps
Income/(loss) from operations	15.9%	7.7%	820 bps
Net income/(loss)	10.9%	0.6%	1030 bps

Effective tax rate	23.2%	61.7%
Three Months Ended September 30, 2022 (“Interim 2023”) Compared to the Three Months Ended September 30, 2021 (“Interim 2022”)
Revenues. Revenues increased in Interim 2023 primarily due to strong performance in our US-LAM and Canada reportable segments, which grew revenues $17.0 million, or 56%, and $9.8 million, or 39%, respectively, compared to Interim 2022. We experienced strong maintenance-related spending from our customers in both segments. Our recent acquisition of Powerblanket in the US-LAM segment contributed $3.0 million in revenue growth in Interim 2023. Our EMEA and APAC segments contracted in Interim 2023, with declines of $(7.0) million, or (42)%, and $(0.6) million, or (7)%, respectively, compared to Interim 2022. Impacting revenue in EMEA were the effects of the Russo-Ukrainian war to our Russian affiliate, as well as the overall recessionary environment which resulted in fewer projects and less volume and consequently, greater competition. Impacting revenue in APAC were the lingering effects of COVID-19 lockdowns in certain areas of the region, partially moderated by signs of recovery in the rest of the region. Separately, revenue was negatively impacted in Interim 2023 by foreign exchange rates by $3.1 million.
Point in time revenues in Interim 2023 were $62.3 million, or 62%, of total sales, while Over time revenues were $38.2 million, or 38%. This compares to 62% Point in time revenues and 38% Over time revenues in Interim 2022. Refer to the "Overview" section above for definitions of Point in time and Over time revenue.

Gross profit and margin. The higher gross profit in Interim 2023 is primarily attributable to volume increases driven by strong Point in time and Over time sales in our US-LAM and Canada segments, price increases, and operational efficiencies. These positive drivers were partially offset by incremental costs driven by global supply chain challenges. Over time sales margins in Interim 2022 were primarily impacted by similar incremental costs from supply chain challenges as well as warranty costs associated with the operational execution of a US-LAM project that was completed in a prior year and lower margin associated with a large, one-time project in our US-LAM segment.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2023 was driven by greater sales activity, resulting in higher salaries & benefits, performance-based incentive compensation, sales commissions, as well as increased travel and marketing costs. SG&A as a percent of sales was 27.6% in Interim 2023 versus 28.7% in Interim 2022, which is attributable to the Company's ongoing cost control efforts.
Deferred compensation plan expense/(income). The increase in deferred compensation plan income in Interim 2023 is attributable in part to market fluctuations in the underlying balances owed to employees as compared to Interim 2022. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Amortization of intangible assets. Amortization of intangible assets in Interim 2023 increased slightly over Interim 2022, as we began to amortize more intangible assets following our acquisition of Powerblanket in the first fiscal quarter of the 2023. Please refer to Note 2, "Acquisition," for more information regarding our acquisition.
Restructuring and other charges/(income). Restructuring and other charges/(income) was zero in Interim 2023 and Interim 2022.
Interest expense, net. The decrease in interest expense is primarily due to a lower average outstanding balance of debt during Interim 2023, which was $118.2 million versus $143.8 million during Interim 2022, as well as lower interest rates stemming from the Company's amendment to its Credit Agreement in September 2021. See Note 9, "Debt," for additional information on our long-term debt.
Other income/(expense). The decrease in expense primarily relates to debt extinguishment costs of $2.6 million recognized in Interim 2022 related to the amendment of the Company's Credit Agreement in September 2021.
Income tax expense/(benefit). Our effective tax rate was 23.2% and 61.7% in Interim 2023 and Interim 2022, respectively. During Interim 2023, the Company recorded a tax benefit of $0.2 million related to Russian withholding taxes at its Russian subsidiary. The effective tax rate in Interim 2022 was impacted by additional tax expense of $0.5 million primarily related to withholding taxes on an intercompany dividend from our Canadian subsidiary and other discrete tax items. Refer to Note 12, “Income Taxes,” for additional detail.
Net income/(loss). The change in net income/(loss) is explained by the changes noted in the sections above.

Results of Operations - Six-month periods ended September 30, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations for the six months ended September 30, 2022 and 2021, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Six Months Ended September 30,		Increase/(Decrease)
	2022	2021	$	%
Consolidated Statements of Operations Data:
Sales	$195,999	$152,477	$43,522	29%
Cost of sales	112,848	94,218	18,630	20%
Gross profit	83,151	58,259	24,892	43%
Operating expenses:
Selling, general and administrative expenses	52,157	44,721	7,436	17%
Deferred compensation plan expense/(income)	(963)	318	(1,281)	(403)%
Amortization of intangible assets	4,705	4,426	279	6%
Restructuring and other charges/(income)	—	(414)	414	(100)%
Income/(loss) from operations	27,252	9,208	18,044
Other income/(expenses):
Interest expense, net	(2,243)	(4,187)	1,944	(46)%
Other income/(expense)	(1,251)	(2,890)	1,639	(57)%
Income/(loss) before provision for income taxes	23,758	2,131	21,627	1015%
Income tax expense/(benefit)	6,218	1,994	4,224	212%
Net income/(loss)	$17,540	$137	$17,403	12703%

As a percent of sales:			Change in basis points
Gross profit	42.4%	38.2%	420 bps
Selling, general and administrative expenses	26.6%	29.3%	-270 bps
Income/(loss) from operations	13.9%	6.0%	790 bps
Net income/(loss)	8.9%	0.1%	880 bps

Effective tax rate	26.2%	93.6%
Six Months Ended September 30, 2022 (“YTD 2023”) Compared to the Six Months Ended September 30, 2021 (“YTD 2022”)
Revenues. Revenue increased in YTD 2023 compared to YTD 2022 due to strong performance in our US-LAM and Canada segments. US-LAM revenue increased $39.9 million, or 75%, while Canada revenue increased $16.6 million, or 33%. We experienced strong maintenance-related spending from our customers in both segments. Our recent acquisition of Powerblanket in the US-LAM segment contributed $4.0 million in revenue growth. These increases were partly offset by contractions in our EMEA and APAC segments, with decreases in revenue of $(11.9) million, or (38)% and $(1.2) million, or (7)%, respectively. The ongoing effects of the Russo-Ukrainian war as well as the overall recessionary environment impacted the results in EMEA, while lingering COVID-19 lockdowns and their effects delayed the recovery in APAC. Separately, revenue was negatively impacted in YTD 2023 by foreign exchange rates by approximately, $6.0 million.
Point in time revenue and Over time revenue comprised 62% and 38% of sales in both YTD 2023 and YTD 2022, respectively.
Gross profit and margin. Gross profit increased $24.9 million on stronger sales, and gross margin was up 420 bps Although sales mix was consistent, we have delivered greater sales in both Over time sales as well as Point in time sales during YTD 2023. Gross margin was further augmented by strong price increases as well as operational efficiencies. Gross margin in YTD 2022 was diluted, in part, by warranty costs associated with the operational execution of a large project in our US-LAM segment that was completed in a prior year, which was somewhat offset by benefits from the Canadian Emergency Wage program ("CEWS"). Refer to Note 1, "Basis of Presentation," for more information on CEWS.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $7.4 million in YTD 2023 compared to YTD 2022 driven by costs associated with greater sales activity, resulting in increases in salaries and benefits, incentive pay, commissions, travel, and marketing costs. In addition, costs increased in YTD 2023 due to the acquisition of Powerblanket. However, SG&A as a percent of sales decreased by 270 bps, which is attributable to continued cost discipline.
Deferred compensation plan expense/(income). Deferred compensation plan expense/(income) generated income in YTD 2023 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense) where the Company recorded market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Restructuring and other charges/(income). There were no restructuring charges/(income) in YTD 2023. Refer to Note 4, "Restructuring," for discussion of activity in the prior year.
Amortization of intangible assets. Amortization of intangible assets was relatively flat in YTD 2023 as compared to YTD 2022. Activity within these accounts is driven by periodic straight-line amortization of our acquired intangibles. Because our acquisition of Powerblanket was affected for only part of YTD 2023, it did not have a significant impact on the amortization in the period.
Interest expense, net. Interest expense, net decreased in YTD 2023 as compared to YTD 2022 due to a lower average interest rate on our outstanding principal, as well as a lower average outstanding debt. Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income/(expense). Other income/(expense) decreased in YTD 2023 primarily due to the debt extinguishment costs that we recognized in YTD 2022 that were absent in YTD 2023, partially offset by market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized losses on investments were materially offset by deferred compensation plan income as noted above.
    Income taxes. Income tax expense was $6.2 million in YTD 2023 on pre-tax income of $23.8 million compared to income tax expense of $2.0 million in YTD 2022 on pre-tax income of $2.1 million, an increase of $4.2 million in income tax expense. Our effective tax rate was 26.2% and 93.6% in YTD 2023 and YTD 2022, respectively. During YTD 2022, we recorded discrete tax items totaling $1.5 million primarily related to withholding taxes in Canada and Russia and other discrete tax items.
Net income/(loss). The change in net income/(loss) is explained by the changes noted above.
Contingencies
    See Note 10, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
At September 30, 2022, we had $31.9 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $6.5 million, or 21%, of these amounts were held in domestic accounts with various institutions and approximately $25.3 million, or 79%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $29.0 million of borrowings outstanding on our revolving credit facility at September 30, 2022. The $29.0 million was borrowed to support the acquisition of Powerblanket. Please refer to Note 2, "Acquisition," for more information regarding our acquisition.
For fiscal 2023, we expect our capital expenditures to approximate 2.5% to 3.5% of revenue. Additionally, we expect to pay $9.3 million in principal payments on our long-term debt, as well as $3.4 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $3.4 million, mostly related to long-term information technology contracts, of which $2.0 million are due within the next twelve months.
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
These three initiatives will include incremental investments, as evidenced by our investment in our legacy business as well as our recent acquisition of Powerblanket, over a multi-year period, but we expect will result in a more diversified, sustainable, and profitable company over time.
Discussion and Analysis of Cash Flows

	Six months ended September 30,
	(Dollars in thousands)
	2022	2021	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$12,531	$10,451	$2,080
Investing activities	(38,810)	(1,998)	(36,812)
Financing activities	17,943	(9,992)	27,935

Free Cash Flow:(1)
Cash provided by operating activities	$12,531	$10,451	$2,080
Less: Cash used for purchases of property, plant, and equipment	(3,614)	(2,055)	(1,559)
Plus: Sales of rental equipment	103	57	46
Free Cash Flow	$9,020	$8,453	$567
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
Operating Cash Flows
Operating cash flows increased in YTD 2023 as compared to YTD 2022 primarily due to an increase in net income of $17.4 million, largely offset by a use of cash from both working capital accounts of $12.4 million, comprised mostly of investments in inventory in anticipation of heating season and in light of recent supply chain constraints, and non-cash items of $3.0 million.
Investing Cash Flows
Investing cash flows decreased in YTD 2023 as compared to YTD 2022 mainly due to the acquisition of Powerblanket for $35.3 million on May 31, 2022. Refer to Note 2, "Acquisition," for more information. Additionally, we increased our capital expenditures by $1.6 million in YTD 2023 as compared to YTD 2022, mostly for information technology assets and machinery and equipment, including Temporary Power Solutions rental assets.
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
The Credit Agreement is an amendment and restatement of that certain Credit Agreement dated October 30, 2017 by and among Borrowers, the lenders time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Agreement”), and provides for the credit facilities described in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report.
We had $29.0 million of borrowings outstanding on our Revolving Credit Facility at September 30, 2022.
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
Free Cash Flow totaled $9.0 million for YTD 2023 as compared to $8.5 million for YTD 2022, the drivers of which are explained above under "Results of Operations."
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during YTD 2023. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed on May 26, 2022, for further details.
Critical Accounting Polices
Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 26, 2022, for a discussion of the Company’s critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1, “Basis of Presentation,” to our unaudited condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on recent accounting pronouncements, which is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures are the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 59% of our YTD 2023 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2023, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.9 million for YTD 2023. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $1.1 million for YTD 2023. A 10% appreciation of the U.S. dollar relative to the Euro would result in a negligible decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a negligible net increase in net income for YTD 2023. Given a net loss for our Russian affiliate in YTD 2023, a 10% appreciation of the U.S. dollar relative to the Ruble would result in a $0.2 million increase in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Ruble would result in a net decrease in net income of approximately $0.3 million for YTD 2023.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(0.3) million and $(0.7) million in YTD 2023 and YTD 2022, respectively.
As of September 30, 2022, we had approximately $3.3 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $6.0 million in YTD 2023 when compared to foreign exchange translation rates that were in effect in YTD 2022. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $23.0 million and $3.4 million in YTD 2023 and YTD 2022, respectively. The comparative decrease in YTD 2023 foreign currency translation losses is primarily due to the weakening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2022. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).
    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the LIBOR and CDOR rate. As of September 30, 2022, we had $114.5 million of outstanding principal under our Term Loan Facilities and $29.0 million in borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on September 30, 2022 were 4.93% for the Canadian Term Loan Facility, 3.81% for the U.S. Term Loan Facility, and 3.77% for the U.S. Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.4 million increase or decrease, as applicable, in our annual interest expense.
    Commodity price risk.  We use various commodity-based raw materials in our manufacturing processes. Generally, we acquire such components at market prices and do not typically enter into long-term purchase commitments with suppliers or hedging instruments to mitigate commodity price risk. As a result, we are subject to market risks related to changes in commodity prices and supplies of key components of our products. Raw material costs have been stable historically; however, in recent periods we have experienced, and may continue to experience, various shortages in certain raw materials as well as an increase in costs of these materials due to: use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 1.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 26, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2022.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 3, 2022	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)