Form 10-Q
period 2022-12-31
Thermon Group Holdings, Inc.
filed 2023-02-02
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 1, 2023, the registrant had 33,503,561 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2022

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets (Dollars in thousands, except share and per share data)

	December 31, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,363	$41,445
Accounts receivable, net of allowances of $3,344 and $2,177 as of December 31, 2022, and March 31, 2022, respectively	92,380	95,305
Inventories, net	91,418	71,650
Contract assets	16,597	19,626
Prepaid expenses and other current assets	15,981	11,786
Income tax receivable	1,469	4,626
Total current assets	$253,208	$244,438
Property, plant and equipment, net of depreciation and amortization of $67,024 and $63,954 as of December 31, 2022, and March 31, 2022, respectively	61,039	66,039
Goodwill	221,195	212,754
Intangible assets, net	96,162	94,908
Operating lease right-of-use assets	10,377	10,534
Deferred income taxes	778	1,211
Other non-current assets	7,336	6,785
Total assets	$650,095	$636,669
Liabilities
Current liabilities:
Accounts payable	$30,003	$33,567
Accrued liabilities	28,234	26,971
Current portion of long-term debt	10,219	7,929
Borrowings under revolving credit facility	24,500	—
Contract liabilities	9,780	8,010
Lease liabilities	3,506	3,624
Income taxes payable	3,570	897
Total current liabilities	$109,812	$80,998
Long-term debt, net	97,574	120,431
Deferred income taxes	12,531	17,943
Non-current lease liabilities	9,642	9,659
Other non-current liabilities	9,032	8,434
Total liabilities	$238,591	$237,465
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,495,287 and 33,364,722 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	238,399	234,549
Accumulated other comprehensive loss	(56,423)	(38,906)
Retained earnings	229,495	203,528
Total equity	$411,504	$399,204
Total liabilities and equity	$650,095	$636,669
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Sales	$122,110	$100,613	$318,109	$253,090
Cost of sales	71,660	59,866	184,508	154,084
Gross profit	50,450	40,747	133,601	99,006
Operating expenses:
Selling, general and administrative expenses	30,889	22,099	83,046	66,820
Deferred compensation plan expense/(income)	464	292	(499)	610
Amortization of intangible assets	2,367	2,187	7,072	6,613
Restructuring and other charges/(income)	2,668	—	2,668	(414)
Income/(loss) from operations	14,062	16,169	41,314	25,377
Other income/(expenses):
Interest expense, net	(1,877)	(842)	(4,120)	(5,029)
Other income/(expense)	659	(627)	(592)	(3,517)
Income/(loss) before provision for income taxes	12,844	14,700	36,602	16,831
Income tax expense/(benefit)	4,419	3,430	10,637	5,424
Net income/(loss)	$8,425	$11,270	$25,965	$11,407
Comprehensive income/(loss):
Net income/(loss)	$8,425	$11,270	$25,965	$11,407
Foreign currency translation adjustment	5,403	(413)	(17,560)	(3,843)
Other miscellaneous income/(loss)	(75)	(96)	43	(109)
Comprehensive income/(loss)	$13,753	$10,761	$8,448	$7,455
Net income/(loss) per common share:
Basic	$0.25	$0.34	$0.78	$0.34
Diluted	$0.25	$0.33	$0.77	$0.34
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,493,540	33,340,000	33,457,048	33,292,614
Diluted	33,879,733	33,658,104	33,756,218	33,481,964

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to employees	30,352	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,766	—	—	—	—	—
Stock compensation expense	—	—	1,193	—	—	1,193
Repurchase of employee stock units on vesting	—	—	(552)	—	—	(552)
Net income/(loss)	—	—	—	6,556	—	6,556
Foreign currency translation adjustment	—	—	—	—	(5,152)	(5,152)
Other	—	—	—	1	2	3
Balances at June 30, 2022	33,468,134	$33	$235,190	$210,085	$(44,056)	$401,252
Issuance of common stock as deferred compensation to employees	5,544	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	9,930	—	—	—	—	—
Stock compensation expense	—	—	1,251	—	—	1,251
Repurchase of employee stock units on vesting	—	—	(34)	—	—	(34)
Net income/(loss)	—	—	—	10,984	—	10,984
Foreign currency translation adjustment	—	—	—	—	(17,811)	(17,811)
Other	—	—	—	—	116	116
Balances at September 30, 2022	33,483,608	$33	$236,407	$221,069	$(61,751)	$395,758
Issuance of common stock as deferred compensation to employees	512	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	11,167	—	—	—	—	—
Stock compensation expense	—	—	1,994	—	—	1,994
Repurchase of employee stock units on vesting	—	—	(2)	—	—	(2)
Net income/(loss)	—	—	—	8,425	—	8,425
Foreign currency translation adjustment	—	—	—	—	5,403	5,403
Other	—	—	—	1	(75)	(74)
Balances at December 31, 2022	33,495,287	$33	$238,399	$229,495	$(56,423)	$411,504

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,436	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	97
Issuance of common stock as deferred compensation to employees	23,858	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	42,326	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,368	—	—	—	—	—
Stock compensation expense	—	—	1,178	—	—	1,178
Repurchase of employee stock units on vesting	—	—	(548)	—	—	(548)
Net income/(loss)	—	—	—	(340)	—	(340)
Foreign currency translation adjustment	—	—	—	—	4,195	4,195
Other	—	—	—	—	(64)	(64)
Balances at June 30, 2021	33,307,460	$33	$232,049	$183,096	$(31,788)	$383,390
Issuance of common stock as deferred compensation to employees	10,687	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	7,344	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,352	—	—	—	—	—
Stock compensation expense	—	—	1,246	—	—	1,246
Repurchase of employee stock units on vesting	—	—	(14)	—	—	(14)
Net income/(loss)	—	—	—	477	—	477
Foreign currency translation adjustment	—	—	—	—	(7,625)	(7,625)
Other	—	—	(1)	1	51	51
Balances at September 30, 2021	33,333,843	$33	$233,280	$183,574	$(39,362)	$377,525
Issuance of common stock as deferred compensation to employees	52	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,004	—	—	—	—	—
Stock compensation expense	—	—	275	—	—	275
Net income/(loss)	—	—	—	11,270	—	11,270
Foreign currency translation adjustment	—	—	—	—	(413)	(413)
Other	—	—	—	(1)	(96)	(97)
Balances at December 31, 2021	33,341,899	$33	$233,555	$194,843	$(39,871)	$388,560

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Operating activities
Net income/(loss)	$25,965	$11,407
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	14,557	15,349
Amortization of deferred debt issuance costs	230	495
Loss on extinguishment of debt	—	2,569
Impairment of property, plant, and equipment	367	—
Stock compensation expense	4,438	2,699
Deferred income taxes	(4,186)	(878)
Reserve for uncertain tax positions, net	36	58
(Gain)/loss on long-term cross currency swap	—	(1,391)
Remeasurement (gain)/loss on intercompany balances	134	(556)
Loss on sale of business, net of cash surrendered	—	310
Changes in operating assets and liabilities:		0
Accounts receivable	1,145	(15,471)
Inventories	(18,047)	(6,137)
Contract assets	4,447	(6,287)
Other current and non-current assets	(695)	(3,293)
Accounts payable	(4,066)	15,221
Accrued liabilities and non-current liabilities	1,433	(824)
Income taxes payable and receivable	5,847	475
Net cash provided by/(used in) operating activities	$31,605	$13,746
Investing activities
Purchases of property, plant and equipment	(5,173)	(2,920)
Sale of rental equipment	163	235
Cash paid for acquisitions, net of cash acquired	(35,299)	—
Net cash provided by/(used in) in investing activities	$(40,309)	$(2,685)
Financing activities
Proceeds from Term Loan A	—	140,425
Proceeds from revolving credit facility	34,500	15,959
Payments on long-term debt and revolving credit facility	(27,121)	(171,862)
Issuance costs associated with revolving line of credit and long term debt	—	(1,248)
Proceeds from exercise of stock options	—	97
Repurchase of employee stock units on vesting	(588)	(562)
Payments on finance leases	(62)	(96)
Net cash provided by/(used in) financing activities	$6,729	$(17,287)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(754)	(821)
Change in cash, cash equivalents and restricted cash	(2,729)	(7,047)
Cash, cash equivalents and restricted cash at beginning of period	43,931	42,450
Cash, cash equivalents and restricted cash at end of period	$41,202	$35,403

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022 ("fiscal 2022"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at December 31, 2022 and March 31, 2022, and the results of our operations for the three and nine months ended December 31, 2022 and 2021.
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
We recorded no transactions related to CEWS for the three and nine months ended December 31, 2022. We recorded $199 and $1,448 related to CEWS to "Cost of sales" in our condensed consolidated statement of operations for the three and nine months ended December 31, 2021. We recorded $4 and $504 related to CEWS to "Selling, general and administrative expenses" in our condensed consolidated statement of operations for the three and nine months ended December 31, 2021. We anticipate no benefit from the CEWS program in the fiscal year ending March 31, 2023 ("fiscal 2023"), as the program ended in October 2021.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2022, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2022, are not necessarily indicative of the results that may be achieved for fiscal 2023.
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

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$35,363	$32,566
Restricted cash included in prepaid expenses and other current assets	5,813	2,496
Restricted cash included in other non-current assets	26	341
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$41,202	$35,403
    Amounts shown in restricted cash included in prepaid expenses and other current assets and other non-current assets represent those required to be set aside by a contractual agreement, which generally contain cash deposits pledged as collateral on performance bonds and letters of credit. Additionally, due to the uncertain nature of whether we can repatriate certain funds from our Russian subsidiary, we have classified $3,084 of the cash and cash equivalents held in our Russian subsidiary as restricted cash and included the related balance in prepaid expenses and other current assets. Amounts shown in restricted cash in other non-current assets represent such agreements that require a commitment term longer than one year.
Recent Accounting Pronouncements
Business Combinations - In October 2021, the FASB issued Accounting Standards Update, ("ASU") 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods with fiscal years starting after December 15, 2022, and early adoption is permitted. We are still evaluating this ASU and will consider early adoption with future acquisitions, if any.
2. Acquisition
Powerblanket
On May 31, 2022 (the "Acquisition Date"), Thermon Holding Corp., as buyer, acquired 100% of the issued and outstanding equity interests of Powerblanket (“Powerblanket”) from Glacier Capital LLC, as seller (the "Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology and portable industrial chillers. The Acquisition increases our exposure to growing industrial and commercial end-markets through its freeze protection, temperature control and flow assurance solutions. We have integrated Powerblanket into our United States and Latin America ("US-LAM") reportable segment. From the period May 31, 2022 to December 31, 2022, Powerblanket contributed $11,848 in Sales and $1,302 in Net income/(loss) to our consolidated operating results. For the three months ended December 31, 2022, Powerblanket contributed $7,881 in Sales and $2,000 in Net income/(loss) to our consolidated operating results.
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
Acquisition Costs
In accordance with GAAP, costs incurred to complete the Acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees were $278, of which $126 were incurred in the nine months ended December 31, 2022. No acquisition costs were incurred in the three months ended December 31, 2022. Acquisition costs are reflected in "Selling, general and administrative expenses" in our condensed consolidated statement of operations and comprehensive income/(loss).
Purchase Price Allocation
We have accounted for the Acquisition according to the business combinations guidance found in ASC 805 - Business Combinations, henceforth referred to as acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We used primarily Level 2 inputs to allocate the purchase price to the major categories of assets and liabilities shown below, with the exception of the contract-

based intangible asset, which was valued using Level 3 inputs. The carrying values of inventories, property, plant and equipment as well as leased assets approximated their respective fair values. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the Acquisition Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

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

in thousands, unaudited	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Sales	$122,110	$107,443	$319,973	$265,350
Net Income/(loss)	8,425	12,623	25,588	13,438
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

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2022 and March 31, 2022, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our recent acquisition of Powerblanket, discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	December 31, 2022		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Deferred compensation plan assets	$6,020	$6,020	$5,391	$5,391	Level 1 - Active Markets
Foreign currency contract forwards assets	80	80	105	105	Level 2 - Market Approach
Financial Liabilities
Outstanding borrowings from revolving line of credit	$24,500	$24,500	$—	$—	Level 1 - Active Markets
Outstanding principal amount of senior secured credit facility	108,279	108,521	129,000	128,355	Level 2 - Market Approach
Deferred compensation plan liabilities	5,416	5,416	4,837	4,837	Level 1 - Active Markets
Foreign currency contract forwards liabilities	76	76	—	—	Level 2 - Market Approach
At December 31, 2022 and March 31, 2022, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to purchase price accounting.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at December 31, 2022 and March 31, 2022 were $6,020 and $5,391, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $5,416 and $4,837 included in “Other non-current liabilities” in the condensed consolidated balance sheets at December 31, 2022 and March 31, 2022, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $464 and $292 for the three months ended December 31, 2022 and 2021, respectively, and $(499) and $610 for the nine months ended December 31, 2022 and 2021, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses and (gains) on investments were $(484) and $(314), respectively, for the three months ended December 31, 2022 and 2021, respectively, and $450 and $(620) for the nine months ended December 31, 2022 and 2021, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2022 and March 31, 2022, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2022	March 31, 2022
Euro	$1,000	$—
Canadian Dollar	—	4,000
South Korean Won	—	2,250
Mexican Peso	1,500	—
Australian Dollar	—	1,000
Total notional amounts	$2,500	$7,250
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were a gain of $102 and a loss of $(637) in the three months ended December 31, 2022 and 2021, respectively, and losses of $(510) and $(861) for the nine months ended December 31, 2022 and 2021, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended December 31, 2022 and 2021, our net foreign currency transactions resulted in a gain of $193 and losses of $(949), respectively, and losses of $(140) and $(1,634) in the nine months ended December 31, 2022 and 2021.
4. Restructuring and Other Charges/(Income)
Impairment and other charges/(income)
In the third quarter of fiscal 2023, we identified a triggering event in our EMEA reportable segment. Given the continuing depressed economic conditions resulting from the Russo-Ukrainian war, including sanctions related thereto, the Company conducted a strategic assessment of its operations in its Russian subsidiary and we concluded that there was uncertainty in whether the Company could realize significant future economic benefits. Therefore, we recorded a total charge of $8,334 in the three months ended December 31, 2022. The charges were comprised of the following:

Charge	Financial statement impact	Amount
Increase in Current Expected Credit Loss, or "CECL," allowance for credit loss for certain accounts receivable	Accounts receivable, net; Selling, general and administrative expenses	$835
Increase in inventory reserves	Inventories, net; Cost of sales	4,831
Contract asset adjustment	Contract assets; Restructuring and other charges/(income)	327
Prepaid expenses and other current assets adjustment	Prepaid expenses and other current assets, Income tax receivable; Restructuring and other charges/(income)	1,477
Impairment of Property, plant and equipment, net	Property, plant and equipment, net; Restructuring and other charges/(income)	367
Impairment of Operating lease right-of-use assets	Operating lease right-of-use assets; Restructuring and other charges/(income)	389
Impairment of Other non-current assets	Deferred income taxes, Other non-current assets; Restructuring and other charges/(income)	108
		$8,334
All charges described above were recorded in our Europe, Middle East and Africa ("EMEA") reportable segment, with the exception of $241 of cost of sales from an increase in inventory reserves in our Canada reportable segment. Additionally, we reclassified $3,084 of cash in our Russian subsidiary to restricted cash due to due to the uncertain nature of whether we can repatriate certain funds from our Russian subsidiary.
The Company will continue to evaluate sales to international customers with a presence in the Russian Federation and engage in those sales to the extent permissible with various international sanctions.
Please refer to Note 7, "Goodwill and Other Intangible Assets," for more information on impairment, and Note 14, "Subsequent Events," for more information regarding the Company's operations in the Russian Federation.
Fiscal 2022 charges/(income)
In the nine months ended December 31, 2021, we recorded $(103) for severance-related activity in our Canadian segment, which was recorded to "Restructuring and other charges/(income)" in our condensed consolidated statements of operations and comprehensive income/(loss). Additionally, we recorded $(311) in cash receipts related to receivables existing prior to the sale of our South Africa business, which was completed in fiscal 2021.
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
United States and Latin America	$—	$—	$—	$(46)
Canada	—	—	—	(186)
Europe, Middle East and Africa(1)	2,668	—	2,668	(182)
Asia-Pacific	—	—	—	—
	$2,668	$—	$2,668	$(414)
(1) - these charges relate to the Company's Russian subsidiary and were included in "Restructuring and other charges/(income)" on our condensed consolidated statement of operations and comprehensive income/(loss). See the section labeled "Impairment and other charges/(income)" above for a full detail of charges.
5. Net Income/(Loss) per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income/(loss) per common share for the three and nine months ended December 31, 2022 and 2021, respectively, are as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Basic net income/(loss) per common share
Net income/(loss)	$8,425	$11,270	$25,965	$11,407
Weighted-average common shares outstanding	33,493,540	33,340,000	33,457,048	33,292,614
Basic net income/(loss) per common share	$0.25	$0.34	$0.78	$0.34

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Diluted net income/(loss) per common share
Net income/(loss)	$8,425	$11,270	$25,965	$11,407
Weighted-average common shares outstanding	33,493,540	33,340,000	33,457,048	33,292,614
Common share equivalents:
Stock options	7,858	271	2,545	1,660
Restricted and performance stock units	378,335	317,833	296,625	187,690
Weighted average shares outstanding – dilutive (1)	33,879,733	33,658,104	33,756,218	33,481,964
Diluted net income/(loss) per common share	$0.25	$0.33	$0.77	$0.34
(1) For the three months ended December 31, 2022 and 2021, 28,499 and 45,099 equity awards, respectively and for the nine months ended December 31, 2022 and 2021, 39,517 and 139,843 equity awards, respectively, were not included in the calculation of diluted net income/(loss) per common share, as they would have had an anti-dilutive effect.
The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income/(loss) per common share until such time that it is probable that actual performance will be above or below target.

6. Inventories
Inventories consisted of the following:

	December 31, 2022	March 31, 2022
Raw materials	$60,605	$41,389
Work in process	5,483	6,294
Finished goods	32,601	25,802
	98,689	73,485
Valuation reserves	(7,271)	(1,835)
Inventories, net	$91,418	$71,650

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of December 31, 2022, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2022	$62,725	$122,318	$19,087	$8,624	$212,754
Goodwill acquired(1)	18,620	—	—	—	18,620
Foreign currency translation impact	—	(9,465)	(714)	—	(10,179)
Balance as of December 31, 2022	$81,345	$112,853	$18,373	$8,624	$221,195
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
In the third quarter of fiscal 2023, we identified a triggering event in our EMEA reportable segment. The depressed economic conditions resulting from the Russo-Ukrainian war as well as the related sanctions were contributing factors in our decision to test our EMEA reportable segment under ASC 350 and ASC 360. Based on the results of our quantitative goodwill impairment assessment, there was no impairment of goodwill or intangible assets. We did, however, segregate our Russian subsidiary as a new asset group for long-lived asset impairment-testing purposes and determined that the assets relating to our Russian subsidiary were not recoverable under ASC 360. We recorded an impairment charge of $756, which includes Property, plant and equipment, net as well as Operating lease right-of-use assets. Refer to Note 4," Restructuring and Other Charges/(Income)," for more information.
Separately, in the first quarter of fiscal 2023, we added $18,620 of goodwill as part of our recent acquisition of Powerblanket, which is discussed further in Note 2, "Acquisition." The newly acquired goodwill is allocated to our US-LAM segment. We believe the goodwill acquired in this recent acquisition represents synergies from combining operations in addition to the already identifiable assets. We anticipate being able to deduct goodwill for tax purposes.
We will continue to monitor our reporting units' goodwill and asset valuations and test for potential impairments, as appropriate. If overall economic conditions, our key end markets, or factors specific to the Company deteriorate significantly, it could negatively impact the Company's future impairment tests.
Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2022	Accumulated Amortization	Net Carrying Amount at December 31, 2022	Gross Carrying Amount at March 31, 2022	Accumulated Amortization	Net Carrying Amount at March 31, 2022
Products	$61,510	$(31,780)	$29,730	$66,669	$(29,445)	$37,224
Trademarks	47,288	(1,888)	45,400	45,222	(1,517)	43,705
Developed technology	14,831	(6,297)	8,534	9,946	(5,933)	4,013
Customer relationships	113,041	(102,105)	10,936	113,413	(103,900)	9,513
Certifications	439	—	439	453	—	453
Contract-based	1,280	(157)	1,123	—	—	—
Total	$238,389	$(142,227)	$96,162	$235,703	$(140,795)	$94,908

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2022	March 31, 2022
Accrued employee compensation and related expenses	$17,529	$16,235
Accrued interest	472	277
Customer prepayments	74	405
Warranty reserves	931	557
Professional fees	3,001	2,540
Sales taxes payable	2,633	2,758
Other(1)	3,594	4,199
Total accrued current liabilities	$28,234	$26,971
(1) - Included in Other are accrued warranty-related costs of $1,996 and $2,523, respectively, associated with the operational execution of a US-LAM project that was completed previously.
9. Debt
Long-term debt consisted of the following:

	December 31, 2022	March 31, 2022
Variable Rate Term Loan A due September 2026, net of deferred debt issuance costs of $486 and $640 as of December 31, 2022, and March 31, 2022, respectively	$107,793	$128,360
Less current portion	(10,219)	(7,929)
Total long-term debt	$97,574	$120,431
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
Debt Issuance Costs
In the second quarter of fiscal 2022, we incurred fees to third parties in connection with our entry into the Credit Agreement described above. The debt issuance costs of $1,265 were capitalized and will be amortized over the life of the Credit Agreement. Additionally, we recognized a loss on debt extinguishment of $2,569, which was recorded to Other income/(expense) on our condensed consolidated statements of operations and comprehensive income/(loss).
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of December 31, 2022, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
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
    At December 31, 2022, we had $24,500 in outstanding borrowings under the Revolving Credit Facility. We had $73,655 of available borrowing capacity thereunder after taking into account the borrowing base and $1,845 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of December 31, 2022. The Term Loans bear interest at the LIBOR rate or CDOR rate, as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on December 31, 2022 were 5.93% for the Canadian Term Loan Facility, 5.42% for the U.S. Term Loan Facility, and 5.63% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2022, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
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
Letters of Credit and Bank Guarantees
At December 31, 2022, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $29,742. Of this amount, $1,259 is secured by cash deposits at the Company’s financial institutions and an additional $1,845 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. In addition to the arrangements totaling $29,742, our Indian subsidiary also has $4,383 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
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
Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$34,762	$24,988	$59,750	$19,695	$30,132	$49,827
Canada	32,725	10,446	43,171	25,358	5,696	31,054
Europe, Middle East and Africa	6,643	4,582	11,225	7,896	5,041	12,937
Asia-Pacific	4,268	3,696	7,964	4,654	2,141	6,795
Total revenues	$78,398	$43,712	$122,110	$57,603	$43,010	$100,613

	Nine Months Ended December 31, 2022			Nine Months Ended December 31, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$82,627	$70,150	$152,777	$50,565	$52,360	$102,925
Canada	83,512	26,638	110,150	64,490	16,938	81,428
Europe, Middle East and Africa	17,811	12,993	30,804	21,218	23,148	44,366
Asia-Pacific	15,565	8,813	24,378	15,810	8,561	24,371
Total revenues	$199,515	$118,594	$318,109	$152,083	$101,007	$253,090
Performance Obligations
    At December 31, 2022, revenues associated with our open performance obligations totaled $164,653. Within this amount, approximately $14,276 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.
Contract Assets and Liabilities
    As of December 31, 2022 and March 31, 2022, contract assets were $16,597 and $19,626, respectively. There were no losses recognized on our contract assets for the nine months ended December 31, 2022 and 2021, except as described in Note 4, "Restructuring and Other Charges/(Income)." As of December 31, 2022 and March 31, 2022, contract liabilities were $9,780 and $8,010, respectively. The majority of contract liabilities at March 31, 2022 will be recognized as revenue in fiscal 2023. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
Our effective income tax rate was 29.1% and 32.2% for the nine months ended December 31, 2022 and 2021, respectively. In connection with the strategic assessment related to our Russian subsidiary, the Company released accrued withholding taxes on earning repatriations for a discrete tax benefit of $1,033 during the nine months ended December 31, 2022. We do not expect to generate further tax benefits in Russia. During the nine months ended December 31, 2021, the Company recorded discrete tax expenses of $301 related to withholding taxes in Canada and $430 related to an increase in withholding tax rate in our Russian subsidiary.
As of December 31, 2022, we have established a long-term liability for uncertain tax positions in the amount of $943. As of December 31, 2022, the tax years for the fiscal years ended March 31, 2017 through March 31, 2022, remain open to examination by the major taxing jurisdictions.
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
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Sales to External Customers:
United States and Latin America	$59,750	$49,827	$152,777	$102,925
Canada	43,171	31,054	110,150	81,428
Europe, Middle East and Africa	11,225	12,937	30,804	44,366
Asia-Pacific	7,964	6,795	24,378	24,371
	$122,110	$100,613	$318,109	$253,090
Inter-Segment Sales:
United States and Latin America	$10,041	$8,588	$32,783	$29,424
Canada	5,386	2,616	12,042	7,555
Europe, Middle East and Africa	279	295	935	1,137
Asia-Pacific	749	313	1,561	930
	$16,455	$11,812	$47,321	$39,046
Depreciation Expense:
United States and Latin America	$1,113	$1,396	$3,700	$4,331
Canada	1,096	1,245	3,396	3,967
Europe, Middle East and Africa	94	101	283	305
Asia-Pacific	35	43	106	133
	$2,338	$2,785	$7,485	$8,736
Amortization Expense:
United States and Latin America	$588	$295	$1,587	$885
Canada	1,724	1,858	5,354	5,624
Europe, Middle East and Africa	21	23	62	71
Asia-Pacific	34	11	69	33
	$2,367	$2,187	$7,072	$6,613
Income/(Loss) from Operations:
United States and Latin America	$8,338	$6,728	$26,055	$4,832
Canada	13,005	7,312	25,781	15,136
Europe, Middle East and Africa	(5,963)	2,026	(7,526)	6,464
Asia-Pacific	1,142	683	2,888	3,107
Unallocated:
Stock compensation	(1,994)	(275)	(4,438)	(2,698)
Public company costs	(466)	(305)	(1,446)	(1,464)
	$14,062	$16,169	$41,314	$25,377

	December 31, 2022	March 31, 2022
Property, Plant and Equipment, Net:
United States and Latin America	$30,325	$31,919
Canada	27,830	30,686
Europe, Middle East and Africa	2,312	2,796
Asia-Pacific	572	638
	$61,039	$66,039
Total Assets:
United States and Latin America	$270,565	$241,421
Canada	286,847	296,459
Europe, Middle East and Africa	58,394	67,608
Asia-Pacific	34,289	31,181
	$650,095	$636,669
Capital expenditures for our reportable segments were as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Capital Expenditures:
United States and Latin America	$350	$171	$1,773	$811
Canada	1,042	566	3,042	1,833
Europe, Middle East and Africa	65	92	197	223
Asia-Pacific	102	36	161	53
	$1,559	$865	$5,173	$2,920
14. Subsequent Events
    As a result of the continued impact of the Russo-Ukrainian war, including sanctions related thereto, the Company conducted a strategic assessment of its operations in the Russian Federation, and, on January 31, 2023, the board of directors of the Company (the “Board”) authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”) through a planned disposition of its Russian subsidiary. Consequently, in addition to the loss described in Note 4, "Restructuring and Other Charges/(Income)," the Company could recognize an additional $4 million to $7 million of loss. We expect to complete the Russia Exit by the first quarter of our fiscal 2024, subject to the receipt of regulatory approval by the government of the Russian Federation and certain lenders under the Company's Facilities.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2022 and 2021 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2022 and 2021 as "Interim 2023" and "Interim 2022," respectively. Accordingly, we refer to the nine-month periods ended December 31, 2022 and 2021 as “YTD 2023” and “YTD 2022,” respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include, but are not limited to, statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors; (ii) our plans to secure more new facility project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions revenue, from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies and successfully divest certain businesses, including our Russia business; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
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
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil and gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, temporary power solutions, tubing bundles, industrial heating blankets and chillers), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our eight manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational oil and gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2023 and YTD 2022, approximately 55% and 59%, respectively, of our revenues were generated from outside of the United States.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point in time based on when control transitions to the customer is generally related to our product sales. Point in time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at December 31, 2022, was $164.7 million, as compared to $156.2 million at March 31, 2022. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales primarily includes the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Raw material costs have been stable in the past; however, we face challenges from time to time with temporary shortages related to the global supply chain issues that have persisted since COVID-19 pandemic in certain raw materials as well as an increase in costs of these materials due to use of alternate suppliers, higher freight costs, increased lead times, expedited shipping and other inflationary factors. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
Operating expenses. Our selling, general and administrative expenses ("SG&A") are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, plus other sales related expenses as well as other costs related to research and development, insurance, professional fees, the global integrated business information system, and provisions for bad debts. In addition, our deferred compensation expense includes a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. The expense/income associated with our deferred compensation plan is titled "Deferred compensation plan expense/(income)" on our condensed consolidated statements of operations and comprehensive income/(loss).
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
We tend to experience lower margins from our design optimization, engineering, installation and maintenance services, which are typically large projects tied to our customers capex budgets and are comprised of more than $0.5 million in total revenue. For clarity, we will refer to these as "Over time large projects." Our results of operations in recent years have been impacted by the various construction phases of Over time large projects. We are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest projects may generate revenue for several quarters. In the early stages of an Over time large project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers.
Projects which do not require installation and maintenance services are smaller in size and representative of maintenance, repairs and small upgrades necessary to improve efficiency and uptime. These small projects are typically tied to our customers operating expense budgets with improved profit margins, and are generally less than $0.5 million in total revenue. We will refer to such projects as "Over time small projects."
The most profitable of our sales are derived from selling our heating products, for which we recognize revenue at a point in time. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Point in time	64%	57%	63%	60%
Over time:	36%	43%	37%	40%
Small projects	14%	15%	15%	16%
Large projects	22%	28%	22%	24%
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
Recent Developments
As a result of the continued impact of the Russo-Ukrainian war, including sanctions related thereto, the Company conducted a strategic assessment of its operations in the Russian Federation, and, on January 31, 2023, the Board authorized the Company to withdraw from its operations in the Russian Federation (the "Russia Exit"). We expect to execute the Russia Exit by the first quarter of our fiscal 2024. However, the Russia Exit is subject to the receipt of regulatory approval by the government of the Russian Federation and certain lenders under the Company's Facilities. As a result, the timing of the Russia Exit is uncertain. Refer to Note 4, "Restructuring and Other Charges/(Income)" and Note 14, "Subsequent Events" for more information.
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

Results of Operations - Three-month periods ended December 31, 2022 and 2021
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended December 31, 2022 and 2021 and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended December 31,		Increase/(Decrease)
	2022	2021	$	%
Consolidated Statements of Operations Data:
Sales	$122,110	$100,613	$21,497	21%
Cost of sales	71,660	59,866	11,794	20%
Gross profit	50,450	40,747	9,703	24%
Operating expenses:
Selling, general and administrative expenses	30,889	22,099	8,790	40%
Deferred compensation plan expense/(income)	464	292	172	59%
Amortization of intangible assets	2,367	2,187	180	8%
Restructuring and other charges/(income)	2,668	—	2,668	nm
Income/(loss) from operations	14,062	16,169	(2,107)	(13)%
Other income/(expenses):
Interest expense, net	(1,877)	(842)	(1,035)	123%
Other income/(expense)	659	(627)	1,286	(205)%
Income/(loss) before provision for income taxes	12,844	14,700	(1,856)	(13)%
Income tax expense/(benefit)	4,419	3,430	989	29%
Net income/(loss)	$8,425	$11,270	$(2,845)	(25)%

As a percent of sales:			Change in basis points
Gross profit	41.3%	40.5%	80 bps
Selling, general and administrative expenses	25.3%	22.0%	330 bps
Income/(loss) from operations	11.5%	16.1%	-460 bps
Net income/(loss)	6.9%	11.2%	-430 bps

Effective tax rate	34.4%	23.3%
Three Months Ended December 31, 2022 (“Interim 2023”) Compared to the Three Months Ended December 31, 2021 (“Interim 2022”)
Revenues. Revenues increased in Interim 2023 primarily due to strong performance in our Canada and US-LAM reportable segments, which grew revenues $12.1 million, or 39%, and $9.9 million, or 20%, respectively, compared to Interim 2022. Revenues in these segments were bolstered in part by strong demand in our upstream and downstream Oil and Gas end markets. Additionally, our recent acquisition of Powerblanket in the US-LAM segment contributed $7.9 million in revenue growth in Interim 2023. In our APAC segment, revenues increased by $1.2 million, or 17%, compared to Interim 2022. Revenues in APAC benefited from some recovering business activity coming off of the effects of extended COVID-19-related lockdowns in the region. Revenue in our EMEA segment contracted in Interim 2023, with a decline of $(1.7) million, or (13)%, compared to Interim 2022. Impacting revenue in EMEA were the effects of the Russo-Ukrainian war to our Russian subsidiary, as well as the overall recessionary environment which resulted in fewer projects and less volume and consequently, greater competition. Separately, revenue was negatively impacted in Interim 2023 by foreign exchange rates by $5.2 million as the U.S. dollar strengthened relative to the Company's foreign currency-denominated operations.
Point in time revenues in Interim 2023 were $78.4 million, or 64%, of total sales, while Over time revenues were $43.7 million, or 36%. This compares to 57% Point in time revenues and 43% Over time revenues in Interim 2022. Refer to the "Overview" section above for definitions of Point in time and Over time revenue.

Gross profit and margin. The higher gross profit in Interim 2023 is primarily attributable to strong Point in time and Over time sales in our US-LAM and Canada segments coupled with improved gross margin due to customer price increases and operational efficiencies. These positive drivers were partially offset by $4.8 million, or 396 bps, associated with the charges in our Russian subsidiary in addition to incremental costs from global supply chain challenges. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information regarding the charges in our Russian subsidiary.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2023 was driven by greater sales activity resulting in higher salaries & benefits, performance-based incentive compensation, sales commissions, as well as increased travel and marketing costs. Additionally, the acquisition of Powerblanket added approximately $2.0 million of incremental SG&A expenses not present in Interim 2022. SG&A as a percent of sales was 25.3% in Interim 2023 versus 22.0% in Interim 2022. This increase in SG&A as a percent of sales was attributable in part to greater stock compensation expense associated with performance-based shares and higher bad debt expense, which includes $0.8 million related to the charges in our Russian subsidiary.
Deferred compensation plan expense/(income). The increase in deferred compensation plan expense in Interim 2023 is attributable in part to increases in compensation deferred by certain employees as well as market fluctuations in the underlying balances as compared to Interim 2022. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Amortization of intangible assets. Amortization of intangible assets in Interim 2023 increased over Interim 2022, as we began to amortize more intangible assets following our acquisition of Powerblanket in the first fiscal quarter of the 2023. Please refer to Note 2, "Acquisition," for more information regarding our acquisition.
Restructuring and other charges/(income). Restructuring and other charges/(income) was $2.7 million in Interim 2023 and zero in Interim 2022. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Interest expense, net. The increase in interest expense is primarily due to a higher average interest rate during Interim 2023, which was approximately 5% versus approximately 2% during Interim 2022. See Note 9, "Debt," for additional information on our long-term debt.
Other income/(expense). The increase in other income is primarily due to foreign currency gains, net in Interim 2023 versus losses, net in Interim 2022. The remaining variance is attributable to relatively more gains on the Company's non-qualified deferred compensation plan than in the prior year due to market fluctuations. These gains are materially offset by increased deferred compensation plan expense/(income) as noted above.
Income tax expense/(benefit). Our effective tax rate was 34.4% and 23.3% in Interim 2023 and Interim 2022, respectively. The increase in rate is almost entirely due to the Company's decision to exit its operations in the Russian Federation. During Interim 2023, we recorded a total pretax charge of $8,334 for which the Company does not anticipate receiving any tax benefits, except for releasing $1.0 million in Interim 2023 related to estimated withholding taxes at our Russian subsidiary. Refer to Note 12, “Income Taxes,” for additional detail.
Net income/(loss). The change in net income/(loss) is explained by the changes noted in the sections above.

Results of Operations - Nine-month periods ended December 31, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations for the nine months ended December 31, 2022 and 2021, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Nine Months Ended December 31,		Increase/(Decrease)
	2022	2021	$	%
Consolidated Statements of Operations Data:
Sales	$318,109	$253,090	$65,019	26%
Cost of sales	184,508	154,084	30,424	20%
Gross profit	133,601	99,006	34,595	35%
Operating expenses:
Selling, general and administrative expenses	83,046	66,820	16,226	24%
Deferred compensation plan expense/(income)	(499)	610	(1,109)	(182)%
Amortization of intangible assets	7,072	6,613	459	7%
Restructuring and other charges/(income)	2,668	(414)	3,082	(744)%
Income/(loss) from operations	41,314	25,377	15,937
Other income/(expenses):
Interest expense, net	(4,120)	(5,029)	909	(18)%
Other income/(expense)	(592)	(3,517)	2,925	(83)%
Income/(loss) before provision for income taxes	36,602	16,831	19,771	117%
Income tax expense/(benefit)	10,637	5,424	5,213	96%
Net income/(loss)	$25,965	$11,407	$14,558	128%

As a percent of sales:			Change in basis points
Gross profit	42.0%	39.1%	290 bps
Selling, general and administrative expenses	26.1%	26.4%	-30 bps
Income/(loss) from operations	13.0%	10.0%	300 bps
Net income/(loss)	8.2%	4.5%	370 bps

Effective tax rate	29.1%	32.2%
Nine Months Ended December 31, 2022 (“YTD 2023”) Compared to the Nine Months Ended December 31, 2021 (“YTD 2022”)
Revenues. Revenue increased in YTD 2023 compared to YTD 2022 due to strong performance in our US-LAM and Canada segments. US-LAM revenue increased $49.9 million, or 48%, while Canada revenue increased $28.7 million, or 35%. Revenues in these segments were bolstered in part by strong demand in our upstream and downstream Oil and Gas end markets. Additionally, our recent acquisition of Powerblanket in the US-LAM segment contributed $12.0 million in revenue growth in YTD 2023. These increases were partly offset by contraction in our EMEA segment, with a decrease in revenue of $(13.6) million, or (31)%. Revenue in our APAC segment was flat compared to YTD 2022. The ongoing effects of the Russo-Ukrainian war as well as the overall recessionary environment impacted the results in EMEA, while lingering COVID-19 lockdowns and their effects has delayed recovery in APAC. Separately, revenue was negatively impacted in YTD 2023 by foreign exchange rates by approximately, $11.2 million.
Point in time revenue and Over time revenue comprised 63% and 37% of sales in YTD 2023, respectively, and 60% and 40% in YTD 2022, respectively.
Gross profit and margin. Gross profit increased $34.6 million on greater sales volumes and greater profitability with gross margin improving by 290 bps. We delivered increased sales in both Over time sales as well as Point in time sales during YTD 2023, while more profitable point in time sales grew as a percent of the mix. Furthermore, YTD 2023 gross margin was augmented by improved gross margin due to customer price increases as well as operational efficiencies. However, these positive drivers were partially offset by $4.8 million, or 152 bps, associated with the charges in our Russian subsidiary, as well as incremental costs from global supply chain challenges. Separately, gross margin in YTD 2022 was diluted, in part, by warranty costs associated with the operational execution of a large project in our US-LAM segment that was completed in a prior year, which was somewhat offset by benefits from the Canadian Emergency Wage program ("CEWS"). Refer to Note 1, "Basis of Presentation," for more information on CEWS. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information regarding the charges in our Russian subsidiary.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $16.2 million in YTD 2023 compared to YTD 2022 driven by costs associated with greater sales activity resulting in increased salaries and benefits, incentive pay, commissions, travel, and marketing costs. In addition, costs increased in YTD 2023 due to the acquisition of Powerblanket. However, SG&A as a percent of sales decreased by 30 bps, which is attributable to continued sales growth coupled with prudent cost management.
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
Restructuring and other charges/(income). Restructuring and other charges/(income) was $2.7 million in YTD 2023 and (0.4) million in YTD 2022. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Amortization of intangible assets. Amortization of intangible assets increased in YTD 2023 as compared to YTD 2022, as we began to amortize more intangible assets following our acquisition of Powerblanket in the first fiscal quarter of the 2023. Activity within these accounts is driven by periodic straight-line amortization of our acquired intangibles.
Interest expense, net. Interest expense, net decreased in YTD 2023 as compared to YTD 2022 due primarily to lower average outstanding principal. Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income/(expense). The decrease in Other income/(expense) in YTD 2023 was primarily due to the debt extinguishment costs recognized in YTD 2022 that were absent in YTD 2023, as well as greater losses, net on foreign currency transactions in YTD 2022. The remaining change is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
    Income taxes. Income tax expense was $10.6 million in YTD 2023 on pre-tax income of $36.6 million compared to income tax expense of $5.4 million in YTD 2022 on pre-tax income of $16.8 million, an increase of $5.2 million in income tax expense. Our effective tax rate was 29.1% and 32.2% in YTD 2023 and YTD 2022, respectively. The YTD 2023 rate was impacted by the charges in our Russian subsidiary. Specifically, during Interim 2023, we recorded a total pretax charge of $8,334 for which the Company does not anticipate receiving any tax benefits, except for releasing $1.0 million in Interim 2023 related to estimated withholding taxes at our Russian subsidiary. During YTD 2022, we recorded discrete tax items totaling $0.7 million primarily related to withholding taxes in Canada and Russia.
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
At December 31, 2022, we had $35.4 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $9.4 million, or 27%, of these amounts were held in domestic accounts with various institutions and approximately $26.0 million, or 73%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada. We had $3.6 million of cash and cash equivalents held in our Russian subsidiary at December 31, 2022. Due to the uncertain nature of whether we can repatriate certain funds from our Russian subsidiary, $3.1 million was classified as restricted and therefore, not included in the cash and cash equivalents balance noted above. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $24.5 million of borrowings outstanding on our revolving credit facility at December 31, 2022. The $24.5 million was borrowed to support the acquisition of Powerblanket. Although subject to change and not required by our Credit Facility, we intend to pay back the outstanding balance within the next twelve months. Please refer to Note 2, "Acquisition," for more information regarding our acquisition.
For fiscal 2023, we expect our capital expenditures to approximate 2.0% to 2.5% of revenue. Additionally, we expect to pay $10.2 million in principal payments on our long-term debt, as well as $3.5 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $3.4 million, mostly related to long-term information technology contracts, of which $2.0 million are due within the next twelve months.
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
Second, we anticipate a multi-decades investment trend to emerge based on the rapidly increasing desire for industrial customers to electrify equipment to reduce their carbon footprint, which represents an opportunity for the Company. Thermon's process heating expertise will be a key factor in a successful, sustainable transition, and we expect to invest in additional resources to quickly respond to changing customer demand.
Finally, we will continue expanding our technology-enabled maintenance solutions, like our recently launched Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services.
These three initiatives will include incremental investments, as evidenced by our investment in our legacy business as well as our recent acquisition of Powerblanket, over a multi-year period, that we expect will result in a more diversified, sustainable, and profitable company over time.

Discussion and Analysis of Cash Flows

	Nine months ended December 31,
	(Dollars in thousands)
	2022	2021	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$31,605	$13,746	$17,859
Investing activities	(40,309)	(2,685)	(37,624)
Financing activities	6,729	(17,287)	24,016

Free Cash Flow:(1)
Cash provided by operating activities	$31,605	$13,746	$17,859
Less: Cash used for purchases of property, plant, and equipment	(5,173)	(2,920)	(2,253)
Plus: Sales of rental equipment	163	235	(72)
Free Cash Flow	$26,595	$11,061	$15,534
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
Operating Cash Flows
Operating cash flows increased in YTD 2023 as compared to YTD 2022 primarily due to an increase in net income of $14.6 million and less investments in net working capital accounts of $6.4 million, partly offset by relatively less non-cash items of $3.1 million.
Investing Cash Flows
Cash used in investing increased in YTD 2023 as compared to YTD 2022 primarily due to the acquisition of Powerblanket for $35.3 million on May 31, 2022. Refer to Note 2, "Acquisition," for more information. Additionally, we increased our capital expenditures by $2.3 million in YTD 2023 as compared to YTD 2022, mostly for machinery and equipment, including Temporary Power Solutions rental assets, as well as information technology assets.
Financing Cash Flows
Financing cash flows increased in YTD 2023 versus YTD 2022 primarily due to the drawdown on our Revolving Credit Facility in the amount of $32.0 million, of which we paid back $7.5 million in YTD 2023. The Revolving Credit Facility borrowings were used to acquire Powerblanket, as mentioned above.
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
We had $24.5 million of borrowings outstanding on our Revolving Credit Facility at December 31, 2022.
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
Free Cash Flow totaled $26.6 million for YTD 2023 as compared to $11.1 million for YTD 2022, the drivers of which are explained above under "Results of Operations."
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 55% of our YTD 2023 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2023, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar, the Euro, and the Russian Ruble. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $1.7 million for YTD 2023. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $2.0 million for YTD 2023. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.1 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.1 million net increase in net income for YTD 2023. Given a net loss for our Russian subsidiary in YTD 2023, a 10% appreciation of the U.S. dollar relative to the Ruble would result in a $0.9 million increase in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Ruble would result in a net decrease in net income of approximately $1.1 million for YTD 2023.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(0.1) million and $(1.6) million in YTD 2023 and YTD 2022, respectively.

As of December 31, 2022, we had approximately $2.5 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. As of December 31, 2022, the Company could not secure foreign currency contracts to reduce exposure to the Russian Ruble. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $11.2 million in YTD 2023 when compared to foreign exchange translation rates that were in effect in YTD 2022. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $17.6 million and $3.8 million in YTD 2023 and YTD 2022, respectively. The comparative decrease in YTD 2023 foreign currency translation losses is primarily due to the weakening of the Canadian dollar and Euro relative to the U.S. dollar as compared to YTD 2022. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).
    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the LIBOR and CDOR rate. As of December 31, 2022, we had $108.3 million of outstanding principal under our Term Loan Facilities and $24.5 million in borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on December 31, 2022 were 5.93% for the Canadian Term Loan Facility, 5.42% for the U.S. Term Loan Facility, and 5.63% for the U.S. Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.1 million increase or decrease, as applicable, in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On January 31, 2023, the board of directors of the Company amended and restated the Company’s bylaws to include language related to Rule 14a-19 as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (“Rule 14a-19”) and make certain related changes. The changes effected by the amendment and restatement of the Company’s bylaws (as so amended and restated, the “Amended and Restated Bylaws”) include, without limitation, the following:
•update the advance notice provisions for director nominations requiring stockholders using a universal proxy card to comply with the advance notice requirements of Rule 14a-19;
•require stockholders using a universal proxy card to confirm, upon the Company’s request, compliance with Rule 14a-19; and
•provide that the Company will disregard proxies solicited by stockholders using a universal proxy card if such stockholder fails to comply with the requirements of Rule 14a-19.
The Amended and Restated Bylaws are effective January 31, 2023. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 hereto and is incorporated by reference herein.
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 2, 2023	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)