Form 10-K
period 2023-03-31
Thermon Group Holdings, Inc.
filed 2023-05-25
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2022, was $506,846,812 based on the closing price of $15.41 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 24, 2023, the registrant had 33,513,794 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2023

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. The statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities in diverse regions and across industry sectors; (ii) our plans to secure more new facility project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to operate successfully in foreign countries; (iv) the outbreak of a global pandemic, including the current pandemic (COVID-19 and its variants); (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. and Canadian governments and European Union; (xxxi) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxii) climate change and related regulation of greenhouse gases. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g., "fiscal 2023," "fiscal 2022" and "fiscal 2021" relate to the Company's fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."
ITEM 1. BUSINESS
Business Overview
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, tubing bundles, heated blankets, and temporary power solutions), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our nine manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high-growth markets worldwide.
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
Our heated blankets are built upon patented heat spreading technology and we also offer portable industrial chillers. We are a leading expert in temperature control that provides patented standard and custom-made heating products, world-class industrial chillers and cooling wraps, and we operate an industrial heating e-commerce website.
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
Process Heating
    Thermon Heating Systems, or "THS," develops, designs and manufactures the following high quality and durable advanced industrial heating and filtration solutions, including the following categories:
•Environmental heating (branded as "Ruffneck," "Norsemen," and "Catadyne") - provides electric or gas-powered space heating for both hazardous and non-hazardous areas;
•Process heating (branded as "Caloritech") - provides highly engineered heating products to multiple end-markets with the purpose of heating and maintaining a process fluid at specified temperatures. Some products also serve the transportation sector with both radiant and convection-style heating;
•Filtration (branded as "3L Filters") - provides highly specialized filtration solutions for the most stringent environments, including the nuclear industry; and
•Rail and Transit (branded as "Hellfire," "Velocity," "ArcticSense" and others) - provides heating applications to both rolling stock (rail cars) and rail infrastructure (track and switch).

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
Manufacturing and Operations
We have nine manufacturing facilities and two smaller assembly facilities, which complement our manufacturing operations. Most of our heat tracing products are manufactured in our facility in San Marcos, Texas, including flexible heating cables, control systems and tubing bundles. Process Heating products are primarily manufactured at our Canadian facilities. We have smaller manufacturing locations in Salt Lake City, Utah, the Netherlands, and we have small assembly operations in Pune, India and Houston, Texas. We maintain a high level of operational efficiency and excellent quality standards in all our manufacturing facilities through the use of automated processes and rigorous quality control checkpoints and procedures.
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
Pre-insulated tubing products are manufactured in our facilities in San Marcos, Texas and Pijnacker, the Netherlands and are primarily made to the individual customer’s specifications. The process includes application of a thermal insulation over one or more process tubes, along with an electric heat trace cable or steam heating tube, and a protective plastic outer jacket that is extruded onto the bundle to protect the insulation.
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
Thermon transportation heating products are assembled at our facilities in Edmonton, Alberta and Denver, Colorado. We are also expanding assembly capabilities at our San Marcos, Texas facility. This includes both solutions for rail car heating and rail track heating.
Our heated blankets and certain chiller blankets and related products are manufactured and shipped at our Salt Lake City, Utah facility, which also serves as our headquarters for the recently acquired Powerblanket brand.

Our primary distribution centers are located in San Marcos, Texas; Calgary, Alberta; and Pijnacker, the Netherlands. Inventory is typically shipped from these distribution centers directly to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate maintenance and repair requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the United States, a network of representatives maintain safety stocks of core products. In Canada, customers are serviced from the five manufacturing locations in Calgary, Edmonton, Fort McMurray, Orillia and Oakville. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Mexico City, Mexico. Thermon aims to have inventory available close to the customer to fulfill urgent needs.
Customers
We serve a broad base of large multinational customers, many of which we have served for more than 65 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2023, 2022, or 2021.
Marketing
Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of large projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for maintenance, repairs and upgrades. In addition to focused EPC sales, Thermon is actively engaged in commercial strategies to address a diversified mix of customers in our key end markets. Revenue diversification is a key long-term strategic initiative for the business. We believe that we have established our credibility as a reliable provider of high-quality process heating products. In addition, we believe that our registered trademarks in the United States and numerous additional brand names are recognized globally, giving us excellent brand recognition.
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
Markets
    The major end markets that drive demand for process heating include chemical and petrochemical, up-, mid- and downstream oil, gas, power generation, commercial and rail and transit. We believe there are attractive long-term trends in each of these end markets. In addition, our products are increasingly being leveraged in energy transition markets as industry looks to electrification as a means of decarbonizing operations. The primary energy transition end markets and applications include, but are not limited to, biofuels, hydrogen, thermal energy storage, and carbon capture.
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
•Gas. Process heating is in the production and transmission of gas in upstream, midstream, and downstream applications. Despite recent market volatility, gas markets have remained resilient over the last twelve months, especially as a feedstock for petrochemical plants, and represent a significant and growing addressable market for our value-added solutions. This includes the global and growing market for liquefied natural gas (LNG) compression and regasification facilities, which has been accelerated by the war in Ukraine and the resulting need for Europe to reduce reliance on Russian oil and gas.
•Oil. Process heating is used to facilitate the exploration, production, processing, transportation and distribution of oil and oil-based energy products in upstream, midstream, and downstream oil applications. While the demand forecast for oil can be unpredictable, we have a sizable installed base that provides recurring revenue, especially in the downstream refining market.
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
•Energy Transition/Decarbonization. Regulatory and societal pressures and cost competitiveness are increasingly leading our customers to invest in decarbonization technologies that help reduce their carbon emissions. Electrification of process heating is a trend we are benefiting from across all of our existing end markets noted above, and the adoption of new technologies is providing additional opportunities in new end markets. Examples include, but are not limited to, biofuels, hydrogen, thermal energy storage, and carbon capture. The primary drivers for our existing products are the direct electrification of carbon-intensive products, the reduction of greenhouse gas emissions, and more competitive total installed cost.
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
    The industrial process heating market, which includes industrial heat tracing, tends to be fairly fragmented with several smaller companies serving discrete local markets with limited offerings. Our competitors vary by end-market, but generally we view nVent Electric, NIBE, Watlow and Spirax Sarco as competitors in various areas across the spectrum of end-markets we serve.
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
Our board of directors provides important oversight on certain human capital matters through its Human Capital Management and Compensation Committee (the "HCMC Committee"). The HCMC Committee maintains oversight over our strategic direction for various people-related business strategies, including our compensation and benefit programs, leadership succession planning, culture, diversity, equity and inclusion, and talent development programs. The Company’s management proactively manages our human capital and cares for our employees in a manner that is consistent with our values.
Employee Health and Safety
We believe nothing is more important than the health, safety, and well-being of our people. We work hard to achieve best in class levels of safety through the application of policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking. We hold regular talks and events on key safety topics, including reporting all injuries, hazards, near-misses, and case management to prevent recurrence. We also participate in industry groups, within and outside the manufacturing, construction, and energy sectors, to share safety best practices and collaborate to address safety concerns.
Our Safety Record
Any loss of life or serious injury in the workplace is unacceptable. We did not have any fatal incidents at any of our facilities or job sites in fiscal 2023. We primarily track two key safety indicators in monitoring our safety efforts, total recordable incident rate (“TRIR”) and lost-time incident rate (“LTIR”). Our TRIR increased from 0.3 in fiscal 2022 to 0.4 in fiscal 2023 and our LTIR increased from 0.0 to 0.1 in the same periods. TRIR and LTIR are defined as the Company’s number of recordable injuries/loss time, respectively, experienced by employees during the fiscal year multiplied by 200,000 divided by the number of man hours worked during the fiscal year.
In addition to TRIR and LTIR, we also measure total near miss and hazard ID reporting as well as case management metrics. These aid in accident prevention, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.
Workforce Breakdown
At March 31, 2023, we employed 1,405 employees, of which 42.3% were located in the US-LAM, 36.8% in Canada, 9.1% located in EMEA, and 11.7% located in APAC. We also contracted with 131 contingent workers at March 31, 2023. Our 12-month rolling voluntary turnover rate as of March 31, 2023, was 17.7% compared to the 2022 U.S. manufacturing industry average of 27.7% according to the U.S. Bureau of Labor Statistics ("BLS") Job Openings and Labor Turnover Survey. Our fiscal year differs from the period covered by the BLS study, but we believe it is the best proxy to benchmark against. We are committed to reducing our voluntary turnover. Approximately 0.3% of our global employees are covered by a collective bargaining agreement. We have not experienced any union-related work stoppages in the past, and we believe that our working relationship with our employees is positive.
Diversity, Equity, and Inclusion
We believe in the benefits of an inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire innovative ideas and decisions. We have locations in 15 countries, and our employees operate across cultures, functions, unique languages, and time zones to solve the technical and logistical challenges presented by a worldwide customer base. Our diversity statistics include the following as of March 31, 2023, (based on self-reporting at the date of hire): 25.6% of our employees worldwide identify as female; 25.9% of our employees in the U.S. identify as female, and 48.1% of our employees in the U.S. identify as a racial or ethnic minority.
In fiscal 2023, we expanded diversity metrics already in place that directly affect the short-term incentive payments for Vice Presidents, in addition to our executive officers. These metrics are specific to our U.S. and Canadian salaried workforce and include increasing diversity in candidate interview slates; decreasing new hire turnover of diverse talents; and increasing overall diversity.
We know we have more to do when it comes to increasing the representation of historically underrepresented groups within our global workforce, and we are taking action to ensure Thermon is an employer of choice for diverse candidates.
Talent Development
The Company supports and invests in talent development and provides continuing education opportunities and professional development for our employees. We use a robust performance management by objective process that identifies goals and reinforces the Company's values through an evaluation process twice per year. Furthermore, the ‘Level Up’ job structure for direct labor employees yielded a number of promotions which is key to the upskilling of our workforce and aided in the retention of our workforce.
Compensation and Benefits
We provide competitive compensation and benefits programs to help meet the needs of our employees and to attract and retain talent. In addition to salaries, all regular full and part-time employees globally have an opportunity to earn an annual short-term incentive. Benefits vary by country and region, but our U.S. and Canadian employees have a retirement plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, flexible work schedules (where appropriate), employee assistance programs, tuition assistance, and scholarship programs for children and grandchildren of employees.
In addition to our broad-based programs, we use targeted equity-based grants with vesting conditions to facilitate retention of key personnel, particularly those with critical domain expertise necessary to deliver on the long-term strategic initiatives of the Company.
Employee Retention
Thermon was impacted by the post-pandemic-era trend of voluntary employee departures. In the U.S. alone, more than four million people left their jobs each month in calendar year 2022 according to the U.S. Bureau of Labor Statistics. Thermon’s global voluntary turnover in fiscal 2023 was up 10.7% over the prior year. As a result, the Company implemented new strategies to improve retention and career satisfaction. These strategies included improvements in direct labor and research & development wages and benefits, targeted compensation pools, and career path development for direct labor and our accounting department.
Seasonality
Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those customers in the oil, gas, refining, chemical processing and transportation markets. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. In addition, quarterly revenues for the heat tracing business are impacted by the significance and timing of large projects that may occur at any given time.
Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of demand for our heat tracing products. Most of our heat tracing customers perform preventative maintenance prior to the winter season, typically making our second and third fiscal quarters the largest for related revenue. However, revenues from projects are not seasonal and depend on the capital spending environment and project timing. Our operating expenses remain relatively consistent with some variability related to the overall headcount of the Company.

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
Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices, which can be volatile. In recent years, we have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in the United States and Canada. The impact on oil and gas commodity markets has further been impacted by the Russo-Ukrainian war. A sustained downturn in the capital expenditures of our customers, whether due to the significant volatility in the market price of oil and gas or demand for oil and gas products, may delay projects, decrease demand for our products and services, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Such volatility, including the perception that it might continue, could also have a significant negative impact on the market price of our common stock.
As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability, cash flows, or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have an adverse effect on our business and financial condition.
For fiscal 2023, approximately 56% of our revenues were generated outside of the United States, and approximately 21% were generated outside of North America. One of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world; however, we may be unsuccessful in expanding our international business.
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
The outbreak of a global pandemic, such as the pandemic caused by the novel strain of coronavirus (COVID-19) and its variants, and the measures taken in response thereto could have an adverse effect on our business, results of operations and financial condition.
Our business, financial condition, results of operations and cash flows may be adversely affected if a global pandemic, including the COVID-19 pandemic and its variants, interferes with the ability of our employees, vendors and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic has caused significant volatility in the global economy. Public health problems resulting from COVID-19 and safety measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted the businesses of our customers, suppliers and distribution partners, and disrupted our operations, and may continue to do so on an ongoing basis. For example, precautionary measures instituted by government authorities and sanitization procedures adopted to protect our employees in response to the COVID-19 pandemic required us to temporarily suspend operations at certain of our sales offices and manufacturing facilities during the initial onset of the COVID-19 pandemic in 2020.
Changes in our operations around the world in response to a global pandemic or employee illnesses resulting therefrom may result in inefficiencies or delays, including delays in sales and product development efforts, delays to our strategic plans, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. In addition, changes in the operations of our suppliers in response to a pandemic may also result in disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability. Finally, a pandemic could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home, potentially requiring new processes, procedures, and controls.
An economic downturn due to a global pandemic has in the past resulted, and could in the future result in reduced demand for our products and services. The severity and longevity of such pandemic may cause customers to suspend their decisions on using our products and/or services and give rise to significant changes in regional and global economic conditions that could delay or interfere with the capital spending of our customers, which could have a material impact on our consolidated business, results of operations and financial condition in our fiscal year ending March 31, 2023 and beyond. A global pandemic could also have the effect of heightening other risks described elsewhere in these Risk Factors.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2023 was $163.3 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control and difficult to forecast. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.
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
Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in our principal end markets, including the energy, chemical processing and power generation industries. If we fail to replace completed or canceled large projects with new order volume of the same magnitude, our backlog will decrease and our future revenue and financial results may be adversely affected. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.
Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.

We have substantial indebtedness. At March 31, 2023, we had $98.4 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to (i) take any of these actions or that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; (ii) obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (iii) make strategic acquisitions or investments or enter into alliances; (iv) withstand a future downturn in our business or the economy in general; (v) engage in business activities, including future opportunities, that may be in our interest; and (vi) plan for or react to market conditions or otherwise execute our business strategies.
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
Our gross margins depend, in part, on our revenue mix. Although large project revenues, which provide for an ongoing stream of future high-margin revenues, are critical to our success and growth, increased large project revenues can adversely affect our gross margin.
Typically, both large project and maintenance customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, during fiscal year ended March 31, 2023, project-related revenue accounted for approximately 37% of our total revenue. Although project revenues, which provide for an ongoing stream of future high-margin maintenance revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin project revenues relative to historical levels could adversely affect our gross margins and results of operations.
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
Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the United States, Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Russian Ruble, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2023, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $15.1 million. During fiscal 2022, the value of the U.S. Dollar overall weakened in relation to the principal non-U.S. currencies from which we derive revenue, which positively impacted revenue by $5.9 million. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthen relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.
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
We test goodwill and indefinite-life intangible assets for impairment on an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2023, our goodwill and other intangible assets balance was $313.6 million, which represented 48% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
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
Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice (the “DOJ”), the SEC, the IRS, the U.S. Department of Treasury, the U.S. Department of State, Customs and Border Protection, Bureau of Industry and Security (“BIS”), Office of Anti-Boycott Compliance (“OAC”) and Office of Foreign Asset Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. Since the commencement of the Russo-Ukranian war in 2022, many of these regulations have expanded significantly and become increasingly complex. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. For example, in 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies. Any alleged or actual violations of these regulations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products or provide services outside the U.S. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
We derived approximately 2%, 5%, and 8% of our revenue from our subsidiary incorporated in Russia in the fiscal years ended March 31, 2023, 2022 and 2021, respectively. The Russo-Ukrainian war has negatively impacted our operations, sales, and future growth prospects in that region. The U.S., Canada, and European Union and other governments have imposed sanctions restricting companies from conducting business with specified Russian, Belarusian and Ukrainian individuals and companies. As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in Russia, and, on January 31, 2023, the board of directors authorized the Company to withdraw from its operations in the Russian Federation, through a planned disposition of its Russian subsidiary.

Further escalation of geopolitical tensions related to the war, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower customer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have a material impact on our operations in the region or on our financial results. At March 31, 2023, backlog associated with our Russian affiliate was $12.1 million. The Russo-Ukrainian war could also have the effect of heightening other risks described elsewhere in these Risk Factors.
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
•the timing of completion of large projects;
•costs associated with regulatory compliance;
•competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; and
•the seasonality of demand for maintenance orders, which is typically highest during our second and third fiscal quarters.
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
Our principal manufacturing and warehousing operations are located at our facilities in San Marcos, Texas. We own our principal manufacturing and warehousing facilities, and lease one ancillary manufacturing facility in San Marcos, Texas. All our reportable segments utilize our San Marcos, Texas facilities. In addition, we have offices and/or manufacturing and assembly locations in Houston, Texas, Denver, Colorado, Canada, Salt Lake City, Utah, the Netherlands, France, United Kingdom, Germany, Russia, Mexico, China, Korea, Japan, India, Australia, and Bahrain. All our manufacturing facilities are registered to International Organization for Standardization (ISO) 9001 quality standards. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company trades on the NYSE under the symbol "THR." On May 24, 2023, the closing sale price of our common stock, as reported by the NYSE, was $22.94. As of May 24, 2023, there were approximately 15 holders of our common stock of record.
Stock Performance
    The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, and (ii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. The plotted points in the line graph are based on the closing price on the last trading date of the period. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2018 (the last day of our fiscal 2018), and assumes the reinvestment of dividends, as applicable. The stock price performance shown below is not necessarily indicative of future price performance.

175
150
125
100
75
50
25
0
Index Value ($)
03/31/18
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23
Period Ended
Thermon Group Holdings, Inc. (THR)
iShares Russell 2000 index (IWM)
S&P SmallCap 600 Energy

	March 31, 2018	March 31, 2019	March 31, 2020	March 31, 2021	March 31, 2022	March 31, 2023
Thermon Group Holdings, Inc.	$100.00	$109.37	$67.25	$86.97	$72.29	$111.20
iShares Russell 2000 Index	$100.00	$102.11	$77.74	$151.44	$142.13	$125.48
S&P 600 SmallCap 600 Energy	$100.00	$77.72	$15.75	$45.94	$73.19	$67.48
    The information in this "Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Dividend Policy

Since our initial public offering in May 2011, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. We also use our cash to make unscheduled principal repayments on our debt over and above the required amounts.
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
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in the Russian Federation, and, on January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. We announced this decision in a current report on Form 8-K dated February 2, 2023. In fiscal 2023, we recorded total charges of $12.6 million related to the Russia Exit as well as $0.2 million in transaction costs to prepare for the disposal of the subsidiary. We expect to complete the Russia Exit by the end of the second fiscal quarter of fiscal 2024, subject to the receipt of the requisite regulatory approvals.
Our Russian affiliate represented approximately 2% of Thermon’s worldwide revenue during fiscal 2023.
The Company continues to invest in our three long-term strategic initiatives. First, we expect to diversify our revenues into adjacent markets like commercial, food & beverage, transportation and other non-oil and gas industries where we can continue to differentiate our offerings through quality, safety and customer service, while also aligning Thermon’s strategy around the energy transition toward a more sustainable global economy. Second, we anticipate a multi-decades investment trend to emerge based on the rapidly increasing desire for industrial customers to electrify equipment to reduce their carbon footprint, which represents an opportunity for the Company. Thermon's process heating expertise will be a key factor in a successful, sustainable transition, and we expect to invest in additional resources to quickly respond to changing customer demand. Finally, we will continue expanding our technology-enabled maintenance solutions, like our recently launched Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. Our efforts to diversify the business's end markets is starting to show early signs of success through increased customer engagement in diversified end markets such as rail and transit, food and beverage, commercial and power. Additionally, we are continuing to receive orders from key customers related to our recently launched Genesis Network technology, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. We are benefiting from the increasing global demand for our solutions, particularly in North America.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at March 31, 2023 was $163.3 million as compared to $156.2 million at March 31, 2022. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor costs. Additional costs of sales include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, electronic components and other miscellaneous parts related to products manufactured or assembled. Raw material costs have been stable in the past; however, we are experiencing an increase in costs of these materials due to: use of alternate suppliers, higher freight costs, increased lead times, expedited shipping and other inflationary factors. Also, we have seen labor inefficiencies and increased overtime in certain of our facilities due to temporary shortages in raw materials required for production, as well as time and attendance issues and labor shortages in certain of our facilities. We cannot provide any assurance that we will continue to be able to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
Operating expenses. Our selling, general, and administrative expenses ("SG&A") are primarily comprised of compensation and related expenses for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses and other expenses related to research and development, insurance, professional fees, the global integrated business information system, and provisions for bad debts.
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
We tend to experience lower margins from our design optimization, engineering, installation and maintenance services, which are typically large projects tied to our customers' capital expenditure budgets and are comprised of more than $0.5 million in total revenue. For clarity, we will refer to these as "Over time large projects." Our results of operations in recent years have been impacted by the various construction phases of Over time large projects. We are typically designated as the heat tracing or heating system engineering provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest projects may generate revenue for several quarters. In the early stages of an Over time large project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers.
Projects which do not require installation and maintenance services are smaller in size and representative of maintenance, repairs and small upgrades necessary to improve efficiency and uptime. These small projects are typically tied to our customers operating expense budgets, are generally less than $0.5 million in total revenue, and have relatively higher profit margins. We will refer to such projects as "Over time small projects."
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Year-Ended March 31, 2023	Year-Ended March 31, 2022	Year-Ended March 31, 2021
Point in time	63%	60%	59%
Over time:	37%	40%	41%
Small projects	15%	16%	16%
Large projects	22%	24%	25%
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
Our turnkey projects, or fixed fee projects, offer our customers a comprehensive solution for heat tracing from the initial planning stage through engineering/design, manufacture, installation and final proof-of-performance and acceptance testing. Turnkey services also include project planning, product supply, system integration, commissioning and ongoing maintenance. Turnkey solutions, containing multiple deliverables, are customer specific and do not have an alternative use and present an unconditional right to payment, and thus are treated as a single performance obligation with revenues recognized over time as work progresses.
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
•Cyclicality of end users' markets. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, oil, gas, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Large projects historically have been a substantial source of revenue growth, and large project revenues tend to be more cyclical than maintenance and repair revenues. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. Refer to Note 2, "Acquisition," for more discussion of our recent acquisition.

Results of Operations
The following table sets forth data from our statements of operations for the periods indicated.

	Fiscal Year Ended March 31,		Increase/(Decrease)
(Dollars in thousands)	2023	2022	$	%
Consolidated Statements of Operations Data:
Sales	$440,590	$355,674	$84,916	24%
Cost of sales	255,465	215,556	39,909	19%
Gross profit	185,125	140,118	45,007	32%
Operating expenses:
Selling, general and administrative expenses	117,003	93,054	23,949	26%
Deferred compensation plan expense/(income)	(208)	283	(491)	(173)%
Amortization of intangible assets	9,447	8,790	657	7%
Restructuring and other charges/(income)	3,693	(414)	4,107	(992)%
Income/(loss) from operations	55,190	38,405	16,785	44%
Other income/(expenses):
Interest expense, net	(5,871)	(5,815)	(56)	1%
Other income/(expense)	(86)	(4,165)	4,079	(98)%
Income/(loss) before provision for income taxes	49,233	28,425	20,808	73%
Income tax expense/(benefit)	15,567	8,333	7,234	87%
Net income/(loss)	$33,666	$20,092	$13,574	68%

As a percent of sales:
Gross profit	42.0%	39.4%	260 bps
Selling, general and administrative expenses	26.6%	26.2%	40 bps
Income/(loss) from operations	12.5%	10.8%	170 bps
Net income/(loss)	7.6%	5.6%	200 bps

Effective tax rate	31.6%	29.3%
Year Ended March 31, 2023 ("fiscal 2023") Compared to the Year Ended March 31, 2022 ("fiscal 2022")
Revenues. Revenue increased in fiscal 2023 compared to fiscal 2022 due to strong performance in our US-LAM and Canada segments. US-LAM revenue increased $55.0 million, or 36%, while Canada revenue increased $38.5 million, or 33%. Revenues in these segments were bolstered in part by strong demand from general industrial, upstream and downstream oil end markets, plus moderate growth in our diversified end markets such as rail and transit, renewables, and commercial. Additionally, our recent acquisition of Powerblanket in the US-LAM segment contributed $17.1 million in revenue growth in fiscal 2023. Revenue in our APAC segment increased $3.0 million, or 10% versus fiscal 2022. These increases were partly offset by contraction in our EMEA segment, with a decrease in revenue of $(11.6) million, or (21)%. The ongoing effects of the Russo-Ukrainian war as well as the overall recessionary environment impacted the results in EMEA. Separately, revenue was negatively impacted in fiscal 2023 by foreign exchange rates by approximately $15.1 million, though partially offset by the inverse effect within cost of sales.
Point-in-time sales grew $62.5 million and Over time sales grew $22.4 million compared to fiscal 2022. Our sales mix in fiscal 2023 was 63% Point in time sales and 37% Over time sales as compared to 60% Point in time sales and 40% Over time sales in fiscal 2022.
    Gross profit. Gross profit increased in fiscal 2023 versus fiscal 2022 on greater sales volume and higher gross profit margin, as gross profit margin increased by 260 bps. This was primarily driven by our product mix, as we increased our Point in time sales (generally higher margin sales) at a higher rate than in fiscal 2022. Furthermore, gross margin was augmented by customer price increase realization, and improved margins on design, design and supply, and design, supply and installation projects. Although we faced elevated costs related to material sourcing and labor headwinds, increases in volume and favorable product mix more than offset these effects. Partially offsetting these positive drivers was a charge of $4.3 million associated with the Russia Exit.

Selling, general and administrative expenses. The increase in SG&A is due to costs associated with greater sales activity resulting in increased salaries and benefits, incentive pay, commissions, travel, and marketing expenses. In addition, expenses increased in fiscal 2023 due to the acquisition of Powerblanket. We also recognized a charge of $4.6 million related to the Russia Exit in SG&A. SG&A as a percent of sales increased by 40 bps based on the above reasons.
Amortization of intangible assets. The increase of amortization is due to adding certain intangible assets through our acquisition of Powerblanket. Refer to Note 2, "Acquisition."
Deferred compensation plan expense/(income). The change in deferred compensation plan activity is primarily attributable to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on related investment assets.
Restructuring and other charges/(income). Restructuring and other charges/(income) increased in fiscal 2023 due to charges associated with the Russia Exit in the amount of $3.7 million. Other portions of the total $12.6 million charge are discussed in SG&A and Gross profit above. Refer to Note 14, "Restructuring and Other Charges/(Income)" for additional details.
Interest expense, net. Interest expense, net was relatively flat as compared to fiscal 2022. Although we have paid down approximately $27 million in long-term debt, we borrowed against our revolving credit facility to acquire Powerblanket and our interest rate has increased throughout fiscal 2023. At the end of fiscal 2022, interest rates were 2.62% for the Canadian Term Loan Facility and 1.96% for the U.S. Term Loan Facility. As of March 31, 2023, interest rates were 6.27% for the Canadian Term Loan Facility, 5.59% for the U.S. Term Loan Facility, and 6.16% for the U.S. revolving credit facility. Our average outstanding principal, measured at the end of each quarter, including any applicable revolving credit facility balance outstanding, was $135.0 million in fiscal 2023 versus $137.4 million in fiscal 2022. See Note 12, "Long-Term Debt," for additional information.
Other income/(expense). The change in other income/(expense) primarily relates to our debt extinguishment charges of $2.6 million in fiscal 2022, as we refinanced our senior secured credit facility, and a decrease in foreign exchange losses of $1.8 million. We did not have corresponding charges in fiscal 2023. See Note 12, "Long-Term Debt," for additional information on our long-term debt and the refinancing of our senior secured credit facility.
Income taxes. Income tax expense was $15.6 million or 31.6% on pretax income of $49.2 million in fiscal 2023 as compared to an income tax expense of $8.3 million on a pretax income of $28.4 million in fiscal 2022. Our losses with regard to the Russia Exit, totaling $12.6 million, have no significant tax benefit. Excluding the tax effect of the Russia Exit, our effective tax rate would have been 25.1% in fiscal 2023. Our fiscal 2022 effective tax rate of 29.3% was within the upper end of the expected range of combined tax expense for the United States and foreign subsidiaries in which we operate. See Note 18, “Income Taxes,” for further information.
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
Year Ended March 31, 2022 ("fiscal 2022") Compared to the Year Ended March 31, 2021 ("fiscal 2021")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on May 26, 2022 for a discussion of the results of operations in fiscal 2022 as compared to fiscal 2021.
Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2023, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
    For information on legal proceedings, see Note 15, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 7.
    To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2023, we had in place standby letters of credit, bank guarantees and performance bonds totaling $30.8 million to back our various customer contracts. In addition, our Indian subsidiary also has $4.4 million in customs bonds outstanding. Refer to Note 15, "Commitments and Contingencies" for more information on our letters of credit and bank guarantees.
Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents. At March 31, 2023, we had $35.6 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $5.9 million, or 16%, of these amounts were held in domestic accounts with various institutions and approximately $29.8 million, or 84%, of these amounts were held in accounts outside of the United States with various financial institutions. While we have cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada.
Generally, we seek to maintain a cash and cash equivalents balance between $30.0 and $40.0 million. We will encounter periods where we may be above or below this range, due to, for example, inventory buildup for anticipated seasonal demand in fall and winter months, related cash receipts from credit sales in months that follow, debt maturities, restructuring activities, larger capital investments, severe and/or protracted economic downturns, acquisitions, or some combination of the above activities. The Company continues to manage its working capital requirements effectively through optimizing inventory levels, doing business with creditworthy customers, and extending payments terms with its supplier base.
Senior secured credit facility
See Note 12, “Long-Term Debt” to our consolidated financial statements and accompanying notes thereto included in Item 8 of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 7. At March 31, 2023, we had $14.5 million outstanding borrowings under our revolving credit facility and $83.7 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $16.3 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments, despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of March 31, 2023, we had $97.9 million of outstanding principal on our term loan A facility, net of deferred debt issuance costs. Commencing January 1, 2022, each of the Term Loans will amortize as set forth in the table below, with payments due on the first day of each January, April, July and October, with the balance of each Term Loan Facility due at maturity.

Installment Dates	% of Original Principal Amount
January 1, 2022 through October 1, 2022	1.25%
January 1, 2023 through October 1, 2024	1.88%
January 1, 2025 through July 1, 2026	2.50%
Future capital requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next 12 months and the foreseeable future.
For fiscal 2024, we expect our capital expenditures to approximate 3.5% to 4.0% of revenue. Additionally, we will be required to pay $10.2 million in principal payments and approximately $7.0 million in interest payments on our long-term debt in the next 12 months. Our estimate of interest expense above was derived from our variable interest rates at March 31, 2023, and is subject to change. See further details Note 12, "Long-Term Debt." We also have payment commitments of $1.6 million, mostly related to long-term information technology contracts, of which $1.5 million are due within the next 12 months.

	Year Ended March 31,
(Dollars in thousands)	2023	2022	2021
Total cash provided by/(used in):
Operating activities	$57,714	$28,754	$30,289
Investing activities	(44,555)	(4,531)	(7,832)
Financing activities	(13,465)	(22,658)	(28,205)

Free Cash Flow(1)
Cash provided by operating activities	$57,714	$28,754	$30,289
Less: Cash used for purchases of property, plant, and equipment	(9,453)	(5,220)	(8,132)
Plus: Sales of rental equipment	197	689	300
Free Cash Flow	$48,458	$24,223	$22,457

(1) "Free Cash Flow" is a non-GAAP financial measure, which we define as net cash provided by operating activities less cash used for the purchase of property, plant, and equipment, net of sales of rental equipment and proceeds from sales of land and buildings. Free Cash Flow is one measure management uses internally to assess liquidity. Our calculation may not be comparable to similarly titled measures reported by other companies. See further discussion of Non-GAAP Financial Measures below.
Year Ended March 31, 2023 ("fiscal 2023") Compared to the Year Ended March 31, 2022 ("fiscal 2022")
Net cash provided by/(used in) operating activities. Net cash provided by operating activities increased versus fiscal 2022. The increase is mostly attributable to better relative performance in our working capital accounts of $19.9 million, and strong change in net income in the fiscal year of $13.6 million, partially offset by relatively less cash provided by other miscellaneous items of $4.5 million.
Net cash provided by/(used in) investing activities. Activity in fiscal 2023 relates to borrowing for the acquisition of Powerblanket, as well as increased purchasing of fixed assets, primarily to maintain the existing operations of the business plus purchases and sales of equipment in our rental business.
Net cash provided by/(used in) financing activities. The comparative decrease in the use of cash in financing activities mostly attributable to higher principal payments on our revolving credit facilities and term loans, though these were more than offset by increased proceeds from our revolving credit facility in fiscal 2023 compared to fiscal 2022. The revolving credit facility was used to fund our acquisition of Powerblanket.
Free Cash Flow (Non-GAAP)
In addition to evaluating our cash flow generation based upon operating, investing, and financing activities, the Company believes that Free Cash Flow as used in this section may provide investors and key stakeholders with another important perspective regarding our performance. The Company does not intend for this non-GAAP metric to be a substitute for the related GAAP measure, nor should it be viewed in isolation and without considering all relevant GAAP measurements. Moreover, our calculation may not be comparable to similarly titled measures reported by other companies. Refer to the reconciliation of cash provided by/(used in) operating activities to Free Cash Flow under "Non-GAAP Financial Measures" above.
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
Free Cash Flow totaled $48.5 million for fiscal 2023 as compared to $24.2 million for fiscal 2022, an increase comparatively, primarily due to higher cash flows from operations. Free Cash Flow for fiscal 2021 was $22.5 million driven primarily by strong cash flows from operating activities.
Year Ended March 31, 2022 ("fiscal 2022") Compared to the Year Ended March 31, 2021 ("fiscal 2021")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on May 26, 2022 for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2022 as compared to fiscal 2021.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. In addition, we do not have any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Critical Accounting Policies and Estimates
    The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Our most significant financial statement estimates include revenue recognition, valuation of goodwill and other intangible assets, and accounting for income taxes.
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
Valuation of goodwill and other intangible assets. Refer to Note 1, "Organization and Summary of Significant Accounting Policies" of our consolidated financial statements included below in Item 8 of this annual report for further discussion.
Accounting for income taxes. Refer to Note 1, "Organization and Summary of Significant Accounting Policies" of our consolidated financial statements included below in Item 8 of this annual report for further discussion.
Non-GAAP Financial Measures
    Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," and "Free Cash Flow," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share" ("Adjusted EPS") represents net income attributable to Thermon before costs related to acceleration of unamortized debt costs, the tax benefit from income tax rate reductions in certain foreign jurisdictions, withholding tax on dividend related to the debt amendment, amortization of intangible assets, transaction-related costs, the income tax effect on any non-tax adjustments, costs associated with our restructuring and other income/(charges), other impairment charges/(income), loss on debt extinguishment, and income related to the Canadian Emergency Wage Subsidy, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, impairment and other charges/(income), loss on debt extinguishment, costs associated with our restructuring and other income/(charges), and income related to the Canadian Emergency Wage Subsidy. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment and proceeds from sales of land and buildings.
    We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, or Adjusted Net Income. Adjusted EPS, Adjusted EBITDA, and Adjusted Net Income should be considered in addition to, not as substitutes for, income from operations, net income, net income per share, and other measures of financial performance reported in accordance with GAAP. We provide Free Cash Flow as one measure of our liquidity. Note that our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted Net Income, and Free Cash Flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income/(loss) to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
(Dollars in thousands)	2023	2022	2021
Net income/(loss)	$33,666	$20,092	$877
Interest expense, net	5,871	5,815	10,185
Income tax expense/(benefit)	15,567	8,333	(1,521)
Depreciation and amortization	19,231	20,205	20,722
EBITDA (non-GAAP)	$74,335	$54,445	$30,263
Stock-based compensation	5,954	3,803	3,728
Transaction-related costs	335	—	—
Restructuring and other charges/(income)	3,693	(414)	8,623
Impairment and other charges/(income)	8,945	—	—
Loss on debt extinguishment	—	2,569	—
Canadian Emergency Wage Subsidy	—	(1,952)	(6,412)
Adjusted EBITDA (non-GAAP)	$93,262	$58,451	$36,202
The following table reconciles net income/(loss) to Adjusted Net Income and Adjusted EPS for the periods presented:

	Year ended March 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Net income/(loss)	$33,666	$20,092	$877
Acceleration of unamortized debt costs	—	—	510
Tax expense/(benefit) for impact of rate reduction in foreign jurisdictions	—	505	332
Withholding tax on dividend related to debt amendment	—	301	—
Amortization of intangible assets	9,447	8,790	9,445
Transaction-related costs	335	—	—
Restructuring and other charges/(income)	3,693	(414)	8,623
Impairment and other charges/(income)	8,945	—	—
Loss on debt extinguishment	—	2,569	—
Canadian Emergency Wage Subsidy	—	(1,952)	(6,412)
Tax effect of financial adjustments	(3,307)	(1,999)	(2,450)
Adjusted net income (non-GAAP)	$52,779	$27,892	$10,925

Adjusted-fully diluted earnings per common share (non-GAAP)	$1.56	$0.83	$0.33

Fully-diluted common shares - non-GAAP basis (thousands)	33,746	33,515	33,341
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 56% of our fiscal 2023 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in Other income/(expense). The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2023 and 2022, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $7.0 million and $7.3 million, respectively.
During fiscal 2023, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $2.2 million for fiscal 2023. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $2.7 million for fiscal 2023. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.1 million for fiscal 2023. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.1 million for fiscal 2023.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The impact of foreign currency transactions on our consolidated statements of operations were losses of $0.1 million and losses of $1.9 million in fiscal 2023 and fiscal 2022, respectively.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2023, we estimate that our sales were negatively impacted by $15.1 million when compared to foreign exchange translation rates that were in effect in fiscal 2022. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders' equity section of our balance sheet. The effect of foreign currency translation were losses of $19.2 million in fiscal 2023 and $2.9 million in fiscal 2022. In fiscal 2022, we were primarily impacted by the appreciation of the Canadian Dollar relative to the U.S. dollar. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.
Foreign currency risks related to intercompany notes. The Company exited a cross currency swap during fiscal 2022 and did not have a similar arrangement in fiscal 2023. Refer to Note 3, "Fair Value Measurements" for more information. Also, refer to Item 1A, "Risk Factors" for further discussion regarding our risk as it relates to foreign currency.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan A credit facility and revolving credit facility incur interest expense that is variable in relation to the SOFR rate. The interest rate for borrowings under our term loan A credit facility was 5.59% for the U.S. Term Loan, 6.16% for the U.S. revolving credit facility, and 6.27% for the Canadian Term loan as of March 31, 2023. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2023, we had $14.5 million outstanding principal under our revolving credit facility.
    As of March 31, 2023, we had $98.4 million of outstanding principal under our variable rate SOFR-based term loan B credit facility. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.0 million increase or decrease in our annual interest expense.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 25, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence surrounding revenues of certain projects recognized over time using cost-to-cost percentage of completion
As discussed in Note 5 to the consolidated financial statements, the Company recognized $163,291 thousand of revenues over time using cost-to-cost percentage of completion or time and materials methodologies, for the year ended March 31, 2023.
We identified the evaluation of the sufficiency of audit evidence related to revenues of certain projects recognized over time using cost-to-cost percentage of completion as a critical audit matter. A high degree of subjective auditor judgment was required because of the geographical dispersion of the Company’s revenue generating activities and the extensive data compilation required to sufficiently support the revenue recognition.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the revenue stream. We evaluated the design and tested the effectiveness of certain internal controls over the Company’s revenue recognition process, including controls associated with contract setup, project cost accumulation, monitoring of project status, and estimated costs to complete. We assessed the recorded revenues of certain projects by selecting certain projects and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers, cost accumulation data, estimated costs to complete, and project status assessments by the project managers. In addition, we evaluated the sufficiency of audit evidence obtained over revenues of certain projects recognized over time using cost-to-cost percentage of completion by assessing the results of procedures performed.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Austin, Texas
May 25, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Thermon Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated May 25, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired 100% of the issued and outstanding equity interests of Flatwork Technologies LLC, GreenHeat IP Holdings, LLC, WarmGuard, LLC, and Heat Authority, LLC (collectively, “Powerblanket”) during the year ended March 31, 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, Powerblanket’s internal control over financial reporting associated with total assets and total revenues of approximately 6% and 4%, respectively, of the consolidated financial statements of the Company as of and for the year ended March 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Powerblanket.
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

/s/ KPMG LLP

Austin, Texas
May 25, 2023

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Dollars in thousands, except share and per share data)

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Sales	$440,590	$355,674	$276,181
Cost of sales	255,465	215,556	159,309
Gross profit	185,125	140,118	116,872
Operating expenses:
Selling, general and administrative expenses	117,003	93,054	89,834
Deferred compensation plan expense/(income)	(208)	283	1,564
Amortization of intangible assets	9,447	8,790	9,445
Restructuring and other charges/(income)	3,693	(414)	8,623
Income/(loss) from operations	55,190	38,405	7,406
Other income/(expenses):
Interest expense, net	(5,871)	(5,815)	(10,185)
Other income/(expense)	(86)	(4,165)	2,135
Income/(loss) before provision for income taxes	49,233	28,425	(644)
Income tax expense/(benefit)	15,567	8,333	(1,521)
Net income/(loss)	33,666	20,092	877
Other comprehensive income/(loss):
Net income/(loss)	$33,666	$20,092	$877
Foreign currency translation adjustment	(19,202)	(2,922)	28,615
Other	8	(65)	(640)
Total comprehensive income/(loss)	$14,472	$17,105	$28,852
Net income/(loss) per common share:
Basic	$1.01	$0.60	$0.03
Diluted	1.00	0.60	0.03
Weighted-average shares used in computing net income/(loss) per common share:
Basic	33,468,632	33,308,045	33,134,592
Diluted	33,745,936	33,514,561	33,340,954

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	March 31, 2023	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$35,635	$41,445
Accounts receivable, net of allowances of $2,682 and $2,177 as of March 31, 2023 and 2022, respectively	97,627	95,305
Inventories, net	82,132	71,650
Contract assets	16,272	19,626
Prepaid expenses and other current assets	16,138	11,786
Income tax receivable	3,138	4,626
Total current assets	$250,942	$244,438
Property, plant and equipment, net of depreciation and amortization of $67,450 and $63,954 as of March 31, 2023 and 2022, respectively	63,288	66,039
Goodwill	219,612	212,754
Intangible assets, net	93,970	94,908
Operating lease right-of-use assets	13,570	10,534
Deferred income taxes	688	1,211
Other non-current assets	7,559	6,785
Total assets	$649,629	$636,669
Liabilities and equity
Current liabilities:
Accounts payable	$27,330	$33,567
Accrued liabilities	39,364	26,971
Current portion of long-term debt	10,222	7,929
Borrowings under revolving credit facility	14,500	—
Contract liabilities	8,483	8,010
Lease liabilities	3,364	3,624
Income taxes payable	6,809	897
Total current liabilities	$110,072	$80,998
Long-term debt, net of current maturities and deferred debt issuance costs of $429 and $640 as of March 31, 2023 and 2022, respectively	87,710	120,431
Deferred income taxes	12,084	17,943
Non-current lease liabilities	12,479	9,659
Other non-current liabilities	8,296	8,434
Total liabilities	$230,641	$237,465
Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,508,076 and 33,364,722 shares issued and outstanding at March 31, 2023 and 2022, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid-in capital	239,860	234,549
Accumulated other comprehensive loss	(58,100)	(38,906)
Retained earnings	237,195	203,528
Total equity	$418,988	$399,204
Total liabilities and equity	$649,629	$636,669
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(Dollars in thousands, except share and per share data)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2020	32,916,818	$33	$227,741	$182,559	$(63,894)	$346,439
Issuance of common stock in exercise of stock options	97,156	—	629	—	—	629
Issuance of restricted stock as deferred compensation to directors	52,098	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	88,254	—	—	—	—	—
Issuance of common stock as deferred compensation to named executive officers	71,482	—	—	—	—	—
Stock compensation expense	—	—	3,728	—	—	3,728
Repurchase of employee stock units on vesting	—	—	(784)	—	—	(784)
Net income/(loss)	—	—	—	877	—	877
Foreign currency translation adjustment	—	—	—	—	28,615	28,615
Other	—	—	8	—	(640)	(632)
Balances at March 31, 2021	33,225,808	$33	$231,322	$183,436	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	97
Issuance of common stock as deferred compensation to directors	32,136	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	36,126	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	62,552	—	—	—	—	—
Stock compensation expense	—	—	3,803	—	—	3,803
Repurchase of employee stock units on vesting	—	—	(673)	—	—	(673)
Net income/(loss)	—	—	—	20,092	—	20,092
Foreign currency translation adjustment	—	—	—	—	(2,922)	(2,922)
Other	—	—	—	—	(65)	(65)
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to directors	38,137	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	40,923	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—
Stock compensation expense	—	—	5,954	—	—	5,954
Repurchase of employee stock units on vesting	—	—	(643)	—	—	(643)
Net income/(loss)	—	—	—	33,666	—	33,666
Foreign currency translation adjustment	—	—	—	—	(19,202)	(19,202)
Other	—	—	—	1	8	9
Balances at March 31, 2023	33,508,076	$33	$239,860	$237,195	$(58,100)	$418,988

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Operating activities
Net income/(loss)	$33,666	$20,092	$877
Adjustment to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	19,231	20,205	20,722
Amortization of debt costs	317	596	1,525
Loss on extinguishment of debt	—	2,569	—
Impairment of property, plant, and equipment	298	—	—
Stock compensation expense	5,954	3,803	3,728
Loss on sale of business, net of cash surrendered	—	306	2,065
Deferred income taxes	(4,562)	(1,648)	(3,153)
Long-term cross currency swap loss/(gain)	—	(774)	5,842
Reserve (release) for uncertain tax positions	36	77	79
Remeasurement loss/(gain) on intercompany balances	(914)	(247)	(6,227)
Changes in operating assets and liabilities:
Accounts receivable	(2,912)	(21,739)	22,930
Inventories	(8,839)	(8,598)	(549)
Contract assets	4,051	(3,292)	(2,693)
Other current and non-current assets	57	(2,891)	(2,127)
Accounts payable	(7,119)	13,752	(5,651)
Accrued liabilities and non-current liabilities	11,147	2,227	(239)
Income taxes payable and receivable	7,303	4,316	(6,840)
Net cash provided by operating activities	$57,714	$28,754	$30,289
Investing activities
Purchases of property, plant and equipment	$(9,453)	$(5,220)	$(8,132)
Sales of rental equipment	197	689	300
Cash paid for acquisitions, net of cash acquired	(35,299)	—	—
Net cash used in investing activities	$(44,555)	$(4,531)	$(7,832)
Financing activities
Proceeds from Term Loan A	$—	$139,793	$—
Payments on Term Loan A	(27,180)	(170,780)	(57,499)
Proceeds from revolving credit facility	34,500	18,459	37,189
Payments on revolving credit facility	(20,000)	(8,134)	(7,464)
Issuance costs associated with debt financing	—	(1,265)	—
Lease financing	(142)	(155)	(276)
Issuance of common stock including exercise of stock options	—	97	629
Repurchase of employee stock units on vesting	(643)	(673)	(784)
Net cash used in financing activities	$(13,465)	$(22,658)	$(28,205)
Less: Net change in cash balances classified as assets held-for-sale	(3,939)	—	—
Effect of exchange rate changes on cash and cash equivalents	(1,166)	(84)	2,192
Change in cash and cash equivalents	$(5,411)	$1,481	$(3,556)
Cash, cash equivalents and restricted cash at beginning of period	43,931	42,450	46,006
Cash, cash equivalents and restricted cash at end of period	$38,520	$43,931	$42,450
Supplemental cash flow information:
Interest paid	$5,767	$5,700	$8,736
Income taxes paid	14,933	9,788	9,667
Income tax refunds received	2,361	4,059	2,070
Purchases of property, plant and equipment in accounts payable	324	84	2
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
March 31, 2023
1. Organization and Summary of Significant Accounting Policies
Organization
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
Basis of Consolidation and Presentation
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany balances have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 56%, 57% and 65%, of the Company's consolidated sales for fiscal 2023, 2022 and 2021, respectively, and 61% and 62%, of the Company's consolidated total assets at March 31, 2023 and 2022, respectively. In our opinion, the accompanying consolidated financial statements present fairly our financial position at March 31, 2023 and 2022, and the results of operations for the years ended March 31, 2023, 2022, and 2021.
Canadian Emergency Wage Subsidy
On April 11, 2020, the Canadian government officially enacted the Canadian Emergency Wage Subsidy (the “CEWS”) for the purposes of assisting employers in financial hardship due to the COVID-19 pandemic and of reducing potential lay-offs of employees. The CEWS, which was made retroactive to March 15, 2020, generally provided “eligible entities” with a wage subsidy of up to 75% of “eligible remuneration” paid to an eligible employee per week, limited to a certain weekly maximum. On September 23, 2020, the Canadian government announced that the CEWS program would be extended through the summer of 2021 and announced certain modifications to the subsidy calculation. Our Canadian operations have benefited from such wage subsidies and have received distributions from the Canadian government.
During fiscal 2023, 2022, and 2021 we recorded zero, $1,449, and $4,236, respectively, to "Cost of sales" in CEWS subsidies in our consolidated statement of operations and comprehensive income/(loss). Also during fiscal 2023, 2022, and 2021 we recorded zero, $504, and $2,176, respectively, to "Selling, general and administrative expenses" in CEWS subsidies in our consolidated statements of operations and comprehensive income/(loss). As of the end of fiscal 2023, we are no longer receiving CEWS benefits.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, including estimates regarding reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material to the financial statements.
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

	March 31, 2023	March 31, 2022	March 31, 2021
Cash and cash equivalents	$35,635	$41,445	$40,124
Restricted cash included in prepaid expenses and other current assets	2,859	2,486	1,962
Restricted cash included in other long-term assets	26	—	364
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$38,520	$43,931	$42,450
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
Accounts Receivable and Concentration of Credit Risk
The Company's receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of allowance for doubtful accounts, represents its estimated net realizable value. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to the Company's ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for doubtful accounts based upon an analysis of aged receivables. Past-due receivable balances are written-off when the Company's internal collection efforts have been unsuccessful in collecting the amounts due.
The Company's primary base of customers operates in the chemical and petrochemical, oil, gas, power generation, rail and transit, and other industries; we are diversifying our customer base through numerous other end markets. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers. At March 31, 2023 and 2022, no one customer represented more than 10% of the Company's accounts receivable balance. At March 31, 2023, we added $681 to our allowance for doubtful accounts in connection with the Russia Exit. Refer to Note 14, "Restructuring and Other Charges/(Income)" for more information.
At March 31, 2023 and 2022, we had $3,399 and $5,352, respectively, of balances billed but not paid by customers under retention provisions of our contracts. Retention balances typically represent hold backs against project completion.
The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances were $2,682 and $2,177 as of March 31, 2023 and 2022, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.
The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at March 31, 2020	$834
Additions to reserve	1,466
Write-off of uncollectible accounts	(226)
Balance at March 31, 2021	2,074
Additions to reserve	683
Write-off of uncollectible accounts	(580)
Balance at March 31, 2022	2,177
Additions to reserve	1,377
Write-off of uncollectible accounts	(872)
Balance at March 31, 2023	$2,682

Inventories
Inventories, principally raw materials and finished goods, are valued at the lower of cost (weighted average cost) or net realizable value. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions, as well as various types of immersion, circulation and space heaters for our process heating business. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. We determine the inventory valuation reserves based on recent actual usage history. In cases where we are aware of a problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its estimated net realizable using an estimation of expected sell price less any disposal costs.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost, less related accumulated depreciation. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs of assets are charged to operations as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to operations.
Depreciation is computed using the straight-line method over the following useful lives:

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
In the third quarter of fiscal 2023, we identified a triggering event in our EMEA reportable segment. The depressed economic conditions resulting from the Russo-Ukrainian war as well as the related sanctions were contributing factors in our decision to test our EMEA reportable segment under Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other, and ASC 360, Property, Plant, and Equipment. Based on the results of our quantitative goodwill impairment assessment, there was no impairment of goodwill or intangible assets. We did, however, segregate our Russian subsidiary as a new asset group for long-lived asset impairment testing purposes and determined that the assets relating to our Russian subsidiary were not recoverable under ASC 360. We recorded an impairment charge in fiscal 2023 of $865 to property, plant and equipment, net as well as operating lease right-of-use assets. Refer to Note 14, "Restructuring and Other Charges/(Income)" for more information. No other impairment was recorded during the fourth quarter of fiscal 2023.
The Company determined that no impairment of long-lived assets existed in fiscal 2022 and 2021.
Goodwill and Other Intangible Assets
We conduct a required annual review of goodwill for potential impairment in the fourth quarter, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments. We have the option to perform a qualitative assessment to satisfy the annual test requirement if we believe that it is more likely than not that we do not have an impairment in any one of our reporting units. We elected to test our goodwill and other intangible assets using the qualitative method in fiscal 2023, except in our EMEA reportable segment as discussed above. For a full quantitative assessment, if the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates and discount rates.

We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis in our fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. In fiscal 2023, 2022 and 2021, the Company determined that no impairment of goodwill existed.
Separately, in the first quarter of fiscal 2023, we added $18,620 of goodwill as part of our recent acquisition of Powerblanket, which is discussed further in Note 2, "Acquisition." The newly acquired goodwill is allocated to our US-LAM segment. We believe the goodwill acquired in this recent acquisition represents synergies from combining operations in addition to the identifiable tangible and intangible assets. We anticipate being able to deduct this goodwill for tax purposes.
Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. If a full quantitative assessment is warranted, the fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. In fiscal 2023, we performed a qualitative assessment. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2023. Additionally, there was no impairment of our indefinite life intangible assets during fiscal 2022 and 2021.
Business Combinations
Accounting for business combinations requires, among other things, the acquiring entity in a business combination to recognize the fair value of the assets acquired and liabilities assumed. We use qualified third-party consultants to assist management in determining the fair value of assets acquired and liabilities assumed. The purchase price allocation process allows us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at the acquisition date.
The fair value assigned to identifiable intangible assets acquired is determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are the attrition rate, revenue growth rates, earnings before interest, taxes, depreciation and amortization, ("EBITDA") margins, royalty rates, and the discount rate. Some of these assumptions are based on company-specific information and projections, which are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected within the consolidated financial statements from the date of acquisition.
Revenue Recognition
The core principle of the revenue recognition standard, ASC 606, Revenue from Contracts with Customers ("ASC 606"), is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Management performs the following five steps when applying the revenue recognition standard: (i) identify each contract with customers, (ii) identify each performance obligation in the contracts with customers, (iii) estimate the transaction price (including any variable consideration), (iv) allocate the transaction price to each performance obligation and (v) recognize revenue as each performance obligation is satisfied.
Description of Product and Service Offerings and Revenue Recognition Policies
    We provide a (i) suite of products, including heating units, heating cables, tubing bundles, control systems including industry-leading customized software solutions, environmental heating solutions, process heating solutions, temporary heating and lighting, filtration, transportation products, heating blankets, and temporary power products, and (ii) services, including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with our product sales are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee turnkey solutions consisting of products and services under which the related performance obligations are satisfied over time.

    Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring such goods or providing such services. We account for a contract when a customer provides us with a purchase order or other contract that identifies the goods or services to be provided, the payment terms for those services, and when collectability of the consideration due is probable. Generally, our payment terms do not exceed 30 days for product sales, while terms for our fixed-price contracts can vary based on milestones or other key deliverable-based increments. Please refer to Note 5, "Revenue from Contracts with Customers" for additional information.
As mentioned above, we often agree to provide products and services under fixed-price contracts, including our turnkey solutions. These contracts require management to make significant estimates around the total costs to complete the work. Furthermore, under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based. This may occur for various reasons, including changes in estimates or bidding, changes in availability and cost of labor and raw materials and unforeseen technical and logistical challenges, including with managing our geographically widespread operations and use of third party subcontractors, suppliers and manufacturers in many countries. These variations and the risks inherent in our projects may result in reduced profitability or losses. Refer to Note 5, "Revenue from Contracts with Customers" for further information.
Shipping and Handling Cost
The Company includes shipping and handling as part of cost of sales and freight due from customers is recorded as a component of sales.
Stock-Based Compensation
We account for share-based payments to employees in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC 718"), which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations and comprehensive income/(loss) based on their fair values.
As required by ASC 718, we recognize stock-based compensation expense for share-based payments that are expected to vest. In determining whether an award is expected to vest, we generally account for forfeitures as they occur, rather than estimate expected forfeitures.
We are also required to determine the fair value of stock-based awards at the grant date. For option awards that are subject to service conditions and/or performance conditions, we estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. Some of our option grants and awards included a market condition for which we used a Monte Carlo pricing model to establish grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted. Refer to Note 16, "Stock-Based Compensation Expense" for more information.
Warranties
The Company offers a standard warranty on product sales. Specifically, we will repair or replace any defective product within one year from the date of purchase. Warranties on construction projects are negotiated individually, are typically one year in duration, and may include the cost of labor to repair or replace products. Factors that affect the Company's warranty liability include the amount of sales, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Research and Development
Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income/(loss). Research and development expenses include salaries, direct material costs incurred, plus building and other overhead expenses. The amounts expensed for fiscal 2023, 2022 and 2021 were $10,568, $6,436 and $7,466, respectively.
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
Recent Accounting Pronouncements
    Reference Rate Reform - In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform ("ASC 848"). The update is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. We applied the relief from this Accounting Standards Update ("ASU") in fiscal 2023. We adopted this standard effective April 1, 2020, and such adoption did not have a material impact on our consolidated financial statements.
Business Combinations - In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASC 805"). This update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022 and early adoption is permitted. We intend to adopt this standard according to the mandatory adoption requirement, and do not anticipate adoption to have a material impact on our consolidated financial statements.
2. Acquisition
Powerblanket
On May 31, 2022 (the "Acquisition Date"), Thermon Holding Corp., as buyer, acquired 100% of the issued and outstanding equity interests of Flatwork Technologies LLC, GreenHeat IP Holdings, LLC, Heat Authority, LLC, and Warmguard, LLC (collectively, “Powerblanket”) from Glacier Capital LLC, as seller (the "Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology. The Acquisition increases our exposure to growing industrial and commercial end-markets through its freeze protection, temperature control and flow assurance solutions. We have integrated Powerblanket into our United States and Latin America ("US-LAM") reportable segment. From the period May 31, 2022 to March 31, 2023, Powerblanket contributed $17,144 in Sales and $1,512 in Net income/(loss) to our consolidated operating results.
The initial purchase price for the Acquisition was $35,000, subject to an adjustment for net working capital acquired at closing. Subsequent to the Acquisition Date, and commensurate with the purchase agreement, we increased the purchase price by $299 for net working capital acquired. We financed the Acquisition through the use of our Revolving Credit Facility as well as cash on hand. Because we generally recognize revenue related to Powerblanket at a point-in-time consistent with other products we sell, the acquisition did not result in material contract assets or liabilities.
Acquisition Costs
In accordance with GAAP, costs incurred to complete the Acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees were $278, of which $126 were incurred in fiscal 2023. Acquisition costs are reflected in "Selling, general and administrative expenses" in our consolidated statement of operations and comprehensive income/(loss).
Purchase Price Allocation
We have accounted for the Acquisition according to the business combinations guidance found in ASC 805, Business Combinations, henceforth referred to as acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We used primarily Level 2 inputs to allocate the purchase price to the major categories of assets and liabilities shown below, with the exception of the contract-based intangible asset, which was valued using Level 3 inputs. For valuing the customer relationships intangible asset, we used a common income-based approach called the multi-period excess earnings method; for the trademarks and developed technology intangible assets, we used a relief-from-royalty method; and for the contract-based intangible asset, we used the with and without method. The carrying values of inventories, property, plant and equipment as well as leased assets approximated their respective fair values at the time of closing.

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

in thousands, unaudited	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Sales	$442,454	$373,676	$290,775
Net income/(loss)	33,134	23,189	2,287

3. Fair Value Measurements
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2023 and 2022, no assets or liabilities were valued using Level 3 criteria, except as described in Note 2, "Acquisition."
    Information about our financial assets and liabilities measured at fair value are as follows (our outstanding principal amount of the senior secured facility is reported at carrying value):

	March 31, 2023		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Deferred compensation plan assets	$6,350	$6,350	$5,391	$5,391	Level 1 - Market Approach
Foreign currency contract forwards assets	60	60	105	105	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$98,361	$98,115	$129,000	$128,355	Level 2 - Market Approach
Deferred compensation plan liabilities	5,671	5,671	4,837	4,837	Level 1 - Market Approach
Foreign currency contract forwards liabilities	26	26	—	—	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$14,500	$14,500	$—	$—	Level 2 - Market Approach
Long-term Debt
At March 31, 2023 and 2022, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Deferred Compensation Plan Assets
The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Please refer to Note 13, "Employee Benefits" for further discussion.
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2023 and 2022, the notional amounts of forward contracts as well as the related fair values were as follows:

	March 31, 2023	March 31, 2022
Canadian Dollar	4,500	4,000
South Korean Won	1,500	2,250
Australian Dollar	—	1,000
Great Britain Pound	500	—
Chinese Renminbi	500	—
Total notional amounts	$7,000	$7,250
    Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income/(loss) were losses of $(743), $(1,586) and $(811) for fiscal 2023, 2022 and 2021, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. The Company realized net foreign currency gains/(losses) of

$(100), $(1,937), and $283 for fiscal 2023, 2022, and 2021, respectively. Foreign currency gains and losses are recorded within other expense/(income) in our consolidated statements of operations and comprehensive income/(loss).
4. Leases
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Our EMEA operations and APAC operations have limited borrowing needs and rely on cash from operations. However, the U.S. operating subsidiary can make intercompany loans if necessary from its available credit capacity given the more preferential rates available to our U.S. operating subsidiary and the ease with which funds can be drawn from the debt facilities already established within the United States. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases that commenced subsequent to April 1, 2019 and during the fiscal year ended March 31, 2023, rates applicable at or close to the time of the inception of the lease were used to establish the new lease liabilities.

Lease Term and Discount Rate	March 31, 2023	March 31, 2022
Weighted average remaining lease term
Operating	5.9	5.4
Finance	1.5	2.5

Weighted average discount rate
Operating	4.19%	4.72%
Finance	6.13%	6.18%
Supplemental balance sheet information related to leases was as follows:

Assets	Classification	March 31, 2023	March 31, 2022
Operating	Operating lease right-of-use assets	$13,570	$10,534
Finance	Property, plant and equipment	131	351
Total right-of-use assets		$13,701	$10,885

Liabilities
Current
Operating	Lease liabilities	$3,258	$3,472
Finance	Lease liabilities	106	152
Non-current
Operating	Non-current lease liabilities	12,427	9,476
Finance	Non-current lease liabilities	52	183
Total lease liabilities		$15,843	$13,283
Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Year-Ended March 31, 2023	Year-Ended March 31, 2022	Year-Ended March 31, 2021
Operating lease expense	Selling, general, and administrative expenses	$4,382	$4,164	$4,697

Finance lease expense:
Amortization of ROU assets	Selling, general, and administrative expenses	134	166	266
Interest expense on finance lease liabilities	Interest expense	15	27	21

Short-term lease expense	Selling, general, and administrative expenses	250	248	240
Net lease expense		$4,781	$4,605	$5,224
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Year-Ended March 31, 2023	Year-Ended March 31, 2022	Year-Ended March 31, 2021
Operating cash used for operating leases	$4,603	$4,538	$4,566
Operating cash flows used for finance leases	12	27	39
Financing cash flows used for finance leases	142	155	276
Future lease payments under non-cancellable leases as of March 31, 2023 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending March 31,
2024	$4,115	$123
2025	3,448	56
2026	2,739	—
2027	2,464	—
2028	1,830	—
Thereafter	3,639	—
Total lease payments	$18,235	$179
Less imputed interest	(2,550)	(21)
Total lease liability	$15,685	$158

5. Revenue from Contracts with Customers
    Please refer to Note 1, "Organization and Summary of Significant Accounting Policies" for more information regarding our revenue recognition policy.
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
    Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 62.9%, 60.4% and 58.6% of revenue for the fiscal year ended March 31, 2023, 2022, and 2021, respectively
    Our revenues that are recognized over time include (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey solutions. Revenue from products and services transferred to customers over time accounted for approximately 37.1%, 39.6% and 41.4% of revenue for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
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
    At March 31, 2023, revenues associated with our open performance obligations totaled $163,300, representing our combined backlog and deferred revenue. Within this amount, approximately $11,621 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months.

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
    As of March 31, 2023 and 2022, contract assets were $16,272 and $19,626, respectively. There were no impairment losses recognized on our contract assets for the year ended March 31, 2023, 2022, or 2021. As of March 31, 2023 and 2022, contract liabilities were $8,483 and $8,010, respectively. The majority of contract liabilities at March 31, 2022 were recognized in revenue as of March 31, 2023.
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
    Disaggregation of revenues from contracts with customers for fiscal 2023, 2022 and 2021 are as follows:

	Fiscal Year Ended March 31, 2023
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$116,924	$92,230	$209,154
Canada	116,112	37,855	153,967
Europe, Middle East and Africa	23,483	19,676	43,159
Asia-Pacific	20,780	13,530	34,310
Total revenues	$277,299	$163,291	$440,590

	Fiscal Year Ended March 31, 2022
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$75,115	$79,072	$154,187
Canada	92,071	23,371	115,442
Europe, Middle East and Africa	27,306	27,431	54,737
Asia-Pacific	20,317	10,991	31,308
Total revenues	$214,809	$140,865	$355,674

	Fiscal Year Ended March 31, 2021
	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$47,599	$47,842	$95,441
Canada	67,451	23,402	90,853
Europe, Middle East and Africa	29,304	24,915	54,219
Asia-Pacific	17,448	18,220	35,668
Total revenues	$161,802	$114,379	$276,181
6. Net Income/(Loss) per Common Share
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
The reconciliations of the denominators used to calculate basic net income/(loss) per common share and diluted net income/(loss) per common share for fiscal 2023, 2022, and 2021, respectively, is as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Basic net income/(loss) per common share
Net income/(loss)	$33,666	$20,092	$877
Weighted-average common shares outstanding	33,468,632	33,308,045	33,134,592
Basic net income/(loss) per common share	$1.01	$0.60	$0.03

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Diluted net income/(loss) per common share
Net income/(loss)	$33,666	$20,092	$877
Weighted-average common shares outstanding	33,468,632	33,308,045	33,134,592
Common share equivalents:
Stock options issued	7,512	2,231	27,306
Restricted and performance stock units issued	269,792	204,285	179,056
Weighted average shares outstanding – dilutive	33,745,936	33,514,561	33,340,954
Diluted net income/(loss) per common share	$1.00	$0.60	$0.03
For the year ended March 31, 2023, 2022, and 2021, 53,911, 110,923 and 85,322 equity awards, respectively, were not included in the calculation of diluted net income/(loss) per common share since they would have had an anti-dilutive effect.
7. Inventories

    Inventories consisted of the following:

	March 31,
	2023	2022
Raw materials	$53,845	$41,389
Work in process	5,338	6,294
Finished goods	29,511	25,802
	88,694	73,485
Valuation reserves(1)	(6,562)	(1,835)
Inventories, net	$82,132	$71,650
     The following table summarizes the annual changes in our valuation reserve accounts:

Balance as of March 31, 2021	$1,774
Additions in reserve	389
Charged to reserve	(328)
Balance as of March 31, 2022	1,835
Additions in reserve(1)	5,535
Charged to reserve	(808)
Balance as of March 31, 2023	$6,562
(1) - We increased our valuation reserve in connection with the Russia Exit by $4,325. Refer to Note 14, "Restructuring and Other Charges/(Income)" for more information.

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31,
	2023	2022
Land, buildings and improvements	$55,456	$57,306
Machinery and equipment	48,912	48,365
Office furniture and equipment	18,164	17,014
Internally developed software	5,069	5,851
Construction in progress	3,137	1,457
Property, plant and equipment at cost	130,738	129,993
Accumulated depreciation	(67,450)	(63,954)
Property, plant and equipment, net	$63,288	$66,039

Depreciation expense was $9,784, $11,415 and $11,277, in fiscal 2023, 2022, and 2021, respectively.
Included within depreciation expense was amortization of internally developed software of $334, $346, and $766, in fiscal 2023, 2022 and 2021, respectively.

9. Goodwill and Other Intangible Assets
The carrying amount of goodwill for all reporting segments as of March 31, 2023, 2022 and 2021 is as follows:

	US-LAM	Canada	EMEA	APAC	Total
Balance as of March 31, 2021	$62,725	$121,550	$20,139	$8,624	$213,038
Foreign currency translation impact	—	768	(1,052)	—	(284)
Balance as of March 31, 2022	$62,725	$122,318	$19,087	$8,624	$212,754
Goodwill acquired(1)	18,620	—	—	—	18,620
Foreign currency translation impact	—	(9,373)	(408)	(1,981)	(11,762)
Balance as of March 31, 2023	$81,345	$112,945	$18,679	$6,643	$219,612
(1) - Refer to Note 2, "Acquisition" for more information.
    Our total intangible assets at March 31, 2023, and 2022 consisted of the following:

	Gross Carrying Amount at March 31, 2023	Accumulated Amortization	Net Carrying Amount at March 31, 2023	Gross Carrying Amount at March 31, 2022	Accumulated Amortization	Net Carrying Amount at March 31, 2022
Products	$61,560	$(33,344)	$28,216	$66,669	$(29,445)	$37,224
Trademarks	47,427	(2,031)	45,396	45,222	(1,517)	43,705
Developed technology	14,862	(6,520)	8,342	9,946	(5,933)	4,013
Customer relationships	113,259	(102,743)	10,516	113,413	(103,900)	9,513
Certifications	441	—	441	453	—	453
Other	1,280	(221)	1,059	—	—	—
Total	$238,829	$(144,859)	$93,970	$235,703	$(140,795)	$94,908
Products intangible assets have an estimated useful life of 10 years. Some trademarks and certifications have indefinite lives and some have useful lives of 8 years to 10 years. Developed technology have estimated useful lives of 16 years to 20 years. Customer relationships intangibles have useful lives of 8 years to 17 years. The other category of intangibles has an estimated useful life of 5 years. The weighted average useful life for the definite-lived intangibles is 13 years.
Intangible assets held in non-U.S. entities are valued in foreign currencies; accordingly, changes in indefinite life intangible assets, such as certifications, at March 31, 2023 and 2022 were the result of foreign currency translation adjustments. Foreign currency translation adjustments also impacted finite life intangible assets held in non-U.S. entities.

The Company recorded amortization expense of $9,447, $8,790, and $9,445 in fiscal 2023, 2022 and 2021, respectively for intangible assets. Annual amortization of intangible assets for the next five fiscal years and thereafter will approximate the following:

2024	$8,849
2025	8,524
2026	8,524
2027	8,524
2028	5,746
Thereafter	11,152
Total	$51,319
10. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2023	March 31, 2022
Accrued employee compensation and related expenses	$17,709	$16,235
Accrued interest	414	277
Customer prepayment	89	405
Warranty reserve	758	557
Professional fees	2,696	2,540
Sales tax payable	4,301	2,758
Accrued litigation payable(1)	5,880	789
Other(2)	7,517	3,410
Total accrued current liabilities	$39,364	$26,971
(1) - The Company has insurance receivables relating to and materially offsetting the accrued litigation payable recorded in fiscal 2023 and noted above.
(2) - Included in Other are accrued warranty-related costs of $1,996 and $2,523, respectively, associated with the operational execution of a US-LAM project that was completed previously. Additionally, we recorded $3,384 in other for charges on accumulated foreign currency translation losses related to the Russia Exit in fiscal 2023. Refer to Note 14, "Restructuring and Other Charges/(Income).".
11. Short-Term Revolving Credit Facilities
    Under the Company’s senior secured revolving credit facility described below in Note 12, “Long-Term Debt,” the Company had $14,500 outstanding borrowings at March 31, 2023, and no outstanding borrowings at March 31, 2022. The short-term classification of the revolving credit facility is based on our intent to repay the borrowings thereunder within the next twelve months.
12. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2023	March 31, 2022
Variable Rate Term Loan A due September 2026, net of deferred debt issuance costs of $429 and $640 as of March 31, 2023 and 2022, respectively	$97,932	$128,360
Less current portion	(10,222)	(7,929)
Total	$87,710	$120,431
Senior Secured Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc. as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the US Borrower, the “Borrowers”), entered into an Amended and Restated Credit Agreement with several banks and other financial institutions or entities from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, ("the Agent") which was further amended on November 19, 2021 and March 7, 2023.

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
Interest Rates and Fees
The U.S. Borrower will have the option to pay interest on the U.S. Term Loan and borrowings under the Revolving Credit Facility at a base rate, plus an applicable margin, or at a rate based on the Secured Overnight Financing Rate, or "SOFR," plus an applicable margin. The Canadian Borrower will have the option to pay interest on the Canadian Term Loan at a prime rate, plus an applicable margin, or at a rate based on the Canadian Dollar Offered Rate, or "CDOR," plus an applicable margin.
Under the applicable Facilities, the margin for base rate loans and Canadian prime rate loans is 62.5 basis points and the applicable margin for SOFR loans and CDOR loans is 162.5 basis points; provided that, following the completion of one full fiscal quarter after the closing date, the applicable margins will be determined based on a leverage-based performance grid.
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
Debt Issuance Costs
The Company capitalizes and defers the costs associated with establishing our debt and financing arrangements. These costs are amortized as interest expense over the life of the loan or related financing. Additionally, for any unscheduled principal payments the Company will record incremental deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2023, 2022 and 2021 were $317, $596 and $1,525, respectively.
We incurred fees to third parties in connection with our entry into the Credit Agreement described above. The debt issuance costs of $1,265 were capitalized and will be amortized over the life of the Credit Agreement in fiscal 2022. Additionally, we recognized a loss on debt extinguishment of $2,569 in fiscal 2022, which was recorded to Other income/(expense) on our consolidated statements of operations and comprehensive income/(loss).
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of March 31, 2023, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
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
    At March 31, 2023, we had $83,653 of available borrowing capacity thereunder after taking into account the borrowing base and $16,347 of outstanding letters of credit. The Term Loans bear interest at the SOFR rate or CDOR rate, as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on March 31, 2023 were 6.27% for the Canadian Term Loan Facility, 5.59% for the U.S. Term Loan Facility, and 6.16% for the U.S. revolving credit facility. Interest expense has been presented net of interest income on our consolidated statements of operations and comprehensive income/(loss).
Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2024	$10,222
2025	11,074
2026	13,629
2027	63,436
2028	—
Total	$98,361
13. Employee Benefits
The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet predefined service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 10% of each eligible employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $3,180, $2,708, and $2,561 in fiscal 2023, 2022, and 2021, respectively.
The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain sales, profitability, and safety objectives. From time to time, the compensation committee of the Board of Directors, at its sole discretion, can add additional amounts to the overall incentive pay achieved. The Company recorded approximately $9,668, $7,258, and $2,767 for incentive compensation earned and other discretionary amounts in fiscal 2023, 2022, and 2021, respectively.
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other long-term assets” in the consolidated balance sheets at March 31, 2023 and 2022 were $6,350 and $5,391, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $5,671 and $4,837 included in “Other long-term liabilities” in the consolidated balance sheet at March 31, 2023 and 2022, respectively. Deferred compensation plan expense/(income) was $(208), $283, and $1,564 for the years ended March 31, 2023, 2022, and 2021 respectively, and is presented as such in our consolidated statements of operations and comprehensive income/(loss). Expenses and income from our deferred compensation plan were mostly offset by unrealized gains and losses for the deferred compensation plan included in other income/(expense) on our consolidated statements of operations and comprehensive income/(loss). Our unrealized (gains)/losses on investments were $154, $(285), and $(1,635) for the year ended March 31, 2023, 2022, and 2021, respectively.
14. Restructuring and Other Charges/(Income)
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, in the third quarter of fiscal 2023, we identified a triggering event in our EMEA reportable segment. Given the continuing depressed economic conditions resulting from the Russo-Ukrainian war, including sanctions related thereto, the Company commenced a strategic assessment of its operations in its Russian subsidiary and we concluded that there was uncertainty in whether the Company could realize significant future economic benefits. Therefore, we recorded a total charge of $8,334 in the third fiscal quarter of 2023.
In the fourth quarter of fiscal 2023, on January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. We expect to complete the Russia Exit by the second quarter of fiscal 2024, subject to the receipt of the requisite regulatory approvals. The carrying value of the remaining assets and liabilities is zero.
Additionally, in the fourth fiscal quarter, we moved the Russian subsidiary and its related assets and liabilities into an Assets Held-for-Sale asset group. Therefore, according to ASC 205, Presentation of Financial Statements, we marked down the asset group to its fair value less cost to sell. In fiscal 2023, we recorded the following charges:

Charge	Financial statement impact	Amount
Cash and cash equivalents	Cash and cash equivalents; Selling, general and administrative expenses	$3,939
Increase in Current Expected Credit Loss, or "CECL," allowance for credit loss	Accounts receivable, net; Selling, general and administrative expenses	681
Increase in inventory valuation reserves	Inventories, net; Cost of sales	4,325
Contract assets	Contract assets; Restructuring and other charges/(income)	347
Prepaid expenses and other current assets	Prepaid expenses and other current assets, Income tax receivable; Restructuring and other charges/(income)	1,102
Property, plant and equipment, net	Property, plant and equipment, net; Restructuring and other charges/(income)	298
Operating lease right-of-use assets	Operating lease right-of-use assets; Restructuring and other charges/(income)	567
Other non-current assets	Deferred income taxes, Other non-current assets; Restructuring and other charges/(income)	83
Current and non-current liabilities, net, including accumulated foreign currency translation losses	Current liabilities; Restructuring and other charges/(income)	1,296
		$12,638
All charges described above were recorded in our EMEA reportable segment, with the exception of $241 of cost of sales from an increase in inventory reserves in our Canada reportable segment. Additionally, we incurred $282 in certain legal and professional fees related to the Russia Exit, of which $209 were recognized in the fourth fiscal quarter of 2023.
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
As a result of the sale and in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"), we recognized a loss on the sale of a business of $2,065 in fiscal 2021, which included the impact of a currency translation adjustment of $828. This loss was recognized within restructuring and other charges/(income) on the consolidated statements of operations and comprehensive income/(loss). The reported loss on sale of stock is not deductible for tax. Prior to the disposal, the South Africa Business's results were reported within the "Europe, Middle East and Africa" segment.
Restructuring and other charges/(income) by reportable segment were as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
United States and Latin America	$—	$(46)	$3,563
Canada	—	(186)	2,591
Europe, Middle East and Africa	3,693	(182)	2,459
Asia-Pacific	—	—	10
	$3,693	$(414)	$8,623
Restructuring activity related to severance activity described above recorded in "Accrued liabilities" on the consolidated balance sheets is summarized as follows:

Beginning balance, April 1, 2021	$657
Costs incurred	(103)
Less cash payments	(554)
Beginning balance, April 1, 2022	$—
Costs incurred	—
Less cash payments	—
Ending balance, March 31, 2023	$—
15. Commitments and Contingencies
Letters of Credit, Bank Guarantees, and Other Commitments
At March 31, 2023, and 2022, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $30,753 and $9,760 as of March 31, 2023, and 2022, respectively. Of this amount, $1,211 and $953 is secured by cash deposits at the Company's financial institutions at March 31, 2023, and 2022, respectively, and an additional $1,847 and $2,948, respectively, represents a reduction of the available amount of the Company's short term and long-term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2023 and 2022, was approximately $2,859 and $2,486, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. In addition to the $30,753 and $9,760 above, our Indian subsidiary also has $4,418 and $4,807 in non-collateralized customs bonds outstanding at March 31, 2023 and 2022, respectively, to secure the Company's customs and duties obligations in India.
    The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $1,332, $2,498, and $1,768 in fiscal 2023, 2022, 2021, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2024	$1,514
2025	49
2026	—
Total	$1,563
As of March 31, 2023, the Company has accrued $1,996 as estimated additional cost related to the operational execution of a project in our US-LAM segment. Refer to Note 10, "Accrued Liabilities" for more information.
Changes in the Company's warranty reserve are as follows:

Balance at March 31, 2020	$477
Reserve for warranties issued during the period	217
Settlements made during the period	(444)
Balance at March 31, 2021	$250
Reserve for warranties issued during the period	605
Settlements made during the period	(298)
Balance at March 31, 2022	$557
Reserve for warranties issued during the period	607
Settlements made during the period	(406)
Balance at March 31, 2023	$758
Legal Proceedings
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2023, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
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
16. Stock-Based Compensation Expense
The Board of Directors has adopted and the shareholders have approved three stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans ("2010 Plan") was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the Board of Directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP made available 2,893,341 shares of the Company's common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractor's compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan, the 2011 LTIP, and the 2020 LTIP are referred to as the "Stock Plans." The Company does not hold any shares of its own stock as treasury shares. Accordingly, the vesting of restricted stock units and performance stock units and the exercise of stock options result in the issuance of additional new shares of the Company's stock. For fiscal 2023, 2022, and 2021, we recorded stock-based compensation of $5,954, $3,803, and $3,728, respectively.

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
Stock Options
A summary of stock option activity under our Stock Plans for fiscal 2023, 2022, and 2021 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2020	163,016	$12.25
Granted	71,780	14.28
Exercised	(97,156)	6.81
Forfeited	(16,171)	14.28
Expired	(10,068)	$14.73
Balance at March 31, 2021	111,401	$16.53
Granted	—	—
Exercised	(8,100)	12.00
Forfeited	(9,742)	14.28
Expired	(4,322)	16.30
Balance at March 31, 2022	89,237	$17.20
Expired	(14,871)	$21.52
Balance at March 31, 2023	74,366	$16.33
For fiscal 2023, 2022, and 2021, the intrinsic value of stock option exercises was $0, $60, and $646, respectively. As of March 31, 2023, there was no unrecognized expense related to unvested stock option awards.
The following table summarizes information about stock options outstanding as of March 31, 2023:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2023	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2023
$14.28	45,867	7.2	$14.28	$393,810	—	7.2	$—	$—
$19.64	28,499	3.8	19.64	244,690	28,499	3.8	19.64	—
$14.28 - $19.64	74,366	5.9	$16.33	$638,500	28,499	5.9	$19.64	$—
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $24.92 as of March 31, 2023, which would have been received by the option holders had all option holders exercised as of that date.
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
We established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2023, 2022, and 2021 we issued 38,137, 32,136 and 52,098 fully vested common shares which had a total fair value of $624, $570, and $712 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2023, there were no outstanding restricted stock awards.
The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2023, 2022, and 2021.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2020	236,706	$22.14
Granted	222,679	13.75
Released	(115,504)	21.33
Forfeited	(39,357)	16.95
Balance of unvested units at March 31, 2021	304,524	$12.96
Granted	139,242	17.62
Released	(125,089)	19.42
Forfeited	(24,524)	14.81
Balance of unvested units at March 31, 2022	294,153	$16.26
Granted	167,842	16.82
Released	(112,157)	17.56
Forfeited	(13,584)	15.83
Balance of unvested units at March 31, 2023	336,254	$16.12
Based on our closing stock price of $24.92, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2023 was $8,373. Total unrecognized expense related to unvested restricted stock units was approximately $3,272 as of March 31, 2023. We anticipate this expense to be recognized over a weighted average period of approximately 1.0 years.
Performance Stock Units
During fiscal 2023, 2022, and 2021, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $2,547, $1,689 and $1,947, respectively. For the fiscal 2023 awards, the performance indicator for these awards is a combination of stock price and the Company's Adjusted EBITDA. The target number of shares is 62,530 and 72,949 for the stock price awards and Adjusted EBITDA awards, respectively. For those awards utilizing a stock price indicator, the stock price indicator measures our stock price relative to a predetermined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market-based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market-based units will be expensed over three years, whether or not the market condition is met. For those awards utilizing an Adjusted EBITDA indicator, the Adjusted EBITDA indicator establishes the target Adjusted EBITDA for each of the next three years from the grant date. Since these are performance-based stock awards, the Company will make estimates of periodic expense until the Adjusted EBITDA target is known and the expense for actual number of shares earned is determinable.
During fiscal 2023, certain Adjusted EBITDA-based performance awards paid at 200% of their target based on the Company's performance during the fiscal year.
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
The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2023.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2021	136,350	—	272,700
Fiscal 2022	95,068	—	190,136
Fiscal 2023	135,479	—	270,958
    In fiscal 2023, 2022 and 2021, the performance objectives for 182,423, 91,164 and 4,476 awards, respectively, were earned.
    At March 31, 2023, there was $5,648 in stock compensation that remained to be expensed, which will be recognized over a period of 1.0 years.

17. Other Income/(Expense)
Other expense consisted of the following:

	Year-Ended March 31, 2023	Year-Ended March 31, 2022	Year-Ended March 31, 2021
Foreign currency transaction gain/(loss)	$643	$(2,377)	$1,094
Gain/(loss) on foreign exchange forwards	(743)	441	(811)
Gain/(loss) on investments from deferred compensation plan	(154)	285	1,635
Loss on debt extinguishment	—	(2,569)	—
Other income/(expense)	168	55	217
Total	$(86)	$(4,165)	$2,135

18. Income Taxes
Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Current provision:
Federal provision	$6,329	$634	$(4,662)
Foreign provision	12,619	8,907	6,098
State provision	1,181	441	197
Deferred provision:
Federal deferred benefit	(2,648)	(231)	(1,963)
Foreign deferred benefit	(1,649)	(1,396)	(1,084)
State deferred benefit	(265)	(22)	(107)
Total provision for income taxes	$15,567	$8,333	$(1,521)
    Deferred income tax assets and liabilities were as follows:

	March 31,
	2023	2022
Deferred tax assets:
Accrued liabilities and reserves	$6,868	$5,483
Capitalized research and development costs	1,747	—
Foreign deferred benefits	1,250	1,626
Stock option compensation	802	736
Net operating loss carryforward	453	801
Inventories	584	415
Interest limitation	—	94
Capitalized transaction costs	124	95
Tax credit carryforward	225	214
Unrealized gain on hedge	8	—
Valuation allowance	(238)	(248)
Total deferred tax assets	$11,823	$9,216
Deferred tax liabilities:
Intangible assets	$(5,798)	$(5,969)
Intangible and other - foreign	(11,728)	(14,139)
Property, plant and equipment	(4,813)	(4,277)
Prepaid expenses	(247)	(205)
Unrealized loss on hedge	—	(18)
Undistributed foreign earnings	(632)	(1,340)
Total deferred tax liabilities	$(23,218)	$(25,948)
Net deferred tax liability	$(11,395)	$(16,732)
The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic and foreign deferred tax assets, net of valuation allowance reserves.
    The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
U.S.	$17,792	$4,240	$(15,818)
Non-U.S.	31,441	24,185	15,174
Income from continuing operations	$49,233	$28,425	$(644)
The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Notional U.S. federal income tax expense at statutory rate	$10,339	$5,969	$(135)
Adjustments to reconcile to the income tax provision:
Impact of U.S. global intangible taxes and benefits	(622)	(210)	(1,859)
U.S. net operating loss carry-back rate difference	—	—	(1,470)
Russian loss not benefited	2,768	—	—
South Africa divestiture	—	—	526
Rate difference-international subsidiaries	1,602	1,223	513
Withholding on Canadian intercompany dividend	—	301	—
Impact on deferred tax liability for statutory rate change	—	74	332
Undistributed foreign earnings	(315)	713	359
U.S. state income tax provision, net	654	451	48
Charges/(benefits) related to uncertain tax positions	77	77	79
Non-deductible charges	421	150	239
Change in valuation allowance	10	34	(475)
Other, net	633	(449)	322
Provision for income taxes	$15,567	$8,333	$(1,521)
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
    Consistent with provisions allowed under the Tax Act, the net $4,007 calculated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019. At March 31, 2023, $1,640 of the Transition Tax liability is included in “Other non-current liabilities” in the consolidated balance sheets.
Given the Tax Act’s significant changes and the opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries. We expect to repatriate certain earnings which will be subject to withholding taxes.  At March 31, 2023 we have accrued $830 as an additional deferred tax liability associated with the future repatriation of earnings from jurisdictions that withhold taxes on foreign paid dividends.
In connection with the strategic assessment related to our Russian subsidiary, the Company had losses that were primarily not benefited for tax during the year ended March 31, 2023. The net tax impact of the losses for the write-down of the Russian subsidiary was $2,768.
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
    As of March 31, 2023, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $1,863. Of this amount, $621 may be carried forward indefinitely. As of March 31, 2023, the tax years 2019 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.
    At March 31, 2023, reserves for uncertain tax position consisted of uncertain tax positions related to the final Transition Tax that we determined could be overturned if the calculations were examined by tax authorities. The reserves for the Transition Tax will remain subject to examination until January 2025. No reserves are expected to be released within twelve months. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Beginning balance	$885	$808
Release of reserve	—	—
Interest and penalties on prior reserves	77	77
Reserve for uncertain income taxes - included in "Other non-current liabilities"	$962	$885
19. Segment Information
    We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, energy transition/decarbonization and general industries and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, heated blankets, temporary power solutions, and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant, and equipment, net of accumulated depreciation, and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Sales to External Customers:
United States and Latin America	$209,154	$154,187	$95,441
Canada	153,968	115,442	90,853
Europe, Middle East and Africa	43,157	54,737	54,219
Asia-Pacific	34,311	31,308	35,668
	$440,590	$355,674	$276,181
Inter-segment Sales:
United States and Latin America	$42,657	$40,169	$40,793
Canada	17,715	11,629	7,272
Europe, Middle East and Africa	1,409	1,683	2,003
Asia-Pacific	2,033	1,325	1,221
	$63,814	$54,806	$51,289
Depreciation Expense:
United States and Latin America	$4,845	$5,729	$6,290
Canada	4,423	5,117	4,454
Europe, Middle East and Africa	366	390	341
Asia-Pacific	150	179	192
	$9,784	$11,415	$11,277
Amortization of Intangibles:
United States and Latin America	$2,175	$1,145	$1,464
Canada	7,085	7,472	7,301
Europe, Middle East and Africa	84	94	453
Asia-Pacific	103	79	227
	$9,447	$8,790	$9,445
Income/(Loss) from Operations:
United States and Latin America	$38,808	$9,699	$(9,490)
Canada	36,173	22,913	15,242
Europe, Middle East and Africa	(17,488)	6,974	3,181
Asia-Pacific	5,431	4,559	3,917
Unallocated:
Public company costs	(1,780)	(1,937)	(1,716)
Stock compensation	(5,954)	(3,803)	(3,728)
	$55,190	$38,405	$7,406

	March 31, 2023	March 31, 2022
Property, Plant and Equipment, net:
United States and Latin America	$31,918	$31,919
Canada	28,369	30,686
Europe, Middle East and Africa	2,366	2,796
Asia-Pacific	635	638
	$63,288	$66,039
Total Assets:
United States and Latin America	$270,404	$241,421
Canada	287,221	296,459
Europe, Middle East and Africa	57,680	67,608
Asia-Pacific	34,324	31,181
	$649,629	$636,669

    At March 31, 2023 and 2022, non-current deferred tax assets of $10,363 and $7,061 respectively, were applicable to the United States.
    Capital expenditures by geographic area were as follows:

	Year-Ended March 31, 2023	Year-Ended March 31, 2022	Year-Ended March 31, 2021
Capital Expenditures:
United States and Latin America	$4,268	$1,267	$3,075
Canada	4,636	3,593	4,866
Europe, Middle East and Africa	278	288	68
Asia-Pacific	271	72	123
	$9,453	$5,220	$8,132

20. Subsequent Events

    No subsequent events have been identified for the fiscal year ended March 31, 2023.

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on this assessment, management has concluded that, as of March 31, 2023, our internal control over financial reporting is effective. The scope of management's assessment of the effectiveness of its internal control over financial reporting did not include a similar assessment of such controls at Powerblanket, which we acquired in fiscal 2023. Powerblanket comprised approximately 6% of our total assets at March 31, 2023, and 4% of our total revenue in fiscal 2023.
    KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2023, included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. The report is included in Item 8 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Executive Officers
The following table and biographies set forth certain information about our current executive officers (collectively, the "Executive Officers"). The names, positions and ages of the Executive Officers as of May 25, 2023, are listed below. Our Executive Officers are appointed by the Board and serve at the discretion of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any Executive Officer and any other person pursuant to which the officer was selected.

Executive Officer	Title	Age
Bruce Thames	President & Chief Executive Officer	60
Kevin Fox	Senior Vice President, Chief Financial Officer	39
David Buntin	Senior Vice President, Thermon Heat Tracing	53
Thomas Cerovski	Senior Vice President, Global Sales	51
Candace Harris-Peterson	Vice President, Human Resources	44
Mark Roberts	Senior Vice President, Global Engineering and Project Services	62
Roberto Kuahara	Senior Vice President, Global Operations	57
Ryan Tarkington	General Counsel & Corporate Secretary	42
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
Mark Roberts joined the Company in October 2016 as Vice President of Global Engineering and Project Services. In May 2021, Mr. Roberts was promoted to Senior Vice President, Thermon Heating Systems and Engineering. Prior to joining the Company, from September 2011 to September 2015, Mr. Roberts served as Vice President, Executive Vice President and President of Audubon Engineering Company, LLC, a professional Engineering Firm. During his thirty-five (35) year career in the energy industry, Mr. Roberts has held executive and management positions within technical sales, business development, engineering and business unit management. Mr. Roberts holds a B.S. in chemical engineering from The University of Texas at Austin.
David Buntin joined the Company in January 2017 as Senior Vice President, Research and Development. In May 2020, Mr. Buntin was promoted to Senior Vice President, Thermon Heat Tracing and R&D. Prior to joining the Company, from 2007 to 2016, Mr. Buntin served as Chief Operating Officer and Vice President Engineering for Enovation Controls, Inc., a company that provides instrumentation, displays, controls and fuel systems for natural gas engines and compressors as well as industrial and marine equipment. Before joining Enovation Controls, Inc., from 1998 to 2007, Mr. Buntin served as the Vice President of Engineering and Services for SecureLogix Corporation, a successful high-tech startup providing telephony and voice-over-IP security solutions. Prior to SecureLogix, from 1994 to 1998, Mr. Buntin served in various engineering roles of increasing responsibility with Southwest Research Institute. Mr. Buntin holds a B.S. in electrical engineering from Baylor University and a M.S. in electrical engineering from Texas A&M University.
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
Ryan Tarkington joined the Company in February 2019 as General Counsel and Corporate Secretary. In May 2022, Mr. Tarkington was promoted to Senior Vice President, General Counsel and Corporate Secretary. Prior to joining the Company, from 2011 to 2019, Mr. Tarkington served in various capacities with several international companies in the offshore drilling industry, including as Senior Counsel for Rowan Companies plc from 2017 through 2019, as Associate General Counsel for Paragon Offshore plc from 2014 through 2017 and as Senior Counsel for Transocean Ltd. from 2011 through 2014. Mr. Tarkington began his career at the law firm of Vinson & Elkins L.L.P. Mr. Tarkington holds a B.A. from Rice University and a J.D. from The University of Texas School of Law.
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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2023 is set forth in the table below.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of March 31, 2023. Specifically, the table provides information regarding our stock plans, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	730,411	$16.33	750,330
Equity plans not approved by security holders	—	—	—
Total(3)	730,411		750,330
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
(3)    At March 31, 2023, the Company had outstanding under the LTIP: (i) 74,366 stock options, with a weighted average exercise price of $16.33, (ii) 336,254 unvested restricted stock units, with a weighted average grant date fair value of $16.12, and (iii) 319,791 performance units (assuming satisfaction of the performance metric at target and 639,582 at maximum), with a weighted average grant date fair value of $18.93.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, located in Austin, Texas, PCAOB ID:185. Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

3.1
Second Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of May 10, 2011 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 13, 2011)

3.2
Amended and Restated Bylaws of Thermon Group Holdings, Inc., effective as of January 31, 2023 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q filed on February 2, 2023)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

4.2
Description of Thermon Group Holdings, Inc.'s Common Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 12, 2019)

10.1
Amended and Restated Credit Agreement, dated September 29, 2021, by and among Thermon Holding Corp., Thermon Canada Inc., the other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 30, 2021)

10.2
Amendment No. 1 to the Amendment and Restated Credit Agreement, dated November 19, 2021, by and among Thermon Holding Corp., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed February 3, 2022)

10.3
Amendment No. 2 to Credit Agreement, Amendment No. 1 to the Guarantee and Collateral Agreement and Amendment No. 1 to the Canadian Guarantee and Collateral Agreement, dated as of March 7, 2023, by and among Thermon Group Holdings, Inc., Thermon Holding Corp., Thermon Canada, Inc. JPMorgan Chase Bank, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 9, 2023)

10.4
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.5
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (filed on April 1, 2011)

10.6
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.7†	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)

10.8†
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)

10.9†
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

10.14†
Form of Employee Relative TSR Performance Stock Unit Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2020)

10.15†
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

10.17†	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)

10.18†
Transition and Consulting Agreement and General Release, dated December 11, 2020, between Jay Peterson and Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed February 4, 2021)

10.19†
Transition and Consulting Agreement and General Release, dated January 25, 2022, by and between René van der Salm and Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed February 3, 2022)

10.20†
Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K/A filed May 27, 2021)

10.21†
Form of Employee RTSR Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.22†
Form of EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.23†
Thermon Group Holdings, Inc. Executive Severance Plan, dated May 24, 2022 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed May 26, 2022)

10.24†*	Form of ROIC Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan

21.1*	Subsidiaries of Thermon Group Holdings, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Kevin Fox, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Kevin Fox, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders'/Members' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 25, 2023	By:	/s/ Kevin Fox
Kevin Fox
Senior Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
May 25, 2023	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 25, 2023	Chief Financial Officer, Senior Vice President	By:	/s/ Kevin Fox
	(Principal Financial and Principal Accounting Officer)		Kevin Fox

May 25, 2023	Chairman of the Board	By:	/s/ John T. Nesser III
John T. Nesser III

May 25, 2023	Director	By:	/s/ John U. Clarke
John U. Clarke

May 25, 2023	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

May 25, 2023	Director	By:	/s/ Roger L. Fix
Roger L. Fix

May 25, 2023	Director	By:	/s/ Marcus J. George
Marcus J. George

May 25, 2023	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

May 25, 2023	Director	By:	/s/ Dr. Angela Strzelecki
Dr. Angela Strzelecki