Form 10-Q
period 2023-06-30
Thermon Group Holdings, Inc.
filed 2023-08-03
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 33,687,209 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	June 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,174	$35,635
Accounts receivable, net of allowances of $2,695 and $2,682 as of June 30, 2023, and March 31, 2023, respectively	91,628	97,627
Inventories, net	92,892	82,132
Contract assets	22,174	16,272
Prepaid expenses and other current assets	15,474	16,138
Income tax receivable	240	3,138
Total current assets	$255,582	$250,942
Property, plant and equipment, net of depreciation and amortization of $69,377 and $67,450 as of June 30, 2023, and March 31, 2023, respectively	64,799	63,288
Goodwill	221,908	219,612
Intangible assets, net	92,645	93,970
Operating lease right-of-use assets	12,835	13,570
Deferred income taxes	679	688
Other non-current assets	8,677	7,559
Total assets	$657,125	$649,629
Liabilities
Current liabilities:
Accounts payable	$28,315	$27,330
Accrued liabilities	31,740	39,364
Current portion of long-term debt	10,315	10,222
Borrowings under revolving credit facility	22,500	14,500
Contract liabilities	8,505	8,483
Lease liabilities	3,394	3,364
Income taxes payable	5,283	6,809
Total current liabilities	$110,052	$110,072
Long-term debt, net	80,356	87,710
Deferred income taxes	11,495	12,084
Non-current lease liabilities	12,014	12,479
Other non-current liabilities	9,259	8,296
Total liabilities	$223,176	$230,641
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,680,965 and 33,508,076 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	239,413	239,860
Accumulated other comprehensive loss	(53,630)	(58,100)
Retained earnings	248,133	237,195
Total equity	$433,949	$418,988
Total liabilities and equity	$657,125	$649,629
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Sales	$106,889	$95,442
Cost of sales	59,580	58,217
Gross profit	47,309	37,225
Operating expenses:
Selling, general and administrative expenses	28,654	24,403
Deferred compensation plan expense/(income)	273	(660)
Amortization of intangible assets	2,387	2,268
Restructuring and other charges/(income)	581	—
Income from operations	15,414	11,214
Other income/(expenses):
Interest expense, net	(1,584)	(835)
Other income/(expense)	341	(916)
Income before provision for income taxes	14,171	9,463
Income tax expense	3,233	2,907
Net income	$10,938	$6,556
Comprehensive income:
Net income	$10,938	$6,556
Foreign currency translation adjustment	4,457	(5,152)
Other miscellaneous income	13	2
Comprehensive income	$15,408	$1,406
Net income per common share:
Basic	$0.33	$0.20
Diluted	$0.32	$0.20
Weighted-average shares used in computing net income per common share:
Basic	33,566,732	33,399,868
Diluted	33,862,939	33,567,284

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2023	33,508,076	$33	$239,860	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to employees	73,345	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	93,826	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,718	—	—	—	—	—
Stock compensation expense	—	—	1,238	—	—	1,238
Repurchase of employee stock units on vesting	—	—	(1,685)	—	—	(1,685)
Net income	—	—	—	10,938	—	10,938
Foreign currency translation adjustment	—	—	—	—	4,457	4,457
Other	—	—	—	—	13	13
Balances at June 30, 2023	33,680,965	$33	$239,413	$248,133	$(53,630)	$433,949

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to employees	30,352	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,766	—	—	—	—	—
Stock compensation expense	—	—	1,193	—	—	1,193
Repurchase of employee stock units on vesting	—	—	(552)	—	—	(552)
Net income	—	—	—	6,556	—	6,556
Foreign currency translation adjustment	—	—	—	—	(5,152)	(5,152)
Other	—	—	—	1	2	3
Balances at June 30, 2022	33,468,134	$33	$235,190	$210,085	$(44,056)	$401,252

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating activities
Net income	$10,938	$6,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,439	4,895
Amortization of deferred debt issuance costs	86	77
Impairment of property, plant, and equipment	(22)	—
Stock compensation expense	1,238	1,193
Deferred income taxes	(753)	(682)
Reserve for uncertain tax positions, net	—	19
Remeasurement (gain)/loss on intercompany balances	(389)	(414)
Changes in operating assets and liabilities:		0
Accounts receivable	7,043	1,323
Inventories	(10,652)	(9,830)
Contract assets and liabilities	(5,596)	8,829
Other current and non-current assets	(1,256)	(531)
Accounts payable	1,000	3,485
Accrued liabilities and non-current liabilities	(6,546)	(5,977)
Income taxes payable and receivable	1,338	2,917
Net cash provided by operating activities	$868	$11,860
Investing activities
Purchases of property, plant and equipment	(2,801)	(1,617)
Sale of rental equipment	12	63
Cash paid for acquisitions, net of cash acquired	—	(35,339)
Net cash provided by/(used in) in investing activities	$(2,789)	$(36,893)
Financing activities
Proceeds from revolving credit facility	8,000	32,000
Payments on long-term debt and revolving credit facility	(7,765)	(8,654)
Repurchase of employee stock units on vesting	(1,685)	(552)
Payments on finance leases	(403)	(31)
Net cash provided by/(used in) financing activities	$(1,853)	$22,763
Less: Net change in cash balances classified as assets held-for-sale	1,012	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	271	1,031
Change in cash, cash equivalents and restricted cash	(2,491)	(1,239)
Cash, cash equivalents and restricted cash at beginning of period	38,520	43,931
Cash, cash equivalents and restricted cash at end of period	$36,029	$42,692

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2023 ("fiscal 2023"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at June 30, 2023 and March 31, 2023, and the results of our operations for the three months ended June 30, 2023 and 2022. Certain prior year amounts have been reclassified to conform with current year presentation.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at June 30, 2023, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2023, are not necessarily indicative of the results that may be achieved for fiscal 2024.
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

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$33,174	$35,635
Restricted cash included in prepaid expenses and other current assets	2,772	2,859
Restricted cash included in other non-current assets	83	26
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$36,029	$38,520
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
Recent Accounting Pronouncements
Business Combinations - In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Accounting Standards Codification, or "ASC," 606. Under this "ASC 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption is permitted. We adopted this standard on April 1, 2023, and the adoption did not have a material impact on our consolidated financial statements.

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
Acquisition Costs
In accordance with GAAP, costs incurred to complete the Acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees were $278, of which $126 were recognized in fiscal 2023. No costs related to the Acquisition have been recognized in fiscal 2024. Acquisition costs are reflected in "Selling, general and administrative expenses" in our condensed consolidated statement of operations and comprehensive income.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of acquisition and other related costs of $126 which were incurred in our first fiscal quarter ended June 30, 2022.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Sales	$106,889	$97,324
Net income	10,938	6,162
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2023 and March 31, 2023, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our recent acquisition of Powerblanket, discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	June 30, 2023		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$7,304	$7,304	$6,350	$6,350	Level 1 - Active Markets
Foreign currency contract forwards assets	13	13	60	60	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$22,500	$22,500	$14,500	$14,500	Level 2 - Active Markets
Outstanding principal amount of senior secured credit facility	91,045	90,818	98,361	98,115	Level 2 - Market Approach
Deferred compensation plan liabilities	6,615	6,615	5,671	5,671	Level 1 - Active Markets
Foreign currency contract forwards liabilities	41	41	26	26	Level 2 - Market Approach
At June 30, 2023 and March 31, 2023, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to purchase price accounting.
Deferred Compensation Plan

    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at June 30, 2023 and March 31, 2023 were $7,304 and $6,350, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $6,615 and $5,671 included in “Other non-current liabilities” in the condensed consolidated balance sheets at June 30, 2023 and March 31, 2023, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $273 and $(660) for the three months ended June 30, 2023 and 2022, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized losses and (gains) on investments were $(283) and $637, respectively, for the three months ended June 30, 2023 and 2022, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2023 and March 31, 2023, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2023	March 31, 2023
Canadian Dollar	$2,500	$4,500
South Korean Won	1,500	1,500
Chinese Renminbi	1,500	500
Great Britain Pound	—	500
Total notional amounts	$5,500	$7,000
Foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were a gain of $173 and a loss of $(296) in the three months ended June 30, 2023 and 2022, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. For the three months ended June 30, 2023 and 2022, our net foreign currency transactions resulted in a gain of $25 and a loss of $(359), respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2024 charges/(income)
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in its Russian subsidiary on January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. In fiscal 2023, we moved the assets related to our Russian subsidiary into a separate asset group deemed as "assets held-for-sale," and wrote down the related net assets to a nominal value. In the first quarter of fiscal 2024, pursuant to requirements to remeasure the assets-held-for-sale, we recognized a total charge related to the Russia Exit of $581 recorded to "Restructuring and other charges/(income)" on our condensed consolidated statement of operations and comprehensive income.

All charges described above were recorded in our Europe, Middle East and Africa ("EMEA") reportable segment.
Restructuring and other charges/(income) by reportable segment were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
United States and Latin America	$—	$—
Canada	—	—
Europe, Middle East and Africa	581	—
Asia-Pacific	—	—
	$581	$—
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three months ended June 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Basic net income per common share
Net income	$10,938	$6,556
Weighted-average common shares outstanding	33,566,732	33,399,868
Basic net income per common share	$0.33	$0.20

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Diluted net income per common share
Net income	$10,938	$6,556
Weighted-average common shares outstanding	33,566,732	33,399,868
Common share equivalents:
Stock options	21,664	—
Restricted and performance stock units	274,543	167,416
Weighted average shares outstanding – dilutive (1)	33,862,939	33,567,284
Diluted net income per common share	$0.32	$0.20
(1) For the three months ended June 30, 2023 and 2022, zero and 179,882 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that actual performance will be above or below target.
6. Inventories
Inventories consisted of the following:

	June 30, 2023	March 31, 2023
Raw materials	$60,341	$53,845
Work in process	6,183	5,338
Finished goods	32,570	29,511
	99,094	88,694
Valuation reserves	(6,202)	(6,562)
Inventories, net	$92,892	$82,132

7. Goodwill and Other Intangible Assets

The carrying amount of goodwill by operating segment as of June 30, 2023, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2023	$81,345	$112,945	$18,679	$6,643	$219,612
Foreign currency translation impact	—	2,500	13	(217)	2,296
Balance as of June 30, 2023	$81,345	$115,445	$18,692	$6,426	$221,908
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2023	Accumulated Amortization	Net Carrying Amount at June 30, 2023	Gross Carrying Amount at March 31, 2023	Accumulated Amortization	Net Carrying Amount at March 31, 2023
Products	$62,922	$(35,656)	$27,266	$61,560	$(33,344)	$28,216
Trademarks	47,705	(2,175)	45,530	47,427	(2,031)	45,396
Developed technology	14,926	(6,764)	8,162	14,862	(6,520)	8,342
Customer relationships	114,122	(103,880)	10,242	113,259	(102,743)	10,516
Certifications	443	—	443	441	—	441
Other	2,277	(1,275)	1,002	1,280	(221)	1,059
Total	$242,395	$(149,750)	$92,645	$238,829	$(144,859)	$93,970

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2023	March 31, 2023
Accrued employee compensation and related expenses	$12,183	$17,709
Accrued interest	3	414
Customer prepayments	67	89
Warranty reserves	966	758
Professional fees	2,429	2,696
Sales taxes payable	3,612	4,301
Accrued litigation payable(1)	5,750	5,880
Other	6,730	7,517
Total accrued current liabilities	$31,740	$39,364
(1) - The Company has insurance receivables recorded to Prepaid expenses and other current assets on our condensed consolidated balance sheets relating to and materially offsetting the accrued litigation payable noted above.
9. Debt
Long-term debt consisted of the following:

	June 30, 2023	March 31, 2023
Variable Rate Term Loan A due September 2026, net of deferred debt issuance costs of $374 and $429 as of June 30, 2023, and March 31, 2023, respectively	$90,671	$97,932
Less current portion	(10,315)	(10,222)
Total long-term debt	$80,356	$87,710
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of June 30, 2023, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
Other Covenants
The Credit Agreement contains restrictive covenants (in each case, subject to certain exclusions) that limit, among other things, the ability of the Company and its subsidiaries (including the Borrowers) to incur additional indebtedness, grant liens, make fundamental changes, sell assets, make restricted payments, enter into sales and leasebacks, make investments, prepay certain indebtedness, enter into transactions with affiliates, and enter into restrictive agreements.
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
    At June 30, 2023, we had $22,500 in outstanding borrowings under the Revolving Credit Facility. We had $75,588 of available borrowing capacity thereunder after taking into account the borrowing base and $1,912 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of June 30, 2023. The Term Loans bear interest at the Secured Overnight Financing Rate ("SOFR"), or Canadian Dollar Offer Rate ("CDOR"), as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on June 30, 2023 were 6.62% for the Canadian Term Loan Facility, 6.45% for the U.S. Term Loan Facility, and 6.45% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income.
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2023, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
In January 2020, the Company received service of process in a class action application in the Superior Court of Quebec, Montreal, Canada related to certain heating elements previously manufactured by Thermon Heating Systems and incorporated into certain portable construction heaters sold by certain manufacturers. The Company believes this claim is without merit and intends to vigorously defend itself against the claim. While the Company continues to dispute the allegations, in March 2021, it reached an agreement in principle with the plaintiff and other defendants to resolve this matter without admitting to any liability; such agreement remains subject to the agreement of the parties on the terms of a definitive settlement agreement. Settlement of this matter on the agreed terms will require the Company to contribute an amount that would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The settlement is subject to, among other things, approval by the Superior Court.
Letters of Credit and Bank Guarantees
At June 30, 2023, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $25,073. Of this amount, $1,204 is secured by cash deposits at the Company’s financial institutions and an additional $1,912 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. In addition to the arrangements totaling $25,073, our Indian subsidiary also has $4,423 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
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
Disaggregation of revenues from contracts with customers for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$29,891	$23,606	$53,497	$23,116	$22,477	$45,593
Canada	24,522	10,801	35,323	25,131	7,064	32,195
Europe, Middle East and Africa	5,393	4,288	9,681	5,907	4,129	10,036
Asia-Pacific	5,339	3,049	8,388	4,632	2,986	7,618
Total revenues	$65,145	$41,744	$106,889	$58,786	$36,656	$95,442
Performance Obligations
    At June 30, 2023, revenues to be recorded associated with our open performance obligations totaled $178,059. Within this amount, approximately $15,588 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.
Contract Assets and Liabilities
    As of June 30, 2023 and March 31, 2023, contract assets were $22,174 and $16,272, respectively. There were no losses recognized on our contract assets for the three months ended June 30, 2023 and 2022, "Restructuring and Other Charges/(Income)." As of June 30, 2023 and March 31, 2023, contract liabilities were $8,505 and $8,483, respectively. The majority of contract liabilities at March 31, 2023 will be recognized as revenue in fiscal 2024. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
Our effective income tax rate was 22.8% and 30.7% for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2022, the Company recorded a discrete tax expense of $376 related to the foreign exchange impact of estimated withholding taxes in our subsidiary.

As of June 30, 2023, we have established a long-term liability for uncertain tax positions in the amount of $981. As of June 30, 2023, the tax years for the fiscal years ended March 31, 2018 through March 31, 2023, remain open to examination by the major taxing jurisdictions.
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
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Sales to External Customers:
United States and Latin America	$53,497	$45,593
Canada	35,323	32,195
Europe, Middle East and Africa	9,681	10,036
Asia-Pacific	8,388	7,618
	$106,889	$95,442
Inter-Segment Sales:
United States and Latin America	$8,381	$6,214
Canada	4,732	3,406
Europe, Middle East and Africa	389	2,686
Asia-Pacific	1,111	1,473
	$14,613	$13,779
Depreciation Expense:
United States and Latin America	$1,056	$1,346
Canada	911	1,152
Europe, Middle East and Africa	47	93
Asia-Pacific	38	36
	$2,052	$2,627
Amortization Expense:
United States and Latin America	$611	$400
Canada	1,743	1,835
Europe, Middle East and Africa	22	21
Asia-Pacific	11	12
	$2,387	$2,268
Income from Operations:
United States and Latin America	$12,281	$11,553
Canada	3,538	4,076
Europe, Middle East and Africa	334	(2,641)
Asia-Pacific	907	(63)
Unallocated:
Stock compensation	(1,238)	(1,193)
Public company costs	(408)	(518)
	$15,414	$11,214

	June 30, 2023	March 31, 2023
Property, Plant and Equipment, Net:
United States and Latin America	$32,880	$31,918
Canada	28,961	28,369
Europe, Middle East and Africa	2,344	2,366
Asia-Pacific	614	635
	$64,799	$63,288
Total Assets:
United States and Latin America	$267,487	$261,781
Canada	286,462	287,221
Europe, Middle East and Africa	59,940	57,680
Asia-Pacific	43,236	42,947
	$657,125	$649,629
Capital expenditures for our reportable segments were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Capital Expenditures:
United States and Latin America	$1,827	$243
Canada	910	1,285
Europe, Middle East and Africa	33	81
Asia-Pacific	31	8
	$2,801	$1,617
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2023 and 2022 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2023 and 2022 as "Interim 2024" and "Interim 2023," respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy, chemical processing and power generation capital investments; (iii) our ability to operate successfully in foreign countries; (iv) the outbreak of a global pandemic, including COVID-19 and its variants; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) the current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. and Canadian governments and European Union; (xxxi) environmental and health and safety laws and regulations as well as environmental liabilities; (xxxii) climate change and related regulation of greenhouse gases; and (xxxiii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2023, and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our nine manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During Interim 2024 and Interim 2023, approximately 54% and 57%, respectively, of our revenues were generated from outside of the United States.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at June 30, 2023, was $178.1 million, as compared to $163.3 million at March 31, 2023. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
Operating expenses. Our selling, general and administrative expenses ("SG&A") are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, plus other sales related expenses as well as other costs related to research and development, insurance, professional fees, the global integrated business information system, and provisions for bad debts. In addition, our deferred compensation expense includes a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. The expense/income associated with our deferred compensation plan is titled "Deferred compensation plan expense/(income)" on our condensed consolidated statements of operations and comprehensive income.
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 25, 2023, and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:
•Impact of product mix. Typically, our customers require our products as well as our engineering and construction services. The level of service and construction needs affect the profit margin for each type of revenue.
We tend to experience lower margins from our design optimization, engineering, installation and maintenance services, which are typically large projects tied to our customers' capex budgets and are comprised of more than $0.5 million in total revenue. For clarity, we will refer to these as "Over time large projects." Our results of operations in recent years have been impacted by the various construction phases of Over time large projects. We are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest projects may generate revenue for several quarters. In the early stages of an Over time large project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers.
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three months ended June 30,
	2023	2022
Point in time	61%	62%
Over time:	39%	38%
Small projects	14%	15%
Large projects	25%	23%
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
Recent Developments
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in the Russian Federation, and, on January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. As previously disclosed, in fiscal 2023, we recorded total charges of $12.6 million related to the Russia Exit as well as $0.2 million in transaction costs to prepare for the disposal of the subsidiary. In the first quarter of fiscal 2024, we recorded an additional $0.6 million of charges associated with the Russia Exit. We expect to complete the Russia Exit in our second fiscal quarter 2024, subject to the receipt of the requisite regulatory approvals.
The Company continues to invest in our three long-term strategic initiatives. First, we expect to diversify our revenues into adjacent markets like commercial, food & beverage, transportation and other non-oil and gas industries where we can continue to differentiate our offerings through quality, safety and customer service, while also aligning Thermon’s strategy around the energy transition toward a more sustainable global economy. Second, we anticipate a multi-decades investment trend to emerge based on the rapidly increasing desire for industrial customers to electrify equipment to reduce their carbon footprint, which represents an opportunity for the Company to leverage its leading expertise in heat transfer engineering solutions. We believe that Thermon's expertise will be a key factor in a successful, sustainable transition, and we expect to invest in additional resources to quickly respond to changing customer demand. Finally, we expect to continue expanding our technology-enabled maintenance solutions, like our recently launched Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. Our efforts to diversify the business's end markets are starting to show early signs of success through increased customer engagement in diversified end markets such as rail and transit, food and beverage, commercial and power. Additionally, we are continuing to receive orders from key customers related to our recently launched Genesis Network technology, with the number of installed circuits using Genesis Network accelerating in the most recent fiscal year. We are benefiting from the increasing global demand for our solutions, particularly in North America.

Results of Operations - Three-month periods ended June 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended June 30,		Increase/(Decrease)
	2023	2022	$	%
Consolidated Statements of Operations Data:
Sales	$106,889	$95,442	$11,447	12%
Cost of sales	59,580	58,217	1,363	2%
Gross profit	47,309	37,225	10,084	27%
Operating expenses:
Selling, general and administrative expenses	28,654	24,403	4,251	17%
Deferred compensation plan expense/(income)	273	(660)	933	(141)%
Amortization of intangible assets	2,387	2,268	119	5%
Restructuring and other charges/(income)	581	—	581	nm
Income from operations	15,414	11,214	4,200
Other income/(expenses):
Interest expense, net	(1,584)	(835)	(749)	90%
Other income/(expense)	341	(916)	1,257	(137)%
Income before provision for income taxes	14,171	9,463	4,708	50%
Income tax expense	3,233	2,907	326	11%
Net income	$10,938	$6,556	$4,382	67%

As a percent of sales:			Change in basis points
Gross profit	44.3%	39.0%	530 bps
Selling, general and administrative expenses	26.8%	25.6%	120 bps
Income from operations	14.4%	11.7%	270 bps
Net income	10.2%	6.9%	330 bps

Effective tax rate	22.8%	30.7%
Three Months Ended June 30, 2023 (“Interim 2024”) Compared to the Three Months Ended June 30, 2022 (“Interim 2023”)
Revenues. Revenue increased in Interim 2024 compared to Interim 2023 due to strong performance in our US-LAM and Canada segments. US-LAM revenue increased $7.9 million, or 17%, while Canada revenue increased $3.1 million, or 10%. Also contributing to the increase was the APAC segment, which experienced sales growth of $0.8 million, or 10%. Across our end markets, the increase in revenue was driven by strong demand in both oil and gas as well as our diversified end markets such as renewables, food and beverage, and rail and transit. These increases were partly offset by contraction in our EMEA segment, with a decrease in revenue of $(0.4) million, or (4)%, impacted by the Russia Exit. Separately, revenue was negatively impacted in Interim 2024 by foreign exchange rates of approximately $2.1 million.
Point in time revenue and Over time revenue comprised 61% and 39% of sales in Interim 2024, respectively, and 62% and 38% in Interim 2023, respectively.
Gross profit and margin. Gross profit increased $10.1 million on greater sales volumes and greater profitability with gross margin improving by 530 bps. In Interim 2023, margins were negatively impacted by a large project in our US-LAM segment that is no longer present in Interim 2024. Interim 2024 gross margin was enhanced by customer price increases as well as operational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.3 million in Interim 2024 compared to Interim 2023 driven mainly by expenses associated with greater sales activity, including higher headcount and salaries, advertising, and travel and entertainment expenses, as well as professional fees.
Deferred compensation plan expense/(income). Deferred compensation plan expense/(income) generated income in Interim 2024 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense), where the Company recorded market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) was $0.6 million in Interim 2024 and zero in Interim 2023. The activity in Interim 2024 was due to the Russia Exit. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Amortization of intangible assets. Amortization of intangible assets increased slightly in Interim 2024 as compared to Interim 2023, as we recorded the first full quarter of amortization related to our acquisition of Powerblanket. Activity within these accounts is driven by periodic straight-line amortization of our acquired intangibles.
Interest expense, net. Interest expense, net increase in Interim 2024 as compared to Interim 2023 due primarily to higher average interest rates (6.14% in Interim 2024 versus 2.35% in Interim 2023), partially offset by a lower average debt balance ($113.2 million in Interim 2024 versus $139.9 million in Interim 2023). Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income/(expense). The change in Other income/(expense) in Interim 2024 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
    Income taxes. Income tax expense was $3.2 million in Interim 2024 on pre-tax income of $14.2 million compared to income tax expense of $2.9 million in Interim 2023 on pre-tax income of $9.5 million, an increase of $0.3 million in income tax expense. Our effective tax rate was 22.8% and 30.7% in Interim 2024 and Interim 2023, respectively. During Interim 2024, the Company benefited from stock compensation that vested in excess of the original grant date fair value. During Interim 2023, we recorded a discrete tax expense of $0.4 million related to the foreign exchange impact of estimated withholding taxes in our Russian subsidiary. Additionally, Interim 2023 was impacted by a higher state tax burden associated with a large project active at that time in our US-LAM segment.
Net income. The change in net income is explained by the changes noted above.
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
At June 30, 2023, we had $33.2 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $7.9 million, or 24%, of these amounts were held in domestic accounts with various institutions and approximately $25.3 million, or 76%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $22.5 million of borrowings outstanding on our revolving credit facility at June 30, 2023. Although subject to change and not required by our Credit Facility, we intend to pay back the outstanding balance within the next twelve months. Please refer to Note 2, "Acquisition," for more information regarding our acquisition.
For fiscal 2024, we expect our capital expenditures to approximate 3.5% to 4.0% of revenue. Additionally, we expect to pay $10.3 million in principal payments on our long-term debt, as well as $3.4 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $1.8 million, mostly related to long-term information technology contracts, of which $1.8 million are due within the next twelve months.

Discussion and Analysis of Cash Flows

	Three months ended June 30,
	2023	2022	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$868	$11,860	$(10,992)
Investing activities	(2,789)	(36,893)	34,104
Financing activities	(1,853)	22,763	(24,616)

Free Cash Flow:(1)
Cash provided by operating activities	$868	$11,860	$(10,992)
Less: Cash used for purchases of property, plant, and equipment	(2,801)	(1,617)	(1,184)
Plus: Sales of rental equipment	12	63	(51)
Free Cash Flow	$(1,921)	$10,306	$(12,227)
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
Operating Cash Flows
Operating cash flows decreased in Interim 2024 as compared to Interim 2023 primarily due to investment of cash in working capital accounts of approximately $15 million, particularly related to investments in inventories, changes in timing of billings on certain contracts in our contract assets, and timing and payment of vendor invoices, partially offset by higher net income of approximately $4 million.
Investing Cash Flows
Cash used in investing decreased in Interim 2024 as compared to Interim 2023 primarily due to the cash paid to acquire Powerblanket recorded in Interim 2023 with no similar activity in Interim 2024, slightly offset by higher capital expenditures in Interim 2024. Refer to Note 2, "Acquisition," for more information.
Financing Cash Flows
Financing cash flows decreased in Interim 2024 versus Interim 2023 primarily due to the borrowings for our acquisition of Powerblanket in Interim 2023 with no similar activity in Interim 2024.
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
Free Cash Flow totaled $(1.9) million for Interim 2024 as compared to $10.3 million for Interim 2023, the drivers of which are explained above under "Discussion and Analysis of Cash Flows."
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during Interim 2024. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 25, 2023, for further details.
Critical Accounting Polices
Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 25, 2023, for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 54% of our Interim 2024 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During Interim 2024, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.5 million for Interim 2024. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.6 million for Interim 2024. A 10% appreciation of the U.S. dollar relative to the Euro would result in a nominal decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a nominal increase in net income for Interim 2024.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income were gains of a nominal amount and a loss of $0.3 million in Interim 2024 and Interim 2023, respectively.
As of June 30, 2023, we had approximately $5.5 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. As of June 30, 2023, the Company could not secure foreign currency contracts to reduce exposure to the Russian Ruble. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $2.1 million in Interim 2024 when compared to foreign exchange translation rates that were in effect in Interim 2023. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $4.5 million and losses of $5.2 million in Interim 2024 and Interim 2023, respectively. The change between the years is primarily due to the strengthening of the Canadian dollar and Euro relative to the U.S. dollar as compared to Interim 2023. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income. Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income.
    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR and CDOR rate. As of June 30, 2023, we had $91.0 million of outstanding principal under our Term Loan Facilities and $22.5 million in borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on June 30, 2023 were 6.62% for the Canadian Term Loan Facility, 6.45% for the U.S. Term Loan Facility, and 6.45% for the U.S. Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.1 million increase or decrease, as applicable, in our annual interest expense.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 25, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of THR securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 3, 2023	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)