Form 10-Q
period 2023-09-30
Thermon Group Holdings, Inc.
filed 2023-11-02
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 33,696,760 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	September 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,532	$35,635
Accounts receivable, net of allowances of $2,812 and $2,682 as of September 30, 2023, and March 31, 2023, respectively	101,564	97,627
Inventories, net	92,550	82,132
Contract assets	27,259	16,272
Prepaid expenses and other current assets	16,865	16,138
Income tax receivable	1,109	3,138
Total current assets	$269,879	$250,942
Property, plant and equipment, net of depreciation and amortization of $70,610 and $67,450 as of September 30, 2023, and March 31, 2023, respectively	64,794	63,288
Goodwill	218,864	219,612
Intangible assets, net	88,018	93,970
Operating lease right-of-use assets	12,319	13,570
Deferred income taxes	703	688
Other non-current assets	9,146	7,559
Total assets	$663,723	$649,629
Liabilities
Current liabilities:
Accounts payable	$34,603	$27,330
Accrued liabilities	30,585	39,364
Current portion of long-term debt	10,226	10,222
Borrowings under revolving credit facility	27,500	14,500
Contract liabilities	7,261	8,483
Lease liabilities	3,387	3,364
Income taxes payable	4,366	6,809
Total current liabilities	$117,928	$110,072
Long-term debt, net	72,599	87,710
Deferred income taxes	10,438	12,084
Non-current lease liabilities	11,389	12,479
Other non-current liabilities	9,063	8,296
Total liabilities	$221,417	$230,641
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,690,712 and 33,508,076 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	$34	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	240,833	239,860
Accumulated other comprehensive loss	(61,424)	(58,100)
Retained earnings	262,863	237,195
Total equity	$442,306	$418,988
Total liabilities and equity	$663,723	$649,629
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Sales	$123,659	$100,557	$230,548	$195,999
Cost of sales	69,201	54,631	128,781	112,848
Gross profit	54,458	45,926	101,767	83,151
Operating expenses:
Selling, general and administrative expenses	30,490	27,754	59,144	52,157
Deferred compensation plan expense/(income)	(247)	(303)	26	(963)
Amortization of intangible assets	2,227	2,437	4,614	4,705
Restructuring and other charges/(income)	304	—	885	—
Income from operations	21,684	16,038	37,098	27,252
Other income/(expenses):
Interest expense, net	(1,925)	(1,408)	(3,509)	(2,243)
Other income/(expense)	(267)	(335)	74	(1,251)
Income before provision for income taxes	19,492	14,295	33,663	23,758
Income tax expense	4,762	3,311	7,995	6,218
Net income	$14,730	$10,984	$25,668	$17,540
Comprehensive income/(loss):
Net income	$14,730	$10,984	$25,668	$17,540
Foreign currency translation adjustment	(7,845)	(17,811)	(3,388)	(22,963)
Other miscellaneous income	51	116	64	118
Comprehensive income/(loss)	$6,936	$(6,711)	$22,344	$(5,305)
Net income per common share:
Basic	$0.44	$0.33	$0.76	$0.52
Diluted	$0.43	$0.33	$0.75	$0.52
Weighted-average shares used in computing net income per common share:
Basic	33,688,514	33,476,695	33,748,425	33,438,657
Diluted	34,126,884	33,773,475	34,093,791	33,611,291

The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2023	33,508,076	$33	$239,860	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to employees	73,345	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	93,826	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,718	—	—	—	—	—
Stock compensation expense	—	—	1,238	—	—	1,238
Repurchase of employee stock units on vesting	—	—	(1,685)	—	—	(1,685)
Net income	—	—	—	10,938	—	10,938
Foreign currency translation adjustment	—	—	—	—	4,457	4,457
Other	—	—	—	—	13	13
Balances at June 30, 2023	33,680,965	$33	$239,413	$248,133	$(53,630)	$433,949
Issuance of common stock as deferred compensation to employees	2,550	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,197	—	—	—	—	—
Stock compensation expense	—	—	1,450	—	—	1,450
Repurchase of employee stock units on vesting	—	—	(30)	—	—	(30)
Net income	—	—	—	14,730	—	14,730
Foreign currency translation adjustment	—	—	—	—	(7,845)	(7,845)
Other	—	1	—	—	51	52
Balances at September 30, 2023	33,690,712	$34	$240,833	$262,863	$(61,424)	$442,306

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to employees	30,352	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,766	—	—	—	—	—
Stock compensation expense	—	—	1,193	—	—	1,193
Repurchase of employee stock units on vesting	—	—	(552)	—	—	(552)
Net income	—	—	—	6,556	—	6,556
Foreign currency translation adjustment	—	—	—	—	(5,152)	(5,152)
Other	—	—	—	1	2	3
Balances at June 30, 2022	33,468,134	$33	$235,190	$210,085	$(44,056)	$401,252
Issuance of common stock as deferred compensation to employees	5,544	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	9,930	—	—	—	—	—
Stock compensation expense	—	—	1,251	—	—	1,251
Repurchase of employee stock units on vesting	—	—	(34)	—	—	(34)
Net income/(loss)	—	—	—	10,984	—	10,984
Foreign currency translation adjustment	—	—	—	—	(17,811)	(17,811)
Other	—	—	—	—	116	116
Balances at September 30, 2022	33,483,608	$33	$236,407	$221,069	$(61,751)	$395,758
The accompanying notes are an integral part of these condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Operating activities
Net income	$25,668	$17,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,802	9,852
Amortization of deferred debt issuance costs	174	152
Stock compensation expense	2,688	2,444
Deferred income taxes	(1,562)	(1,749)
Reserve for uncertain tax positions, net	39	20
Remeasurement (gain)/loss on intercompany balances	(226)	530
Changes in operating assets and liabilities:		0
Accounts receivable	(4,157)	(8,577)
Inventories	(11,569)	(22,013)
Contract assets and liabilities	(12,103)	10,100
Other current and non-current assets	(3,023)	(3,677)
Accounts payable	7,536	7,369
Accrued liabilities and non-current liabilities	(7,607)	(2,807)
Income taxes payable and receivable	(400)	3,347
Net cash provided by operating activities	$4,260	$12,531
Investing activities
Purchases of property, plant and equipment	(5,608)	(3,614)
Sale of rental equipment	34	103
Cash paid for acquisitions, net of cash acquired	—	(35,299)
Net cash used in investing activities	$(5,574)	$(38,810)
Financing activities
Proceeds from revolving credit facility	13,000	32,000
Payments on revolving credit facility	—	(3,000)
Payments on long-term debt	(15,381)	(10,441)
Repurchase of employee stock units on vesting	(1,715)	(586)
Payments on finance leases	(500)	(30)
Net cash provided by/(used in) financing activities	$(4,596)	$17,943
Less: Net change in cash balances classified as assets held-for-sale	905	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(583)	(1,050)
Change in cash, cash equivalents and restricted cash	(5,588)	(9,386)
Cash, cash equivalents and restricted cash at beginning of period	38,520	43,931
Cash, cash equivalents and restricted cash at end of period	$32,932	$34,545

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2023 ("fiscal 2023"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at September 30, 2023 and March 31, 2023, and the results of our operations for the three and six months ended September 30, 2023 and 2022.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2023, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2023, are not necessarily indicative of the results that may be achieved for fiscal 2024.
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

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$30,532	$35,635
Restricted cash included in prepaid expenses and other current assets	2,365	2,859
Restricted cash included in other non-current assets	35	26
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$32,932	$38,520
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

2. Acquisition
Powerblanket
On May 31, 2022, (the "Acquisition Date"), Thermon Holding Corp., as buyer, acquired 100% of the issued and outstanding equity interests of Powerblanket (“Powerblanket”) from Glacier Capital LLC, as seller (the "Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology. The Acquisition increases our exposure to growing industrial and commercial end-markets through its freeze protection, temperature control and flow assurance solutions. We have integrated Powerblanket into our United States and Latin America ("US-LAM") reportable segment.
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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Sales	$123,659	$100,557	$230,548	$197,863
Net income	14,730	10,984	25,668	17,257
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2023 and March 31, 2023, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our recent acquisition of Powerblanket, discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	September 30, 2023		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$7,103	$7,103	$6,350	$6,350	Level 1 - Active Markets
Foreign currency contract forwards assets	—	—	60	60	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$27,500	$27,500	$14,500	$14,500	Level 2 - Market Approach
Outstanding principal amount of senior secured credit facility	83,139	82,931	98,361	98,115	Level 2 - Market Approach
Deferred compensation plan liabilities	6,400	6,400	5,671	5,671	Level 1 - Active Markets
Foreign currency contract forwards liabilities	70	70	26	26	Level 2 - Market Approach
At September 30, 2023 and March 31, 2023, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to purchase price accounting.
Deferred Compensation Plan

    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at September 30, 2023 and March 31, 2023 were $7,103 and $6,350, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $6,400 and $5,671 included in “Other non-current liabilities” in the condensed consolidated balance sheets at September 30, 2023 and March 31, 2023, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $(247) and $(303) for the three months ended September 30, 2023 and 2022, respectively, and $26 and $(963) for the six months ended September 30, 2023 and 2022, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses and (gains) on investments were $234 and $296, respectively, for the three months ended September 30, 2023 and 2022, respectively, and $(50) and $934 for the six months ended September 30, 2023 and 2022, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2023 and March 31, 2023, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2023	March 31, 2023
Canadian Dollar	$2,500	$4,500
South Korean Won	2,000	1,500
Mexican Peso	1,500	—
Chinese Renminbi	—	500
Great Britain Pound	—	500
Total notional amounts	$6,000	$7,000
In the three and six months ended September 30, 2023 and 2022, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(148) and $(252), respectively, and a gain of $28 and a loss of $(612), respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three and six months ended September 30, 2023 and 2022, our net foreign currency transactions resulted in losses of $(38) and $(37), respectively, and $(13) and $(333), respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2024 charges/(income)
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in its Russian subsidiary. On January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. In fiscal 2023, we moved the assets related to our Russian subsidiary into a separate asset group deemed as "assets held-for-sale," and wrote down the related net assets to a nominal value. In the three and six months ended September 30, 2023, pursuant to requirements to remeasure the assets-held-for-sale, we recognized total charges related to the Russia Exit of $304 and $885, respectively, recorded to "Restructuring and other charges/(income)" on our condensed consolidated statement of operations and comprehensive income/(loss). This brings the total charge from fiscal 2023 and fiscal 2024 associated with the Russia Exit to $13,282.
All charges described above were recorded in our Europe, Middle East and Africa ("EMEA") reportable segment.
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and six months ended September 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Basic net income per common share
Net income	$14,730	$10,984	$25,668	$17,540
Weighted-average common shares outstanding	33,688,514	33,476,695	33,748,425	33,438,657
Basic net income per common share	$0.44	$0.33	$0.76	$0.52

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Diluted net income per common share
Net income	$14,730	$10,984	$25,668	$17,540
Weighted-average common shares outstanding	33,688,514	33,476,695	33,748,425	33,438,657
Common share equivalents:
Stock options	29,108	1,536	25,209	—
Restricted and performance stock units	409,262	295,244	320,157	172,634
Weighted average shares outstanding – dilutive (1)	34,126,884	33,773,475	34,093,791	33,611,291
Diluted net income per common share	$0.43	$0.33	$0.75	$0.52
(1) For the three months ended September 30, 2023 and 2022, zero and 36,310, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the six months ended September 30, 2023 and 2022 1,633 and 113,559 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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
6. Inventories
Inventories consisted of the following:

	September 30, 2023	March 31, 2023
Raw materials	$59,070	$53,845
Work in process	5,213	5,338
Finished goods	34,478	29,511
	98,761	88,694
Valuation reserves	(6,211)	(6,562)
Inventories, net	$92,550	$82,132

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of September 30, 2023, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2023	$81,345	$112,945	$18,679	$6,643	$219,612
Foreign currency translation impact	—	109	(522)	(335)	(748)
Balance as of September 30, 2023	$81,345	$113,054	$18,157	$6,308	$218,864
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2023	Accumulated Amortization	Net Carrying Amount at September 30, 2023	Gross Carrying Amount at March 31, 2023	Accumulated Amortization	Net Carrying Amount at March 31, 2023
Products	$61,619	$(36,458)	$25,161	$61,560	$(33,344)	$28,216
Trademarks	46,141	(2,281)	43,860	47,427	(2,031)	45,396
Developed technology	14,568	(6,726)	7,842	14,862	(6,520)	8,342
Customer relationships	112,979	(103,190)	9,789	113,259	(102,743)	10,516
Certifications	427	—	427	441	—	441
Other	1,280	(341)	939	1,280	(221)	1,059
Total	$237,014	$(148,996)	$88,018	$238,829	$(144,859)	$93,970

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2023	March 31, 2023
Accrued employee compensation and related expenses	$13,012	$17,709
Accrued interest	72	414
Customer prepayments	82	89
Warranty reserves	1,053	758
Professional fees	2,197	2,696
Sales taxes payable	3,802	4,301
Accrued litigation payable(1)	4,187	5,880
Other(2)	6,180	7,517
Total accrued current liabilities	$30,585	$39,364
(1) - The Company has insurance receivables recorded to Prepaid expenses and other current assets on our condensed consolidated balance sheets relating to and materially offsetting the accrued litigation payable noted above.
(2) - Other includes approximately $3,384 of non-cash, foreign currency translation impacts related to the Russia Exit. Once the disposition of our Russian affiliate is complete, this balance will be offset against accumulated other comprehensive loss on our condensed consolidated Balance Sheet.
9. Debt
Long-term debt consisted of the following:

	September 30, 2023	March 31, 2023
Variable Rate Term Loan A due September 2026, net of deferred debt issuance costs of $314 and $429 as of September 30, 2023, and March 31, 2023, respectively	$82,825	$97,932
Less current portion	(10,226)	(10,222)
Total long-term debt	$72,599	$87,710
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

Fiscal Quarter Ending	Consolidated Leverage Ratio
December 31, 2022, and each fiscal quarter thereafter	3.5:1.00
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of September 30, 2023, we were in compliance with all financial covenants of the Credit Agreement.
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
    At September 30, 2023, we had $27,500 in outstanding borrowings under the Revolving Credit Facility. We had $70,099 of available borrowing capacity thereunder after taking into account the borrowing base and $2,401 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of September 30, 2023. The Term Loans bear interest at the Secured Overnight Financing Rate ("SOFR"), or Canadian Dollar Offer Rate ("CDOR"), as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on September 30, 2023 were 6.73% for the Canadian Term Loan Facility, 6.68% for the U.S. Term Loan Facility, and 6.68% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2023, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
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
Letters of Credit and Bank Guarantees
At September 30, 2023, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $17,948. Of this amount, $1,284 is secured by cash deposits at the Company’s financial institutions and an additional $2,401 represents a reduction of the available amount of the Company's short-term and long-term revolving lines of credit. In addition to the arrangements totaling $17,948, our Indian subsidiary also has $4,423 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
11. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, as well as revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Revenue recognized at a point-in-time based on when control transfers to the customer is generally related to our product sales. Point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.
Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$31,744	$32,053	$63,797	$24,749	$22,685	$47,434
Canada	25,625	10,524	36,149	25,656	9,127	34,783
Europe, Middle East and Africa	7,819	5,588	13,407	5,261	4,282	9,543
Asia-Pacific	7,447	2,859	10,306	6,665	2,132	8,797
Total revenues	$72,635	$51,024	$123,659	$62,331	$38,226	$100,557

	Six months ended September 30, 2023			Six months ended September 30, 2022
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$61,635	$55,659	$117,294	$47,865	$45,162	$93,027
Canada	50,147	21,325	71,472	50,787	16,191	66,978
Europe, Middle East and Africa	13,212	9,876	23,088	11,168	8,411	19,579
Asia-Pacific	12,786	5,908	18,694	11,297	5,118	16,415
Total revenues	$137,780	$92,768	$230,548	$121,117	$74,882	$195,999
Performance Obligations
    At September 30, 2023, revenues to be recorded associated with our open performance obligations totaled $166,869. Within this amount, approximately $13,988 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within 12 months.
Contract Assets and Liabilities

    As of September 30, 2023 and March 31, 2023, contract assets were $27,259 and $16,272, respectively. As of September 30, 2023 and March 31, 2023, contract liabilities were $7,261 and $8,483, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
Our effective income tax rate was 23.8% and 26.2% for the six months ended September 30, 2023 and 2022, respectively. The Company recorded a discrete tax benefit of $197 in the six months ended September 30, 2023, and a discrete tax expense of $343 related to various matters in the six months ended September 30, 2022. The discrete tax items for both periods include realized stock compensation and the foreign exchange impact of certain deferred tax matters.
As of September 30, 2023, we have established a long-term liability for uncertain tax positions in the amount of $1,001. As of September 30, 2023, the tax years for the fiscal years ended March 31, 2018 through March 31, 2023, remain open to examination by the major taxing jurisdictions.
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
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Sales to External Customers:
United States and Latin America	$63,797	$47,434	$117,294	$93,027
Canada	36,149	34,783	71,472	66,978
Europe, Middle East and Africa	13,407	9,543	23,088	19,579
Asia-Pacific	10,306	8,797	18,694	16,415
	$123,659	$100,557	$230,548	$195,999
Inter-Segment Sales:
United States and Latin America	$11,269	$11,841	$19,650	$22,742
Canada	3,851	3,304	8,583	6,656
Europe, Middle East and Africa	286	234	675	656
Asia-Pacific	422	433	1,533	812
	$15,828	$15,812	$30,441	$30,866
Depreciation Expense:
United States and Latin America	$1,108	$1,240	$2,164	$2,587
Canada	937	1,148	1,848	2,300
Europe, Middle East and Africa	51	96	98	189
Asia-Pacific	40	35	78	71
	$2,136	$2,519	$4,188	$5,147
Amortization Expense:
United States and Latin America	$449	$599	$1,060	$999
Canada	1,745	1,795	3,488	3,630
Europe, Middle East and Africa	22	20	44	42
Asia-Pacific	11	23	22	34
	$2,227	$2,437	$4,614	$4,705
Income from Operations:
United States and Latin America	$12,009	$6,163	$24,290	$17,716
Canada	7,520	8,700	11,058	12,776
Europe, Middle East and Africa	2,333	1,079	2,667	(1,562)
Asia-Pacific	1,769	1,809	2,676	1,746
Unallocated:
Stock compensation	(1,450)	(1,251)	(2,688)	(2,444)
Public company costs	(497)	(462)	(905)	(980)
	$21,684	$16,038	$37,098	$27,252

	September 30, 2023	March 31, 2023
Property, Plant and Equipment, Net:
United States and Latin America	$33,499	$31,918
Canada	28,398	28,369
Europe, Middle East and Africa	2,248	2,366
Asia-Pacific	649	635
	$64,794	$63,288
Total Assets:
United States and Latin America	$279,738	$270,404
Canada	280,653	287,221
Europe, Middle East and Africa	61,074	57,680
Asia-Pacific	42,258	34,324
	$663,723	$649,629
Capital expenditures for our reportable segments were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Capital Expenditures:
United States and Latin America	$1,719	$1,180	$3,546	$1,423
Canada	996	715	1,906	2,000
Europe, Middle East and Africa	4	51	37	132
Asia-Pacific	88	51	119	59
	$2,807	$1,997	$5,608	$3,614
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2023 and 2022 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2023 and 2022 as "Interim 2024" and "Interim 2023," respectively. We refer to the six month periods ended September 30, 2023 and 2022 as "YTD 2024" and "YTD 2023," respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our nine manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2024 and YTD 2023, approximately 52% and 59%, respectively, of our revenues were generated from outside of the United States.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point in time based on when control transfers to the customer is generally related to our product sales. Point in time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.

We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA"), and (iv) Asia-Pacific ("APAC").
We believe that our pipeline of planned projects, in addition to our backlog of written contractual commitments received from customers, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at September 30, 2023, was $166.9 million, as compared to $163.3 million at March 31, 2023. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales primarily includes the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of sales include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Raw material costs have been stable over the years; however, we may face challenges from time to time with temporary shortages related to global supply chain issues, such as those that persisted during the COVID-19 pandemic which led to shortages in certain raw materials as well as an increase in costs of these materials due to use of alternate suppliers, higher freight costs, increased lead times, expedited shipping and other inflationary factors. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
Operating expenses. Our selling, general and administrative expenses ("SG&A") are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, plus other sales related expenses as well as other costs related to research and development, insurance, professional fees, the global integrated business information system, and provisions for credit losses. In addition, our deferred compensation expense includes a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. The expense/income associated with our deferred compensation plan is titled "Deferred compensation plan expense/(income)" on our condensed consolidated statements of operations and comprehensive income/(loss).
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Point in time	59%	62%	60%	62%
Over time:	41%	38%	40%	38%
Small projects	12%	15%	13%	15%
Large projects	29%	23%	27%	23%
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
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. Refer to Note 2, "Acquisition," for more discussion of our Powerblanket acquisition.
Recent Developments
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in the Russian Federation, and, on January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. As previously disclosed, in fiscal 2023, we recorded total charges of $12.6 million related to the Russia Exit as well as $0.2 million in transaction costs to prepare for the disposal of the subsidiary. During YTD 2024, we recorded an additional $0.9 million of charges associated with the Russia Exit, as well as $0.3 million transaction costs. We expect to complete the Russia Exit in our third fiscal quarter 2024, subject to the receipt of the requisite regulatory approvals.
The Company continues to invest in our three long-term strategic initiatives. First, we expect to continue to diversify our revenues into adjacent markets like commercial, food & beverage, transportation and other non-oil and gas industries where we can continue to differentiate our offerings through quality, safety and customer service, while also aligning Thermon’s strategy around the energy transition toward a more sustainable global economy. Second, we believe a multi-decades investment trend is beginning to emerge based on the rapidly increasing desire for industrial customers to electrify equipment to reduce their carbon footprint, which represents an opportunity for the Company to leverage its leading expertise in heat transfer engineering solutions. We believe that Thermon's expertise will be a key factor in a successful, sustainable transition, and we expect to invest in additional resources to quickly respond to changing customer demand. Finally, we expect to continue expanding our technology-enabled maintenance solutions, like our recently launched Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. Our efforts to diversify the business's end markets are starting to show early signs of success through increased customer engagement in diversified end markets such as rail and transit, food and beverage, commercial and power. Additionally, we are continuing to receive orders from key customers related to our recently launched Genesis Network technology, with the number of installed circuits using Genesis Network accelerating in the most recent fiscal year. We are benefiting from the increasing global demand for our solutions, particularly in North America.

Results of Operations - Three-month periods ended September 30, 2023 and 2022
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended September 30,		Increase/(Decrease)
	2023	2022	$	%
Consolidated Statements of Operations Data:
Sales	$123,659	$100,557	$23,102	23%
Cost of sales	69,201	54,631	14,570	27%
Gross profit	54,458	45,926	8,532	19%
Operating expenses:
Selling, general and administrative expenses	30,490	27,754	2,736	10%
Deferred compensation plan expense/(income)	(247)	(303)	56	(18)%
Amortization of intangible assets	2,227	2,437	(210)	(9)%
Restructuring and other charges/(income)	304	—	304	nm
Income from operations	21,684	16,038	5,646	35%
Other income/(expenses):
Interest expense, net	(1,925)	(1,408)	(517)	37%
Other income/(expense)	(267)	(335)	68	(20)%
Income before provision for income taxes	19,492	14,295	5,197	36%
Income tax expense	4,762	3,311	1,451	44%
Net income	$14,730	$10,984	$3,746	34%

As a percent of sales:			Change in basis points
Gross profit	44.0%	45.7%	-170 bps
Selling, general and administrative expenses	24.7%	27.6%	-290 bps
Income from operations	17.5%	15.9%	160 bps
Net income	11.9%	10.9%	100 bps

Effective tax rate	24.4%	23.2%
Note: "nm" is not meaningful.
Three Months Ended September 30, 2023 (“Interim 2024”) Compared to the Three Months Ended September 30, 2022 (“Interim 2023”)
Revenues. Revenues increased in Interim 2024 across all segments, particularly in our US-LAM and EMEA reportable segments, which grew revenues $16.4 million, or 34%, and $3.9 million, or 40%, respectively, compared to Interim 2023. Particularly strong demand in our US-LAM segment was further bolstered by an increase in projects activity in Interim 2024. In our APAC segment, revenues increased by $1.5 million, or 17%, compared to Interim 2023. Revenue in our Canada segment also grew $1.4 million, or 4%, in Interim 2024 compared to Interim 2023. Separately, foreign exchange rates negatively impacted revenues in Interim 2024 by $1.2 million as the U.S. dollar strengthened relative to the Company's foreign currency-denominated operations.
Point in time revenues in Interim 2024 were $72.6 million, or 59% of total sales, while Over time revenues were $51.0 million, or 41% of total sales. This compares to 62% Point in time revenues and 38% Over time revenues in Interim 2023. Refer to the "Overview" section above for definitions of Point in time and Over time revenue. Both types of revenue grew, with Over time growing at a faster rate as revenue mix shifted toward projects in Interim 2024 compared to Interim 2023.

Gross profit and margin. The higher gross profit in Interim 2024 is primarily attributable to a higher volume of sales, while gross margin decreased, mainly due to a shift of our revenue mix to projects from relatively higher-margin materials, or Point in time, sales.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2024 was driven by greater sales activity resulting in higher salaries and benefits and sales commissions. SG&A as a percent of sales was 24.7% in Interim 2024 versus 27.6% in Interim 2023. This decrease in SG&A as a percent of sales was attributable to a marked increase in sales coupled with with prudent cost management initiatives.
Deferred compensation plan expense/(income). The decrease in deferred compensation plan income in Interim 2024 is attributable in part to market fluctuations in the underlying balances as compared to Interim 2023. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Amortization of intangible assets. Amortization of intangible assets in Interim 2024 was nearly flat when compared to Interim 2023.
Restructuring and other charges/(income). Restructuring and other charges/(income) were $0.3 million in Interim 2024 and zero in Interim 2023. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Interest expense, net. The increase in interest expense is primarily due to a higher average interest rate during Interim 2024, which was approximately 6.57% versus approximately 3.39% during Interim 2023, partially offset by a lower debt balance in Interim 2024 of approximately $112 million versus $147 million at Interim 2023. See Note 9, "Debt," for additional information on our long-term debt.
Other income/(expense). The decrease in other expense is primarily due to fluctuations in the Company's non-qualified deferred compensation plan than in the prior year due to market fluctuations. These losses are materially offset by increased deferred compensation plan income as noted above.
Income tax expense. Income tax expense was $4.8 million in Interim 2024 on pre-tax income of $19.5 million compared to income tax expense of $3.3 million in Interim 2023 on pre-tax income of $14.3 million, an increase of $1.5 million. Our effective tax rate was 24.4% and 23.2% in Interim 2024 and Interim 2023, respectively. In Interim 2023, the Company's effective tax rate was impacted nominally by the discrete tax benefit of the foreign exchange impact of certain deferred tax matters. Refer to Note 12, “Income Taxes,” for additional detail.
Net income. The change in net income is explained by the changes noted in the sections above.

Results of Operations - Six-month periods ended September 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations for the six months ended September 30, 2023 and 2022, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Six Months Ended September 30,		Increase/(Decrease)
	2023	2022	$	%
Consolidated Statements of Operations Data:
Sales	$230,548	$195,999	$34,549	18%
Cost of sales	128,781	112,848	15,933	14%
Gross profit	101,767	83,151	18,616	22%
Operating expenses:
Selling, general and administrative expenses	59,144	52,157	6,987	13%
Deferred compensation plan expense/(income)	26	(963)	989	(103)%
Amortization of intangible assets	4,614	4,705	(91)	(2)%
Restructuring and other charges/(income)	885	—	885	nm
Income from operations	37,098	27,252	9,846
Other income/(expenses):
Interest expense, net	(3,509)	(2,243)	(1,266)	56%
Other income/(expense)	74	(1,251)	1,325	(106)%
Income before provision for income taxes	33,663	23,758	9,905	42%
Income tax expense	7,995	6,218	1,777	29%
Net income	$25,668	$17,540	$8,128	46%

As a percent of sales:			Change in basis points
Gross profit	44.1%	42.4%	170 bps
Selling, general and administrative expenses	25.7%	26.6%	-90 bps
Income from operations	16.1%	13.9%	220 bps
Net income	11.1%	8.9%	220 bps

Effective tax rate	23.8%	26.2%
Note: "nm" is not meaningful.
Six Months Ended September 30, 2023 (“YTD 2024”) Compared to the Six Months Ended September 30, 2022 (“YTD 2023”)
Revenues. Revenue increased in YTD 2024 compared to YTD 2023 due to strong demand in all segments. US-LAM revenue increased $24.3 million, or 26%, while Canada revenue increased $4.5 million, or 7%. Also contributing to the increase was the EMEA segment, which experienced sales growth of $3.5 million, or 18%, as well as our APAC segment, which grew $2.3 million, or 14%. The strong demand for projects, particularly in our US-LAM segment, impacted the revenue performance during YTD 2024. Separately, revenue was negatively impacted in YTD 2024 by foreign exchange rates of approximately $3.3 million as the U.S. dollar strengthened relative to the Company's foreign currency-denominated operations.
Point in time revenue and Over time revenue comprised 60% and 40% of sales in YTD 2024, respectively, and 62% and 38% in YTD 2023, respectively.
Gross profit and margin. Gross profit increased $18.6 million on greater sales volumes and greater profitability with gross margin improving by 170 bps. Although mix towards relatively lower-margin Over time revenue impacted margins, YTD 2024 gross margin was enhanced by customer price increases as well as operational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.0 million in YTD 2024 compared to YTD 2023 driven mainly by expenses associated with greater sales activity, including higher headcount and related salaries, as well as professional fees.
Deferred compensation plan expense/(income). Deferred compensation plan expense/(income) generated income in YTD 2024 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense), where the Company recorded market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) was $0.9 million in YTD 2024 and zero in YTD 2023. The activity in YTD 2024 was due to the Russia Exit. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Amortization of intangible assets. Amortization of intangible assets was nearly flat when compared to YTD 2023. Activity within these accounts is driven by periodic straight-line amortization of our acquired intangibles. Refer to Note 2, "Acquisition" for more information.
Interest expense, net. Interest expense, net increased in YTD 2024 as compared to YTD 2023 due primarily to higher average interest rates (6.25% in YTD 2024 versus 3.06% in YTD 2023), partially offset by a lower average debt balance ($112 million in YTD 2024 versus $136 million in YTD 2023). Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income/(expense). The change in Other income/(expense) in YTD 2024 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
    Income taxes. Income tax expense was $8.0 million in YTD 2024 on pre-tax income of $33.7 million compared to income tax expense of $6.2 million in YTD 2023 on pre-tax income of $23.8 million, an increase of $1.8 million in income tax expense. Our effective tax rate was 23.8% and 26.2% in YTD 2024 and YTD 2023, respectively. The Company's effective tax rate was impacted nominally by discrete tax items such as realized stock compensation and the foreign exchange impact of certain deferred tax matters. Refer to Note 12, “Income Taxes,” for additional detail.
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
At September 30, 2023, we had $30.5 million in cash and cash equivalents and $70.1 million available under our revolving line of credit facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $5.6 million, or 18%, of these amounts were held in domestic accounts with various institutions and approximately $24.9 million, or 82%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $27.5 million of borrowings outstanding on our revolving credit facility at September 30, 2023. Although subject to change and not required by our Credit Facility, we intend to pay back the outstanding balance within the next twelve months. Please refer to Note 2, "Acquisition," for more information regarding our acquisition.
For fiscal 2024, we expect our capital expenditures to approximately 3.0% of revenue. Additionally, we expect to pay $10.2 million in principal payments on our long-term debt, as well as $3.4 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $7.2 million, mostly related to long-term information technology contracts, of which $5.5 million is due within the next twelve months.

Discussion and Analysis of Cash Flows

	Six months ended September 30,
	2023	2022	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$4,260	$12,531	$(8,271)
Investing activities	(5,574)	(38,810)	33,236
Financing activities	(4,596)	17,943	(22,539)

Free Cash Flow:(1)
Cash provided by operating activities	$4,260	$12,531	$(8,271)
Less: Cash used for purchases of property, plant, and equipment	(5,608)	(3,614)	(1,994)
Plus: Sales of rental equipment	34	103	(69)
Free Cash Flow	$(1,314)	$9,020	$(10,334)
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
Operating Cash Flows
Operating cash flows decreased in YTD 2024 as compared to YTD 2023 primarily due to investment of cash in working capital accounts of approximately $15 million, particularly related to changes in timing of billings on certain project-related contracts in our net contract assets given the increase in project-related activity, partially offset by higher net income of approximately $8 million.
Investing Cash Flows
Cash used in investing decreased in YTD 2024 as compared to YTD 2023 primarily due to the cash paid to acquire Powerblanket recorded in YTD 2023 with no similar activity in YTD 2024, slightly offset by higher capital expenditures in YTD 2024. Refer to Note 2, "Acquisition," for more information.
Financing Cash Flows
Financing cash flows decreased in YTD 2024 versus YTD 2023 primarily due to the borrowings for our acquisition of Powerblanket in YTD 2023 with no similar activity in YTD 2024. We borrowed on our revolving credit facility in both comparative periods, although to a lesser extent in YTD 2024 versus YTD 2023.
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
Free Cash Flow totaled $(1.3) million for YTD 2024 as compared to $9.0 million for YTD 2023, the drivers of which are explained above under "Discussion and Analysis of Cash Flows."
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 52% of our YTD 2024 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2024, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.8 million for YTD 2024. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $1.0 million for YTD 2024. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.1 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.2 million increase in net income for YTD 2024.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income/(loss) were losses of a nominal amount and $0.3 million in YTD 2024 and YTD 2023, respectively.
As of September 30, 2023, we had approximately $6.0 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $3.3 million in YTD 2024 when compared to foreign exchange translation rates that were in effect in YTD 2023. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $3.4 million and $23.0 million in YTD 2024 and YTD 2023, respectively. The losses are due to the strengthening of the U.S. dollar relative to the Company's other primary operating currencies, which was more pronounced in YTD 2023. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).
    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR and CDOR rate. As of September 30, 2023, we had $83.1 million of outstanding principal under our Term Loan Facilities and $27.5 million in borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on September 30, 2023 were 6.73% for the Canadian Term Loan Facility, 6.68% for the U.S. Term Loan Facility, and 6.68% for the U.S. Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.1 million increase or decrease, as applicable, in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 2, 2023	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)