Form 10-Q
period 2023-12-31
Thermon Group Holdings, Inc.
filed 2024-02-01
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 31, 2024, the registrant had 33,714,736 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2023

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,396	$35,635
Accounts receivable, net of allowances of $1,913 and $2,682 as of December 31, 2023 and March 31, 2023, respectively	120,624	97,627
Inventories, net	96,299	82,132
Contract assets	19,397	16,272
Prepaid expenses and other current assets	16,363	16,138
Income tax receivable	1,648	3,138
Total current assets	$309,727	$250,942
Property, plant and equipment, net of depreciation and amortization of $72,193 and $67,450 as of December 31, 2023 and March 31, 2023, respectively	67,932	63,288
Goodwill	268,538	219,612
Intangible assets, net	133,247	93,970
Operating lease right-of-use assets	14,482	13,570
Deferred income taxes	1,072	688
Other non-current assets	10,090	7,559
Total assets	$805,088	$649,629
Liabilities
Current liabilities:
Accounts payable	$26,611	$27,330
Accrued liabilities	40,392	39,364
Current portion of long-term debt	15,945	10,222
Borrowings under revolving credit facility	32,500	14,500
Contract liabilities	15,414	8,483
Lease liabilities	3,429	3,364
Income taxes payable	5,448	6,809
Total current liabilities	$139,739	$110,072
Long-term debt, net	163,954	87,710
Deferred income taxes	10,835	12,084
Non-current lease liabilities	13,368	12,479
Other non-current liabilities	9,767	8,296
Total liabilities	$337,663	$230,641
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 authorized; 33,711,599 and 33,508,076 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	$34	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	242,111	239,860
Accumulated other comprehensive loss	(53,421)	(58,100)
Retained earnings	278,701	237,195
Total equity	$467,425	$418,988
Total liabilities and equity	$805,088	$649,629
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Sales	$136,427	$122,110	$366,975	$318,109
Cost of sales	79,017	71,660	207,798	184,508
Gross profit	57,410	50,450	159,177	133,601
Operating expenses:
Selling, general and administrative expenses	31,853	30,889	90,997	83,046
Deferred compensation plan expense/(income)	651	464	677	(499)
Amortization of intangible assets	2,121	2,367	6,735	7,072
Restructuring and other charges	1,336	2,668	2,221	2,668
Income from operations	21,449	14,062	58,547	41,314
Other income/(expenses):
Interest expense, net	(1,754)	(1,877)	(5,263)	(4,120)
Other income/(expense)	653	659	727	(592)
Income before provision for income taxes	20,348	12,844	54,011	36,602
Income tax expense	4,511	4,419	12,506	10,637
Net income	$15,837	$8,425	$41,505	$25,965
Comprehensive income:
Net income	$15,837	$8,425	$41,505	$25,965
Foreign currency translation adjustment	8,072	5,403	4,684	(17,560)
Other miscellaneous income	(69)	(75)	(5)	43
Comprehensive income	$23,840	$13,753	$46,184	$8,448
Net income per common share:
Basic	$0.47	$0.25	$1.22	$0.78
Diluted	$0.46	$0.25	$1.21	$0.77
Weighted-average shares used in computing net income per common share:
Basic	33,703,845	33,493,540	33,946,201	33,457,048
Diluted	34,201,525	33,879,733	34,324,573	33,756,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2023	33,508,076	$33	$239,860	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to employees	73,345	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	93,826	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,718	—	—	—	—	—
Stock compensation expense	—	—	1,238	—	—	1,238
Repurchase of employee stock units on vesting	—	—	(1,685)	—	—	(1,685)
Net income	—	—	—	10,938	—	10,938
Foreign currency translation adjustment	—	—	—	—	4,457	4,457
Other	—	—	—	—	13	13
Balances at June 30, 2023	33,680,965	$33	$239,413	$248,133	$(53,630)	$433,949
Issuance of common stock as deferred compensation to employees	2,550	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,197	—	—	—	—	—
Stock compensation expense	—	—	1,450	—	—	1,450
Repurchase of employee stock units on vesting	—	—	(30)	—	—	(30)
Net income	—	—	—	14,730	—	14,730
Foreign currency translation adjustment	—	—	—	—	(7,845)	(7,845)
Other	—	1	—	—	51	52
Balances at September 30, 2023	33,690,712	$34	$240,833	$262,863	$(61,424)	$442,306
Issuance of common stock as deferred compensation to employees	14,839	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	6,048	—	—	—	—	—
Stock compensation expense	—	—	1,444	—	—	1,444
Repurchase of employee stock units on vesting	—	—	(165)	—	—	(165)
Net income	—	—	—	15,837	—	15,837
Foreign currency translation adjustment	—	—	—	—	8,072	8,072
Other	—	—	(1)	1	(69)	(69)
Balances at December 31, 2023	33,711,599	$34	$242,111	$278,701	$(53,421)	$467,425

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2022	33,364,722	$33	$234,549	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to employees	30,352	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	8,766	—	—	—	—	—
Stock compensation expense	—	—	1,193	—	—	1,193
Repurchase of employee stock units on vesting	—	—	(552)	—	—	(552)
Net income	—	—	—	6,556	—	6,556
Foreign currency translation adjustment	—	—	—	—	(5,152)	(5,152)
Other	—	—	—	1	2	3
Balances at June 30, 2022	33,468,134	$33	$235,190	$210,085	$(44,056)	$401,252
Issuance of common stock as deferred compensation to employees	5,544	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	9,930	—	—	—	—	—
Stock compensation expense	—	—	1,251	—	—	1,251
Repurchase of employee stock units on vesting	—	—	(34)	—	—	(34)
Net income	—	—	—	10,984	—	10,984
Foreign currency translation adjustment	—	—	—	—	(17,811)	(17,811)
Other	—	—	—	—	116	116
Balances at September 30, 2022	33,483,608	$33	$236,407	$221,069	$(61,751)	$395,758
Issuance of common stock as deferred compensation to employees	512	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	11,167	—	—	—	—	—
Stock compensation expense	—	—	1,994	—	—	1,994
Repurchase of employee stock units on vesting	—	—	(2)	—	—	(2)
Net income	—	—	—	8,425	—	8,425
Foreign currency translation adjustment	—	—	—	—	5,403	5,403
Other	—	—	—	1	(75)	(74)
Balances at December 31, 2022	33,495,287	$33	$238,399	$229,495	$(56,423)	$411,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Operating activities
Net income	$41,505	$25,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,075	14,557
Amortization of deferred debt issuance costs	236	230
Impairment of property, plant, and equipment	—	367
Stock compensation expense	4,132	4,438
Deferred income taxes	(1,817)	(4,186)
Reserve for uncertain tax positions, net	—	36
Remeasurement (gain)/loss on intercompany balances	(836)	134
Changes in operating assets and liabilities:		0
Accounts receivable	(12,305)	1,145
Inventories	(5,329)	(18,047)
Contract assets and liabilities	(3,343)	4,447
Other current and non-current assets	(2,914)	(695)
Accounts payable	(1,793)	(4,066)
Accrued liabilities and non-current liabilities	(2,103)	1,433
Income taxes payable and receivable	80	5,847
Net cash provided by operating activities	$28,588	$31,605
Investing activities
Purchases of property, plant and equipment	(7,882)	(5,173)
Sale of rental equipment	75	163
Cash paid for acquisitions, net of cash acquired	(100,472)	(35,299)
Net cash used in investing activities	$(108,279)	$(40,309)
Financing activities
Proceeds from revolving credit facility	18,000	34,500
Payments on revolving credit facility	—	(10,000)
Proceeds from long-term debt	100,000	—
Payments on long-term debt	(17,778)	(17,121)
Issuance costs associated with revolving line of credit and long term debt	(659)	—
Repurchase of employee stock units on vesting	(1,880)	(588)
Payments on finance leases	(145)	(62)
Net cash provided by financing activities	$97,538	$6,729
Less: Net change in cash balances classified as assets held-for-sale	849	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	51	(754)
Change in cash, cash equivalents and restricted cash	18,747	(2,729)
Cash, cash equivalents and restricted cash at beginning of period	38,520	43,931
Cash, cash equivalents and restricted cash at end of period	$57,267	$41,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except share and per share data)

1. Basis of Presentation
Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are one of the largest providers of highly engineered industrial process heating solutions for process industries. We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects.
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2023 ("fiscal 2023"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at December 31, 2023 and March 31, 2023, and the results of our operations for the three and nine months ended December 31, 2023 and 2022.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2023, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2023, are not necessarily indicative of the results that may be achieved for fiscal 2024.
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

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$55,396	$35,635
Restricted cash included in prepaid expenses and other current assets	1,871	2,859
Restricted cash included in other non-current assets	—	26
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$57,267	$38,520
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
Recent Accounting Pronouncements
Income taxes - In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. This ASU will be effective in our fiscal year ended March 31, 2026 for our annual report on Form 10-K. We are still evaluating its impact to our consolidated financial statements.

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This update enhances segment reporting under ASC 280 - Segment Reporting by requiring registrants to disclose: significant segment expenses regularly provided to the chief operating decision maker ("CODM") and included within the reported measure(s) of a segment’s profit or loss, how the CODM uses the reported measure(s) of a segment’s profit or loss to assess segment performance and decide how to allocate resources, and the amount and composition of other segment items, which reconciles segment revenue, less significant expenses, to the reported measure(s) of a segment’s profit or loss, and the CODM's title and position. This ASU will be effective in our fiscal year ended March 31, 2025 for our annual report on Form 10-K and in interim periods thereafter. We are still evaluating the impact of this ASU on our consolidated financial statements.
Business Combinations - In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606. Under this "ASC 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the previous requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption was permitted. We adopted this standard on April 1, 2023, and applied it accordingly to our recent acquisition.
2. Acquisitions
Vapor Power
On January 2, 2024, we announced our acquisition (the "Vapor Power Acquisition") of 100% of the issued and outstanding equity interests of Vapor Power International, LLC and its affiliates, (“Vapor Power”), a leading provider of high-quality industrial process heating solutions, including electric, electrode and gas fired boilers. The acquisition was consummated on December 29, 2023 (the "Vapor Power Acquisition Date") and the seller was Stone Pointe, LLC. We plan to integrate Vapor Power into our United States and Latin America ("US-LAM") reportable segment.
The total purchase price for Vapor Power was $107,523, with cash acquired of $7,051, for a net closing purchase price of $100,472. The total purchase price is based on customary adjustments for cash acquired, preliminary working capital adjustments, outstanding indebtedness, and transaction expenses. The Vapor Power acquisition was funded with cash on hand, the existing revolving credit facility, and an expanded term loan amended on December 29, 2023 in connection with the transaction. We have not recognized any material operating income or expenses related to Vapor in Interim 2024.
Acquisition Costs
In accordance with GAAP, costs to complete an acquisition are expensed as incurred. Total acquisition costs recognized in the Vapor Power acquisition were approximately $1,527, all recognized in the quarter ended December 31, 2023. These fees represent legal, advisory, and other professional fees paid by the Company to complete the acquisition and are reflected in "Selling, general and administrative expenses" in our condensed consolidated statement of operations and comprehensive income.
Preliminary Purchase Price Allocation
We have accounted for the Vapor Power acquisition according to the business combinations guidance found in ASC 805, Business Combinations, henceforth referred to as acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We used primarily Level 2 and 3 inputs to allocate the purchase price to the major categories of assets and liabilities shown below. For valuing the customer-related intangible assets, we used a common income-based approach called the multi-period excess earnings method; for the marketing-related and developed technology intangible assets, we used a relief-from-royalty method. The carrying values of inventories and property, plant, and equipment, and leases were adjusted to fair value, while the carrying value of any other asset or liability acquired approximated the respective fair value at time of closing.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the Vapor Power Acquisition Date) as additional information concerning final asset and liability valuations is obtained. The fair value of the acquired intangible assets at December 31, 2022, of $45,911, was provisional pending receipt of the final valuation report for those assets from a third-party valuation expert. Additionally, we are still evaluating Vapor Power's customer contracts and related revenue recognition policies, and as such, the value of contract assets and/or contract liabilities is subject to change. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Vapor Power Acquisition Date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of any measurement period adjustments to the estimated fair values will be reflected in future updates to our purchase price allocation. Goodwill will be deductible for tax purposes and generally represents expected synergies from the combination of efforts of the acquired business and the Company.

Preliminary Purchase Price Allocation - Vapor Power
	Amortization Period (years)	Fair Value
Cash		$7,051
Accounts receivable		9,208
Inventories		8,640
Other current assets		776
Property, plant and equipment		2,436
Operating lease right-of-use assets		2,700
Intangibles:
Customer relationships(1)	2 - 15	24,343
Trademarks	10	7,879
Developed technology	15	13,689
Goodwill		46,143
Total fair value of assets acquired		$122,865
Current liabilities		(12,793)
Operating lease liability		(2,549)
Total fair value of liabilities acquired		$(15,342)
Total purchase price		$107,523
(1) Included in the customer relationships intangible assets is $5,536 related to customer backlog with an estimated useful life of 2 years.
Powerblanket
On May 31, 2022, (the "Powerblanket Acquisition Date"), Thermon Holding Corp., as buyer, acquired 100% of the issued and outstanding equity interests of Powerblanket (“Powerblanket”) from Glacier Capital LLC, as seller (the "Powerblanket Acquisition"). Powerblanket is a leading North American supplier of heated blankets built upon patented heat spreading technology. The Powerblanket Acquisition increases our exposure to growing industrial and commercial end-markets through its freeze protection, temperature control and flow assurance solutions. We have integrated Powerblanket into our US-LAM reportable segment.
The initial purchase price for the Powerblanket Acquisition was $35,000, subject to an adjustment for net working capital acquired at closing. Subsequent to the Powerblanket Acquisition Date, and commensurate with the purchase agreement, we increased the purchase price by $299 for net working capital acquired. We financed the Powerblanket Acquisition through the use of our Revolving Credit Facility as well as cash on hand. Powerblanket's revenue structure does not result in material contract assets or liabilities.
Acquisition Costs
In accordance with GAAP, costs incurred to complete an acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees were $278, of which $126 were recognized in fiscal 2023. No costs related to the Powerblanket Acquisition have been recognized in fiscal 2024. Acquisition costs are reflected in "Selling, general and administrative expenses" in our condensed consolidated statement of operations and comprehensive income.
Purchase Price Allocation
We have accounted for the Powerblanket Acquisition in accordance with acquisition accounting. We primarily used Level 2 and Level 3 inputs to allocate the purchase price to the major categories of assets and liabilities shown below. For valuing the customer relationships intangible asset, we used a common income-based approach called the multi-period excess earnings method; for the trademarks and developed technology intangible assets, we used a relief-from-royalty method; and for the contract-based intangible asset, we used the with and without method. The carrying values of inventories, property, plant and equipment as well as leased assets approximated their respective fair values at the time of closing.

Purchase Price Allocation - Powerblanket
	Amortization Period (years)	Fair Value
Accounts receivable		$1,267
Inventories		3,545
Other current assets		290
Property, plant and equipment		391
Other non-current assets		954
Intangibles:
Customer relationships	9.8	3,301
Trademarks	9.8	3,397
Contract-based	5.0	1,280
Developed technology	15.8	5,189
Goodwill		18,620
Total fair value of assets acquired		$38,234
Accounts payable		(1,098)
Accrued liabilities		(637)
Other liabilities		(1,200)
Total fair value of liabilities acquired		$(2,935)
Total purchase price		$35,299
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that both acquisitions mentioned above occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Vapor Power Acquisition and Powerblanket Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of Vapor Power Acquisition and other related costs of $5,912 and $217, in the three months ended December 31, 2023 and 2022, respectively, and $6,346 and $650 in the nine months ended December 31, 2023 and 2022, respectively. Also, the pro forma results presented below are adjusted for the removal of Powerblanket Acquisition and other related costs of $126, which were incurred in our first fiscal quarter ended June 30, 2022.

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Sales	$154,927	$135,030	$407,434	$348,390
Net income	20,072	12,207	48,145	30,386
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2023 and March 31, 2023, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our acquisitions of Powerblanket and Vapor Power, as discussed in Note 2, "Acquisitions."
Information about our financial assets and liabilities is as follows:

	December 31, 2023		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$7,790	$7,790	$6,350	$6,350	Level 1 - Active Markets
Foreign currency contract forwards assets	177	177	60	60	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$32,500	$32,500	$14,500	$14,500	Level 2 - Market Approach
Outstanding principal amount of senior secured credit facility	180,840	180,388	98,361	98,115	Level 2 - Market Approach
Deferred compensation plan liabilities	7,080	7,080	5,671	5,671	Level 1 - Active Markets
Foreign currency contract forwards liabilities	—	—	26	26	Level 2 - Market Approach
At December 31, 2023 and March 31, 2023, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisitions" at fair value according to acquisition accounting.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at December 31, 2023 and March 31, 2023 were $7,790 and $6,350, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $7,080 and $5,671 included in “Other non-current liabilities” in the condensed consolidated balance sheets at December 31, 2023 and March 31, 2023, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statement of operations, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $651 and $464 for the three months ended December 31, 2023 and 2022, respectively, and $677 and $(499) for the nine months ended December 31, 2023 and 2022, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized (gains) and losses on investments were $(659) and $(484), respectively, for the three months ended December 31, 2023 and 2022, respectively, and $(709) and $450 for the nine months ended December 31, 2023 and 2022, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2023 and March 31, 2023, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2023	March 31, 2023
Canadian Dollar	$3,000	$4,500
South Korean Won	—	1,500
Mexican Peso	3,000	—
Chinese Renminbi	—	500
Great Britain Pound	—	500
Total notional amounts	$6,000	$7,000
In the three and nine months ended December 31, 2023 and 2022, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were gains of $213 and $102, respectively, and a gain of $242 and a loss of $(510), respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three and nine months ended December 31, 2023 and 2022, our net foreign currency transactions resulted in a loss of $(8) and a gain of $193, respectively, and losses of $(21) and $(140), respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2024 charges/(income)
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in its Russian subsidiary. On January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. In fiscal 2023, we moved the assets related to our Russian subsidiary into a separate asset group deemed as "assets held-for-sale," and wrote down the related net assets to a nominal value. In the three and nine months ended December 31, 2023, pursuant to requirements to remeasure the assets-held-for-sale, we recognized total charges related to the Russia Exit of $1,336 and $2,221, respectively, recorded to "Restructuring and other charges/(income)" on our condensed consolidated statement of operations and comprehensive income. This brings the total charge from fiscal 2023 and fiscal 2024 associated with the Russia Exit to $14,859, excluding transaction costs.
All charges described above were recorded in our Europe, Middle East and Africa ("EMEA") reportable segment.
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and nine months ended December 31, 2023 and 2022, respectively, are as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Basic net income per common share
Net income	$15,837	$8,425	$41,505	$25,965
Weighted-average common shares outstanding	33,703,845	33,493,540	33,946,201	33,457,048
Basic net income per common share	$0.47	$0.25	$1.22	$0.78

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Diluted net income per common share
Net income	$15,837	$8,425	$41,505	$25,965
Weighted-average common shares outstanding	33,703,845	33,493,540	33,946,201	33,457,048
Common share equivalents:
Stock options	33,602	7,858	28,156	2,545
Restricted and performance stock units	464,078	378,335	350,216	296,625
Weighted average shares outstanding – dilutive (1)	34,201,525	33,879,733	34,324,573	33,756,218
Diluted net income per common share	$0.46	$0.25	$1.21	$0.77
(1) For the three months ended December 31, 2023 and 2022, zero and 28,499, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the nine months ended December 31, 2023 and 2022, 1,275 and 39,517 equity awards, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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
6. Inventories
Inventories consisted of the following:

	December 31, 2023	March 31, 2023
Raw materials	$65,471	$53,845
Work in process	5,194	5,338
Finished goods	32,217	29,511
	102,882	88,694
Valuation reserves	(6,583)	(6,562)
Inventories, net	$96,299	$82,132

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of December 31, 2023, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2023	$81,345	$112,945	$18,679	$6,643	$219,612
Goodwill acquired(1)	46,143	—	—	—	46,143
Foreign currency translation impact	—	2,622	274	(113)	2,783
Balance as of December 31, 2023	$127,488	$115,567	$18,953	$6,530	$268,538
(1) Refer to Note 2, "Acquisitions," for more information on the goodwill acquired through our recent acquisition of Vapor Power.
Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If required, we also perform a quantitative analysis using the income approach, based on discounted future cash flows, which are derived from internal forecasts and economic expectations, and the market approach, which is based on market multiples of guideline public companies. The most significant inputs in the Company's quantitative goodwill impairment tests are projected financial information, the weighted average cost of capital and market multiples for similar transactions. Our annual impairment test is performed during the fourth quarter of our fiscal year. To date, there have been no indicators of impairment.
Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2023	Accumulated Amortization	Net Carrying Amount at December 31, 2023	Gross Carrying Amount at March 31, 2023	Accumulated Amortization	Net Carrying Amount at March 31, 2023
Products	$62,989	$(38,843)	$24,146	$61,560	$(33,344)	$28,216
Trademarks	54,733	(2,367)	52,366	47,427	(2,031)	45,396
Developed technology	28,420	(7,035)	21,385	14,862	(6,520)	8,342
Customer relationships	138,665	(104,623)	34,042	113,259	(102,743)	10,516
Certifications	435	—	435	441	—	441
Other	1,278	(405)	873	1,280	(221)	1,059
Total	$286,520	$(153,273)	$133,247	$238,829	$(144,859)	$93,970

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2023	March 31, 2023
Accrued employee compensation and related expenses	$19,726	$17,709
Accrued interest	112	414
Customer prepayments	87	89
Warranty reserves	1,200	758
Professional fees	3,541	2,696
Sales taxes payable	4,347	4,301
Accrued litigation payable(1)	3,869	5,880
Other(2)	7,510	7,517
Total accrued current liabilities	$40,392	$39,364
(1) - The Company has insurance receivables recorded to Prepaid expenses and other current assets on our condensed consolidated balance sheets relating to and materially offsetting the accrued litigation payable noted above.
(2) - Other includes approximately $3,384 of non-cash, foreign currency translation impacts related to the Russia Exit. Once the disposition of our Russian affiliate is complete, this balance will be offset against accumulated other comprehensive loss on our condensed consolidated balance sheets.
9. Debt
Long-term debt consisted of the following:

	December 31, 2023	March 31, 2023
U.S. Term Loan Facility due September 2026, net of deferred debt issuance costs of $252 and $335 as of December 31, 2023, and March 31, 2023, respectively	$68,747	$73,165
Canadian Term Loan Facility due September 2026, net of deferred debt issuance costs of $29 and $94 as of December 31, 2023, and March 31, 2023, respectively	11,811	24,767
Incremental Term Loan A due September 2026, net of deferred debt issuance costs of $659 and zero of December 31, 2023, and March 31, 2023, respectively	99,341	—
Less current portion	(15,945)	(10,222)
Total long-term debt	$163,954	$87,710
Senior Secured Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc. as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the US Borrower, the “Borrowers”), entered into an Amended and Restated Credit Agreement with several banks and other financial institutions or entities from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, ("the Agent") which was further amended on November 19, 2021, and March 7, 2023.
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
On December 29, 2023, the Company and the Borrowers entered into an Amendment No. 3 to Credit Agreement, Amendment No. 2 to the Guarantee and Collateral Agreement and Amendment No. 2 to the Canadian Guarantee and Collateral Agreement (collectively, the “Amendment”) with the Lenders and the Agent.
The Amendment provides for, among other things, changes to the Credit Agreement to (a) provide the US Borrower with a new incremental term loan facility as further described below (the “2023 Incremental U.S. Term Loan Facility”), (b) reset the accordion feature in the Credit Agreement for the incurrence of additional incremental term loans and incremental revolving commitments to an amount not to exceed USD $100.0 million, (c) permit the Canadian Borrower to borrow under the existing Revolver Facility (as defined in the Credit Agreement) in Canadian dollars, (d) permit Letters of Credit (as defined in the Credit Agreement) to be issued for the account of the Canadian Borrower, (e) replace the Canadian Dollar Offered Rate with the Canadian Overnight Repo Rate Average as the benchmark rate applicable to Term Benchmark Loans (each as defined in the Credit Agreement) denominated in Canadian dollars and implementing corresponding technical changes, and (f) expand the definitions of “Specified Cash Management Agreement” and “Specified Swap Agreement” (each as defined in the Credit Agreement) to provide for the inclusion of obligations arising under Swap Agreements (as defined in the Credit Agreement) and cash management agreements between any subsidiary of the US Borrower to be included in the Obligations (as defined in the Credit Agreement) that are secured and guaranteed under the Loan Documents (as defined in the Credit Agreement).
Certain principal terms of the 2023 Incremental U.S. Term Loan Facility are as follows:
•A USD $100.0 million secured term loan A made available to the US Borrower on substantially the same terms as the existing U.S. Term A Loans (as defined in the Credit Agreement), but with a pricing increase across the grid of 0.375% above the pricing applicable to the existing U.S. Term A Loans.
•Loans made to the US Borrower under the 2023 Incremental U.S. Term Loan Facility (the “2023 Incremental U.S. Term Loans”) shall rank pari passu in right of payment and security with the existing U.S. Term A Loans and shall be secured and guaranteed under the Loan Documents on a pro rata basis with the existing U.S. Term A Loans.
•The 2023 Incremental U.S. Term Loans shall mature on September 29, 2026 (same as the existing U.S. Term A Loans) and shall amortize with installment payments due on the first day of each fiscal quarter (commencing with the fiscal quarter commencing on April 1, 2024) with the same percentage of principal being due on each payment date as the percentage of principal of the existing U.S. Term A Loans due on such date.
•Proceeds of the 2023 Incremental U.S. Term Loans were used at the closing of the transactions contemplated by the Amendment to (a) finance the Vapor Acquisition (as defined in the Amendment), (b) refinance certain indebtedness of the Target (as defined in the Amendment), and (c) pay fees and expenses incurred by the US Borrower in connection with the foregoing.
The Amendment also provides for certain conforming changes relating to the expanded definitions of Specified Cash Management Agreement and Specified Swap Agreement in the Credit Agreement to (x) the Guarantee and Collateral Agreement, dated as of October 30, 2017, by and among the Company, the US Borrower and the Agent (the “US Security Agreement”) and (y) the Canadian Guarantee and Collateral Agreement, dated as of October 30, 2017, by and between the Canadian Borrower and the Agent (the “Canadian Security Agreement”, and together with the US Security Agreement, the “Security Agreements”), and also provides for changes in each Security Agreement to the waterfall for application of proceeds of collateral set forth therein so that Obligations (as defined in such Security Agreement) arising under Specified Cash Management Agreements and Specified Swap Agreements (other than indemnities, fees and similar obligations and liabilities) are paid pro rata with principal Obligations arising under Loans, Reimbursement Obligations and the cash collateralization of Letters of Credit (each as defined in such Security Agreement).

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 10-Q and incorporated herein by reference.
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
Guarantees
The U.S. Term Loan and 2023 Incremental U.S. Term Loan Facility and the obligations of the U.S. Borrower under the Revolving Credit Facility are guaranteed by the Company and all of the U.S. Borrower’s current and future wholly owned domestic material subsidiaries (the “U.S. Subsidiary Guarantors”), subject to certain exceptions. The Canadian Term Loan is guaranteed by the Company, the U.S. Borrower, the U.S. Subsidiary Guarantors and each of the wholly owned Canadian material subsidiaries of the Canadian Borrower, subject to certain exceptions.
Security
The U.S. Term Loan and 2023 Incremental U.S. Term Loan Facility and the obligations of the U.S. Borrower under the Revolving Credit Facility are secured by a first lien on all of the assets of the Company, the U.S. Borrower and the U.S. Subsidiary Guarantors, including 100% of the capital stock of the U.S. Subsidiary Guarantors and 65% of the capital stock of the first tier material foreign subsidiaries of the Company, the U.S. Borrower and the U.S. Subsidiary Guarantors, subject to certain exceptions. The Canadian Term Loan is secured by a first lien on all of the assets of the Company, the U.S. Borrower, the U.S. Subsidiary Guarantors, the Canadian Borrower and the material Canadian subsidiaries of the Canadian Borrower, including 100% of the capital stock of the Canadian Borrower’s material Canadian subsidiaries.
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of December 31, 2023, we were in compliance with all financial covenants of the Credit Agreement.
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
    At December 31, 2023, we had $32,500 in outstanding borrowings under the Revolving Credit Facility. We had $64,892 of available borrowing capacity thereunder after taking into account the borrowing base and $2,607 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of December 31, 2023. The Term Loans bear interest at the Secured Overnight Financing Rate ("SOFR"), or Canadian Overnight Repo Rate Average ("CORRA"), as applicable, in each case plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on December 31, 2023 were 6.59% for the Canadian Term Loan Facility, 6.71% for the U.S. Term Loan Facility, 7.21% for the 2023 Incremental U.S. Term Loan Facility, and 6.71% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income.
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2023, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 8, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
In January 2020, the Company received service of process in a class action application in the Superior Court of Quebec, Montreal, Canada related to certain heating elements previously manufactured by Thermon Heating Systems and incorporated into certain portable construction heaters sold by certain manufacturers. The Company has reached an agreement with the plaintiff and other defendants to resolve this matter without admitting to any liability, and we recently obtained approval of the same by the Superior Court. The settlement did not have a material impact on the Company’s consolidated financial position or results of operations and will be paid with no material impact on cash flows.
Letters of Credit and Bank Guarantees
At December 31, 2023, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $12,818. Of this amount, $687 is secured by cash deposits at the Company’s financial institutions and an additional $2,607 represents a reduction of the available amount of the Company's revolving credit facility. In addition to the arrangements totaling $12,818, our Indian subsidiary also has $4,356 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
11. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location, as well as revenues recognized at point in time and revenues recognized over time, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Revenue recognized at a point-in-time based on when control transfers to the customer is generally related to our product sales. Point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where usually in addition to materials, engineering or installation services, or a combination of the two, are also required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.
Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$39,881	$32,823	$72,704	$34,762	$24,988	$59,750
Canada	30,659	10,455	41,114	32,725	10,446	43,171
Europe, Middle East and Africa	7,366	5,119	12,485	6,643	4,582	11,225
Asia-Pacific	7,606	2,518	10,124	4,268	3,696	7,964
Total revenues	$85,512	$50,915	$136,427	$78,398	$43,712	$122,110

	Nine months ended December 31, 2023			Nine months ended December 31, 2022
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$101,515	$88,482	$189,997	$82,627	$70,150	$152,777
Canada	80,806	31,780	112,586	83,512	26,638	110,150
Europe, Middle East and Africa	20,577	14,996	35,573	17,811	12,993	30,804
Asia-Pacific	20,393	8,426	28,819	15,565	8,813	24,378
Total revenues	$223,291	$143,684	$366,975	$199,515	$118,594	$318,109
Performance Obligations
    At December 31, 2023, revenues to be recorded associated with our open performance obligations totaled $158,823. Within this amount, approximately $13,588 will be earned as revenue in excess of one year. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within the next 12 months.
Contract Assets and Liabilities
    As of December 31, 2023 and March 31, 2023, contract assets were $19,397 and $16,272, respectively. As of December 31, 2023 and March 31, 2023, contract liabilities were $15,414 and $8,483, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
Our effective income tax rate was 23.2% and 29.1% for the nine months ended December 31, 2023 and 2022, respectively. The Company recorded a discrete tax benefit of $426 in the nine months ended December 31, 2023, and a discrete tax expense of $680 related to various matters in the nine months ended December 31, 2022. The discrete tax items for both periods include realized stock compensation and the foreign exchange impact of certain deferred tax matters.
As of December 31, 2023, we have established a long-term liability for uncertain tax positions in the amount of $1,023. As of December 31, 2023, the tax years for the fiscal years ended March 31, 2018 through March 31, 2023, remain open to examination by the major taxing jurisdictions.
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

    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant and equipment, net and total assets for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Sales to External Customers:
United States and Latin America	$72,704	$59,750	$189,997	$152,777
Canada	41,114	43,171	112,586	110,150
Europe, Middle East and Africa	12,485	11,225	35,573	30,804
Asia-Pacific	10,124	7,964	28,819	24,378
	$136,427	$122,110	$366,975	$318,109
Inter-Segment Sales:
United States and Latin America	$10,439	$10,041	$30,089	$32,783
Canada	4,254	5,386	12,837	12,042
Europe, Middle East and Africa	392	279	1,067	935
Asia-Pacific	1,102	749	2,635	1,561
	$16,187	$16,455	$46,628	$47,321
Depreciation Expense:
United States and Latin America	$1,159	$1,113	$3,323	$3,700
Canada	912	1,096	2,760	3,396
Europe, Middle East and Africa	41	94	139	283
Asia-Pacific	40	35	118	106
	$2,152	$2,338	$6,340	$7,485
Amortization Expense:
United States and Latin America	$367	$588	$1,427	$1,587
Canada	1,720	1,724	5,208	5,354
Europe, Middle East and Africa	22	21	66	62
Asia-Pacific	12	34	34	69
	$2,121	$2,367	$6,735	$7,072
Income/(Loss) from Operations:
United States and Latin America	$12,190	$8,338	$36,480	$26,055
Canada	8,743	13,005	19,799	25,781
Europe, Middle East and Africa	492	(5,963)	3,159	(7,526)
Asia-Pacific	1,917	1,142	4,593	2,888
Unallocated:
Stock compensation	(1,444)	(1,994)	(4,132)	(4,438)
Public company costs	(449)	(466)	(1,352)	(1,446)
	$21,449	$14,062	$58,547	$41,314

	December 31, 2023	March 31, 2023
Property, Plant and Equipment, Net:
United States and Latin America	$35,511	$31,918
Canada	29,422	28,369
Europe, Middle East and Africa	2,365	2,366
Asia-Pacific	634	635
	$67,932	$63,288
Total Assets:
United States and Latin America	$413,290	$270,404
Canada	288,806	287,221
Europe, Middle East and Africa	61,681	57,680
Asia-Pacific	41,311	34,324
	$805,088	$649,629
Capital expenditures for our reportable segments were as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Capital Expenditures:
United States and Latin America	$844	$350	$4,390	$1,773
Canada	1,303	1,042	3,209	3,042
Europe, Middle East and Africa	107	65	144	197
Asia-Pacific	20	102	139	161
	$2,274	$1,559	$7,882	$5,173
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2023 and 2022 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2023 and 2022 as "Interim 2024" and "Interim 2023," respectively. We refer to the nine month periods ended December 31, 2023 and 2022 as "YTD 2024" and "YTD 2023," respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 65 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our 11 manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2024 and YTD 2023, approximately 51% and 55%, respectively, of our revenues were generated from outside of the United States.
Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point in time based on when control transfers to the customer is generally related to our product sales. Point in time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where usually in addition to materials, engineering or installation services, or a combination of the two, are required.

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
We believe that our pipeline of planned projects, in addition to our backlog of written contractual commitments received from customers, provides us with some visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at December 31, 2023, was $158.8 million, as compared to $163.3 million at March 31, 2023. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales primarily includes the costs of raw material items used in the manufacturing of our products, costs of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of sales include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Raw material costs have been stable over the years; however, we may face challenges from time to time with temporary shortages related to global supply chain issues, such as those that have persisted since the COVID-19 pandemic which have led to shortages in certain raw materials as well as an increase in costs of these materials due to use of alternate suppliers, higher freight costs, increased lead times, expedited shipping and other inflationary factors. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Point in time	63%	64%	61%	63%
Over time:	37%	36%	39%	37%
Small projects	12%	14%	13%	15%
Large projects	25%	22%	26%	22%
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
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. Refer to Note 2, "Acquisitions," for more discussion of our recent acquisitions.
Recent Developments
On December 29, 2023, we acquired Vapor Power International, LLC and its affiliates, (“Vapor Power”), a leading provider of high-quality industrial process heating solutions, including electric, electrode and gas fired boilers. The initial purchase price was $107.0 million.

Our investment in Vapor Power marks another important step forward in executing our strategy to profitably grow through decarbonization, diversification and digitization initiatives. This acquisition expands the portfolio to include electric resistance, electrode and supercritical coil tube boilers and steam generators. By adding these products to our portfolio, we are accelerating our diversification into attractive end markets while increasing our exposure to the large and growing electrification and decarbonization opportunities. The addition provides an expanded range of sustainability solutions we can now offer our large installed base of global customers. Together with the talented team from Vapor Power, we will play a pivotal role in accelerating the transition to cleaner energy sources across a diverse range of global end markets. We are diligently working toward integrating Vapor Power into our US-LAM reportable segment. Refer to Note 2, "Acquisitions" for more information.
On January 29, 2024, we received approval from the requisite authorities to complete the Russia Exit. As a result, we expect to complete the Russia Exit in our fourth fiscal quarter ending March 31, 2024. As previously disclosed, in fiscal 2023, we recorded total charges of $12.6 million related to the Russia Exit as well as $0.2 million in transaction costs to prepare for the disposal of the subsidiary. During YTD 2024, we recorded an additional $2.2 million of charges associated with the Russia Exit. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
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

Results of Operations - Three-month periods ended December 31, 2023 and 2022
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended December 31, 2023 and 2022 and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended December 31,		Increase/(Decrease)
	2023	2022	$	%
Consolidated Statements of Operations Data:
Sales	$136,427	$122,110	$14,317	12%
Cost of sales	79,017	71,660	7,357	10%
Gross profit	57,410	50,450	6,960	14%
Operating expenses:
Selling, general and administrative expenses	31,853	30,889	964	3%
Deferred compensation plan expense/(income)	651	464	187	40%
Amortization of intangible assets	2,121	2,367	(246)	(10)%
Restructuring and other charges/(income)	1,336	2,668	(1,332)	(50)%
Income from operations	21,449	14,062	7,387	53%
Other income/(expenses):
Interest expense, net	(1,754)	(1,877)	123	(7)%
Other income/(expense)	653	659	(6)	(1)%
Income before provision for income taxes	20,348	12,844	7,504	58%
Income tax expense	4,511	4,419	92	2%
Net income	$15,837	$8,425	$7,412	88%

As a percent of sales:			Change in basis points
Gross profit	42.1%	41.3%	80 bps
Selling, general and administrative expenses	23.3%	25.3%	-200 bps
Income from operations	15.7%	11.5%	420 bps
Net income	11.6%	6.9%	470 bps

Effective tax rate	22.2%	34.4%

Three Months Ended December 31, 2023 (“Interim 2024”) Compared to the Three Months Ended December 31, 2022 (“Interim 2023”)
Revenues. Revenues increased in Interim 2024, coming mainly from our US-LAM and APAC reportable segments, which grew revenues $13.0 million, or 22%, and $2.2 million, or 27%, respectively, compared to Interim 2023. Particularly strong demand continued in our US-LAM segment stemming from an increase in projects activity. In our EMEA segment, revenues increased by $1.3 million, or 11%, compared to Interim 2023. Revenue in our Canada segment contracted $2.1 million, or 5%, in Interim 2024 compared to Interim 2023 due in part to a warmer-than-average heating season as well as a more restrictive fiscal policy enacted by the Canadian government. Separately, foreign exchange rates negatively impacted revenues in Interim 2024 by $1.2 million as the U.S. dollar strengthened relative to the Company's foreign currency-denominated operations.
Point in time revenues in Interim 2024 were $85.5 million, or 63% of total sales, while Over time revenues were $50.9 million, or 37% of total sales. This compares to 64% Point in time revenues and 36% Over time revenues in Interim 2023. Refer to the "Overview" section above for definitions of Point in time and Over time revenue. Both types of revenue grew, with Over time growing at a faster rate as revenue mix shifted toward projects in Interim 2024 compared to Interim 2023.
Gross profit and margin. The higher gross profit in Interim 2024 is primarily attributable to higher volume and pricing, partially offset by a less profitable mix of revenue. Interim 2023 was impacted in part by charges associated with the

Russia Exit in our EMEA segment that impacted cost of sales in addition to incremental costs associated from global supply chain challenges present at that time.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2024 was driven by investments to advance our decarbonization, diversification and digitization strategy and variable costs associated with increased sales activity, such as sales commissions and salaries and benefits. SG&A as a percent of sales was 23.3% in Interim 2024 versus 25.3% in Interim 2023. This decrease in SG&A as a percent of sales was attributable to higher costs in Interim 2023, in part from greater stock compensation expense associated with performance-based shares as well as higher bad debt expense, which included $0.8 million related to our Russia Exit.
Deferred compensation plan expense/(income). The increase in deferred compensation plan income in Interim 2024 is attributable in part to market fluctuations in the underlying balances owed to employees as compared to Interim 2023. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Amortization of intangible assets. Amortization of intangible assets in Interim 2024 decreased when compared to Interim 2023. As we amortize certain intangible assets through the end of their useful lives, related expense decreases when compared to past periods. Although we acquired new intangibles assets in our Vapor Power Acquisition, we have not recognized material amortization expense for those assets in Interim 2024. Refer to Note 2, "Acquisitions" for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) were $1.3 million in Interim 2024 and $2.7 million in Interim 2023. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Interest expense, net. The decrease in interest expense is primarily due to a lower average debt balance in Interim 2024 of approximately $122 million versus $138 million at Interim 2023, partially offset by a higher average interest rate during Interim 2024, which was approximately 6.80% versus approximately 4.82% during Interim 2023. See Note 9, "Debt," for additional information on our long-term debt.
Other income/(expense). The change in Other income/(expense) in Interim 2024 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income tax expense. Income tax expense was $4.5 million in Interim 2024 on pre-tax income of $20.3 million compared to income tax expense of $4.4 million in Interim 2023 on pre-tax income of $12.8 million. Our effective tax rate was 22.2% and 34.4% in Interim 2024 and Interim 2023, respectively. Impacting Interim 2024 was a discrete tax benefit item of $0.4 million. In Interim 2023, the Company's effective tax rate was impacted nominally by the discrete tax expense due to the foreign exchange impact of certain deferred tax matters. Refer to Note 12, “Income Taxes,” for additional detail.
Net income. The change in net income is explained by the changes noted in the sections above.

Results of Operations - Nine-month periods ended December 31, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations for the nine months ended December 31, 2023 and 2022, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Nine Months Ended December 31,		Increase/(Decrease)
	2023	2022	$	%
Consolidated Statements of Operations Data:
Sales	$366,975	$318,109	$48,866	15%
Cost of sales	207,798	184,508	23,290	13%
Gross profit	159,177	133,601	25,576	19%
Operating expenses:
Selling, general and administrative expenses	90,997	83,046	7,951	10%
Deferred compensation plan expense/(income)	677	(499)	1,176	(236)%
Amortization of intangible assets	6,735	7,072	(337)	(5)%
Restructuring and other charges/(income)	2,221	2,668	(447)	(17)%
Income from operations	58,547	41,314	17,233
Other income/(expenses):
Interest expense, net	(5,263)	(4,120)	(1,143)	28%
Other income/(expense)	727	(592)	1,319	(223)%
Income before provision for income taxes	54,011	36,602	17,409	48%
Income tax expense	12,506	10,637	1,869	18%
Net income	$41,505	$25,965	$15,540	60%

As a percent of sales:			Change in basis points
Gross profit	43.4%	42.0%	140 bps
Selling, general and administrative expenses	24.8%	26.1%	-130 bps
Income from operations	16.0%	13.0%	300 bps
Net income	11.3%	8.2%	310 bps

Effective tax rate	23.2%	29.1%

Nine Months Ended December 31, 2023 (“YTD 2024”) Compared to the Nine Months Ended December 31, 2022 (“YTD 2023”)
Revenues. Revenue increased in YTD 2024 compared to YTD 2023 due to growth in all segments. US-LAM revenue increased $37.2 million, or 24%, EMEA increased $4.8 million, or 15%, APAC increased $4.4 million, or 18%, and Canada increased $2.4 million, or 2%. The strong demand for projects, particularly in our US-LAM segment, impacted the revenue performance during YTD 2024. Separately, revenue was negatively impacted in YTD 2024 by foreign exchange rates of approximately $4.5 million as the U.S. dollar strengthened relative to the Company's foreign currency-denominated operations.
Point in time revenue and Over time revenue comprised 61% and 39% of sales in YTD 2024, respectively, and 63% and 37% in YTD 2023, respectively.
Gross profit and margin. Gross profit increased $25.6 million on greater sales volumes and greater profitability with gross margin improving by 140 bps. YTD 2023 was impacted in part by charges associated with the Russia Exit in our EMEA segment that impacted cost of sales in addition to incremental costs associated from global supply chain challenges present at that time. Although mix towards relatively lower-margin Over time revenue impacted margins, YTD 2024 gross margin was supported by customer price increases as well as operational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.0 million in YTD 2024 compared to YTD 2023 driven mainly by investments to advance our decarbonization, diversification and digitization strategy and variable costs associated with increased sales activity, such as sales commissions as well as salaries and benefits. SG&A as a percent of sales decreased -130 bps driven off of greater sales and disciplined cost management.
Deferred compensation plan expense/(income). Deferred compensation plan expense/(income) incurred expense in YTD 2024 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense), where the Company recorded market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) was $2.2 million in YTD 2024 and $2.7 million in YTD 2023. The activity in both periods was due to the Russia Exit. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Amortization of intangible assets. Amortization of intangible assets decreased when compared to YTD 2023. Activity within these accounts is driven by periodic straight-line amortization of our acquired intangibles. As we amortize certain intangible assets through the end of their useful lives, related expense decreases when compared to past periods. Although we acquired new intangibles assets in our Vapor Power Acquisition, we have not recognized a material amount of amortization expense for those assets in YTD 2024. Refer to Note 2, "Acquisitions" for more information.
Interest expense, net. Interest expense, net increased in YTD 2024 as compared to YTD 2023 due primarily to higher average interest rates (6.48% in YTD 2024 versus 3.79% in YTD 2023), partially offset by a lower average debt balance ($122 million in YTD 2024 versus $131 million in YTD 2023). Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income/(expense). The change in Other income/(expense) in YTD 2024 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
    Income taxes. Income tax expense was $12.5 million in YTD 2024 on pre-tax income of $54.0 million compared to income tax expense of $10.6 million in YTD 2023 on pre-tax income of $36.6 million, an increase of $1.9 million in income tax expense. Our effective tax rate was 23.2% and 29.1% in YTD 2024 and YTD 2023, respectively. The Company's effective tax rate was impacted by discrete tax items such as realized stock compensation and the foreign exchange impact of certain deferred tax matters. Refer to Note 12, “Income Taxes,” for additional detail.
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
At December 31, 2023, we had $55.4 million in cash and cash equivalents and $64.9 million available under our revolving line of credit facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $17.7 million, or 32%, of these amounts were held in domestic accounts with various institutions and approximately $37.7 million, or 68%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $32.5 million of borrowings outstanding on our revolving credit facility at December 31, 2023. Although subject to change and not required by our Credit Facility, we intend to pay back the outstanding balance within the next twelve months. Please refer to Note 2, "Acquisitions," for more information regarding our acquisition.
For fiscal 2024, we expect our capital expenditures to be approximately 2.5% of revenue. Additionally, we expect to pay $15.9 million in principal payments on our long-term debt, as well as $3.4 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $7.5 million, mostly related to long-term information technology contracts, of which $6.0 million is due within the next twelve months.

Discussion and Analysis of Cash Flows

	Nine months ended December 31,
	2023	2022	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$28,588	$31,605	$(3,017)
Investing activities	(108,279)	(40,309)	(67,970)
Financing activities	97,538	6,729	90,809

Free Cash Flow:(1)
Cash provided by operating activities	$28,588	$31,605	$(3,017)
Less: Cash used for purchases of property, plant, and equipment	(7,882)	(5,173)	(2,709)
Plus: Sales of rental equipment	75	163	(88)
Free Cash Flow	$20,781	$26,595	$(5,814)
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
Operating Cash Flows
Operating cash flows decreased in YTD 2024 as compared to YTD 2023 primarily due to investment of cash in working capital accounts of approximately $18 million, particularly related to changes in timing of billings on certain project-

related contracts in our net contract assets given the increase in project-related activity, partially offset by higher net income of approximately $16 million. The remaining decrease in operating cash flows is due to miscellaneous other items such as changes in depreciation and changes in deferred income taxes.
Investing Cash Flows
Cash used in investing increased in YTD 2024 as compared to YTD 2023 primarily due to the cash paid to acquire Vapor Power in YTD 2024, which was a larger purchase than the Powerblanket acquisition in YTD 2023. Also, capital expenditures increased approximately $2.7 million in YTD 2024 versus YTD 2023. Refer to Note 2, "Acquisitions," for more information.
Financing Cash Flows
Financing cash flows increased in YTD 2024 versus YTD 2023 primarily due to the borrowings for our acquisition of Vapor Power in YTD 2024, for which we borrowed $105 million using a combination of our term loan and revolving credit facility. Although we borrowed to purchase Powerblanket in YTD 2023, we did so to a lesser extent, and also paid down our debt with free cash flow.
Credit Facilities
On December 29, 2023, the Company and the Borrowers entered into an Amendment No. 3 to Credit Agreement, Amendment No. 2 to the Guarantee and Collateral Agreement and Amendment No. 2 to the Canadian Guarantee and Collateral Agreement (collectively, the “Amendment”) with the Lenders and the Agent.
The Amendment provides for, among other things, changes to the Credit Agreement to (a) provide the US Borrower with a new incremental term loan facility as further described below (the “2023 Incremental U.S. Term Loan Facility”), (b) reset the accordion feature in the Credit Agreement for the incurrence of additional incremental term loans and incremental revolving commitments to an amount not to exceed USD $100.0 million, (c) permit the Canadian Borrower to borrow under the existing Revolver Facility (as defined in the Credit Agreement) in Canadian dollars, (d) permit Letters of Credit (as defined in the Credit Agreement) to be issued for the account of the Canadian Borrower, (e) replace the Canadian Dollar Offered Rate with the Canadian Overnight Repo Rate Average as the benchmark rate applicable to Term Benchmark Loans (each as defined in the Credit Agreement) denominated in Canadian dollars and implementing corresponding technical changes, and (f) expand the definitions of “Specified Cash Management Agreement” and “Specified Swap Agreement” (each as defined in the Credit Agreement) to provide for the inclusion of obligations arising under Swap Agreements (as defined in the Credit Agreement) and cash management agreements between any subsidiary of the US Borrower to be included in the Obligations (as defined in the Credit Agreement) that are secured and guaranteed under the Loan Documents (as defined in the Credit Agreement).
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
Free Cash Flow totaled $20.8 million for YTD 2024 as compared to $26.6 million for YTD 2023, the drivers of which are explained above under "Discussion and Analysis of Cash Flows."
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 51% of our YTD 2024 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2024, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $1.1 million for YTD 2024. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $1.4 million for YTD 2024. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.2 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.2 million increase in net income for YTD 2024.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income were losses of a nominal amount and $(0.1) million in YTD 2024 and YTD 2023, respectively.
As of December 31, 2023, we had approximately $6.0 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $4.5 million in YTD 2024 when compared to foreign exchange translation rates that were in effect in YTD 2023. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $4.7 million and losses of $17.6 million in YTD 2024 and YTD 2023, respectively. The changes are due to the weakening of the U.S. dollar relative to the Company's other primary operating currencies in YTD 2024 relative to YTD 2023. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income. Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income.

    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR and CORRA rate. As of December 31, 2023, we had $180.8 million of outstanding principal under our Term Loan Facilities and $32.5 million in borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on December 31, 2023 were 6.59% for the Canadian Term Loan Facility, 6.71% for the U.S. Term Loan Facility, 7.21% for the 2023 Incremental U.S. Term Loan Facility, and 6.71% for the U.S. Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $2.0 million increase or decrease, as applicable, in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended December 31, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 3 to Credit Agreement, Amendment No. 2 to the Guarantee and Collateral Agreement and Amendment No. 2 to the Canadian Guarantee and Collateral Agreement, dated as of December 29, 2023 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 2, 2024)

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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 1, 2024	By:	/s/ Kevin Fox
	Name:	Kevin Fox
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)