Form 10-K
period 2024-03-31
Thermon Group Holdings, Inc.
filed 2024-05-29
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2023, was $899,854,349 based on the closing price of $27.47 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 28, 2024, the registrant had 33,767,160 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2024

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of our key end markets and related capital investments; (iii) our ability to operate successfully in foreign countries; (iv) the outbreak of a global pandemic, including COVID-19 and its variants; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxi) climate change and related regulation of greenhouse gases. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g., "fiscal 2024," "fiscal 2023" and "fiscal 2022" relate to the Company's fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."
ITEM 1. BUSINESS
Business Overview
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For almost 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, energy transition/decarbonization, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our 11 manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high-growth markets worldwide.
Thermon, Inc., our principal operating subsidiary in the U.S., was founded as a partnership in October 1954 and later incorporated in Texas in 1960. At that time, our primary product was a thermally conductive heat transfer compound invented by our founder, Richard Burdick. Under Mr. Burdick's leadership, we experienced steady growth by diversifying our products and expanding our geographic reach. Mr. Burdick and his family maintained a controlling interest in us until August 2007, when the controlling interest was sold to an affiliate of the Audax Group private equity firm.
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

Sales
Heat Tracing
We offer heat tracing solutions for maintaining pipe, vessel, and foundation temperatures in industrial and hazardous locations as well as in commercial applications. Our solution includes software automated engineering design services, industry leading heat tracing products, smart connected control and monitoring systems, construction services, and maintenance services. Applications include process temperature maintenance, freeze protection, vessel temperature maintenance, tank temperature maintenance, and foundation heating for energy, commercial, transportation, semi-conductor, data centers, and food & beverage industries.
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
Our heated blankets are built upon patented heat spreading technology. We are a leading expert in temperature control that provides patented standard and custom-made heating products, and we operate an industrial heating e-commerce website.
Our products and services include a wide range of electric heat tracing cables, steam heating solutions, controls, monitoring and software, instrumentation, project services, industrial heating and filtration solutions, temporary electrical power distribution and lighting, and other complementary products and services.
Controls, Monitoring and Software
Our solutions include smart, connected devices and software systems for the control and management of a customer’s heat trace system. We offer a range of Genesis and TraceNet control products from a single point controller to a high-capacity multi-point control panel. All our controllers and panels can be networked together via wired or wireless communication into a large control solution with capacity to manage over 30,000 heat trace circuits within the same customer facility. Our systems can be integrated with a plant’s central data management and control system. Advanced control systems enable lower cost and reduced emissions at many of our end-user sites.
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
•Rail and Transit (branded as "Hellfire," "Velocity," "ArcticSense" and others) - provides heating applications to both rolling stock (rail cars) and rail infrastructure (track and switch) and;
•Boilers (branded as “Vapor Power,” “Precision Boilers,” and “Caloritech”) – provides electric resistance, electrode, and fired coil tube boilers across commercial and multiple industrial end-markets.

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
Project services also include full turnkey solutions whereby we contract to install a complete heat tracing or process heating solution. We refer to this as our construction business which is primarily located in the southern U.S. near many of our customers in the downstream and mid-stream petroleum, chemical and power generation industries.
Manufacturing and Operations
We have 11 manufacturing facilities and two smaller assembly facilities, which complement our manufacturing operations. Most of our heat tracing products are manufactured in our facility in San Marcos, Texas, including flexible heating cables, control systems and tubing bundles. Process heating products are primarily manufactured at our Canadian facilities. We have smaller manufacturing locations in Salt Lake City, Utah, the Netherlands, and we have small assembly operations in Pune, India and Houston, Texas. Additionally, due to our recent acquisition of Vapor Power, we have manufacturing locations in Chicago, Illinois and Morristown, Tennessee. We maintain a high level of operational efficiency and excellent quality standards in all our manufacturing facilities through the use of automated processes and rigorous quality control checkpoints and procedures.
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
Our process heating solutions are manufactured in various plants in Canada. The Edmonton facility largely manufactures environmental heating products. The Orillia facility manufactures tubular heaters, including our mineral insulated ("MI") heating cable that is supplied to original equipment manufacturers, or "OEM," customers and other Thermon facilities. The Oakville location specializes in our engineered solutions and our Calgary facility fabricates electric heat trace circuits using the MI cable produced in Orillia. Thermon Power Solutions is a product line that provides temporary power distribution and lighting products that are primarily fabricated at a facility in Fort McMurray, Alberta, Canada.
Thermon transportation heating products are assembled at our facilities in Edmonton, Alberta and Denver, Colorado. We are also expanding assembly capabilities at our San Marcos, Texas facility. This includes both solutions for rail car heating and rail track heating.
Our heated blankets and related products are manufactured and shipped at our Salt Lake City, Utah facility, which also serves as our headquarters for the Powerblanket brand.

Our electric resistance, electrode and super critical coil tube boilers and steam generators are manufactured in our Chicago, Illinois or Morristown, Tennessee locations.
Our primary distribution centers are located in San Marcos, Texas; Calgary, Alberta; and Pijnacker, the Netherlands. Inventory is typically shipped from these distribution centers directly to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate maintenance and repair requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the U.S., a network of representatives maintain safety stocks of core products. In Canada, customers are serviced from the five manufacturing locations in Calgary, Edmonton, Fort McMurray, Orillia and Oakville. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Mexico City, Mexico. Thermon aims to have inventory available close to the customer to fulfill urgent needs.
Customers
We serve a broad base of large multinational customers, many of which we have served for almost 70 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2024, 2023, or 2022.
Marketing
Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of large projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for maintenance, repairs and upgrades. In addition to focused EPC sales, Thermon is actively engaged in commercial strategies to address a diversified mix of customers in our key end markets. Revenue diversification is a key long-term strategic initiative for the business. We believe that we have established our credibility as a reliable provider of high-quality process heating products. In addition, we believe that our registered trademarks in the U.S. and numerous additional brand names are recognized globally, giving us excellent brand recognition.
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
Markets

    The major end markets that drive demand for process heating include general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, energy transition/decarbonization, rail and transit, and other. We believe there are attractive long-term trends in each of these end markets. In addition, our products are increasingly being leveraged in energy transition markets as industry looks to electrification as a means of decarbonizing operations. The primary energy transition end markets and applications include, but are not limited to, biofuels, hydrogen, thermal energy storage, and carbon capture.
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
•Power Generation. Process heating is required for high-temperature product maintenance, freeze protection and environmental regulation compliance in coal and gas facilities and for safety systems in nuclear facilities. An important driver of demand for process heating solutions for power generation is increasing demand for electricity worldwide, which is accelerating due to increased power demand from data centers and artificial intelligence applications.
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
•Food and Beverage. The ability to process food and beverage safely, and the process of altering raw agricultural materials into products for intermediate or final consumption, is essential to our society. Thermon is proud to offer heating solutions for food and beverage processing applications. We offer safe, reliable products and services for food and beverage processing organizations.
•Energy Transition/Decarbonization. Regulatory and societal pressures and cost competitiveness are increasingly leading our customers to invest in decarbonization technologies that help reduce their carbon emissions. Electrification of process heating is a trend we are benefiting from across all of our existing end markets noted herein, and the adoption of new technologies is providing additional opportunities in new end markets. Examples include, but are not limited to, biofuels, hydrogen, thermal energy storage, and carbon capture. The primary drivers for our existing products are the direct electrification of carbon-intensive products, the reduction of greenhouse gas emissions, and more competitive total installed cost.
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
Intellectual Property and Technology
The industrial process heating industry, as well as the complementary markets where we intend to expand, are highly competitive and subject to the introduction of innovative techniques and services using new technologies. While we have patented some of our products and processes, we historically have not relied upon patents to protect our design, manufacturing processes or products, and our patents are not material to our operations or business. Instead, we rely significantly on maintaining the confidentiality of our trade secrets, manufacturing know-how, other proprietary rights and other information related to our operations. Accordingly, we require all employees to sign a nondisclosure agreement to protect our trade secrets, business strategy and other proprietary information. We rely on registered and unregistered trademarks in the U.S. and abroad and have many recognized brand names.
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

Government Regulation
Due to the international scope of our operations, we are subject to complex U.S. and foreign laws governing, among others, anti-corruption matters, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws are administered by, among others, the U.S. Department of Justice, the SEC, the Internal Revenue Service, or the "IRS," Customs and Border Protection, the Bureau of Industry and Security, or "BIS," the Office of Antiboycott Compliance, or "OAC," and the Office of Foreign Assets Control, or "OFAC," as well as the counterparts of these agencies in foreign countries. Our policies mandate compliance with all applicable laws and regulations, including the recent economic sanctions. Despite our training and compliance programs, no assurances can be made that we will be found to be operating in full compliance with, or be able to detect every violation of, any such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Our Safety Record
Any loss of life or serious injury in the workplace is unacceptable. We did not have any fatal incidents at any of our facilities or job sites in fiscal 2024. We primarily track two key safety indicators in monitoring our safety efforts, total recordable incident rate (“TRIR”) and lost-time incident rate (“LTIR”). Our TRIR decreased from 0.4 in fiscal 2023 to 0.2 in fiscal 2024 and our LTIR decreased from 0.1 to 0.0 in the same periods. TRIR and LTIR are calculated as the Company’s number of recordable injuries/loss time, respectively, experienced by employees during the fiscal year multiplied by 200,000 divided by the number of man hours worked during the fiscal year.
In addition to TRIR and LTIR, we also measure total near miss and hazard ID reporting as well as case management metrics. These aid in accident prevention, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.
Workforce Breakdown
At March 31, 2024, we employed 1,416 employees, of which 41.4% were located in the US-LAM region, 38.8% in Canada, 7.6% located in EMEA, and 12.2% located in APAC. We also contracted with 163 contingent workers at March 31, 2024. Our 12-month rolling voluntary turnover rate as of March 31, 2024, was 12.7% compared to the 2023 U.S. manufacturing industry average of 22.3% according to the U.S. Bureau of Labor Statistics ("BLS") Job Openings and Labor Turnover Survey. Our fiscal year differs from the period covered by the BLS study, but we believe it is the best proxy to benchmark against. We remain committed to reducing our voluntary turnover. Approximately 0.3% of our global employees are covered by a collective bargaining agreement. We have not experienced any union-related work stoppages in the past and we believe that our working relationship with our employees is positive.
Diversity, Equity, and Inclusion
We believe in the benefits of an inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire innovative ideas and decisions. We have locations in 14 countries, and our employees operate across cultures, functions, unique languages, and time zones to solve the technical and logistical challenges presented by a worldwide customer base. Our diversity statistics include the following as of March 31, 2024 (based on self-reporting at the date of hire): 24.9% of our employees worldwide identify as female; 25.3% of our employees in the U.S. identify as female, and 51.9% of our employees in the U.S. identify as a racial or ethnic minority.
In fiscal 2024, we continued to include diversity metrics in the short-term incentive payments for Vice Presidents and above. These metrics are specific to our U.S. and Canadian salaried workforce and include increasing diversity in candidate interview slates; decreasing new hire turnover of diverse talents; and increasing overall diversity.
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
We are focused on our culture, which is anchored in our core values and purpose. Our values are embedded in everything we do, including safety, hiring and promoting, goal setting, decision making and performance reviews. This is why we have invested in our culture program called the Thermon CORE, which is a multi-year program that aligns our global management base to our key results, continuous improvement mindset, and deep financial, strategy and business acumen through business simulation engagement.
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
In addition to our broad-based programs, we use targeted equity-based grants with vesting conditions to facilitate retention of key personnel, particularly those with critical domain expertise necessary to deliver on the long-term strategic initiatives of the Company. We continue to expand our impact with employee equity through enhanced market-aligned annual awards, as well as consideration of strategic roles to add to the annual program.
Employee Retention

Thermon’s global voluntary turnover in fiscal 2024 was down 27% from the prior year. We believe this was a result of the strategies we implemented to improve retention and career satisfaction, including operations transformation and training, career paths, culture program, and expanding equity participation.
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
Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which our customers and end-users operate. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. Prolonged periods of little or no economic growth could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance.
Suspensions and delays in large capital projects, especially in the United States and Canada, have adversely affected our results of operations in recent years. Continued significant volatility in these capital projects could further decrease demand for some of our products and services and adversely affect our business, financial condition and results of operations.
A significant portion of our revenue historically has been generated by end-users in connection with the development of large capital projects. The businesses of most of our large capital project customers are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the development of large capital projects is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays and cancellations may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays and cancellations may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.
Demand for a significant portion of our products and services in connection with large capital projects depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices, which can be volatile. In recent years, we have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in the U.S. and Canada. The impact on oil and gas commodity markets has further been impacted by the heightened level of global instability. A sustained downturn in the capital expenditures of our customers, whether due to the significant volatility in the market price of oil and gas or demand for oil and gas products, may delay projects, decrease demand for our products and services, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Such volatility, including the perception that it might continue, could also have a significant negative impact on the market price of our common stock.
As a global business, we are exposed to economic, political and other risks in a number of countries, which could materially reduce our revenues, profitability, cash flows, or materially increase our liabilities. If we are unable to continue operating successfully in one or more foreign countries, it may have an adverse effect on our business and financial condition.
For fiscal 2024, approximately 51% of our revenues were generated outside of the U.S., and approximately 17% of our revenues were generated outside of North America. One of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world; however, we may be unsuccessful in expanding our international business.
Conducting business outside the U.S. subjects us to additional risks that may impact our revenues, profitability or cash flows or increase our liabilities, including the following:
•changes in a specific country's or region's political, social or economic conditions, particularly in emerging markets;

•changes in trade relations between the U.S., Canada or Europe and foreign countries in which our customers and suppliers operate, including protectionist measures such as tariffs, import or export licensing requirements and trade sanctions;
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
One or more of these factors could prevent us from successfully expanding our presence in international markets, could have an adverse effect on our revenues, profitability or cash flows or cause an increase in our liabilities. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business. In addition, the imposition of trade restrictions, economic sanctions or embargoes by the U.S. or foreign governments could adversely affect our future sales and results of operations.
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
An economic downturn due to a global pandemic has in the past resulted, and could in the future result in reduced demand for our products and services. The severity and longevity of such pandemic may cause customers to suspend their decisions on using our products and/or services and give rise to significant changes in regional and global economic conditions that could delay or interfere with the capital spending of our customers, which could have a material impact on our consolidated business, results of operations and financial condition in our fiscal year ending March 31, 2024 and beyond. A global pandemic could also have the effect of heightening other risks described elsewhere in these Risk Factors.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2024, was $186.1 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control and difficult to forecast. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.
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
Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in our principal end markets, including the general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, energy transition/decarbonization, rail and transit, and other industries. If we fail to replace completed or canceled large projects with new order volume of the same magnitude, our backlog will decrease and our future revenue and financial results may be adversely affected. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.
Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.

At March 31, 2024, we had $172.5 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to (i) take any of these actions or that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; (ii) obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (iii) make strategic acquisitions or investments or enter into alliances; (iv) withstand a future downturn in our business or the economy in general; (v) engage in business activities, including future opportunities, that may be in our interest; and (vi) plan for or react to market conditions or otherwise execute our business strategies.
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
Typically, both large project and maintenance customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, during fiscal year ended March 31, 2024, revenue recognized over time accounted for approximately 39% of our total revenue. Although over time revenues, which provide for an ongoing stream of future high-margin maintenance revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin over time revenues relative to historical levels could adversely affect our gross margins and results of operations.
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
Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the U.S., Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2024, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $4.3 million. During fiscal 2023, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $15.1 million. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthen relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.
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
We test goodwill and indefinite-life intangible assets for impairment on an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2024, our goodwill and other intangible assets balance was $397.9 million, which represented 52% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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
Patents, non-compete agreements, proprietary technologies, trade secrets, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our trade names or products. Our pending patent applications and our pending copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage, particularly in those countries where the laws do not protect our intellectual property rights as fully as in the U.S. Participants in our markets may use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Interruptions in production, in particular at our manufacturing facilities in the U.S. or Canada, at which we manufacture the majority of our products, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance and results of operations.
Our dependence on subcontractors and third-party suppliers could adversely affect our results of operations.
We often rely on third-party subcontractors, suppliers and manufacturers to produce our products and complete our projects. To the extent we cannot engage subcontractors or acquire supplies or raw materials from third parties, our ability to produce our products or complete our projects in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price or, if unavailable, limit the availability of products critical to our operations. Such shortages or disruptions could be caused by factors beyond the control of our subcontractors, our suppliers or us, including inclement weather, natural disasters, conflicts, increased demand, problems in production or distribution, disruptions in third party logistics or transportation systems or the inability of our subcontractors or suppliers to obtain credit. These factors could be exacerbated by the impact of geopolitical instability or pandemics. This may reduce the profit we realize or result in a loss on a project for which the services or materials were needed or, if the product is unavailable, prevent us from accepting orders.
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
In order to align our operational resources with our business strategies, operate more efficiently and control costs, we may periodically announce plans to restructure certain of our operations, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. We may also undertake restructuring actions and workforce reductions. For example, we enacted certain restructuring initiatives to streamline certain operations, reduce our manufacturing footprint, and position us for more profitable growth. Refer to Item 8, Financial Statements and Supplementary Data for more discussion. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. If these risks materialize, we may not realize all or any of the anticipated benefits of such restructuring plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice (the “DOJ”), the SEC, the IRS, the U.S. Department of Treasury, the U.S. Department of State, Customs and Border Protection, Bureau of Industry and Security (“BIS”), Office of Anti-Boycott Compliance (“OAC”) and Office of Foreign Asset Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. Since the commencement of the Russo-Ukrainian war in 2022, many of these regulations have expanded significantly and become increasingly complex. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. For example, in 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies. Any alleged or actual violations of these regulations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products or provide services outside the U.S. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites and workplace health and safety. As an owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties. Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the use of per- or polyfluoroalkyl substances ("PFAS"), the emission of greenhouse gases or disclosure regarding such emissions, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. For example, European Union regulatory authorities and certain other governmental authorities are contemplating regulations to restrict and phase-out PFAS. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers' premises.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management
Thermon’s cybersecurity risk management system is a comprehensive framework that helps the Company identify, assess, and mitigate known cybersecurity risks. The system is designed to protect the confidentiality, integrity, and availability of the Company's information assets.
The system includes a risk assessment process that identifies and assesses the Company's cybersecurity risks. The risk assessment process is based on the security principles set forth in the National Institutes of Standards and Technology Common Industry Format Cybersecurity Framework and includes the following steps:
•Identification of assets
•Identification of threats
•Identification of vulnerabilities
•Assessment of risk
The system is primarily implemented by the Company's cybersecurity team. This team is responsible for:
•Developing and implementing the risk assessment process
•Developing and implementing the risk mitigation strategy
•Developing and implementing the risk monitoring and reporting process
•Training the Company's employees on cybersecurity risk management
The Company's cybersecurity risk management system is reviewed and updated on an annual basis. This includes a comprehensive incident response plan. The review process is designed to ensure that the system remains effective and efficient as the cybersecurity threat landscape evolves.
The Company currently uses a third-party system for training our people on cybersecurity risks as well as strategies to mitigate those risks through interactive learning and tests. The Company tracks the compliance and performance of the relevant people who participate in the training.
Monitoring is another key component of the cybersecurity risk management system. We employ 24/7 monitoring and regular testing to mitigate threats and possible weaknesses. Additionally, we maintain insurance coverage for cybersecurity attacks.
Governance
The Company's Chief Executive Officer ("CEO"), through the appropriate reporting channels, is responsible for the cybersecurity risk management program. The Company's information technology department is responsible for developing and implementing the Company's cybersecurity policies, procedures, and strategies; overseeing the Company's cybersecurity risk assessment process; and monitoring the Company's cybersecurity risk profile.
The Company's cybersecurity risk management program is subject to periodic review and updates. The Company's Board of Directors is responsible for overseeing the Company's cybersecurity risk management program through the Audit Committee. The Board receives quarterly reports on the Company's cybersecurity risk profile and the effectiveness of the Company's cybersecurity risk management program.

During the past year, there have been no material risks from cybersecurity threats or prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. Despite our cybersecurity risk management program and the associated controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, ransomware attacks, inadvertent or malicious employee actions, program failures, and other risks that could materially impact our financial condition, results of operations and cash flows.
For risks regarding cybersecurity and our information systems, please refer to Item 1A. “Risk Factors” in this annual report.
ITEM 2. PROPERTIES
Our headquarters and principal executive offices are located at 7171 Southwest Parkway, Building 300, Austin, Texas.
Our principal manufacturing and warehousing operations are located at our facilities in San Marcos, Texas. We own our principal manufacturing and warehousing facilities, and lease one ancillary manufacturing facility in San Marcos, Texas. All our reportable segments utilize our San Marcos, Texas facilities. In addition, we have offices and/or manufacturing and assembly locations in Chicago, Illinois, Morristown, Tennessee, Houston, Texas, Denver, Colorado, Salt Lake City, Utah, Canada, the Netherlands, France, United Kingdom, Germany, Mexico, China, Korea, Japan, India, Australia, and Bahrain. All our manufacturing facilities are registered to International Organization for Standardization (ISO) 9001 quality standards, except for Morristown, Tennessee and Chicago, Illinois. These locations were acquired through our recent acquisition and are in the process to be certified. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company trades on the NYSE under the symbol "THR." On May 28, 2024, the closing sale price of our common stock, as reported by the NYSE, was $34.88. As of May 28, 2024, there were approximately 15 holders of our common stock of record.
Stock Performance
    The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, and (ii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. The plotted points in the line graph are based on the closing price on the last trading date of the period. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2019 (the last day of our fiscal 2019), and assumes the reinvestment of dividends, as applicable. The stock price performance shown below is not necessarily indicative of future price performance.

175
150
125
100
75
50
25
0
Index Value ($)
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
Period Ended
Thermon Group Holdings, Inc. (THR)
iShares Russell 2000 index (IWM)
S&P SmallCap 600 Energy

	March 31, 2019	March 31, 2020	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024
Thermon Group Holdings, Inc.	$100.00	$61.49	$79.52	$66.10	$101.67	$133.50
iShares Russell 2000 Index	$100.00	$76.13	$148.31	$139.20	$122.89	$147.14
S&P 600 SmallCap 600 Energy	$100.00	$20.27	$59.11	$94.17	$86.83	$104.66
    The information in this "Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Dividend Policy

Since our initial public offering in May 2011, we have not declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock. We intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. We also use our cash to make unscheduled, voluntary principal repayments on our debt as well as make discretionary repurchases of outstanding shares of our common stock.
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
Equity Compensation Plan Information
For information on our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information." See also Note 16, "Stock-Based Compensation" to our consolidated financial statements included elsewhere in this annual report.
Issuer Purchases of Equity Securities
On March 15, 2024, the Company announced the authorization of a share repurchase program by the Company’s board of directors of up to $50 million of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases (the "Repurchase Program"). The Repurchase Program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares under the current repurchase program may be purchased through open market or privately negotiated transactions at the discretion of management, including through the use of trading plans intended to qualify under Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any share repurchases will be determined by the Company at its discretion based on ongoing evaluation of general market conditions, the market price of Thermon’s common stock, the Company’s capital needs, and other factors. The objective of the Repurchase Program is to offset dilution related to the Equity Compensation Plan discussed in Note 16, "Stock-Based Compensation" to our consolidated financial statements included elsewhere in this annual report.
During fiscal 2024, we purchased 8,018 shares at a weighted average price of $31.20. As of March 31, 2024, we have $49.8 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Discussion was omitted pursuant to SEC Release 33-10890. Please refer to past filings on our website or sec.gov for relevant historical financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements and related notes included elsewhere in this annual report. The discussions in this section contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in Item 1A, "Risk Factors." Actual results could differ materially from those discussed below. Please refer to the section entitled "Forward-Looking Statements."
Overview
For a complete overview of our business, please refer to Item 1. "Business" disclosed within this document.
Recent Developments. As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in the Russian Federation, and, on January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. We completed the Russia Exit in fiscal 2024 and incurred cumulative charges totaling $13.6 million, of which $1.0 million was recognized in fiscal 2024.
We are currently integrating the operations of Vapor Power International, LLC ("Vapor Power"), our recent acquisition, which was consummated on December 29, 2023. Vapor Power is a leading provider of high-quality industrial process heating solutions, including electric, electrode and gas fired boilers. We purchased Vapor Power for $107.5 million in cash, which was funded with cash on hand, borrowings under our existing revolving credit facility, and an increased term loan (which was amended on December 29, 2023 in connection with the acquisition). We integrated Vapor Power into our US-LAM reportable segment.
On March 15, 2024, we announced the authorization of a share repurchase program by the Company’s board of directors of up to $50 million of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. We initiated purchases pursuant to this program in our fourth fiscal quarter.
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan that affected approximately 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we are also moving certain operations and equipment from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. In connection with this plan, the Company expects to incur approximately $2.8 to $3.5 million in restructuring charges mostly during the first quarter of fiscal 2025.
The Company continues to invest in our three long-term strategic initiatives where we see opportunities for growth. First, we expect to diversify our revenues into adjacent markets like commercial, food & beverage, transportation and other non-oil and gas industries where we can continue to differentiate our offerings through quality, safety and customer service, while also aligning Thermon’s strategy around the energy transition toward a more sustainable global economy. Second, we anticipate a multi-decades investment trend to emerge based on the rapidly increasing desire for industrial customers to electrify equipment to reduce their carbon footprint, which represents an opportunity for the Company. Thermon's process heating expertise will be a key factor in a successful, sustainable transition, and we expect to invest in additional resources to quickly respond to changing customer demand. Finally, we will continue expanding our technology-enabled maintenance solutions, like our Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. Our efforts to diversify the business's end markets is starting to show early signs of success through increased customer engagement in diversified end markets such as chemical and petrochemical, rail and transit, food & beverage, commercial and power. Additionally, we are continuing to receive orders from key customers related to our Genesis Network technology, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services. In short, we are benefiting from the increasing global demand for our solutions.
Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point in time based on when control transitions to the customer is generally related to our product sales. Point in time revenue does not typically require engineering or installation services. Revenue recognized over time generally occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.

We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at March 31, 2024 was $186.1 million, including $39.4 million related to recently-acquired Vapor Power, as compared to $163.3 million at March 31, 2023. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor costs. Additional costs of sales include contract engineering costs directly associated to projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, electronic components and other miscellaneous parts related to products manufactured or assembled. We cannot provide any assurance that we will be able to mitigate potential raw material shortages or be able to pass along raw material cost increases, including the potential impacts of tariffs, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These factors include the following:
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Year-Ended March 31, 2024	Year-Ended March 31, 2023	Year-Ended March 31, 2022
Point in time	61%	63%	60%
Over time:	39%	37%	40%
Small projects	15%	15%	16%
Large projects	24%	22%	24%
Our Over time revenue includes (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey and other solutions such as engineered products. For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.
Our turnkey projects and certain other projects. Our fixed fee projects typically offer our customers a comprehensive solution for heat tracing from the initial planning stage through engineering/design, manufacture, installation and final proof-of-performance and acceptance testing. Turnkey services also include project planning, product supply, system integration, commissioning and ongoing maintenance. Fixed fee projects, containing multiple deliverables, are customer specific, do not have an alternative use and have an enforceable right to payment, and thus are treated as a single performance obligation with revenues recognized over time as work progresses.
For revenue recognized under fixed fee contracts, we measure the costs incurred that contribute towards the satisfaction of our performance obligation as a percentage of the total cost of production (the “cost-to-cost method”), and we recognize a proportionate amount of contract revenue, as the cost-to-cost method appropriately depicts performance towards satisfaction of the performance obligation. Changes to the original cost amount may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profits are adjusted using the cumulative catch-up method for revisions in estimated contract costs. Reviews of estimates have not generally resulted in significant adjustments to our results of operations.
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
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. Refer to Note 2, "Acquisitions," for more discussion.

Results of Operations
The following table sets forth data from our statements of operations for the periods indicated.

	Fiscal Year Ended March 31,		Increase/(Decrease)
(Dollars in thousands)	2024	2023	$	%
Consolidated Statements of Operations Data:
Sales	$494,629	$440,590	$54,039	12%
Cost of sales	283,065	255,465	27,600	11%
Gross profit	211,564	185,125	26,439	14%
Operating expenses:
Selling, general and administrative expenses	123,820	117,003	6,817	6%
Deferred compensation plan expense/(income)	1,231	(208)	1,439	(692)%
Amortization of intangible assets	10,158	9,447	711	8%
Restructuring and other charges/(income)	984	3,693	(2,709)	(73)%
Income from operations	75,371	55,190	20,181	37%
Other income/(expenses):
Interest expense, net	(8,845)	(5,871)	(2,974)	51%
Other income/(expense)	1,148	(86)	1,234	(1435)%
Income before provision for income taxes	67,674	49,233	18,441	37%
Income tax expense	16,086	15,567	519	3%
Net income	$51,588	$33,666	$17,922	53%

As a percent of sales:
Gross profit	42.8%	42.0%	80 bps
Selling, general and administrative expenses	25.0%	26.6%	-160 bps
Income from operations	15.2%	12.5%	270 bps
Net income	10.4%	7.6%	280 bps

Effective tax rate	23.8%	31.6%
Year Ended March 31, 2024 ("fiscal 2024") Compared to the Year Ended March 31, 2023 ("fiscal 2023")
Revenues. Revenue increased in fiscal 2024 compared to fiscal 2023 due to growth across all reportable segments, especially in US-LAM. Our US-LAM revenue increased $47.1 million, or 23%. Revenue in our APAC segment increased $3.4 million, or 10% and revenue in our EMEA segment grew $2.1 million, or 5%. Last, Canada revenue increased $1.4 million, or 1%. Strong demand in both our products and project sales contributed to the revenue increase during fiscal 2024. Moreover, we experienced growth in our diversified end-markets, in particular power, chemical & petrochemical, food and beverage, and commercial. Of note, Vapor Power (which we acquired in December 2023) contributed $10.9 million to our overall revenue growth in fiscal 2024.
Separately, revenue was negatively affected in fiscal 2024 by foreign exchange rate impacts of approximately $4.3 million, though this is partially offset by similar effects within cost of sales.
Point-in-time sales grew $23.3 million and Over time sales grew $30.7 million compared to fiscal 2023. Our sales mix in fiscal 2024 was 61% Point in time sales and 39% Over time sales as compared to 63% Point in time sales and 37% Over time sales in fiscal 2023.
    Gross profit. Gross profit increased in fiscal 2024 versus fiscal 2023 on greater sales volume and higher gross profit margin, which increased 80 bps. This improvement was primarily driven by higher profitability in our Over time sales. Fiscal 2024 gross margin was supported by customer price increases and operational efficiencies, though tempered by inflationary pressures on costs. Fiscal 2023 was impacted in part by greater charges associated with the Russia Exit in our EMEA segment that impacted cost of sales in addition to incremental costs associated from global supply chain challenges present at that time.
Selling, general and administrative expenses. The increase in SG&A is due in part to investments to advance our decarbonization, diversification and digitization strategies as well as variable costs associated with increased sales activity, such as sales commissions as well as salaries and benefits. SG&A as a percentage of Sales decreased by -160 bps based on disciplined cost management relative to our growth. Fiscal 2023 was affected in part by the Russia Exit, which negatively impacted SG&A by $4.6 million in fiscal 2023.
Amortization of intangible assets. The increase of amortization is due to adding certain intangible assets through our acquisition of Vapor Power on December 29, 2023. Refer to Note 2, "Acquisitions."
Deferred compensation plan expense/(income). The change in deferred compensation plan activity is primarily attributable to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on related investment assets.
Restructuring and other charges/(income). Restructuring and other charges/(income) mainly represent charges associated with the Russia Exit which primarily impacted fiscal 2023 as we moved the associated assets into assets held-for-sale at that time with lesser related charges in fiscal 2024. Refer to Note 14, "Restructuring and Other Charges/(Income)" for additional details.
Interest expense, net. Interest expense, net increased compared to fiscal 2023. Although we paid down approximately $58 million in total debt, our average debt balance and average interest rate increased during the year. Debt increased as we financed the acquisition of Vapor Power and our variable interest rate was relatively higher throughout fiscal 2024. Specifically, our average interest rate for fiscal 2024 was 6.59% versus 3.94% in fiscal 2023. See Note 12, "Long-Term Debt," for additional information.
Other income/(expense). The change in other income/(expense) primarily relates to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income taxes. Income tax expense was $16.1 million or 23.8% on pretax income of $67.7 million in fiscal 2024 as compared to income tax expense of $15.6 million on a pretax income of $49.2 million in fiscal 2023. Our losses with regard to the Russia Exit in fiscal 2023, totaling $12.6 million, had no significant tax benefit. Excluding the tax effect of the Russia Exit, our effective tax rate would have been 25.1% in fiscal 2023. See Note 18, “Income Taxes,” for further information.
Net income. The change in net income is explained by the changes noted in the sections above.

	Fiscal Year Ended March 31,		Increase/(Decrease)
(Dollars in thousands)	2023	2022	$	%
Consolidated Statements of Operations Data:
Sales	$440,590	$355,674	$84,916	24%
Cost of sales	255,465	215,556	39,909	19%
Gross profit	185,125	140,118	45,007	32%
Operating expenses:
Selling, general and administrative expenses	117,003	93,054	23,949	26%
Deferred compensation plan expense/(income)	(208)	283	(491)	(173)%
Amortization of intangible assets	9,447	8,790	657	7%
Restructuring and other charges/(income)	3,693	(414)	4,107	(992)%
Income from operations	55,190	38,405	16,785	44%
Other income/(expenses):
Interest expense, net	(5,871)	(5,815)	(56)	1%
Other income/(expense)	(86)	(4,165)	4,079	(98)%
Income before provision for income taxes	49,233	28,425	20,808	73%
Income tax expense	15,567	8,333	7,234	87%
Net income	$33,666	$20,092	$13,574	68%

As a percent of sales:
Gross profit	42.0%	39.4%	260 bps
Selling, general and administrative expenses	26.6%	26.2%	40 bps
Income from operations	12.5%	10.8%	170 bps
Net income	7.6%	5.6%	200 bps

Effective tax rate	31.6%	29.3%
Year Ended March 31, 2023 ("fiscal 2023") Compared to the Year Ended March 31, 2022 ("fiscal 2022")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 25, 2023 for a discussion of the results of operations in fiscal 2023 as compared to fiscal 2022.
Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2024, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
    For information on legal proceedings, see Note 15, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 7.
    To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2024, we had in place standby letters of credit, bank guarantees and performance bonds totaling $13.3 million to back our various customer contracts. In addition, our Indian subsidiary also has $4.4 million in customs bonds outstanding. Refer to Note 15, "Commitments and Contingencies" for more information on our letters of credit and bank guarantees.
Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential future acquisitions.
Cash and cash equivalents. At March 31, 2024, we had $48.6 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $17.0 million, or 35%, of these amounts were held in domestic accounts with various institutions and approximately $31.6 million, or 65%, of these amounts were held in accounts outside of the U.S. with various financial institutions. While we have cash needs at our various foreign operations, excess cash is available for distribution to the U.S. through intercompany dividends.
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
Share repurchases
On March 15, 2024, we announced the authorization from our board of directors to execute a share repurchase program of up to $50.0 million (the "Repurchase Program"). As of March 31, 2024, we have $49.8 million of remaining unused and authorized availability under the Repurchase Program. The Repurchase Program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. Refer to Note 16, "Stock-Based Compensation" for more information.
Senior secured credit facility
See Note 12, “Long-Term Debt” to our consolidated financial statements and accompanying notes thereto included in Item 8 of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 7. At March 31, 2024, we had $5.0 million outstanding borrowings under our revolving credit facility and $92.7 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $7.3 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments, despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of March 31, 2024, we had $166.6 million of outstanding principal on our term loan facilities, net of deferred debt issuance costs. Each of the term loans will amortize as set forth in the table below, with payments due on the first day of each January, April, July and October, with the balance of each term loan facility due at maturity.

Payment Schedule	% of Original Principal Amount
January 1, 2023 through October 1, 2024	1.88%
January 1, 2025 through July 1, 2026	2.50%
Future capital requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next 12 months and the foreseeable future.
We expect our capital expenditures to approximate 2.5% to 3.0% of revenue in fiscal 2025. Additionally, we will be required to pay $14.6 million in principal payments and approximately $11.4 million in interest payments on our long-term debt in the next 12 months. Our estimate of interest expense above was derived from our variable interest rates at March 31, 2024, and is subject to change. See further details Note 12, "Long-Term Debt." We also have payment commitments of $7.7 million, mostly related to long-term information technology contracts, of which $6.7 million are due within the next 12 months.

	Year Ended March 31,
(Dollars in thousands)	2024	2023	2022
Total cash provided by/(used in):
Operating activities	$65,955	$57,714	$28,754
Investing activities	(109,522)	(44,555)	(4,531)
Financing activities	56,533	(13,465)	(22,658)

Free Cash Flow(1)
Cash provided by operating activities	$65,955	$57,714	$28,754
Less: Cash used for purchases of property, plant, and equipment	(11,016)	(9,453)	(5,220)
Plus: Sales of rental equipment	99	197	689
Plus: Proceeds from sale of property, plant, and equipment	$840	$—	$—
Free Cash Flow	$55,878	$48,458	$24,223

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
Year Ended March 31, 2024 ("fiscal 2024") Compared to the Year Ended March 31, 2023 ("fiscal 2023")
Net cash provided by/(used in) operating activities. Net cash provided by operating activities increased in fiscal 2024 versus fiscal 2023. The increase is mostly attributable to the $17.9 million increase in net income, partially offset by greater investments in our working capital and other accounts resulting in the net increase of $11.5 million in fiscal 2024 relative to fiscal 2023.
Net cash provided by/(used in) investing activities. The comparative increase in the use of cash in fiscal 2024 versus fiscal 2023 relates to the acquisition of Vapor Power in December 2023. Refer to Note 2, "Acquisitions" for more information. Additionally, we increased capital expenditures by $1.5 million in fiscal 2024 versus fiscal 2023.
Net cash provided by/(used in) financing activities. The comparative increase in the source of cash in financing activities is mostly attributable to the borrowings related to our acquisition of Vapor Power. We borrowed an incremental $105 million through an incremental term loan and revolving credit facility borrowings. In fiscal 2023, we borrowed $32.5 million to purchase Powerblanket. Refer to Note 12, "Long-Term Debt" for more information.
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
We define “Free Cash Flow” as net cash provided by operating activities less cash used for the purchase of property, plant, and equipment, net of sales of rental equipment as well as proceeds from sales of property, plant, and equipment. This metric should not be interpreted to mean the remaining cash that is available for discretionary spending, dividends, share repurchases, acquisitions, or other purposes, as it excludes significant, mandatory obligations, such as principal payments on the Company’s long-term debt facility. Free cash flow is one measure that the Company uses internally to assess liquidity.
Free Cash Flow totaled $55.9 million for fiscal 2024 as compared to $48.5 million for fiscal 2023, an increase comparatively, primarily due to higher cash flows from operations.
Year Ended March 31, 2023 ("fiscal 2023") Compared to the Year Ended March 31, 2022 ("fiscal 2022")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on May 25, 2023 for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2023 as compared to fiscal 2022.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
(Dollars in thousands)	2024	2023	2022
Net income	$51,588	$33,666	$20,092
Interest expense, net	8,845	5,871	5,815
Income tax expense	16,086	15,567	8,333
Depreciation and amortization	18,837	19,231	20,205
EBITDA (non-GAAP)	$95,356	$74,335	$54,445
Stock-based compensation	5,754	5,954	3,803
Transaction-related costs	2,107	335	—
Restructuring and other charges/(income)	984	3,693	(414)
Impairment and other charges	—	8,945	—
Loss on debt extinguishment	—	—	2,569
Canadian Emergency Wage Subsidy	—	—	(1,952)
Adjusted EBITDA (non-GAAP)	$104,201	$93,262	$58,451
The following table reconciles net income to Adjusted Net Income and Adjusted EPS for the periods presented:

	Year ended March 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Net income	$51,588	$33,666	$20,092
Tax expense for impact of rate reduction in foreign jurisdictions	—	—	505
Withholding tax on dividend related to debt amendment	—	—	301
Amortization of intangible assets	10,158	9,447	8,790
Transaction-related costs	2,107	335	—
Restructuring and other charges/(income)	984	3,693	(414)
Impairment and other charges	—	8,945	—
Loss on debt extinguishment	—	—	2,569
Canadian Emergency Wage Subsidy	—	—	(1,952)
Tax effect of financial adjustments	(2,947)	(3,307)	(1,999)
Adjusted net income (non-GAAP)	$61,890	$52,779	$27,892

Adjusted-fully diluted earnings per common share (non-GAAP)	$1.82	$1.56	$0.83

Fully-diluted common shares - (thousands)	34,067	33,746	33,515
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 51% of our fiscal 2024 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the U.S., Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in Other income/(expense). The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2024 and 2023, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $7.0 million and $7.0 million, respectively.
During fiscal 2024, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $1.9 million for fiscal 2024. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $2.3 million for fiscal 2024. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.2 million for fiscal 2024. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.3 million for fiscal 2024.
The geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Net of forward contracts, the impact of foreign currency transactions on our consolidated statements of operations were losses of $0.2 million and losses of $0.1 million in fiscal 2024 and fiscal 2023, respectively.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2024, we estimate that our sales were negatively impacted by $4.3 million when compared to foreign exchange translation rates that were in effect in fiscal 2023. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the equity section of our balance sheet. The effect of foreign currency translation were losses of $0.8 million in fiscal 2024 and $19.2 million in fiscal 2023. In fiscal 2023, we were primarily impacted by the appreciation of the Canadian Dollar relative to the U.S. dollar. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.
Foreign currency risks related to intercompany notes. The Company exited a cross currency swap during fiscal 2022 and did not have a similar arrangements in fiscal 2023 and fiscal 2024. Refer to Note 3, "Fair Value Measurements" for more information. Also, refer to Item 1A, "Risk Factors" for further discussion regarding our risk as it relates to foreign currency.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan A credit facility and revolving credit facility incur interest expense that is variable in relation to the SOFR rate. The interest rate for borrowings under our term loan A credit facility was 7.05% for the U.S. term loan, 7.06% for the U.S. revolving credit facility, and 7.18% for the 2023 incremental U.S. term loan Facility as of March 31, 2024. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2024, we had $5.0 million outstanding principal under our revolving credit facility.
    As of March 31, 2024, we had $167.5 million of outstanding principal under our variable rate SOFR-based term loan A credit facilities. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.7 million increase or decrease in our annual interest expense.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Sufficiency of audit evidence surrounding revenues of certain projects recognized over time using cost-to-cost percentage of completion
As discussed in Note 5 to the consolidated financial statements, the Company recognized $194,023 thousand of revenues over time using cost-to-cost percentage of completion or time and materials methodologies, for the year ended March 31, 2024.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the revenue stream. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process, including controls related to contract setup, project cost accumulation, monitoring of project status, and estimated costs to complete. We assessed the recorded revenues of certain projects by selecting certain projects and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers, cost accumulation data, estimated costs to complete, and project status assessments by the project managers. In addition, we evaluated the sufficiency of audit evidence obtained over revenues of certain projects recognized over time using cost-to-cost percentage of completion by assessing the results of procedures performed.
Fair value of certain customer relationship and developed technology intangible assets acquired in a business combination
As discussed in Note 2 to the consolidated financial statements, on December 29, 2023, the Company consummated its acquisition of Vapor Power International, LLC and its affiliates (Vapor Power) for a total purchase price of $107,523 thousand. In connection with the business combination, the Company recorded various intangible assets, which included customer relationship intangible assets and developed technology intangible assets with preliminary acquisition date fair values of $22,953 thousand and $13,689 thousand, respectively. For valuing the customer relationship intangible assets, the Company used a common income-based approach called the multi-period excess earnings method; for the developed technology intangible assets, the Company used a relief-from-royalty method.
We identified the evaluation of the preliminary fair values of certain customer relationship and developed technology intangible assets acquired in the Vapor Power business combination as a critical audit matter. Subjective auditor judgment was required to evaluate the projected revenue and discount rate assumptions used to value these intangible assets. Changes to these assumptions could have had a significant impact on the fair values of these intangible assets. In addition, valuation professionals with specialized skills and knowledge were required in the evaluation of the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process. This included controls related to the development of the projected revenue and discount rate assumptions used in the valuation of the customer relationship and developed technology intangible assets. We evaluated the projected revenue assumptions by comparing them to historical growth rates of the acquired entity and to industry reports. In addition, we compared the initial projected revenues from other recent Company acquisitions to actual results to evaluate the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the discount rate by comparing the Company’s discount rate to a discount rate that was independently developed using publicly available market data for comparable entities and performing a weighted average return on assets (WARA) reconciliation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Austin, Texas
May 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Thermon Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated May 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Vapor Power International, LLC during the year ended March 31, 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, Vapor Power International, LLC’s internal control over financial reporting associated with total assets of 16% and total revenues of 2% included in the consolidated financial statements of the Company as of and for the year ended March 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Vapor Power International, LLC.
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

/s/ KPMG LLP

Austin, Texas
May 29, 2024

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except share and per share data)

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
Sales	$494,629	$440,590	$355,674
Cost of sales	283,065	255,465	215,556
Gross profit	211,564	185,125	140,118
Operating expenses:
Selling, general and administrative expenses	123,820	117,003	93,054
Deferred compensation plan expense/(income)	1,231	(208)	283
Amortization of intangible assets	10,158	9,447	8,790
Restructuring and other charges/(income)	984	3,693	(414)
Income from operations	75,371	55,190	38,405
Other income/(expenses):
Interest expense, net	(8,845)	(5,871)	(5,815)
Other income/(expense)	1,148	(86)	(4,165)
Income before provision for income taxes	67,674	49,233	28,425
Income tax expense	16,086	15,567	8,333
Net income	51,588	33,666	20,092
Other comprehensive income:
Net income	$51,588	$33,666	$20,092
Foreign currency translation adjustment	836	(19,202)	(2,922)
Other	29	8	(65)
Total comprehensive income	$52,453	$14,472	$17,105
Net income per common share:
Basic	$1.53	$1.01	$0.60
Diluted	1.51	1.00	0.60
Weighted-average shares used in computing net income per common share:
Basic	33,670,861	33,468,632	33,308,045
Diluted	34,066,987	33,745,936	33,514,561

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	March 31, 2024	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$48,631	$35,635
Accounts receivable, net of allowances of $1,428 and $2,682 as of March 31, 2024 and 2023, respectively	107,318	97,627
Inventories, net	86,321	82,132
Contract assets	16,690	16,272
Prepaid expenses and other current assets	14,010	16,138
Income tax receivable	1,630	3,138
Total current assets	$274,600	$250,942
Property, plant and equipment, net of depreciation and amortization of $73,422 and $67,450 as of March 31, 2024 and 2023, respectively	68,335	63,288
Goodwill	270,786	219,612
Intangible assets, net	127,092	93,970
Operating lease right-of-use assets	13,613	13,570
Deferred income taxes	1,074	688
Other non-current assets	12,240	7,559
Total assets	$767,740	$649,629
Liabilities and equity
Current liabilities:
Accounts payable	$31,396	$27,330
Accrued liabilities	31,624	39,364
Current portion of long-term debt	14,625	10,222
Borrowings under revolving credit facility	5,000	14,500
Contract liabilities	20,531	8,483
Lease liabilities	3,273	3,364
Income taxes payable	2,820	6,809
Total current liabilities	$109,269	$110,072
Long-term debt, net of current maturities and deferred debt issuance costs of $918 and $429 as of March 31, 2024 and 2023, respectively	151,957	87,710
Deferred income taxes	9,439	12,084
Non-current lease liabilities	12,635	12,479
Other non-current liabilities	9,553	8,296
Total liabilities	$292,853	$230,641
Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,730,243 issued and 33,722,225 outstanding, and 33,508,076 shares issued and outstanding at March 31, 2024 and 2023, respectively	34	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid-in capital	243,555	239,860
Treasury stock, common stock, at cost; 8,018 and zero shares at March 31, 2024 and 2023, respectively	(250)	—
Accumulated other comprehensive loss	(57,235)	(58,100)
Retained earnings	288,783	237,195
Total equity	$474,887	$418,988
Total liabilities and equity	$767,740	$649,629
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(Dollars in thousands, except share and per share data)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2021	33,225,808	$33	$231,322	$—	$183,436	$(35,919)	$378,872
Issuance of common stock in exercise of stock options	8,100	—	97	—	—	—	97
Issuance of common stock as deferred compensation to directors	32,136	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	36,126	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	62,552	—	—	—	—	—	—
Stock compensation expense	—	—	3,803	—	—	—	3,803
Repurchase of employee stock units on vesting	—	—	(673)	—	—	—	(673)
Net income	—	—	—	—	20,092	—	20,092
Foreign currency translation adjustment	—	—	—	—	—	(2,922)	(2,922)
Other	—	—	—	—	—	(65)	(65)
Balances at March 31, 2022	33,364,722	$33	$234,549	$—	$203,528	$(38,906)	$399,204
Issuance of common stock as deferred compensation to directors	38,137	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	40,923	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—	—
Stock compensation expense	—	—	5,954	—	—	—	5,954
Repurchase of employee stock units on vesting	—	—	(643)	—	—	—	(643)
Net income	—	—	—		33,666	—	33,666
Foreign currency translation adjustment	—	—	—	—	—	(19,202)	(19,202)
Other	—	—	—	—	1	8	9
Balances at March 31, 2023	33,508,076	$33	$239,860	$—	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to directors	22,829	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	98,177	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	101,161	—	—	—	—	—	—
Stock compensation expense	—	—	5,754	—	—	—	5,754
Repurchase of employee stock units on vesting	—	—	(2,058)	—	—	—	(2,058)
Repurchase of shares under authorized program	(8,018)	—	—	(250)	—	—	(250)
Net income	—	—	—	—	51,588	—	51,588
Foreign currency translation adjustment	—	—	—	—	—	836	836
Other	—	1	(1)	—	—	29	29
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
Operating activities
Net income	$51,588	$33,666	$20,092
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,837	19,231	20,205
Amortization of debt costs	489	317	596
Loss on extinguishment of debt	—	—	2,569
Impairment of property, plant, and equipment	—	298	—
Stock compensation expense	5,754	5,954	3,803
Loss on sale of business, net of cash surrendered	—	—	306
Deferred income taxes	(2,079)	(4,562)	(1,648)
Long-term cross currency swap gain	—	—	(774)
Reserve release for uncertain tax positions	84	36	77
Remeasurement gain on intercompany balances	(784)	(914)	(247)
Changes in operating assets and liabilities:
Accounts receivable	(540)	(2,912)	(21,739)
Inventories	3,778	(8,839)	(8,598)
Contract assets	(101)	4,051	(3,292)
Other current and non-current assets	(4,935)	57	(2,891)
Accounts payable	2,707	(7,119)	13,752
Accrued liabilities and non-current liabilities	(6,355)	11,147	2,227
Income taxes payable and receivable	(2,488)	7,303	4,316
Net cash provided by operating activities	$65,955	$57,714	$28,754
Investing activities
Purchases of property, plant and equipment	$(11,016)	$(9,453)	$(5,220)
Sales of rental equipment	99	197	689
Proceeds from sale of property, plant and equipment	840	—	—
Proceeds from disposal of business	1,027	—	—
Cash paid for acquisitions, net of cash acquired	(100,472)	(35,299)	—
Net cash used in investing activities	$(109,522)	$(44,555)	$(4,531)
Financing activities
Proceeds from Term Loan A	$100,000	$—	$139,793
Payments on Term Loan A	(30,872)	(27,180)	(170,780)
Proceeds from revolving credit facility	18,000	34,500	18,459
Payments on revolving credit facility	(27,500)	(20,000)	(8,134)
Issuance costs associated with debt financing	(759)	—	(1,265)
Lease financing	(28)	(142)	(155)
Issuance of common stock including exercise of stock options	—	—	97
Repurchase of employee stock units on vesting	(2,058)	(643)	(673)
Repurchase of treasury shares under authorized program	(250)	—	—
Net cash provided by/ (used in) financing activities	$56,533	$(13,465)	$(22,658)
Less: Net change in cash balances classified as assets held-for-sale	—	(3,939)	—
Effect of exchange rate changes on cash and cash equivalents	(1,055)	(1,166)	(84)
Change in cash and cash equivalents	$11,911	$(5,411)	1,481
Cash, cash equivalents and restricted cash at beginning of period	38,520	43,931	42,450
Cash, cash equivalents and restricted cash at end of period	$50,431	$38,520	$43,931
Supplemental cash flow information:
Interest paid	$9,178	$5,767	$5,700
Income taxes paid	23,130	14,933	9,788
Income tax refunds received	2,829	2,361	4,059
Purchases of property, plant and equipment in accounts payable	654	324	84
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Years Ended March 31, 2024, 2023 and 2022
1. Organization and Summary of Significant Accounting Policies
Organization
Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as "we," "our" or the "Company" herein. We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For almost 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, energy transition/decarbonization, rail and transit, and other, which we refer to as our "key end markets."
Basis of Consolidation and Presentation
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany balances have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 51%, 56% and 57%, of the Company's consolidated sales for fiscal 2024, 2023 and 2022, respectively, and 49% and 54%, of the Company's consolidated total assets at March 31, 2024 and 2023, respectively. In our opinion, the accompanying consolidated financial statements present fairly our financial position at March 31, 2024 and 2023, and the results of operations for the years ended March 31, 2024, 2023, and 2022.
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
Restricted Cash
    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, restricted cash included in prepaid expenses and other current assets and restricted cash included in other non-current assets reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2024	March 31, 2023	March 31, 2022
Cash and cash equivalents	$48,631	$35,635	$41,445
Restricted cash included in prepaid expenses and other current assets	1,800	2,859	2,486
Restricted cash included in other non-current assets	—	26	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$50,431	$38,520	$43,931
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
Accounts Receivable and Concentration of Credit Risk

The Company's receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables is net of allowance for credit losses. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to the Company's ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for credit losses based upon an analysis of aged receivables as well as specific reserves for certain accounts. Past-due receivable balances are written off when the Company's internal collection efforts have been unsuccessful in collecting the amounts due.
The Company's primary base of customers operates in the general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, energy transition/decarbonization, rail and transit, and other industries; we are diversifying our customer base through numerous other end markets. Although the Company has a concentration of credit risk within these industries, the Company has not experienced significant collection losses on sales to these customers. The Company's foreign receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. The Company does not generally require collateral or other security from customers. At March 31, 2024 and 2023, no one customer represented more than 10% of the Company's accounts receivable balance.
At March 31, 2024 and 2023, we had $4,646 and $3,399, respectively, of balances billed but not paid by customers under retention provisions of our contracts. Retention balances typically represent hold backs against project completion.
The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for credit losses were $1,428 and $2,682 as of March 31, 2024 and 2023, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.
The following table summarizes the annual changes in our allowance for credit losses:

Balance at March 31, 2021	$2,074
Additions to reserve	683
Write-off of uncollectible accounts	(580)
Balance at March 31, 2022	2,177
Additions to reserve	1,377
Write-off of uncollectible accounts	(872)
Balance at March 31, 2023	2,682
Additions to reserve	516
Write-off of uncollectible accounts	(1,770)
Balance at March 31, 2024	$1,428

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
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's consolidated statements of operations and comprehensive income, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $2,800 as of March 31, 2024. Of this total, $161 was recorded within prepaid expenses and other current assets and $2,639 was recorded within other non-current assets on the Company's consolidated balance sheets as of March 31, 2024. The CCA implementation costs are recorded within operating activities in the Company's consolidated statements of cash flows. We did not have significant CCA costs in fiscal 2023 or 2022.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost, less related accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs of assets are charged to operations as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to operations.
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
We recorded an impairment charge in fiscal 2023 of $865 to property, plant and equipment, net as well as operating lease right-of-use assets. Refer to Note 14, "Restructuring and Other Charges/(Income)" for more information. No other impairment was recorded in fiscal 2023.
The Company determined that no other impairment of long-lived assets existed in fiscal 2024, 2023, or 2022.
Goodwill and Other Intangible Assets
We conduct a required annual review of goodwill for potential impairment in the fourth quarter, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments.
We have the option to perform a qualitative assessment to satisfy the annual test requirement if we believe that it is more likely than not that we do not have an impairment in any one of our reporting units. Otherwise, we perform a full quantitative assessment. For a full quantitative assessment, if the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates and discount rates.
In fiscal 2024, we elected to test our goodwill and other intangible assets using the qualitative method.
We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis in our fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. In fiscal 2024, 2023 and 2022, the Company determined that no impairment of goodwill existed.
In fiscal 2024, we added $51,751 of goodwill related to our acquisition of Vapor Power. Please refer to Note 2, "Acquisitions." The newly acquired goodwill is allocated to our United States Latin America, or "US-LAM," segment. We believe the goodwill acquired in these acquisitions represents synergies from combining operations in addition to the identifiable tangible and intangible assets. We anticipate being able to deduct this goodwill for tax purposes.
Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite lived intangible assets consist primarily of trademarks. If a full quantitative assessment is warranted, the fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. In fiscal 2024, we performed a qualitative assessment. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2024, 2023 or 2022.
Business Combinations
Accounting for business combinations requires, among other things, the acquiring entity in a business combination to recognize the fair value of the assets acquired and liabilities assumed. We use qualified third-party valuation specialists to assist management in determining the fair value of assets acquired and liabilities assumed. The purchase price allocation process allows us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at the acquisition date.
The fair value assigned to identifiable intangible assets acquired is determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are the attrition rate, revenue growth rates, earnings before interest, taxes, depreciation and amortization, ("EBITDA") margins, royalty rates, and the discount rate. Some of these assumptions are based on company-specific information and projections, which are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected within the consolidated financial statements from the date of acquisition. Refer to Note 2, "Acquisitions" for more information.
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
Description of Product and Service Offerings and Revenue Recognition Policies

    We provide a (i) suite of products, including heating units, heating cables, tubing bundles, control systems including customized software solutions, environmental heating solutions, process heating solutions, temporary heating and lighting, filtration, transportation products, boilers, heating blankets, and temporary power products, and (ii) services, including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with our product sales are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee solutions consisting of products and services under which the related performance obligations are satisfied over time.
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
As mentioned above, we often agree to provide products and services under fixed-price contracts, including our turnkey solutions. These contracts require management to make significant estimates around the total costs to complete the work. Furthermore, under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from customer requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based. This may occur for various reasons, including changes in estimates or bidding, changes in availability and cost of labor and raw materials and unforeseen technical and logistical challenges, including managing our geographically widespread operations and use of third party subcontractors, suppliers and manufacturers in many countries. These variations and the risks inherent in our projects may result in reduced profitability or losses. Refer to Note 5, "Revenue from Contracts with Customers" for further information.
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
We are also required to determine the fair value of stock-based awards at the grant date. For option awards that are subject to service conditions and/or performance conditions, we estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. Some of our option grants and awards included a market condition for which we used a Monte Carlo pricing model to establish grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted. Refer to Note 16, "Stock-Based Compensation" for more information.
Warranties
The Company offers a standard warranty on product sales. Specifically, we will repair or replace any defective product within one year from the date of purchase. Warranties on projects are negotiated individually, are typically one year in duration, and may include the cost of labor to repair or replace products. Factors that affect the Company's warranty liability include the amount of sales, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Research and Development
Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income. Research and development expenses include salaries, direct material costs incurred, plus building and other overhead expenses. The amounts expensed for fiscal 2024, 2023 and 2022 were $9,799, $10,568 and $6,436, respectively.
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
Foreign Currency Transactions and Translation
Exchange rate gains and losses that result from foreign currency transactions are recognized in income as they are realized. For the Company's non-U.S. dollar functional currency subsidiaries, assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Income and expense items are translated at weighted average exchange rates prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.
Correction of immaterial errors
During fiscal 2024, we identified an immaterial error in our Segment Information footnote disclosures relating to income/(loss) from operations and total assets in our fiscal 2023 Form 10-K. We understated our income from operations in our Europe, Middle East, and Africa ("EMEA") segment, while simultaneously overstating the same for our US-LAM segment. The consolidated amount was accurate and agreed to our statement of operations and comprehensive income. Further, in our fiscal 2023 Form 10-K, we understated our total assets in our US-LAM segment, while simultaneously overstating our total assets in our Canada, EMEA, and Asia-Pacific ("APAC") segments. The consolidated amounts were accurate and agreed to our consolidated balance sheets. No error was made in our consolidated results, including sales, net income, earnings per share, cash flows, assets or any adjusted non-GAAP amounts related to the foregoing. As a result, we employed an objective approach to the total mix of information, and we thoroughly considered the factors as if we were a reasonable investor, in accordance with SAB 99 guidance. We considered all relevant facts and circumstances, both quantitative and qualitative.
We believe the errors were not material to any one quarterly or annual period. Accordingly, we have corrected the errors in this Annual Report on Form 10-K as follows for the periods presented in this report:

Income/(Loss) from Operations:	Year ended March 31, 2023
	As reported	Adjustments	As corrected
United States and Latin America	$38,808	$(8,093)	$30,715
Canada	36,173	—	36,173
Europe, Middle East and Africa	(17,488)	8,093	(9,395)
Asia-Pacific	5,431	—	5,431
Unallocated:
Public company costs	(1,780)	—	(1,780)
Stock compensation	(5,954)	—	(5,954)
	$55,190	$—	$55,190

Total Assets	March 31, 2023
	as reported	Adjustments	as corrected
United States and Latin America	$270,404	$14,330	$284,734
Canada	287,221	(10,125)	277,096
Europe, Middle East and Africa	57,680	—	57,680
Asia-Pacific	34,324	(4,205)	30,119
	$649,629	$—	$649,629
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
Business Combinations - In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). This update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. The ASU is effective for all public business entities in annual and interim periods starting after December 15, 2022 and early adoption is permitted. We adopted this standard in the current fiscal year. Refer to Note 2, "Acquisitions," for more information.

2. Acquisitions
Vapor Power
On January 2, 2024, we announced our acquisition (the "Vapor Power Acquisition") of 100% of the issued and outstanding equity interests of Vapor Power International, LLC and its affiliates (“Vapor Power”), a leading provider of high-quality industrial process heating solutions, including electric, electrode and gas fired boilers. The acquisition was consummated on December 29, 2023 (the "Vapor Power Acquisition Date") and the seller was Stone Pointe, LLC. We have integrated Vapor Power into our US-LAM reportable segment. Vapor Power contributed $10,931 in sales and $698 in net income to our consolidated operating results.
The total purchase price for Vapor Power was $107,523, inclusive of cash acquired of $7,051, for a net closing purchase price of $100,472. The total purchase price is based on customary adjustments for cash acquired, preliminary working capital adjustments, outstanding indebtedness, and transaction expenses. Approximately $5,043 was paid to extinguish Vapor Power indebtedness present just before the acquisition, which we did not legally assume or acquire. The Vapor Power Acquisition was funded with cash on hand, borrowings under our existing revolving credit facility, and an increased term loan, which was amended on December 29, 2023 in connection with the acquisition.
Acquisition Costs
In accordance with GAAP, costs to complete an acquisition are expensed as incurred. Total acquisition costs recognized in the Vapor Power Acquisition were approximately $1,527, all recognized in fiscal 2024. These fees represent legal, advisory, and other professional fees paid by the Company to complete the acquisition and are reflected in "Selling, general and administrative expenses" in our consolidated statement of operations and comprehensive income.
Preliminary Purchase Price Allocation
We have accounted for the Vapor Power Acquisition according to the business combinations guidance found in ASC 805, Business Combinations, henceforth referred to as acquisition accounting. We used primarily Level 2 and 3 inputs to allocate the purchase price to the major categories of assets and liabilities shown below. For valuing the customer-related intangible assets, we used a common income-based approach called the multi-period excess earnings method; for the marketing-related and developed technology intangible assets, we used a relief-from-royalty method. The carrying values of inventories and property, plant, and equipment, and leases were adjusted to fair value, while the carrying value of any other assets and liabilities acquired approximated the respective fair value at time of closing.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the Vapor Power Acquisition Date) as additional information concerning final asset and liability valuations is obtained. We are still evaluating certain current assets and current liabilities, such as accounts receivable and current liabilities, and some provisional amounts are subject to change. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Vapor Power Acquisition Date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of any measurement period adjustments to the estimated fair values will be reflected in future updates to our purchase price allocation. Goodwill will be deductible for tax purposes and generally represents expected synergies from the combination of efforts of the acquired business and the Company.

Preliminary Purchase Price Allocation
	Amortization Period (years)	Fair Value
Cash		$7,051
Accounts receivable		8,683
Inventories		8,980
Other assets		1,693
Property, plant and equipment		2,576
Operating lease right-of-use assets		2,700
Intangible assets:
Customer relationships(1)	2 - 15	22,953
Trademarks	10	7,879
Developed technology	15	13,689
Goodwill		51,750
Total fair value of assets acquired		$127,954
Current liabilities		(17,882)
Operating lease liability		(2,549)
Total fair value of liabilities acquired		$(20,431)
Total purchase price		$107,523
(1) Included in the customer relationships intangible assets is $4,407 related to customer backlog with an estimated useful life of 2 years.
Powerblanket
On May 31, 2022 (the "Powerblanket Acquisition Date"), Thermon Holding Corp., as buyer, acquired 100% of the issued and outstanding equity interests of Flatwork Technologies LLC, GreenHeat IP Holdings, LLC, Heat Authority, LLC, and Warmguard, LLC (collectively, “Powerblanket”) from Glacier Capital LLC, as seller (the "Powerblanket Acquisition"). Powerblanket is a North American supplier of heated blankets built upon patented heat spreading technology. The Acquisition increases our exposure to growing industrial and commercial end-markets through its freeze protection, temperature control and flow assurance solutions. We have integrated Powerblanket into our US-LAM reportable segment. From the period May 31, 2022 to March 31, 2023, Powerblanket contributed $17,144 in sales and $1,512 in net income to our consolidated operating results.
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
Acquisition Costs
In accordance with GAAP, costs incurred to complete an acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees were $278, of which $126 were recognized in fiscal 2023 with the balance recognized in fiscal 2022. No costs related to the Powerblanket Acquisition have been recognized in fiscal 2024. Acquisition costs are reflected in "Selling, general and administrative expenses" in our condensed consolidated statement of operations and comprehensive income.
Purchase Price Allocation
We have accounted for the Powerblanket Acquisition utilizing acquisition accounting. We used Level 2 and 3 inputs to allocate the purchase price to the major categories of assets and liabilities shown below. For valuing the customer relationships intangible asset, we used a common income-based approach called the multi-period excess earnings method; for the trademarks and developed technology intangible assets, we used a relief-from-royalty method; and for the contract-based intangible asset, we used the with and without method. The carrying values of the assets and liabilities shown below approximated their respective fair values at the time of closing.

Purchase Price Allocation
	Amortization Period (years)	Fair Value
Accounts receivable		$1,267
Inventories		3,545
Property, plant and equipment		391
Other current assets		290
Other non-current assets		954
Intangibles:
Customer relationships	9.8	3,301
Trademarks	9.8	3,397
Contract-based	5.0	1,280
Developed technology	15.8	5,189
Goodwill		18,620
Total fair value of assets acquired		$38,234
Current liabilities		(1,735)
Other liabilities		(1,200)
Total fair value of liabilities acquired		$(2,935)
Total purchase price		$35,299
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that both acquisitions mentioned above occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Vapor Power Acquisition and Powerblanket Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of transaction related costs for the Vapor Power Acquisition totaling $6,346, $867, and $867 in the fiscal years ended March 31, 2024, 2023, and 2022, respectively. Also, the pro forma results presented below are adjusted for the removal of transaction related costs for the Powerblanket Acquisition totaling $126 in fiscal 2023 and $152 in fiscal 2022.

in thousands, unaudited	Twelve Months Ended March 31, 2024	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2022
Sales	$534,997	$479,138	$404,852
Net income	58,228	39,833	28,505

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2024 and 2023, no assets or liabilities were valued using Level 3 criteria, except as described in Note 2, "Acquisitions."

    Information about our financial assets and liabilities measured at fair value are as follows (our outstanding principal amount of the senior secured facility is reported at carrying value):

	March 31, 2024		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets
Deferred compensation plan assets	$8,384	$8,384	$6,350	$6,350	Level 1 - Market Approach
Foreign currency contract forwards assets	7	7	60	60	Level 2 - Market Approach
Financial Liabilities
Outstanding principal amount of senior secured credit facility	$167,500	$167,081	$98,361	$98,115	Level 2 - Market Approach
Deferred compensation plan liabilities	7,574	7,574	5,671	5,671	Level 1 - Market Approach
Foreign currency contract forwards liabilities	23	23	26	26	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$5,000	$5,000	$14,500	$14,500	Level 2 - Market Approach
Long-term Debt
At March 31, 2024 and 2023, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
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
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815 Derivatives and Hedging. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2024 and 2023, the notional amounts of forward contracts as well as the related fair values were as follows:

	March 31, 2024	March 31, 2023
Canadian Dollar	2,500	4,500
South Korean Won	—	1,500
Mexican Peso	3,000	—
Australian Dollar	500	—
British Pound Sterling	1,000	500
Chinese Renminbi	—	500
Total notional amounts	$7,000	$7,000

    Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were gains/(losses) of $243, $(743) and $(1,586) for fiscal 2024, 2023 and 2022, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. The Company realized net foreign currency gains/(losses) of $(205), $(100), and $(1,937) for fiscal 2024, 2023, and 2022, respectively. Foreign currency gains and losses are recorded within other expense/(income) in our consolidated statements of operations and comprehensive income.
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
    We lease temporary power products produced by our Thermon Power Solutions Inc. (“TPS”) division to our customers on a short-term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. In fiscal 2024, we recognized revenue of $8,674 related to our rental business, which we include within our over time revenue for disaggregation purposes.
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our United States and Latin America operations. Our EMEA operations and APAC operations have limited borrowing needs and rely on cash from operations. However, the U.S. operating subsidiary can make intercompany loans if necessary from its available credit capacity given the more preferential rates available to our U.S. operating subsidiary and the ease with which funds can be drawn from the debt facilities already established within the U.S. With this in mind, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. The Company used incremental borrowing rates as of April 1, 2019 for operating leases that commenced prior to April 1, 2019 to establish the lease liabilities. For operating leases that commenced subsequent to April 1, 2019 and during the fiscal year ended March 31, 2024, rates applicable at or close to the time of the inception of the lease were used to establish the new lease liabilities.

Lease Term and Discount Rate	March 31, 2024	March 31, 2023
Weighted average remaining lease term
Operating	5.3	5.9
Finance	3.9	1.5

Weighted average discount rate
Operating	4.26%	4.19%
Finance	7.56%	6.13%
Supplemental balance sheet information related to leases was as follows:

Assets	Classification	March 31, 2024	March 31, 2023
Operating	Operating lease right-of-use assets	$13,613	$13,570
Finance	Property, plant and equipment	437	131
Total right-of-use assets		$14,050	$13,701

Liabilities
Current
Operating	Lease liabilities	$3,136	$3,258
Finance	Lease liabilities	137	106
Non-current
Operating	Non-current lease liabilities	12,313	12,427
Finance	Non-current lease liabilities	322	52
Total lease liabilities		$15,908	$15,843
Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Year-Ended March 31, 2024	Year-Ended March 31, 2023	Year-Ended March 31, 2022
Operating lease expense	Selling, general, and administrative expenses	$3,953	$4,382	$4,164

Finance lease expense:
Amortization of ROU assets	Selling, general, and administrative expenses	149	134	166
Interest expense on finance lease liabilities	Interest expense	28	15	27

Short-term lease expense	Selling, general, and administrative expenses	2	250	248
Net lease expense		$4,132	$4,781	$4,605
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Year-Ended March 31, 2024	Year-Ended March 31, 2023	Year-Ended March 31, 2022
Operating cash used for operating leases	$4,231	$4,603	$4,538
Operating cash flows used for finance leases	149	12	27
Financing cash flows used for finance leases	28	142	155
Future lease payments under non-cancellable leases as of March 31, 2024 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending March 31,
2025	$4,059	$173
2026	3,293	120
2027	2,907	118
2028	2,240	117
2029	1,795	24
Thereafter	2,466	—
Total lease payments	$16,760	$552
Less imputed interest	(1,311)	(93)
Total lease liability	$15,449	$459

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
    Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 60.8%, 62.9% and 60.4% of revenue for the fiscal year ended March 31, 2024, 2023, and 2022, respectively.
    Our revenues that are recognized over time include generally (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex engineered solutions. Revenue from products and services transferred to customers over time accounted for approximately 39.2%, 37.1% and 39.6% of revenue for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
    For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.
    Our engineered solutions, or fixed fee projects, offer our customers a comprehensive solution that can include engineering, design, installation, commissioning, and/or acceptance testing. Engineered solutions may also include project planning, product supply, system integration, and ongoing maintenance. Engineered solutions containing multiple deliverables are considered a combined performance obligation as they provide a comprehensive solution to the customer. Revenue is recognized over-time as work progresses for engineered solutions constructed at a customer’s site that create or enhance an asset controlled by the customer. For engineered solutions constructed at the Company’s facilities, revenue is recognized over-time when an asset is created without an alternative use and the contract contains an enforceable right to payment for work completed to date. When engineered solutions create an asset with an alternative use or the Company does not have an enforceable right to payment, revenue is recognized at a point-in-time when control of the asset is transferred to the customer.
For revenue recognized over-time under fixed fee contracts, we measure the costs incurred that contribute towards the satisfaction of our performance obligation as a percentage of the total cost of production (the “cost-to-cost method”), and we recognize a proportionate amount of contract revenue, as the cost-to-cost method appropriately depicts performance towards satisfaction of the performance obligation. Changes to the original cost amount may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profits are adjusted using the cumulative catch-up method for revisions in estimated contract costs. Reviews of estimates have not generally resulted in significant adjustments to our results of operations.

    We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. At March 31, 2024, our open performance obligations with original expected duration of one year or more totaled $11,143. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months.
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
The Company has elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when the Company transfers a promised good or service to a customer, and when the customer pays for that good or service, will be one year or less. Thus, the Company may not consider an advance payment to be a significant financing component, if it is received less than one year before product completion.
    The Company has elected to exclude all sales and other similar taxes from the transaction price. Accordingly, the Company presents all collections from customers for sales and other similar taxes on a net basis, rather than having to assess whether the Company is acting as an agent or a principal in each taxing jurisdiction.
Contract Assets and Liabilities
    Contract assets and liabilities are presented on our consolidated balance sheets. Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. In addition, contract assets contain labor and material costs incurred under our time and material service contracts that have not been billed to the customer. Contract liabilities represent deferred revenue from advanced customer payments or billings in excess of costs incurred or revenue earned. The Company invoices customers pursuant to the terms of their related contract. Invoiced amounts are applied to individual contracts and an associated amount is either classified as a contract asset or contract liability depending on whether the revenue associated with the amounts billed had been earned (contract asset) or not (contract liability).
    As of March 31, 2024 and 2023, contract assets were $16,690 and $16,272, respectively. There were no impairment losses recognized on our contract assets for the year ended March 31, 2024, 2023, or 2022. As of March 31, 2024 and 2023, contract liabilities were $20,531 and $8,483, respectively. Substantially all contract liabilities at March 31, 2023 were recognized in revenue as of March 31, 2024.
Disaggregation of Revenue
    We disaggregate our revenue from contracts with customers by geographic location as well as revenue recognized at a point-in-time and revenues recognized over time, as we believe these best depict the nature of our sales and the regions in which those sales are earned and managed.
Revenue recognized at a point-in-time occurs based on when control transitions to the customer and is generally related to our product sales. Moreover, point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of service to the customer.
    Disaggregation of revenues from contracts with customers for fiscal 2024, 2023 and 2022 are as follows:

	Fiscal Year Ended March 31, 2024
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$146,967	$109,326	$256,293
Canada	101,351	53,968	155,319
Europe, Middle East and Africa	26,581	18,720	45,301
Asia-Pacific	25,707	12,009	37,716
Total revenues	$300,606	$194,023	$494,629

	Fiscal Year Ended March 31, 2023
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$116,924	$92,230	$209,154
Canada	116,112	37,855	153,967
Europe, Middle East and Africa	23,483	19,676	43,159
Asia-Pacific	20,780	13,530	34,310
Total revenues	$277,299	$163,291	$440,590

	Fiscal Year Ended March 31, 2022
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$75,115	$79,072	$154,187
Canada	92,071	23,371	115,442
Europe, Middle East and Africa	27,306	27,431	54,737
Asia-Pacific	20,317	10,991	31,308
Total revenues	$214,809	$140,865	$355,674
6. Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes options and both restricted and performance stock units, is computed using the treasury stock method. With regard to the performance stock units, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that the performance target will not be met.
The reconciliations of the denominators used to calculate basic net income per common share and diluted net income per common share for fiscal 2024, 2023, and 2022, respectively, is as follows:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
Basic net income per common share
Net income	$51,588	$33,666	$20,092
Weighted-average common shares outstanding	33,670,861	33,468,632	33,308,045
Basic net income per common share	$1.53	$1.01	$0.60

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
Diluted net income per common share
Net income	$51,588	$33,666	$20,092
Weighted-average common shares outstanding	33,670,861	33,468,632	33,308,045
Common share equivalents:
Stock options issued	29,295	7,512	2,231
Restricted and performance stock units issued	366,831	269,792	204,285
Weighted average shares outstanding – dilutive	34,066,987	33,745,936	33,514,561
Diluted net income per common share	$1.51	$1.00	$0.60
For the year ended March 31, 2024, 2023, and 2022, 4,706, 53,911 and 110,923 equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.
Share Repurchase Program
On March 15, 2024, we announced the authorization of a share repurchase program by the Company’s board of directors of up to $50,000 of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases (the "Repurchase Program"). The Repurchase Program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares under the current repurchase program may be purchased through open market or privately negotiated transactions at the discretion of management, including through the use of trading plans intended to qualify under Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During fiscal 2024, we purchased 8,018 shares at a weighted average price of $31.20. At March 31, 2024, $49,750 remained authorized under the repurchase program. We record shares of common stock repurchased at cost in treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
7. Inventories
    Inventories consisted of the following:

	March 31,
	2024	2023
Raw materials	$58,197	$53,845
Work in process	5,339	5,338
Finished goods	26,552	29,511
	90,088	88,694
Valuation reserves	(3,767)	(6,562)
Inventories, net	$86,321	$82,132
     The following table summarizes the annual changes in our valuation reserve accounts:

Balance as of March 31, 2022	$1,835
Additions in reserve(1)	5,535
Charged to reserve	(808)
Balance as of March 31, 2023	6,562
Additions in reserve	1,364
Charged to reserve(2)	(4,159)
Balance as of March 31, 2024	$3,767
(1) - We increased our valuation reserve in connection with the Russia Exit by $4,325 in fiscal 2023.
(2) - Once we completed the Russia Exit, we released the reserve related to our Russian entity of $3,327. Refer to Note 14, "Restructuring and Other Charges/(Income)" for more information.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31,
	2024	2023
Land, buildings and improvements	$57,514	$55,456
Machinery and equipment	57,892	48,912
Office furniture and equipment	19,239	18,164
Internally developed software	5,069	5,069
Construction in progress	2,043	3,137
Property, plant and equipment at cost	141,757	130,738
Accumulated depreciation	(73,422)	(67,450)
Property, plant and equipment, net	$68,335	$63,288

Depreciation expense was $8,679, $9,784 and $11,415, in fiscal 2024, 2023, and 2022, respectively.
Included within depreciation expense was amortization of internally developed software of $226, $334, and $346, in fiscal 2024, 2023 and 2022, respectively.

9. Goodwill and Other Intangible Assets
The carrying amount of goodwill for all reporting segments as of March 31, 2024, 2023 and 2022 is as follows:

	US-LAM	Canada	EMEA	APAC	Total
Balance as of March 31, 2022	$62,725	$122,318	$19,087	$8,624	$212,754
Goodwill acquired(1)	18,620	—	—	—	18,620
Foreign currency translation impact	—	(9,373)	(408)	(1,981)	(11,762)
Balance as of March 31, 2023	$81,345	$112,945	$18,679	$6,643	$219,612
Goodwill acquired(1)	51,750	—	—	—	51,750
Foreign currency translation impact	—	(99)	(147)	(330)	(576)
Balance as of March 31, 2024	$133,095	$112,846	$18,532	$6,313	$270,786
(1) - Refer to Note 2, "Acquisitions" for more information.
    Our total intangible assets at March 31, 2024, and 2023 consisted of the following:

	Gross Carrying Amount at March 31, 2024	Accumulated Amortization	Net Carrying Amount at March 31, 2024	Gross Carrying Amount at March 31, 2023	Accumulated Amortization	Net Carrying Amount at March 31, 2023
Products	$61,505	$(39,466)	$22,039	$61,560	$(33,344)	$28,216
Trademarks	54,158	(2,650)	51,508	47,427	(2,031)	45,396
Developed technology	28,288	(7,372)	20,916	14,862	(6,520)	8,342
Customer relationships	136,088	(104,699)	31,389	113,259	(102,743)	10,516
Certifications	429	—	429	441	—	441
Other	1,280	(469)	811	1,280	(221)	1,059
Total	$281,748	$(154,656)	$127,092	$238,829	$(144,859)	$93,970
Products intangible assets have an estimated useful life of 10 years. Some trademarks and certifications have indefinite lives and some have useful lives of 8 years to 10 years. Developed technology have estimated useful lives of 15 years to 20 years. Customer relationships intangibles have useful lives of 2 years to 17 years. The other category of intangibles has an estimated useful life of 5 years. The weighted average useful life for the definite-lived intangibles is 13 years.
Intangible assets held in non-U.S. entities are valued in foreign currencies; accordingly, changes in indefinite life intangible assets, such as certifications, at March 31, 2024 and 2023 were the result of foreign currency translation adjustments. Foreign currency translation adjustments also impacted finite life intangible assets held in non-U.S. entities.
The Company recorded amortization expense of $10,158, $9,447, and $8,790 in fiscal 2024, 2023 and 2022, respectively for intangible assets. Annual amortization of intangible assets for the next five fiscal years and thereafter will approximate the following:

2025	$13,658
2026	13,107
2027	11,454
2028	8,679
2029	5,048
Thereafter	33,730
Total	$85,676
10. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2024	March 31, 2023
Accrued employee compensation and related expenses	$17,319	$17,709
Accrued interest	494	414
Warranty reserve	978	758
Professional fees	2,912	2,696
Sales tax payable	3,564	4,301
Accrued litigation payable(1)	1,356	5,880
Other	5,001	7,606
Total accrued current liabilities	$31,624	$39,364
(1) - The Company has insurance receivables relating to and materially offsetting the accrued litigation payable recorded in fiscal 2023 and partially released in 2024.
11. Short-Term Revolving Credit Facilities
    Under the Company’s senior secured revolving credit facility described below in Note 12, “Long-Term Debt,” the Company had $5,000 outstanding borrowings at March 31, 2024, and $14,500 outstanding borrowings at March 31, 2023. The short-term classification of the revolving credit facility is based on our intent to repay the borrowings thereunder within the next twelve months.
12. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2024	March 31, 2023
U.S. Term Loan due September 2026, net of deferred debt issuance costs of $226 and $335 as of March 31, 2024, and March 31, 2023, respectively	$67,274	$73,165
Canadian Term Loan due September 2026, net of deferred debt issuance costs of zero and $94 as of March 31, 2024, and March 31, 2023, respectively	—	24,767
2023 Incremental U.S. Term Loan due September 2026, net of deferred debt issuance costs of $692 and zero as of March 31, 2024, and March 31, 2023, respectively	99,308	—
Less current portion	(14,625)	(10,222)
Total	$151,957	$87,710
Senior Secured Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc. as a credit party and a guarantor, Thermon Holding Corp. (the “U.S. Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the U.S. Borrower, the “Borrowers”), entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with several banks and other financial institutions or entities from time to time (the "Lenders") and JPMorgan Chase Bank, N.A., as Administrative Agent, ("the Agent") which was further amended on November 19, 2021, and March 7, 2023.

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
The Amendment provides for, among other things, changes to the Credit Agreement to (a) provide the U.S. Borrower with a new incremental term loan facility as further described below (the “2023 Incremental U.S. Term Loan Facility”), (b) reset the accordion feature in the Credit Agreement for the incurrence of additional incremental term loans and incremental revolving commitments to an amount not to exceed USD $100,000, (c) permit the Canadian Borrower to borrow under the existing Revolving Credit Facility in Canadian dollars, (d) permit Letters of Credit to be issued for the account of the Canadian Borrower, (e) replace the Canadian Dollar Offered Rate with the Canadian Overnight Repo Rate Average as the benchmark rate applicable to Term Benchmark Loans denominated in Canadian dollars and implementing corresponding technical changes, and (f) expand the definitions of “Specified Cash Management Agreement” and “Specified Swap Agreement” to provide for the inclusion of obligations arising under Swap Agreements and cash management agreements between any subsidiary of the U.S. Borrower to be included in the Obligations that are secured and guaranteed under the Loan Documents.
Certain principal terms of the 2023 Incremental U.S. Term Loan Facility are as follows:
•A USD $100,000 secured term loan A made available to the U.S. Borrower on substantially the same terms as the existing U.S. Term A Loans (as defined in the Credit Agreement), but with a pricing increase across the grid of 0.375% above the pricing applicable to the existing U.S. Term A Loans.
•Loans made to the U.S. Borrower under the 2023 Incremental U.S. Term Loan Facility (the “2023 Incremental U.S. Term Loans”) shall rank pari passu in right of payment and security with the existing U.S. Term A Loans and shall be secured and guaranteed under the Loan Documents on a pro rata basis with the existing U.S. Term A Loans.
•The 2023 Incremental U.S. Term Loans shall mature on September 29, 2026 (same as the existing U.S. Term A Loans) and shall amortize with required principal payments due on the first day of each fiscal quarter (commencing with the fiscal quarter commencing on April 1, 2024) with the same percentage of principal being due on each payment date as the percentage of principal of the existing U.S. Term A Loans due on such date.
•Proceeds of the 2023 Incremental U.S. Term Loans were used at the closing of the transactions contemplated by the Amendment to (a) finance the Vapor Power Acquisition, (b) refinance certain indebtedness of Vapor Power, and (c) pay fees and expenses incurred by the U.S. Borrower in connection with the foregoing.
The Amendment also provides for certain conforming changes relating to the expanded definitions of Specified Cash Management Agreement and Specified Swap Agreement in the Credit Agreement to (x) the Guarantee and Collateral Agreement, dated as of October 30, 2017, by and among the Company, the U.S. Borrower and the Agent (the “U.S. Security Agreement”) and (y) the Canadian Guarantee and Collateral Agreement, dated as of October 30, 2017, by and between the Canadian Borrower and the Agent (the “Canadian Security Agreement”, and together with the U.S. Security Agreement, the “Security Agreements”), and also provides for changes in each Security Agreement to the waterfall for application of proceeds of collateral set forth therein so that Obligations (as defined in such Security Agreement) arising under Specified Cash Management Agreements and Specified Swap Agreements (other than indemnities, fees and similar obligations and liabilities) are paid pro rata with principal Obligations arising under Loans, Reimbursement Obligations and the cash collateralization of Letters of Credit (each as defined in such Security Agreement).

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.4 on this annual report on Form 10-K and incorporated herein by reference.
Maturity and Repayment
Each of the facilities, including the 2023 Incremental U.S. Term Loan Facility, terminates on September 29, 2026. Each of the Term Loans will amortize as set forth in the table below, with payments on the first day of each January, April, July and October, with the balance of each Term Loan Facility due at maturity.

Payment Schedule	Original Principal Amount
January 1, 2023 through October 1, 2024	1.88%
January 1, 2025 through July 1, 2026	2.50%
Guarantees
The U.S. Term Loan, the 2023 Incremental U.S. Term Loan Facility, and the obligations of the U.S. Borrower under the Revolving Credit Facility are guaranteed by the Company and all of the U.S. Borrower’s current and future wholly owned domestic material subsidiaries (the “U.S. Subsidiary Guarantors”), subject to certain exceptions.
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
Under the applicable Facilities, the margin for base rate loans and Canadian prime rate loans is 62.5 basis points and the applicable margin for SOFR loans; provided that, following the completion of one full fiscal quarter after the closing date, the applicable margins will be determined based on a leverage-based performance grid.
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
Debt Issuance Costs
The Company capitalizes and defers the costs associated with establishing our debt and financing arrangements. These costs are amortized as interest expense over the life of the loan or related financing. Additionally, for any unscheduled principal payments the Company will record incremental deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2024, 2023 and 2022 were $489, $317 and $596, respectively.
We incurred fees to third parties in connection with our entry into the agreements described above. In fiscal 2024, in connection with the 2023 Incremental U.S. Term Loan Facility, we incurred $759 in debt issuance costs. In fiscal 2022, in connection with the Amendment in that fiscal year, we recognized debt issuance costs of $1,265. These costs were capitalized and will be amortized over the life of the agreements using the effective interest method. Additionally, we recognized a loss on debt extinguishment of $2,569 in fiscal 2022, which was recorded to other income/(expense) on our consolidated statements of operations and comprehensive income.
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of March 31, 2024, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
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
    At March 31, 2024, we had $92,740 of available borrowing capacity after taking into account amounts drawn under the Revolving Credit Facility and outstanding letters of credit totaling $7,260. The term loans bear interest at the SOFR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on March 31, 2024 were 7.18% for the 2023 Incremental U.S. Term Loan Facility, 7.05% for the U.S. Term Loan Facility, and 7.06% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our consolidated statements of operations and comprehensive income.

Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2025	$14,625
2026	18,000
2027	134,875
Total	$167,500
13. Employee Benefits
The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet predefined service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 10% of each eligible employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $3,611, $3,180, and $2,708 in fiscal 2024, 2023, and 2022, respectively.
The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain sales, profitability, and safety objectives. From time to time, the compensation committee of the Board of Directors, at its sole discretion, can add additional amounts to the overall incentive pay achieved. The Company recorded approximately $6,205, $9,668, and $7,258 for incentive compensation earned and other discretionary amounts in fiscal 2024, 2023, and 2022, respectively.
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the consolidated balance sheets at March 31, 2024 and 2023 were $8,384 and $6,350, respectively, of deferred compensation plan assets held by the Company. The Company has a corresponding liability to participants of $7,574 and $5,671 included in “Other non-current liabilities” in the consolidated balance sheet at March 31, 2024 and 2023, respectively. Deferred compensation plan expense/(income) was $1,231, $(208), and $283 for the years ended March 31, 2024, 2023, and 2022 respectively, and is presented as such in our consolidated statements of operations and comprehensive income. Expenses and income from our deferred compensation plan were mostly offset by unrealized gains and losses for the deferred compensation plan included in other income/(expense) on our consolidated statements of operations and comprehensive income. Our unrealized (gains)/losses on investments were $(1,290), $154, and $(285) for the year ended March 31, 2024, 2023, and 2022, respectively.
14. Restructuring and Other Charges/(Income)
On January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. As of the end of fiscal 2024, we have completed the Russia Exit with a final sale price of $1,041. In connection with the Russia Exit, we recognized total net charges of $984 in fiscal 2024.
In fiscal 2023, we moved the Russian subsidiary and its related assets and liabilities into an Assets Held-for-Sale asset group. Therefore, according to ASC 205, Presentation of Financial Statements, we marked down the asset group to its fair value less cost to sell. In fiscal 2023, we recorded the following charges:

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
During fiscal 2022, we recorded $(103) for severance-related activity in our Canadian segment which was recorded to "Restructuring and other charges/(income)" in our consolidated statements of operations and comprehensive income. Additionally, we recorded $(311) in cash receipts related to receivables existing prior to the sale of our South Africa business, which was completed in fiscal 2021.
Restructuring and other charges/(income) by reportable segment were as follows:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
United States and Latin America	$—	$—	$(46)
Canada	—	—	(186)
Europe, Middle East and Africa	984	3,693	(182)
Asia-Pacific	—	—	—
	$984	$3,693	$(414)
15. Commitments and Contingencies
Letters of Credit, Bank Guarantees, and Other Commitments
At March 31, 2024, and 2023, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $13,258 and $30,753 as of March 31, 2024, and 2023, respectively. Of this amount, $518 and $1,211 is secured by cash deposits at the Company's financial institutions at March 31, 2024, and 2023, respectively, and an additional $2,260 and $1,847, respectively, represents a reduction of the available amount of the Company's short term and long-term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2024 and 2023, was approximately $1,800 and $2,859, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. In addition to the $13,258 and $30,753 above, our Indian subsidiary also has $4,355 and $4,418 in non-collateralized customs bonds outstanding at March 31, 2024 and 2023, respectively, to secure the Company's customs and duties obligations in India.

    The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $4,018, $1,332, and $2,498 in fiscal 2024, 2023, 2022, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2025	$6,681
2026	1,026
Total	$7,707
Changes in the Company's warranty reserve are as follows:

Balance at March 31, 2021	$250
Reserve for warranties issued during the period	605
Settlements made during the period	(298)
Balance at March 31, 2022	$557
Reserve for warranties issued during the period	607
Settlements made during the period	(406)
Balance at March 31, 2023	$758
Reserve for warranties issued during the period	1,150
Settlements made during the period	(930)
Balance at March 31, 2024	$978
Legal Proceedings
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2024, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
In January 2020, the Company received service of process in a class action application in the Superior Court of Quebec, Montreal, Canada related to certain heating elements previously manufactured by Thermon Heating Systems and incorporated into certain portable construction heaters sold by certain manufacturers. The Company has reached an agreement with the plaintiff and other defendants to resolve this matter without admitting to any liability, and we recently obtained approval of the same by the Superior Court. The settlement did not have a material impact on the Company’s consolidated financial position or results of operations and will be paid with no material impact to the Company's cash flows.
16. Stock-Based Compensation
The Board of Directors has adopted and the stockholders have approved three stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans ("2010 Plan") was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the Board of Directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP made available 2,893,341 shares of the Company's common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractor's compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan, the 2011 LTIP, and the 2020 LTIP are referred to as the "Stock Plans." Accordingly, the vesting of restricted stock units and performance stock units and the exercise of stock options result in the issuance of additional new shares of the Company's stock. For fiscal 2024, 2023, and 2022, we recorded stock-based compensation of $5,754, $5,954, and $3,803, respectively.
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

Stock Options
A summary of stock option activity under our Stock Plans for fiscal 2024, 2023, and 2022 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2021	111,401	$16.53
Exercised	(8,100)	12.00
Forfeited	(9,742)	14.28
Expired	(4,322)	$16.30
Balance at March 31, 2022	89,237	$17.20
Expired	(14,871)	21.52
Balance at March 31, 2023	74,366	$16.33
Balance at March 31, 2024	74,366	$16.33
For fiscal 2024, 2023, and 2022, the intrinsic value of stock option exercises was zero, zero, and $60, respectively. As of March 31, 2024, there was no unrecognized expense related to unvested stock option awards.
The following table summarizes information about stock options outstanding as of March 31, 2024:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2024	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2024
$14.28	45,867	6.2	$14.28	$845,787	45,867	6.2	$14.28	$845,787
$19.64	28,499	2.8	19.64	372,767	28,499	2.8	19.64	372,767
$14.28 - $19.64	74,366	4.9	$16.33	$1,218,554	74,366	4.9	$16.33	$1,218,554
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $32.72 as of the last business day in the fiscal year ended March 31, 2024, which would have been received by the option holders had all option holders exercised as of that date.
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
We established a plan to issue our directors awards of fully vested common stock in lieu of restricted stock awards. During fiscal 2024, 2023, and 2022 we issued 22,829, 38,137 and 32,136 fully vested common shares which had a total fair value of $695, $624, and $570 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2024, there were no outstanding restricted stock awards.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2024, 2023, and 2022.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2021	304,524	$12.96
Granted	139,242	17.62
Released	(125,089)	19.42
Forfeited	(24,524)	14.81
Balance of unvested units at March 31, 2022	294,153	$16.26
Granted	167,842	16.82
Released	(112,157)	17.56
Forfeited	(13,584)	15.83
Balance of unvested units at March 31, 2023	336,254	$16.12
Granted	135,963	23.26
Released	(176,813)	15.12
Forfeited	(3,590)	20.57
Balance of unvested units at March 31, 2024	291,814	$20.00
Based on our closing stock price of $32.72, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2024 was $9,539. Total unrecognized expense related to unvested restricted stock units was approximately $3,741 as of March 31, 2024. We anticipate this expense to be recognized over a weighted average period of approximately 1.0 year.
Performance Stock Units
During fiscal 2024, 2023, and 2022, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $2,277, $2,547 and $1,689, respectively. For the fiscal 2024 awards, the performance indicator for these awards is either the Company's Adjusted EBITDA or return on invested capital ("ROIC"). The target number of shares is 54,655 and 45,525 for the Adjusted EBITDA and ROIC awards, respectively. We have legacy awards which utilize the stock price indicator to measures our stock price relative to a predetermined peer group of companies with similar business characteristics as ours. Since the stock price indicator is market-based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market-based units will be expensed over three years, whether or not the market condition is met. For those awards utilizing an Adjusted EBITDA indicator or the ROIC indicator, a target is established for each of the next three years from the grant date. Since these are performance-based stock awards, the Company will make estimates of periodic expense until the performance is known and the expense for actual number of shares earned is determinable.
During fiscal 2024, the following performance was achieved: Adjusted EBITDA-based performance awards paid at approximately 82%, the stock price-related awards paid at 200%, and the ROIC-related awards were earned at approximately 160% to be paid at vesting.
During fiscal 2023, certain Adjusted EBITDA-based performance awards paid at 200% of their target based on the Company's performance during the fiscal year, and the stock price-related awards paid at 106% of their target.
During fiscal 2022, certain Adjusted EBITDA-based performance stock awards that were scheduled to vest did not meet the minimum Adjusted EBITDA indicator. Accordingly, 59,297 of previously outstanding performance stock units were forfeited during fiscal 2022.
For performance stock units, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarized the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2024.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2022	95,068	—	190,136
Fiscal 2023	135,479	—	270,958
Fiscal 2024	100,180	—	200,360
    In fiscal 2024, 2023 and 2022, the performance objectives for 141,608, 182,423 and 91,164 awards, respectively, were earned.
    At March 31, 2024, there was $2,368 in stock compensation that remained to be expensed related to performance stock units, which will be recognized over a period of 1.0 years.

17. Other Income/(Expense)
Other expense consisted of the following:

	Year-Ended March 31, 2024	Year-Ended March 31, 2023	Year-Ended March 31, 2022
Foreign currency transaction gain/(loss)	$243	$643	$(2,377)
Gain/(loss) on foreign exchange forwards	(447)	(743)	441
Gain/(loss) on investments from deferred compensation plan	1,290	(154)	285
Loss on debt extinguishment	—	—	(2,569)
Other income/(expense)	62	168	55
Total	$1,148	$(86)	$(4,165)

18. Income Taxes
Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
Current provision:
Federal provision	$5,643	$6,329	$634
Foreign provision	11,315	12,619	8,907
State provision	1,207	1,181	441
Deferred provision:
Federal deferred benefit	(329)	(2,648)	(231)
Foreign deferred benefit	(1,626)	(1,649)	(1,396)
State deferred benefit	(124)	(265)	(22)
Total provision for income taxes	$16,086	$15,567	$8,333
    Deferred income tax assets and liabilities were as follows:

	March 31,
	2024	2023
Deferred tax assets:
Accrued liabilities and reserves	$7,776	$6,868
Capitalized research and development costs	2,869	1,747
Foreign deferred benefits	1,326	1,250
Stock option compensation	899	802
Net operating loss carryforward	441	453
Inventories	773	584
Capitalized transaction costs	431	124
Tax credit carryforward	218	225
Unrealized gain on hedge	25	8
Valuation allowance	(201)	(238)
Total deferred tax assets	$14,557	$11,823
Deferred tax liabilities:
Intangible assets	$(5,916)	$(5,798)
Intangible and other - foreign	(10,121)	(11,728)
Property, plant and equipment	(5,994)	(4,813)
Prepaid expenses	(281)	(247)
Unrealized loss on hedge	—	—
Undistributed foreign earnings	(610)	(632)
Total deferred tax liabilities	$(22,922)	$(23,218)
Net deferred tax liability	$(8,365)	$(11,395)
The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic and foreign deferred tax assets, net of valuation allowance reserves.
    The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
U.S.	$28,065	$17,792	$4,240
Non-U.S.	39,609	31,441	24,185
Income from continuing operations	$67,674	$49,233	$28,425
The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
Notional U.S. federal income tax expense at statutory rate	$14,252	$10,339	$5,969
Adjustments to reconcile to the income tax provision:
Impact of U.S. global intangible taxes and benefits	(560)	(622)	(210)
Russian loss not benefited	207	2,768	—
Rate difference-international subsidiaries	482	1,602	1,223
Withholding on Canadian intercompany dividend	—	—	301
Impact on deferred tax liability for statutory rate change	—	—	74
Undistributed foreign earnings	371	(315)	713
U.S. state income tax provision, net	912	654	451
Charges/(benefits) related to uncertain tax positions	84	77	77
Non-deductible charges	741	421	150
Change in valuation allowance	(37)	10	34
Other, net	(366)	633	(449)
Provision for income taxes	$16,086	$15,567	$8,333
On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.
    Consistent with provisions allowed under the Tax Act, the net $4,007 calculated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019. At March 31, 2024, $911 of the Transition Tax liability is included in “Other non-current liabilities” in the consolidated balance sheets.
Given the Tax Act’s significant changes and the opportunities to repatriate cash tax free, we have reevaluated our current permanent reinvestment position. Accordingly, we no longer assert a permanent reinvestment position in most of our foreign subsidiaries, with the exception of Canada and expect to repatriate certain earnings which will be subject to withholding taxes. At March 31, 2024, we plan to repatriate all future earnings from Canada on a go-forward basis while leaving all historical earnings permanently reinvested. At March 31, 2024 we have accrued $836 as an additional deferred tax liability associated with the future repatriation of earnings from jurisdictions that withhold taxes on foreign paid dividends.
In connection with the strategic assessment related to our Russian subsidiary, the Company had losses that were primarily not benefited for tax during the year ended March 31, 2023. The net tax impact of the losses for the write-down of the Russian subsidiary was $2,768.
    As of March 31, 2024, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $1,740. Of this amount, $544 may be carried forward indefinitely. As of March 31, 2024, the tax years 2020 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.
    At March 31, 2024, reserves for uncertain tax position consisted of uncertain tax positions related to the final Transition Tax that we determined could be overturned if the calculations were examined by tax authorities. The reserves for the Transition Tax will remain subject to examination until January 2026. Accordingly, these reserves may be released within the next twelve months. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2024	Year Ended March 31, 2023
Beginning balance	$962	$885
Release of reserve	—	—
Interest and penalties on prior reserves	84	77
Reserve for uncertain income taxes - included in "Other non-current liabilities"	$1,046	$962
19. Segment Information

    We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) US-LAM, (ii) Canada, (iii) EMEA and (iv) APAC. Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, energy transition/decarbonization and general industries and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of corporate overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, income from operations, property, plant, and equipment, net of accumulated depreciation, and total assets classified by major geographic area in which the Company operates are as follows:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2022
Sales to External Customers:
United States and Latin America	$256,293	$209,154	$154,187
Canada	155,319	153,968	115,442
Europe, Middle East and Africa	45,301	43,157	54,737
Asia-Pacific	37,716	34,311	31,308
	$494,629	$440,590	$355,674
Inter-segment Sales:
United States and Latin America	$39,784	$42,657	$40,169
Canada	18,162	17,715	11,629
Europe, Middle East and Africa	1,371	1,409	1,683
Asia-Pacific	3,363	2,033	1,325
	$62,680	$63,814	$54,806
Depreciation Expense:
United States and Latin America	$4,616	$4,845	$5,729
Canada	3,706	4,423	5,117
Europe, Middle East and Africa	189	366	390
Asia-Pacific	168	150	179
	$8,679	$9,784	$11,415
Amortization of Intangibles:
United States and Latin America	$3,080	$2,175	$1,145
Canada	6,945	7,085	7,472
Europe, Middle East and Africa	87	84	94
Asia-Pacific	46	103	79
	$10,158	$9,447	$8,790
Income/(Loss) from Operations:
United States and Latin America	$33,987	$30,715	$9,699
Canada	36,366	36,173	22,913
Europe, Middle East and Africa	5,637	(9,395)	6,974
Asia-Pacific	7,023	5,431	4,559
Unallocated:
Public company costs	(1,888)	(1,780)	(1,937)
Stock compensation	(5,754)	(5,954)	(3,803)
	$75,371	$55,190	$38,405

	March 31, 2024	March 31, 2023
Property, Plant and Equipment, net:
United States and Latin America	$35,250	$31,918
Canada	29,923	28,369
Europe, Middle East and Africa	2,497	2,366
Asia-Pacific	665	635
	$68,335	$63,288
Total Assets:
United States and Latin America	$406,547	$284,734
Canada	265,318	277,096
Europe, Middle East and Africa	60,569	57,680
Asia-Pacific	35,306	30,119
	$767,740	$649,629

    At March 31, 2024 and 2023, non-current deferred tax assets of $13,016 and $10,363 respectively, were applicable to the U.S.
    Capital expenditures by geographic area were as follows:

	Year-Ended March 31, 2024	Year-Ended March 31, 2023	Year-Ended March 31, 2022
Capital Expenditures:
United States and Latin America	$5,683	$4,268	$1,267
Canada	5,398	4,636	3,593
Europe, Middle East and Africa	329	278	288
Asia-Pacific	260	271	72
	$11,670	$9,453	$5,220

20. Subsequent Events
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan that affected approximately 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we are also moving certain operations and equipment from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, will allow us to streamline certain operations, reduce our manufacturing footprint, and position us for more profitable growth. As a result of this plan, we will recognize approximately $2,800 to $3,500 in restructuring charges mostly in the first quarter of fiscal 2025.

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on this assessment, management has concluded that, as of March 31, 2024, our internal control over financial reporting is effective. The scope of management's assessment of the effectiveness of its internal control over financial reporting did not include a similar assessment of such controls at Vapor Power, which we acquired in the third quarter of fiscal 2024. Vapor Power comprised approximately 16% of our total assets at March 31, 2024, and 2% of our total revenue in fiscal 2024.
    KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2024, included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. The report is included in Item 8 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Executive Officers
The following table and biographies set forth certain information about our current executive officers (collectively, the "Executive Officers"). The names, positions and ages of the Executive Officers as of May 29, 2024, are listed below. Our Executive Officers are appointed by the Board and serve at the discretion of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any Executive Officer and any other person pursuant to which the officer was selected.

Executive Officer	Title	Age
Bruce Thames	President & Chief Executive Officer	61
Greg Lucas	Vice President, Corporate Controller	48
David Buntin	Senior Vice President, Thermon Heat Tracing	54
Thomas Cerovski	Senior Vice President, Global Sales	52
Candace Harris-Peterson	Senior Vice President, Human Resources	45
Mark Roberts	Senior Vice President, Global Engineering and Project Services	63
Roberto Kuahara	Senior Vice President, Global Operations	58
Ryan Tarkington	General Counsel & Corporate Secretary	43
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
Greg Lucas has served as the Company’s Vice President and Corporate Controller since 2020, in which capacity he manages the Company’s accounting and financial reporting organization and as interim Chief Financial Officer and the Company’s principal financial officer and principal accounting officer since April 12, 2024. Prior to joining the Company, Mr. Lucas was the Assistant Corporate Controller for BNSF Railway Company from 2019 to 2020, a leading freight transportation company. From 2017 to 2019, Mr. Lucas was the Controller of a region of Intertek Group plc, a global quality assurance provider. Prior to joining Intertek, Mr. Lucas served for seven years in various roles of increasing responsibility at L'Air Liquide S.A., a global leader in gases, technologies and services for industry and healthcare. Mr. Lucas is a certified public accountant and holds a B.B.A. from East Texas Baptist University and an M.B.A. from Texas A&M University.
Candace Harris-Peterson joined the Company in January 2017 as Vice President of Human Resources. In March 2024, Ms. Peterson was promoted to Senior Vice President, Human Resources. Prior to joining the Company, from 2006 to 2016, Ms. Peterson was the Senior Business Partner, Global Sales and Services for TD Williamson, Inc., a global solutions provider to the owners and operators of pressurized piping systems for onshore and offshore applications. Ms. Peterson holds a B.A. in organizational leadership from Chapman University in Orange, California.
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
Information concerning our directors will appear in our proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before June 22, 2024 (the “2024 Proxy Statement”) under the caption “Director Biographies.” Such information is incorporated herein by reference.
Information concerning our Audit, Human Capital Management and Compensation, Finance, and Nominating and Corporate Governance Committees will appear in 2024 Proxy Statement under the caption “Corporate Governance.” Such information is incorporated herein by reference. Our committee charters and corporate governance guidelines are available on our Investor Relations website located at http://ir.thermon.com.
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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis" section of our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
The material incorporated herein by reference to the information set forth under the "Compensation Committee Report" in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.

Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2024 is set forth in the table below.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of March 31, 2024. Specifically, the table provides information regarding our stock plans, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise/vest of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	691,579	$16.33	734,993
Equity plans not approved by security holders	—	—	—
Total(3)	691,579		734,993
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
(3)    At March 31, 2024, the Company had outstanding under the LTIP: (i) 74,366 stock options, with a weighted average exercise price of $16.33, (ii) 291,814 unvested restricted stock units, with a weighted average grant date fair value of $20.00, and (iii) 325,399 performance units (assuming satisfaction of the performance metric at target and 650,798 at maximum), with a weighted average grant date fair value of $20.55.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, located in Austin, Texas, PCAOB ID:185. Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

4.2
Description of Thermon Group Holdings, Inc.'s Common Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 12, 2019)

10.1
Amended and Restated Credit Agreement, dated September 29, 2021, by and among Thermon Holding Corp., Thermon Canada Inc., the other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 30, 2021)

10.2
Amendment No. 1 to the Amendment and Restated Credit Agreement, dated November 19, 2021, by and among Thermon Holding Corp., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed February 3, 2022)

10.3
Amendment No. 2 to Credit Agreement, Amendment No. 1 to the Guarantee and Collateral Agreement and Amendment No. 1 to the Canadian Guarantee and Collateral Agreement, dated as of March 7, 2023, by and among Thermon Group Holdings, Inc., Thermon Holding Corp., Thermon Canada, Inc. JPMorgan Chase Bank, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 9, 2023)

10.4
Amendment No. 3 to Credit Agreement, Amendment No. 2 to the Guarantee and Collateral Agreement and Amendment No. 2 to the Canadian Guarantee and Collateral Agreement, dated as of December 29, 2023 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed January 2, 2024)

10.5
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.6
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (filed on April 1, 2011)

10.7
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

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

10.14†	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)

10.15†
Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K/A filed May 27, 2021)

10.16†
Form of Employee RTSR Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.17†
Form of EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.18†
Form of ROIC Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K filed May 25, 2023)

10.19†
Thermon Group Holdings, Inc. Executive Severance Plan, dated May 24, 2022 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed May 26, 2022)

10.20*	Thermon Group Holdings, Inc. Insider Trading Policy

21.1*	Subsidiaries of Thermon Group Holdings, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Greg Lucas, Corporate Controller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Greg Lucas, Corporate Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†*	Thermon Group Holdings, Inc. Policy on Recoupment of Incentive Compensation

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders'/Members' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________________
†    Management contract and compensatory plan or arrangement
*    Filed herewith
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 29, 2024	By:	/s/ Greg Lucas
Greg Lucas
Vice President, Corporate Controller (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Date	Title		Signatures
May 29, 2024	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 29, 2024	Vice President, Corporate Controller	By:	/s/ Greg Lucas
	(Principal Financial and Principal Accounting Officer)		Greg Lucas

May 29, 2024	Chairman of the Board	By:	/s/ John U. Clarke
John U. Clarke

May 29, 2024	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

May 29, 2024	Director	By:	/s/ Roger L. Fix
Roger L. Fix

May 29, 2024	Director	By:	/s/ Marcus J. George
Marcus J. George

May 29, 2024	Director	By:	/s/ Kevin J. McGinty
Kevin J. McGinty

May 29, 2024	Director	By:	/s/ John T. Nesser III
John T. Nesser III

May 29, 2024	Director	By:	/s/ Victor Richey
Victor Richey

May 29, 2024	Director	By:	/s/ Dr. Angela Strzelecki
Dr. Angela Strzelecki