Form 10-Q
period 2024-06-30
Thermon Group Holdings, Inc.
filed 2024-08-07
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 33,802,384 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,083	$48,631
Accounts receivable, net of allowances of $1,283 and $1,428 as of June 30, 2024 and March 31, 2024, respectively	98,680	107,318
Inventories, net	89,920	86,321
Contract assets	14,735	16,690
Prepaid expenses and other current assets	11,384	14,010
Income tax receivable	2,543	1,630
Total current assets	$266,345	$274,600
Property, plant and equipment, net of depreciation and amortization of $74,530 and $73,422 as of June 30, 2024 and March 31, 2024, respectively	69,307	68,335
Goodwill	269,415	270,786
Intangible assets, net	123,161	127,092
Operating lease right-of-use assets	13,531	13,613
Deferred income taxes	1,359	1,074
Other non-current assets	13,826	12,240
Total assets	$756,944	$767,740
Liabilities
Current liabilities:
Accounts payable	$30,582	$31,396
Accrued liabilities	29,191	31,624
Current portion of long-term debt	15,750	14,625
Borrowings under revolving credit facility	5,000	5,000
Contract liabilities	15,278	20,531
Lease liabilities	3,273	3,273
Income taxes payable	3,153	2,820
Total current liabilities	$102,227	$109,269
Long-term debt, net	147,569	151,957
Deferred income taxes	8,950	9,439
Non-current lease liabilities	12,462	12,635
Other non-current liabilities	9,756	9,553
Total liabilities	$280,964	$292,853
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 shares authorized; 33,881,880 issued and 33,824,521 outstanding, and 33,730,243 issued and 33,722,225 outstanding at June 30, 2024 and March 31, 2024, respectively	$34	$34
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	241,626	243,555
Treasury Stock	(1,829)	(250)
Accumulated other comprehensive loss	(61,145)	(57,235)
Retained earnings	297,294	288,783
Total equity	$475,980	$474,887
Total liabilities and equity	$756,944	$767,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Sales	$115,126	$106,889
Cost of sales	64,694	59,580
Gross profit	50,432	47,309
Operating expenses:
Selling, general and administrative expenses	31,088	28,654
Deferred compensation plan expense/(income)	103	273
Amortization of intangible assets	3,397	2,387
Restructuring and other charges/(income)	2,109	581
Income from operations	13,735	15,414
Other income/(expenses):
Interest expense, net	(2,847)	(1,584)
Other income/(expense)	143	341
Income before provision for income taxes	11,031	14,171
Income tax expense	2,520	3,233
Net income	$8,511	$10,938
Comprehensive income:
Net income	$8,511	$10,938
Foreign currency translation adjustment	(3,879)	4,457
Other miscellaneous income	(31)	13
Comprehensive income	$4,601	$15,408
Net income per common share:
Basic	$0.25	$0.33
Diluted	$0.25	$0.32
Weighted-average shares used in computing net income per common share:
Basic	33,756,172	33,566,732
Diluted	34,075,020	33,862,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock as deferred compensation to employees	56,614	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,241	—	—	—	—	—	—
Stock compensation expense	—	—	1,065	—	—	—	1,065
Repurchase of employee stock units on vesting	—	—	(2,995)	—	—	—	(2,995)
Repurchase of shares under authorized program	(49,341)	—	—	(1,579)	—	—	(1,579)
Net income	—	—	—	—	8,511	—	8,511
Foreign currency translation adjustment	—	—	—	—	—	(3,879)	(3,879)
Other	—	—	1	—	—	(31)	(30)
Balances at June 30, 2024	33,824,521	$34	$241,626	$(1,829)	$297,294	$(61,145)	$475,980

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2023	33,508,076	$33	$239,860	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to employees	73,345	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	93,826	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,718	—	—	—	—	—
Stock compensation expense	—	—	1,238	—	—	1,238
Repurchase of employee stock units on vesting	—	—	(1,685)	—	—	(1,685)
Net income	—	—	—	10,938	—	10,938
Foreign currency translation adjustment	—	—	—	—	4,457	4,457
Other	—	—	—	—	13	13
Balances at June 30, 2023	33,680,965	$33	$239,413	$248,133	$(53,630)	$433,949
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating activities
Net income	$8,511	$10,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,563	4,439
Amortization of deferred debt issuance costs	131	86
Impairment of property, plant, and equipment	—	(22)
Stock compensation expense	1,065	1,238
Deferred income taxes	(721)	(753)
Remeasurement (gain)/loss on intercompany balances	299	(389)
Changes in operating assets and liabilities:
Accounts receivable	7,404	7,043
Inventories	(3,954)	(10,652)
Contract assets and liabilities	(3,606)	(5,596)
Other current and non-current assets	650	(1,256)
Accounts payable	(201)	1,000
Accrued liabilities and non-current liabilities	(1,959)	(6,546)
Income taxes payable and receivable	(523)	1,338
Net cash provided by operating activities	$12,659	$868
Investing activities
Purchases of property, plant and equipment	(3,923)	(2,801)
Sale of rental equipment	19	12
Net cash used in investing activities	$(3,904)	$(2,789)
Financing activities
Proceeds from revolving credit facility	—	8,000
Payments on long-term debt	(3,375)	(7,765)
Repurchase of employee stock units on vesting	(2,995)	(1,685)
Repurchase of shares under authorized program	(1,579)	—
Payments on finance leases	(53)	(403)
Net cash used in financing activities	$(8,002)	$(1,853)
Less: Net change in cash balances classified as assets held-for-sale	—	1,012
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(543)	271
Change in cash, cash equivalents and restricted cash	210	(2,491)
Cash, cash equivalents and restricted cash at beginning of period	50,431	38,520
Cash, cash equivalents and restricted cash at end of period	$50,641	$36,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except share and per share data)

1. Basis of Presentation
Thermon Group Holdings, Inc. and its subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are one of the largest providers of highly engineered industrial process heating solutions for process industries. We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects.
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024 ("fiscal 2024"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at June 30, 2024 and March 31, 2024, and the results of our operations for the three months ended June 30, 2024 and 2023. Certain reclassifications have been made to these condensed consolidated financial statements and accompanying footnotes to conform to the presentation to the current fiscal year.
Summary of Significant Accounting Policies
Please refer to Note 1, "Summary of Significant Accounting Policies” in our consolidated financial statements from our fiscal 2024 Form 10-K, as filed with the SEC on May 29, 2024, for the discussion on our significant accounting policies.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at June 30, 2024, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2024, are not necessarily indicative of the results that may be achieved for the fiscal year ended March 31, 2025 ("fiscal 2025").
Restricted Cash and Cash Equivalents
    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in prepaid expenses and other current assets reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$49,083	$48,631
Restricted cash included in prepaid expenses and other current assets	1,558	1,800
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$50,641	$50,431
    Amounts shown in restricted cash included in prepaid expenses and other current assets represent those required to be set aside by a contractual agreement, which generally contain cash deposits pledged as collateral on performance bonds and letters of credit.
Recent Accounting Pronouncements
Please refer to Note 1, "Summary of Significant Accounting Policies” of our Consolidated Financial Statements, from our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024, for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.

2. Acquisition
Vapor Power
On January 2, 2024, we announced our acquisition (the "Vapor Power Acquisition") of 100% of the issued and outstanding equity interests of Vapor Power International, LLC and its affiliates, (“Vapor Power”), a leading provider of high-quality industrial process heating solutions, including electric, electrode and gas fired boilers. The acquisition was consummated on December 29, 2023 (the "Vapor Power Acquisition Date") and the seller was Stone Pointe, LLC. We have integrated Vapor Power into our United States and Latin America ("US-LAM") reportable segment.
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
Acquisition Costs
In accordance with GAAP, costs to complete an acquisition are expensed as incurred. Total acquisition costs recognized in the Vapor Power acquisition were approximately $1,527, recognized in fiscal 2024. These fees represent legal, advisory, and other professional fees paid by the Company to complete the acquisition.
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
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the Vapor Power Acquisition Date) as additional information concerning final asset and liability valuations is obtained. The fair value of the acquired intangible assets at December 31, 2023, of $44,521, was provisional pending receipt of the final valuation report for those assets from a third-party valuation expert. Additionally, we are still evaluating Vapor Power's customer contracts and related revenue recognition policies, and as such, the value of contract assets and/or contract liabilities is subject to change. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Vapor Power Acquisition Date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of any measurement period adjustments to the estimated fair values will be reflected in future updates to our purchase price allocation. Goodwill will be deductible for tax purposes and generally represents expected synergies from the combination of efforts of the acquired business and the Company.

Preliminary Purchase Price Allocation - Vapor Power
	Amortization Period (years)	Fair Value
Cash		$7,051
Accounts receivable		8,683
Inventories		8,254
Other current assets		1,693
Property, plant and equipment		2,576
Operating lease right-of-use assets		2,700
Intangibles:
Customer relationships(1)	2 - 15	22,953
Trademarks	10	7,879
Developed technology	15	13,689
Goodwill		51,750
Total fair value of assets acquired		$127,228
Current liabilities		(17,156)
Operating lease liability		(2,549)
Total fair value of liabilities acquired		$(19,705)
Total purchase price		$107,523
(1) Included in the customer relationships intangible assets is $4,407 related to customer backlog with an estimated useful life of 2 years.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Vapor Power acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Vapor Power Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of Vapor Power Acquisition and other related costs of $250 and $217, in the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Sales	$115,126	$115,859
Net income	8,631	11,347
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2024 and March 31, 2024, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our acquisition of Vapor Power, as discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	June 30, 2024		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$8,553	$8,553	$8,384	$8,384	Level 1 - Active Markets
Foreign currency contract forwards assets	—	—	7	7	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$5,000	$5,000	$5,000	$5,000	Level 2 - Market Approach
Outstanding principal amount of senior secured credit facility	164,125	163,304	167,500	167,081	Level 2 - Market Approach
Deferred compensation plan liabilities	7,754	7,754	7,574	7,574	Level 1 - Active Markets
Foreign currency contract forwards liabilities	2	2	23	23	Level 2 - Market Approach
At June 30, 2024 and March 31, 2024, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to acquisition accounting.
Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at June 30, 2024 and March 31, 2024 were $8,553 and $8,384, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $7,754 and $7,574 included in “Other non-current liabilities” in the condensed consolidated balance sheets at June 30, 2024 and March 31, 2024, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statements of operations and comprehensive income, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $103 and $273 for the three months ended June 30, 2024 and 2023, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized (gains) on investments were $(93) and $(283), for the three months ended June 30, 2024 and 2023, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2024 and March 31, 2024, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2024	March 31, 2024
Canadian Dollar	$1,000	$2,500
Mexican Peso	—	3,000
Australian Dollar	—	500
British Pound Sterling	700	1,000
Total notional amounts	$1,700	$7,000
In the three months ended June 30, 2024 and 2023, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were a loss of $(88) and a gain of $173, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three months ended June 30, 2024 and 2023, our net foreign currency transactions resulted in gains of $28 and $25, respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2025 charges/(income)
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation, that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we are moving certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, will allow us to streamline certain operations, reduce our manufacturing footprint, and position us for more profitable growth. As a result of this actions, we recorded $2,109 in Restructuring and other charges.
Fiscal 2024 charges/(income)
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in its Russian subsidiary. On January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. In fiscal 2023, we moved the assets related to our Russian subsidiary into a separate asset group deemed as "assets held-for-sale," and wrote down the related net assets to a nominal value. In fiscal 2024, we recognized total charges related to the Russia Exit of $581 recorded to "Restructuring and other charges/(income)" on our condensed consolidated statements of operations and comprehensive income.
Restructuring and other charges by reportable segment is as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
United States and Latin America	$715	$—
Canada	1,394	—
Europe, Middle East and Africa	—	581
Asia-Pacific	—	—
	$2,109	$581
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three months ended June 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Basic net income per common share
Net income	$8,511	$10,938
Weighted-average common shares outstanding	33,756,172	33,566,732
Basic net income per common share	$0.25	$0.33

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Diluted net income per common share
Net income	$8,511	$10,938
Weighted-average common shares outstanding	33,756,172	33,566,732
Common share equivalents:
Stock options	36,453	21,664
Restricted and performance stock units	282,395	274,543
Weighted average shares outstanding – dilutive (1)	34,075,020	33,862,939
Diluted net income per common share	$0.25	$0.32
(1) For the three months ended June 30, 2024 and 2023, 45,679 and zero, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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
6. Inventories
Inventories consisted of the following:

	June 30, 2024	March 31, 2024
Raw materials	$62,008	$58,197
Work in process	5,871	5,339
Finished goods	26,135	26,552
	94,014	90,088
Valuation reserves	(4,094)	(3,767)
Inventories, net	$89,920	$86,321
7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of June 30, 2024, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2024	$133,095	$112,846	$18,532	$6,313	$270,786
Foreign currency translation impact	—	(1,112)	(132)	(127)	(1,371)
Balance as of June 30, 2024	$133,095	$111,734	$18,400	$6,186	$269,415
(1) Refer to Note 2, "Acquisition," for more information on the goodwill acquired through our recent acquisition of Vapor Power.
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2024	Accumulated Amortization	Net Carrying Amount at June 30, 2024	Gross Carrying Amount at March 31, 2023	Accumulated Amortization	Net Carrying Amount at March 31, 2023
Products	$60,899	$(40,599)	$20,300	$61,505	$(39,466)	$22,039
Trademarks	53,922	(2,934)	50,988	54,158	(2,650)	51,508
Developed technology	28,234	(7,760)	20,474	28,288	(7,372)	20,916
Customer relationships	135,628	(105,402)	30,226	136,088	(104,699)	31,389
Certifications	426	—	426	429	—	429
Other	1,280	(533)	747	1,280	(469)	811
Total	$280,389	$(157,228)	$123,161	$281,748	$(154,656)	$127,092

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2024	March 31, 2024
Accrued employee compensation and related expenses	$14,335	$17,319
Accrued interest	908	494
Warranty reserves	2,779	978
Professional fees	2,934	2,912
Sales taxes payable	3,079	3,564
Accrued litigation payable(1)	971	1,356
Other(2)	4,185	5,001
Total accrued current liabilities	$29,191	$31,624
(1) - The Company has insurance receivables recorded to Prepaid expenses and other current assets on our condensed consolidated balance sheets relating to and materially offsetting the accrued litigation payable noted above.
(2) - Included in Other are accrued warranty-related costs of $1,996 and $1,996, respectively, associated with the operational execution of a US-LAM project that was completed previously.
9. Debt
Long-term debt consisted of the following:

	June 30, 2024	March 31, 2024
U.S. Term Loan Facility due September 2026, net of deferred debt issuance costs of $200 and $226 as of June 30, 2024, and March 31, 2024, respectively	$65,800	$67,274
Incremental Term Loan A due September 2026, net of deferred debt issuance costs of $606 and $692 of June 30, 2024, and March 31, 2024, respectively	97,519	99,308
Less current portion	(15,750)	(14,625)
Total long-term debt	$147,569	$151,957
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
The Amendment provides for, among other things, changes to the Credit Agreement to (a) provide the US Borrower with a new incremental term loan facility as further described below (the “2023 Incremental U.S. Term Loan Facility”), (b) reset the accordion feature in the Credit Agreement for the incurrence of additional incremental term loans and incremental revolving commitments to an amount not to exceed USD $100,000, (c) permit the Canadian Borrower to borrow under the existing Revolver Facility (as defined in the Credit Agreement) in Canadian dollars, (d) permit Letters of Credit (as defined in the Credit Agreement) to be issued for the account of the Canadian Borrower, (e) replace the Canadian Dollar Offered Rate with the Canadian Overnight Repo Rate Average as the benchmark rate applicable to Term Benchmark Loans (each as defined in the Credit Agreement) denominated in Canadian dollars and implementing corresponding technical changes, and (f) expand the definitions of “Specified Cash Management Agreement” and “Specified Swap Agreement” (each as defined in the Credit Agreement) to provide for the inclusion of obligations arising under Swap Agreements (as defined in the Credit Agreement) and cash management agreements between any subsidiary of the US Borrower to be included in the Obligations (as defined in the Credit Agreement) that are secured and guaranteed under the Loan Documents (as defined in the Credit Agreement).
Certain principal terms of the 2023 Incremental U.S. Term Loan Facility are as follows:
•A USD $100,000 secured term loan A made available to the US Borrower on substantially the same terms as the existing U.S. Term A Loans (as defined in the Credit Agreement), but with a pricing increase across the grid of 0.375% above the pricing applicable to the existing U.S. Term A Loans.
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of June 30, 2024, we were in compliance with all financial covenants of the Credit Agreement.
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
    At June 30, 2024, we had $5,000 in outstanding borrowings under the Revolving Credit Facility. We had $92,740 of available borrowing capacity thereunder after taking into account the borrowing base and $2,260 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of June 30, 2024. The Term Loans bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on June 30, 2024 were 6.68% for the U.S. Term Loan Facility, 7.05% for the 2023 Incremental U.S. Term Loan Facility, and 6.69% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income.
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2024, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 8, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
Letters of Credit and Bank Guarantees
At June 30, 2024, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $11,033. Of this amount, $562 is secured by cash deposits at the Company’s financial institutions and an additional $2,260 represents a reduction of the available amount of the Company's revolving credit facility. In addition to the arrangements totaling $11,033, our Indian subsidiary also has $4,353 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
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
Disaggregation of revenues from contracts with customers for the three months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$44,408	$15,576	$59,984	$29,891	$23,606	$53,497
Canada	21,608	16,737	38,345	24,522	10,801	35,323
Europe, Middle East and Africa	4,613	3,229	7,842	5,393	4,288	9,681
Asia-Pacific	6,137	2,818	8,955	5,339	3,049	8,388
Total revenues	$76,766	$38,360	$115,126	$65,145	$41,744	$106,889
Performance Obligations
    We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more, which was $8,363 as of June 30, 2024. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within the next 12 months.
Contract Assets and Liabilities

    As of June 30, 2024 and March 31, 2024, contract assets were $14,735 and $16,690, respectively. As of June 30, 2024 and March 31, 2024, contract liabilities were $15,278 and $20,531, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
Our effective income tax rate was 22.8% and 22.8% for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate varies from period to period due to factors including changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure. During the year, we estimate income taxes based on the laws and rates in effect in the countries in which operations are conducted. Our income tax provisions are primarily driven by income in certain jurisdictions and withholding taxes on intercompany and third-party transactions that do not directly correlate to ordinary income or loss. During interim periods, certain charges or benefits may be recognized as discrete tax expense or benefit when previous estimates or knowledge were unavailable.
As of June 30, 2024, we anticipate that it is reasonably possible that our uncertain tax positions of $1,069 including interest and penalties maybe released in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations. As of June 30, 2024, the tax years for the fiscal years ended March 31, 2019 through March 31, 2024, remain open to examination by the major taxing jurisdictions.
13. Segment Information
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, commercial, rail and transit, energy transition/decarbonization and general industries and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of including interest and penalties maybe released in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, and income from operations for each of our four reportable segments are as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Sales to external customers:
United States and Latin America	$59,984	$53,497
Canada	38,345	35,323
Europe, Middle East and Africa	7,842	9,681
Asia-Pacific	8,955	8,388
	$115,126	$106,889
Inter-Segment sales:
United States and Latin America	$11,108	$8,381
Canada	3,548	4,732
Europe, Middle East and Africa	417	389
Asia-Pacific	431	1,111
	$15,504	$14,613
Depreciation expense:
United States and Latin America	$1,236	$1,056
Canada	833	911
Europe, Middle East and Africa	49	47
Asia-Pacific	48	38
	$2,166	$2,052
Amortization expense:
United States and Latin America	$1,653	$611
Canada	1,711	1,743
Europe, Middle East and Africa	22	22
Asia-Pacific	11	11
	$3,397	$2,387
Income from operations:
United States and Latin America	$6,463	$5,599
Canada	7,268	9,119
Europe, Middle East and Africa	343	605
Asia-Pacific	1,214	1,737
Unallocated:
Stock compensation	(1,065)	(1,238)
Public company costs	(488)	(408)
	$13,735	$15,414
The following table presents a reconciliation of Income from operations to Income before provision for income taxes:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Income from operations	$13,735	$15,414
Other income/(expenses):
Interest expense, net	(2,847)	(1,584)
Other income/(expense)	143	341
Income before provision for income taxes	$11,031	$14,171
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2024 and 2023 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2024 and 2023 as "Interim 2025" and "Interim 2024," respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of our key end markets and related capital investments; (iii) our ability to operate successfully in foreign countries; (iv) the outbreak of a global pandemic, including COVID-19 and its variants; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; (xxxi) climate change and related regulation of greenhouse gases; and (xxxii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2024, and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our 11 manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During Interim 2025 and Interim 2024, approximately 50% and 54%, respectively, of our revenues were generated from outside of the United States.
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
We believe that our pipeline of planned projects, in addition to our backlog of written contractual commitments received from customers, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at June 30, 2024, was $198.5 million, as compared to $186.1 million at March 31, 2024. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024, and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three months ended June 30,
	2024	2023
Point in time	67%	61%
Over time:	33%	39%
Small projects	18%	14%
Large projects	15%	25%
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
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. Refer to Note 2, "Acquisition," for more discussion of our recent acquisitions.
Recent Developments
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
As an update, we continue to make solid progress in reducing our exposure to oil and gas markets. We achieved our goal of at least 70% of trailing twelve-month revenues from diversified end markets in the first quarter of fiscal 2025, well ahead of our fiscal 2026 objective. Separately, our solutions continue to enable decarbonization through the electrification of heat and the transition toward sustainable energy sources. We are executing against this strategy with our product offerings, including our electric and electrode boiler lines offered by our recent acquisition of Vapor Power. Finally, we continue to see an acceleration in the adoption of our Genesis Network technology, a differentiator in our comprehensive solution set.
We continue to execute on our disciplined capital allocation strategy, which includes driving growth through investments in technology and people, prioritizing inorganic growth opportunities with strategic fit that can exceed the weighted-average cost of capital by year three and be accretive to earnings per share in year one, paying down our long-term debt while managing within our targeted leverage ratio, and returning capital to our shareholders using our recently enacted share repurchase program. During the three months ended June 30, 2024, we purchased $1.6 million under the share repurchase program authorized by our board of directors. As of June 30, 2024, we have $48.2 million remaining unused and authorized availability under the repurchase program We record shares of common stock repurchased at as treasury stock, resulting in a reduction of stockholders' equity in the consolidated balance sheets.
In April 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we are moving certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, will allow us to streamline certain operations, reduce our manufacturing footprint, and position us for more profitable growth. During the three months ended June 30, 2024, we incurred $2.1 million of Restructuring and other charges related to these initiatives.

Results of Operations - Three-month periods ended June 30, 2024 and 2023
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended June 30,		Increase/(Decrease)
	2024	2023	$	%
Condensed Consolidated Statements of Operations Data:
Sales	$115,126	$106,889	$8,237	8%
Cost of sales	64,694	59,580	5,114	9%
Gross profit	50,432	47,309	3,123	7%
Operating expenses:
Selling, general and administrative expenses	31,088	28,654	2,434	8%
Deferred compensation plan expense/(income)	103	273	(170)	(62)%
Amortization of intangible assets	3,397	2,387	1,010	42%
Restructuring and other charges/(income)	2,109	581	1,528	263%
Income from operations	13,735	15,414	(1,679)	(11)%
Other income/(expenses):
Interest expense, net	(2,847)	(1,584)	(1,263)	80%
Other income/(expense)	143	341	(198)	(58)%
Income before provision for income taxes	11,031	14,171	(3,140)	(22)%
Income tax expense	2,520	3,233	(713)	(22)%
Net income	$8,511	$10,938	$(2,427)	(22)%

As a percent of sales:			Change in basis points
Gross profit	43.8%	44.3%	-50 bps
Selling, general and administrative expenses	27.0%	26.8%	20 bps
Income from operations	11.9%	14.4%	-250 bps
Net income	7.4%	10.2%	-280 bps

Effective tax rate	22.8%	22.8%
Three Months Ended June 30, 2024 (“Interim 2025”) Compared to the Three Months Ended June 30, 2023 (“Interim 2024”)
Revenues. Revenues increased in Interim 2025, attributable to growth in all reportable segments except EMEA compared to Interim 2024. Excluding our recent acquisition of Vapor Power, revenues declined 5% comparatively.
Point in time sales increased, namely in our US-LAM segment, supported by our acquisition of Vapor Power in the fourth quarter of fiscal 2024, which added $13.9 million to the result. Absent Vapor Power, whose revenues are largely classified as point in time, sales still increased in US-LAM, though these were more than offset by lower similar sales in Canada, with EMEA and APAC together offsetting, leading to a decline in organic point in time sales of 3%.
Over-time sales, which are typically tied to our customers' capital expenditures, decreased 8%, due to delays in customer projects, especially in our US-LAM segment, while EMEA and APAC experienced lower over-time sales as well. This decrease was partially offset by improved project activity in Canada, which experienced substantial growth comparatively, as customer deferred maintenance activity increased in the period.
Revenue in our US-LAM segment grew $6.5 million, or 12% in Interim 2025 compared to Interim 2024. Revenue in our Canada segment grew $3.0 million, or 9%, in Interim 2025 compared to Interim 2024. Our APAC revenue increased $0.6 million, or 6.8%. In our EMEA segment, revenues decreased by $(1.8) million, or (19)%, compared to Interim 2024.
Point in time revenues in Interim 2025 were $76.8 million, or 67% of total sales, while Over time revenues were $38.4 million, or 33% of total sales. This compares to 61% Point in time revenues and 39% Over time revenues in Interim 2024.

Refer to the "Overview" section above for definitions of Point in time and Over time revenue. Separately, foreign exchange rates negatively impacted revenues in Interim 2025 by approximately $1.2 million, net as the U.S. dollar strengthened relative to certain of the Company's foreign currency-denominated operations.
Gross profit and margin. Gross profit increased compared to Interim 2024, supported by our acquisition of Vapor Power. Our margins benefited from an increased mix of point in time revenue during the quarter, which generally carries higher gross margins. However, this was offset by certain contracts with higher labor content, which dilutes our margins.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2025 was driven by greater headcount and other indirect costs from the Vapor Power acquisition. Investments to advance our strategic initiatives of decarbonization, diversification and digitization were offset by disciplined cost management. SG&A as a percent of sales was consistent at 27.0% in Interim 2025 versus 26.8% in Interim 2024.
Deferred compensation plan expense/(income). The decrease in deferred compensation plan income in Interim 2025 is attributable to greater participation in the plan and market fluctuations in the underlying balances owed to employees as compared to Interim 2024. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Amortization of intangible assets. Amortization of intangible assets in Interim 2025 increased when compared to Interim 2024 primarily related to intangibles assets associated our Vapor Power acquisition. Refer to Note 2, "Acquisition" for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) were $2.1 million in Interim 2025 and $0.6 million in Interim 2024. The Company enacted a reduction in force plan as well as a consolidation of production lines from its Denver manufacturing facility to the San Marcos manufacturing facility as part of certain cost-cutting measures and operational excellence efforts in Interim 2025. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Interest expense, net. The increase in interest expense is primarily due to a higher average outstanding principal balance during Interim 2025 ($170.8 million versus $113.2 in Interim 2024), and also a higher average interest rate in Interim 2025 (6.99% versus 6.14%). See Note 9, "Debt," for additional information on our long-term debt.
Other income/(expense). The change in Other income/(expense) in Interim 2025 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income tax expense. Income tax expense was $2.5 million in Interim 2025 on pre-tax income of $11.0 million compared to income tax expense of $3.2 million in Interim 2024 on pre-tax income of $14.2 million. Our effective tax rate was 22.8% and 22.8% in Interim 2025 and Interim 2024, respectively. Our effective tax rate was impacted by discrete tax benefits of $0.4 million and $0.2 million in Interim 2025 and Interim 2024, respectively. Refer to Note 12, “Income Taxes,” for additional detail.
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
At June 30, 2024, we had $49.1 million in cash and cash equivalents and $92.7 million available under our revolving line of credit facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $11.6 million, or 24%, of these amounts were held in domestic accounts with various institutions and approximately $37.4 million, or 76%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $5.0 million of borrowings outstanding on our revolving credit facility at June 30, 2024. Although subject to change and not required by our Credit Facility, we intend to pay back the outstanding balance within the next twelve months.
We expect our capital expenditures to be approximately 2.5% to 3.0% of revenue in fiscal 2025. Additionally, we expect to pay $15.8 million in principal payments on our long-term debt, as well as $3.3 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $6.7 million, mostly related to long-term information technology contracts, of which $5.8 million is due within the next twelve months.

Discussion and Analysis of Cash Flows

	Three months ended June 30,
	2024	2023	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$12,659	$868	$11,791
Investing activities	(3,904)	(2,789)	(1,115)
Financing activities	(8,002)	(1,853)	(6,149)

Free Cash Flow:(1)
Cash provided by operating activities	$12,659	$868	$11,791
Less: Cash used for purchases of property, plant, and equipment	(3,923)	(2,801)	(1,122)
Plus: Sales of rental equipment	19	12	7
Free Cash Flow	$8,755	$(1,921)	$10,676
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
Operating Cash Flows
Operating cash flows increased in Interim 2025 as compared to Interim 2024 primarily due to less investment of cash in working capital accounts of approximately $12 million, stemming primarily from lower relative purchases of inventory and less project-related activity resulting in lower contract assets and liabilities, as well as a lower incentive-based compensation payout in Interim 2025. These were partially offset by lower net income of approximately $2 million. The remaining decrease in operating cash flows is due to miscellaneous other items.
Investing Cash Flows
Cash used in investing activities increased in Interim 2025 as compared to Interim 2024 primarily due to higher purchases of property, plant and equipment of approximately $0.7 million.
Financing Cash Flows
Cash used in financing activities increased in Interim 2025 versus Interim 2024 primarily due to lower borrowings on the revolving credit facility, partially offset by lower principal payments on long-term debt, as well as increased repurchase of employee stock units on vesting and the Company's recently announced share repurchase program.
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
Free Cash Flow totaled $8.8 million for Interim 2025 as compared to $(1.9) million for Interim 2024, the drivers of which are explained above under "Discussion and Analysis of Cash Flows."
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during Interim 2025. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024, for further details.
Critical Accounting Polices

Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024, for a discussion of the Company’s critical accounting policies and estimates.
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 50% of our Interim 2025 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During Interim 2025, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.6 million for Interim 2025. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.8 million for Interim 2025. A 10% appreciation of the U.S. dollar relative to the Euro would result in a nominal decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a nominal increase in net income for Interim 2025.
The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income were losses of a nominal amount and $(0.1) million in Interim 2025 and Interim 2024, respectively.
As of June 30, 2024, we had approximately $1.7 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $1.2 million in Interim 2025 when compared to foreign exchange translation rates that were in effect in Interim 2025. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $3.9 million and gains of $4.5 million in Interim 2025 and Interim 2024, respectively. The changes are due to the strengthening of the U.S. dollar relative to the Company's other primary operating currencies in Interim 2025 relative to Interim 2024. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income. Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income.

    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR rate. As of June 30, 2024, we had $164.1 million of outstanding principal under our Term Loan Facilities and $5.0 million in borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on June 30, 2024 were 6.68% for the U.S. Term Loan Facility, 7.05% for the 2023 Incremental U.S. Term Loan Facility, and 6.69% for the U.S. Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.6 million increase or decrease, as applicable, in our annual interest expense.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Corporate Controller, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended June 30, 2024. Information relating to the Company’s purchases of its common stock during the three months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs
April 1 through April 30, 2024	21,792	$31.54	21,792
May 1 through May 31, 2024	16,493	34.21	16,493
June 1 through June 30, 2024	11,056	29.58	11,056
Total	49,341	$31.96	49,341
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
During the three months ended June 30, 2024, we purchased 49,341 shares at a weighted average price of $31.96. As of June 30, 2024, we have $48.2 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits

See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Greg Lucas, Corporate Controller, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Greg Lucas, Corporate Controller, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 7, 2024	By:	/s/ Greg Lucas
	Name:	Greg Lucas
	Title:	Vice President, Corporate Controller (Principal Financial and Accounting Officer)