Form 10-Q
period 2024-09-30
Thermon Group Holdings, Inc.
filed 2024-11-07
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 33,685,142 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,000	$48,631
Accounts receivable, net of allowances of $851 and $1,428 as of September 30, 2024 and March 31, 2024, respectively	93,504	107,318
Inventories, net	93,596	86,321
Contract assets	15,582	16,690
Prepaid expenses and other current assets	33,463	14,010
Income tax receivable	1,874	1,630
Total current assets	$275,019	$274,600
Property, plant and equipment, net of depreciation and amortization of $76,417 and $73,422 as of September 30, 2024 and March 31, 2024, respectively	67,412	68,335
Goodwill	269,513	270,786
Intangible assets, net	120,726	127,092
Operating lease right-of-use assets	11,808	13,613
Deferred income taxes	1,760	1,074
Other non-current assets	15,294	12,240
Total assets	$761,532	$767,740
Liabilities
Current liabilities:
Accounts payable	$30,421	$31,396
Accrued liabilities	27,436	31,624
Current portion of long-term debt	16,875	14,625
Borrowings under revolving credit facility	5,000	5,000
Contract liabilities	13,402	20,531
Lease liabilities	3,322	3,273
Income taxes payable	1,813	2,820
Total current liabilities	$98,269	$109,269
Long-term debt, net	143,169	151,957
Deferred income taxes	8,726	9,439
Non-current lease liabilities	10,855	12,635
Other non-current liabilities	10,226	9,553
Total liabilities	$271,245	$292,853
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 shares authorized; 33,888,390 issued and 33,755,279 outstanding, and 33,730,243 issued and 33,722,225 outstanding at September 30, 2024 and March 31, 2024, respectively	$34	$34
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	243,119	243,555
Treasury Stock	(4,089)	(250)
Accumulated other comprehensive loss	(55,565)	(57,235)
Retained earnings	306,788	288,783
Total equity	$490,287	$474,887
Total liabilities and equity	$761,532	$767,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Sales	$114,648	$123,659	$229,774	$230,548
Cost of sales	63,736	69,201	128,430	128,781
Gross profit	50,912	54,458	101,344	101,767
Operating expenses:
Selling, general and administrative expenses	31,259	30,490	62,347	59,144
Deferred compensation plan expense/(income)	434	(247)	537	26
Amortization of intangible assets	3,402	2,227	6,799	4,614
Restructuring and other charges	614	304	2,723	885
Income from operations	15,203	21,684	28,938	37,098
Other income/(expenses):
Interest expense, net	(2,790)	(1,925)	(5,637)	(3,509)
Other income/(expense)	563	(267)	706	74
Income before provision for income taxes	12,976	19,492	24,007	33,663
Income tax expense	3,482	4,762	6,002	7,995
Net income	$9,494	$14,730	$18,005	$25,668
Comprehensive income:
Net income	$9,494	$14,730	$18,005	$25,668
Foreign currency translation adjustment	5,587	(7,845)	1,708	(3,388)
Other miscellaneous income/(expense)	(7)	51	(38)	64
Comprehensive income	$15,074	$6,936	$19,675	$22,344
Net income per common share:
Basic	$0.28	$0.44	$0.53	$0.76
Diluted	$0.28	$0.43	$0.53	$0.75
Weighted-average shares used in computing net income per common share:
Basic	33,793,583	33,688,514	33,775,253	33,748,425
Diluted	34,143,403	34,126,884	34,096,049	34,093,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock as deferred compensation to employees	56,614	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,241	—	—	—	—	—	—
Stock compensation expense	—	—	1,065	—	—	—	1,065
Repurchase of employee stock units on vesting	—	—	(2,995)	—	—	—	(2,995)
Repurchase of shares under authorized program	(49,341)	—	—	(1,579)	—	—	(1,579)
Net income	—	—	—	—	8,511	—	8,511
Foreign currency translation adjustment	—	—	—	—	—	(3,879)	(3,879)
Other	—	—	1	—	—	(31)	(30)
Balances at June 30, 2024	33,824,521	$34	$241,626	$(1,829)	$297,294	$(61,145)	$475,980
Issuance of common stock as deferred compensation to employees	924	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,586	—	—	—	—	—	—
Stock compensation expense	—	—	1,511	—	—	—	1,511
Repurchase of employee stock units on vesting	—	—	(18)	—	—	—	(18)
Repurchase of shares under authorized program	(75,752)	—	—	(2,260)	—	—	(2,260)
Net income	—	—	—	—	9,494	—	9,494
Foreign currency translation adjustment	—	—	—	—	—	5,587	5,587
Other	—	—	—	—	—	(7)	(7)
Balances at September 30, 2024	33,755,279	$34	$243,119	$(4,089)	$306,788	$(55,565)	$490,287

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2023	33,508,076	$33	$239,860	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to employees	73,345	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	93,826	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,718	—	—	—	—	—
Stock compensation expense	—	—	1,238	—	—	1,238
Repurchase of employee stock units on vesting	—	—	(1,685)	—	—	(1,685)
Net income	—	—	—	10,938	—	10,938
Foreign currency translation adjustment	—	—	—	—	4,457	4,457
Other	—	—	—	—	13	13
Balances at June 30, 2023	33,680,965	$33	$239,413	$248,133	$(53,630)	$433,949
Issuance of common stock as deferred compensation to employees	2,550	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,197	—	—	—	—	—
Stock compensation expense	—	—	1,450	—	—	1,450
Repurchase of employee stock units on vesting	—	—	(30)	—	—	(30)
Net income	—	—	—	14,730	—	14,730
Foreign currency translation adjustment	—	—	—	—	(7,845)	(7,845)
Other	—	1	—	—	51	52
Balances at September 30, 2023	33,690,712	$34	$240,833	$262,863	$(61,424)	$442,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Operating activities
Net income	$18,005	$25,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,137	8,802
Amortization of deferred debt issuance costs	250	174
Stock compensation expense	2,576	2,688
Deferred income taxes	(1,507)	(1,562)
Reserve for uncertain tax positions, net	—	39
Remeasurement (gain)/loss on intercompany balances	327	(226)
Changes in operating assets and liabilities:
Accounts receivable	13,097	(4,157)
Inventories	(6,985)	(11,569)
Contract assets and liabilities	(6,277)	(12,103)
Other current and non-current assets	(5,230)	(3,023)
Accounts payable	(685)	7,536
Accrued liabilities and non-current liabilities	(2,338)	(7,607)
Income taxes payable and receivable	(1,149)	(400)
Net cash provided by operating activities	$21,221	$4,260
Investing activities
Purchases of property, plant and equipment	(5,785)	(5,608)
Sale of rental equipment	36	34
Net cash used in investing activities	$(5,749)	$(5,574)
Financing activities
Proceeds from revolving credit facility	—	13,000
Payments on long-term debt	(6,750)	(15,381)
Repurchase of employee stock units on vesting	(3,012)	(1,715)
Repurchase of shares under authorized program	(3,838)	—
Payments on finance leases	(59)	(500)
Net cash used in financing activities	$(13,659)	$(4,596)
Less: Net change in cash balances classified as assets held-for-sale	—	905
Effect of exchange rate changes on cash, cash equivalents and restricted cash	454	(583)
Change in cash, cash equivalents and restricted cash	2,267	(5,588)
Cash, cash equivalents and restricted cash at beginning of period	50,431	38,520
Cash, cash equivalents and restricted cash at end of period	$52,698	$32,932

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024 ("fiscal 2024"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at September 30, 2024 and March 31, 2024, and the results of our operations for the three and six months ended September 30, 2024 and 2023. Certain reclassifications have been made to these condensed consolidated financial statements and accompanying footnotes to conform to the presentation to the current fiscal year.
Summary of Significant Accounting Policies
Please refer to Note 1, "Summary of Significant Accounting Policies” in our consolidated financial statements from our fiscal 2024 Form 10-K, as filed with the SEC on May 29, 2024, for the discussion on our significant accounting policies.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2024, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2024, are not necessarily indicative of the results that may be achieved for the fiscal year ended March 31, 2025 ("fiscal 2025").
Restricted Cash and Cash Equivalents
    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. At September 30, 2024 and March 31, 2024, our restricted cash balance totaled $15,698 and $1,800, respectively. Of the $15,698, $13,950 relates to restricted cash held in anticipation of our recently announced acquisition in our EMEA (as defined below) segment. Refer to Note 14, "Subsequent Events."
    Amounts included in restricted cash are included in prepaid expenses and other current assets and represent amounts required to be set aside by a contractual agreement, which generally contain cash deposits pledged as collateral on performance bonds and letters of credit.
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
The initial purchase price for Vapor Power was $107,523, with cash acquired of $7,051, for a net closing purchase price of $100,472. The initial purchase price is subject to customary adjustments for cash acquired, preliminary working capital adjustments, outstanding indebtedness, and transaction expenses. During the three months ended September 30, 2024, we adjusted the preliminary purchase price allocation by $1,566 for customary working capital adjustments for a total purchase price of $105,957. The Vapor Power Acquisition was funded with cash on hand, the existing revolving credit facility, and an expanded term loan amended on December 29, 2023, in connection with the transaction.
Acquisition Costs
In accordance with GAAP, costs to complete an acquisition are expensed as incurred. Total acquisition costs recognized in the Vapor Power Acquisition were approximately $1,766, recognized primarily in fiscal 2024. These fees represent legal, advisory, and other professional fees paid by the Company to complete the acquisition.
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

Preliminary Purchase Price Allocation - Vapor Power
	Amortization Period (years)	Fair Value
Cash		$7,051
Accounts receivable		8,683
Inventories		8,254
Other current assets		1,693
Property, plant and equipment		2,576
Operating lease right-of-use assets		2,700
Intangibles:
Customer relationships(1)	2 - 15	22,953
Trademarks	10	7,879
Developed technology	15	13,689
Goodwill		49,429
Total fair value of assets acquired		$124,907
Current liabilities		(16,401)
Operating lease liability		(2,549)
Total fair value of liabilities acquired		$(18,950)
Total purchase price		$105,957
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

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Sales	$114,649	$136,557	$229,774	$252,417
Net income	9,624	16,726	18,187	28,073
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2024 and March 31, 2024, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our acquisition of Vapor Power, as discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	September 30, 2024		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$8,998	$8,998	$8,384	$8,384	Level 1 - Active Markets
Foreign currency contract forwards assets	49	49	7	7	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$5,000	$5,000	$5,000	$5,000	Level 2 - Market Approach
Outstanding principal amount of senior secured credit facility	160,750	159,946	167,500	167,081	Level 2 - Market Approach
Deferred compensation plan liabilities	8,197	8,197	7,574	7,574	Level 1 - Active Markets
Foreign currency contract forwards liabilities	(15)	(15)	23	23	Level 2 - Market Approach
At September 30, 2024 and March 31, 2024, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to acquisition accounting.

Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at September 30, 2024 and March 31, 2024 were $8,998 and $8,384, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $8,197 and $7,574 included in “Other non-current liabilities” in the condensed consolidated balance sheets at September 30, 2024 and March 31, 2024, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statements of operations and comprehensive income, and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $434 and $(247) for the three months ended September 30, 2024 and 2023, respectively, and $537 and $26 for the six months ended September 30, 2024 and 2023, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income. Our unrealized losses/(gains) on investments were $(435) and $234, for the three months ended September 30, 2024 and 2023, respectively, and $(528) and $(50) for the six months ended September 30, 2024 and 2023, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income. These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2024 and March 31, 2024, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2024	March 31, 2024
Euro	$10,044	$—
Canadian Dollar	1,000	2,500
Mexican Peso	—	3,000
Australian Dollar	—	500
British Pound Sterling	700	1,000
Total notional amounts	$11,744	$7,000
In the three months ended September 30, 2024 and 2023, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income were gains of $32 and losses of $(148), respectively. For the six months ended September 30, 2024 and 2023, losses were $(56) and gains were $28, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three months ended September 30, 2024 and 2023, our net foreign currency transactions resulted in gains of $130 and losses $(38), respectively. In the six months ended September 30, 2024 and 2023, our net foreign currency transactions resulted in gains of $158 and losses of $(13).
4. Restructuring and Other Charges
Fiscal 2025 charges
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation, that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we are moving certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, will allow us to streamline certain operations, reduce our manufacturing footprint, and position us for more profitable growth. As a result, we recorded $614 and $2,723 in Restructuring and other charges, for the three and six months ended September 30, 2024, respectively. Additionally, $2,115 of related land and building net book value qualified as assets held-for-sale in the three months ended September 30, 2024. As a result, we reclassified this amount to Prepaid expenses and other current assets from Property, plant and equipment, net at September 30, 2024.
Fiscal 2024 charges
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in its Russian subsidiary. On January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. In fiscal 2023, we moved the assets related to our Russian subsidiary into a separate asset group deemed as "assets held-for-sale," and wrote down the related net assets to a nominal value. In the three and six month ended September 30, 2023, we recognized total charges related to the Russia Exit of $304 and $885, recorded to "Restructuring and other charges" on our condensed consolidated statements of operations and comprehensive income.
Restructuring and other charges by reportable segment is as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
United States and Latin America	$614	$—	$1,329	$—
Canada	—	—	1,394	—
Europe, Middle East and Africa	—	304	—	885
Asia-Pacific	—	—	—	—
Restructuring and other charges	$614	$304	$2,723	$885
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and six months ended September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Basic net income per common share
Net income	$9,494	$14,730	$18,005	$25,668
Weighted-average common shares outstanding	33,793,583	33,688,514	33,775,253	33,748,425
Basic net income per common share	$0.28	$0.44	$0.53	$0.76

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Diluted net income per common share
Net income	$9,494	$14,730	$18,005	$25,668
Weighted-average common shares outstanding	33,793,583	33,688,514	33,775,253	33,748,425
Common share equivalents:
Stock options	34,090	29,108	34,090	25,209
Restricted and performance stock units	315,730	409,262	286,706	320,157
Weighted average shares outstanding – dilutive (1)	34,143,403	34,126,884	34,096,049	34,093,791
Diluted net income per common share	$0.28	$0.43	$0.53	$0.75
(1) For the three months ended September 30, 2024 and 2023, zero and zero, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the six months ended September 30, 2024 and 2023, zero and 1,633 were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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
6. Inventories
Inventories consisted of the following:

	September 30, 2024	March 31, 2024
Raw materials	$60,519	$58,197
Work in process	9,256	5,339
Finished goods	27,220	26,552
Inventories, gross	96,995	90,088
Valuation reserves	(3,399)	(3,767)
Inventories, net	$93,596	$86,321
7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of September 30, 2024, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2024	$133,095	$112,846	$18,532	$6,313	$270,786
Goodwill acquired(1)	(2,320)	—	—	—	(2,320)
Foreign currency translation impact	—	235	633	179	1,047
Balance as of September 30, 2024	$130,775	$113,081	$19,165	$6,492	$269,513
(1) Refer to Note 2, "Acquisition," for more information on the goodwill acquired and the related measurement period adjustment regarding our acquisition of Vapor Power.
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2024	Accumulated Amortization	Net Carrying Amount at September 30, 2024	Gross Carrying Amount at March 31, 2024	Accumulated Amortization	Net Carrying Amount at March 31, 2024
Products	$61,634	$(42,630)	$19,004	$61,505	$(39,466)	$22,039
Trademarks	54,533	(3,217)	51,316	54,158	(2,650)	51,508
Developed technology	28,374	(8,286)	20,088	28,288	(7,372)	20,916
Customer relationships	136,553	(107,351)	29,202	136,088	(104,699)	31,389
Certifications	433	—	433	429	—	429
Other	1,280	(597)	683	1,280	(469)	811
Total	$282,807	$(162,081)	$120,726	$281,748	$(154,656)	$127,092

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2024	March 31, 2024
Accrued employee compensation and related expenses	$13,773	$17,319
Accrued interest	847	494
Warranty reserves	1,885	978
Professional fees	3,010	2,912
Sales taxes payable	3,594	3,564
Accrued litigation payable	983	1,356
Other	3,344	5,001
Total accrued current liabilities	$27,436	$31,624

9. Debt
Long-term debt consisted of the following:

	September 30, 2024	March 31, 2024
U.S. Term Loan Facility due September 2026, net of deferred debt issuance costs of $175 and $226 as of September 30, 2024, and March 31, 2024, respectively	$64,325	$67,274
Incremental Term Loan A due September 2026, net of deferred debt issuance costs of $531 and $692 of September 30, 2024, and March 31, 2024, respectively	95,719	99,308
Total term debt	$160,044	$166,582
Less current portion	(16,875)	(14,625)
Total long-term debt	$143,169	$151,957
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
Financial Covenants
In connection with the Credit Agreement, the Company is required, on a consolidated basis, to maintain certain financial covenant ratios. On the last day of any period of four fiscal quarters ended during a period set forth below, the Company must maintain a consolidated leverage ratio that does not exceed the ratios for such period set forth below (each of which ratios may be increased by 0.50:1.00 for each of the four fiscal quarters following certain acquisitions at the election of the U.S. Borrower):

Fiscal Quarter Ended	Consolidated Leverage Ratio
December 31, 2022, and each fiscal quarter thereafter	3.50:1.00
In addition, on the last day of any period of four fiscal quarters ended on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of September 30, 2024, we were in compliance with all financial covenants of the Credit Agreement.
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
    At September 30, 2024, we had $5,000 in outstanding borrowings under the Revolving Credit Facility. We had $92,774 of available borrowing capacity thereunder after taking into account the borrowing base and $2,226 of outstanding letters of credit and the outstanding borrowings under the Revolving Credit Facility as of September 30, 2024. The Term Loans bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on September 30, 2024 were 6.55% for the U.S. Term Loan Facility, 6.93% for the 2023 Incremental U.S. Term Loan Facility, and 6.60% for the U.S. Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income.
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2024, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 8, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
Letters of Credit and Bank Guarantees
At September 30, 2024, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $13,683. Of this amount, $831 is secured by cash deposits at the Company’s financial institutions and an additional $2,226 represents a reduction of the available amount of the Company's revolving credit facility. In addition to the arrangements totaling $13,683, our Indian subsidiary also has $4,332 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
11. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location as well as revenue recognized at a point-in-time and revenues recognized over time, as we believe these best depict the nature of our sales and the regions in which those sales are earned and managed.
Revenue recognized at a point-in-time occurs based on when control transfers to the customer and is generally related to our product sales. Moreover, point-in-time revenue does not typically require engineering or installation services. Revenue recognized over time occurs on our projects where engineering or installation services, or a combination of the two, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of service to the customer.
Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$44,606	$14,258	$58,864	$31,744	$32,053	$63,797
Canada	26,433	10,438	36,871	25,625	10,524	36,149
Europe, Middle East and Africa	4,954	4,074	9,028	7,819	5,588	13,407
Asia-Pacific	6,286	3,599	9,885	7,447	2,859	10,306
Total revenues	$82,279	$32,369	$114,648	$72,635	$51,024	$123,659

	Six months ended September 30, 2024			Six months ended September 30, 2023
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$89,014	$29,834	$118,848	$61,635	$55,659	$117,294
Canada	48,041	27,175	75,216	50,147	21,325	71,472
Europe, Middle East and Africa	9,567	7,303	16,870	13,212	9,876	23,088
Asia-Pacific	12,423	6,417	18,840	12,786	5,908	18,694
Total revenues	$159,045	$70,729	$229,774	$137,780	$92,768	$230,548
Performance Obligations
    We have elected the practical expedient to disclose only the value of performance obligations for contracts with an original expected length of one year or more, which was $19,834 as of September 30, 2024. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within the next 12 months.
Contract Assets and Liabilities
    As of September 30, 2024 and March 31, 2024, contract assets were $15,582 and $16,690, respectively. As of September 30, 2024 and March 31, 2024, contract liabilities were $13,402 and $20,531, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.

12. Income Taxes
Our effective income tax rate was 25.0% and 23.8% for the six months ended September 30, 2024 and 2023, respectively. The effective income tax rate for the six months ended September 30, 2024 includes an accrual for withholding tax on expected repatriations of earning from our Canadian subsidiary. Previously, our Canadian earnings were deemed to be permanently reinvested.
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
As of September 30, 2024, we anticipate that it is reasonably possible that our uncertain tax positions of $1,093, including interest and penalties, may be released in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations. As of September 30, 2024, the tax years for the fiscal years ended March 31, 2019 through March 31, 2024, remain open to examination by the major taxing jurisdictions.
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
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, and income from operations for each of our four reportable segments are as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Sales to external customers:
United States and Latin America	$58,864	$63,797	$118,848	$117,294
Canada	36,871	36,149	75,216	71,472
Europe, Middle East and Africa	9,028	13,407	16,870	23,088
Asia-Pacific	9,885	10,306	18,840	18,694
	$114,648	$123,659	$229,774	$230,548
Inter-Segment sales:
United States and Latin America	$12,302	$11,269	$23,410	$19,650
Canada	3,520	3,851	7,068	8,583
Europe, Middle East and Africa	480	286	897	675
Asia-Pacific	384	422	815	1,533
	$16,686	$15,828	$32,190	$30,441
Depreciation expense:
United States and Latin America	$1,232	$1,108	$2,467	$2,164
Canada	834	937	1,668	1,848
Europe, Middle East and Africa	49	51	98	98
Asia-Pacific	56	40	105	78
	$2,171	$2,136	$4,338	$4,188
Amortization expense:
United States and Latin America	$1,653	$449	$3,306	$1,060
Canada	1,716	1,745	3,427	3,488
Europe, Middle East and Africa	22	22	44	44
Asia-Pacific	11	11	22	22
	$3,402	$2,227	$6,799	$4,614
Income from operations:
United States and Latin America	$6,578	$12,009	$13,042	$24,290
Canada	8,670	7,520	15,938	11,058
Europe, Middle East and Africa	1,367	2,333	1,709	2,667
Asia-Pacific	622	1,769	1,836	2,676
Unallocated:
Stock compensation	(1,511)	(1,450)	(2,576)	(2,688)
Public company costs	(523)	(497)	(1,011)	(905)
	$15,203	$21,684	$28,938	$37,098
The following table presents a reconciliation of Income from operations to Income before provision for income taxes:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Income from operations	$15,203	$21,684	$28,938	$37,098
Other income/(expenses):
Interest expense, net	(2,790)	(1,925)	(5,637)	(3,509)
Other income/(expense)	563	(267)	706	74
Income before provision for income taxes	$12,976	$19,492	$24,007	$33,663

14. Subsequent Events
On October 2, 2024, we acquired Fabbrica Apparecchiature Termoelettriche Industriali S.r.L. ("F.A.T.I."), an Italian-based manufacturer of electric heaters for industrial use. F.A.T.I. has been a prominent player in the electric heating industry for nearly 80 years, serving diverse sectors like oil & gas, pharmaceuticals, and renewables.
The acquisition expands our product portfolio and geographical reach, particularly in Europe and Asia, aligning with the company's goals of growth through decarbonization and electrification. The purchase price of €12,500, or approximately $13,800, was funded with cash on hand and includes F.A.T.I.'s manufacturing facility in Milan, which enhances our global production capabilities. The acquisition is expected to strengthen our market position worldwide.
On October 21, 2024, we signed a sale agreement with a third party buyer to sell our facility in Denver, Colorado, pursuant to our cost-cutting and operational excellence efforts previously disclosed. Refer to Note 4, "Restructuring and Other Charges" for more information. The agreed-upon sale price of the facility, which includes manufacturing and back-office space as well as land, is approximately $6,000. The net book value of the related assets are $2,000. As of September 30, 2024, the relevant assets were classified as assets held-for-sale and included in Prepaid expenses and other current assets. We expect the closing of the transaction will occur in December 2024, subject to customary closing conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2024 and 2023 to help provide an understanding of our financial condition, changes in our financial condition, and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2024 and 2023 as "Interim 2025" and "Interim 2024," respectively and the six month periods ended September 30, 2024 and 2023 as "YTD 2025" and "YTD 2024." The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of our key end markets and related capital investments; (iii) our ability to operate successfully in foreign countries; (iv) the outbreak of a global pandemic; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks and incidents; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) changes in government administrative policy; (xxx) environmental and health and safety laws and regulations as well as environmental liabilities; (xxxi) climate change and related regulation of greenhouse gases; and (xxxii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2024, and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our 11 manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2025 and YTD 2024., approximately 50% and 52%, respectively, of our revenues were generated from outside of the United States.
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
We believe that our pipeline of planned projects, in addition to our backlog of written contractual commitments received from customers, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at September 30, 2024, was $214.9 million, as compared to $186.1 million at March 31, 2024. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.

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
We tend to experience lower margins from our design optimization, engineering, installation and maintenance services, which are typically large projects tied to our customers' capex budgets and are comprised of more than $0.5 million in total revenue. For clarity, we will refer to these as "Over time large projects." Our results of operations in recent years have been impacted by the various construction phases of Over time large projects. We are typically designated as the heating solutions provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heating solutions throughout the overall project. Our largest projects may generate revenue for several quarters. In the early stages of an Over time large project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heating solutions, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heating solutions, which we frequently outsource from third-party manufacturers.
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Point in time	72%	59%	69%	60%
Over time:	28%	41%	31%	40%
Small projects	13%	13%	16%	13%
Large projects	15%	28%	15%	27%
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
Our turnkey projects and certain other projects typically offer our customers a comprehensive heating solution from the initial planning stage through engineering/design, manufacture, installation and final proof-of-performance and acceptance testing. Turnkey services also include project planning, product supply, system integration, commissioning and ongoing maintenance. Fixed fee projects, containing multiple deliverables, are customer specific, do not have an alternative use and have an enforceable right to payment, and thus are treated as a single performance obligation with revenues recognized over time as work progresses.
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
Recent Developments
On October 2, 2024, we acquired Fabbrica Apparecchiature Termoelettriche Industriali S.r.L. ("F.A.T.I."), an Italian-based manufacturer of electric heaters for industrial use. F.A.T.I. has been a prominent player in the electric heating industry for nearly 80 years, serving diverse sectors like oil & gas, pharmaceuticals, and renewables. Refer to Note 14, "Subsequent Events" for more information.
During the three months ended September 30, 2024, we incurred $0.6 million of Restructuring and other charges related to our cost-cutting initiatives previously disclosed. Refer to Note 4, "Restructuring and Other Charges" for more information.

Results of Operations - Three-month periods ended September 30, 2024 and 2023
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended September 30,		Increase/(Decrease)
	2024	2023	$	%
Condensed Consolidated Statements of Operations:
Sales	$114,648	$123,659	$(9,011)	(7)%
Cost of sales	63,736	69,201	(5,465)	(8)%
Gross profit	50,912	54,458	(3,546)	(7)%
Operating expenses:
Selling, general and administrative expenses	31,259	30,490	769	3%
Deferred compensation plan expense/(income)	434	(247)	681	(276)%
Amortization of intangible assets	3,402	2,227	1,175	53%
Restructuring and other charges	614	304	310	102%
Income from operations	15,203	21,684	(6,481)	(30)%
Other income/(expenses):
Interest expense, net	(2,790)	(1,925)	(865)	45%
Other income/(expense)	563	(267)	830	(311)%
Income before provision for income taxes	12,976	19,492	(6,516)	(33)%
Income tax expense	3,482	4,762	(1,280)	(27)%
Net income	$9,494	$14,730	$(5,236)	(36)%

As a percent of sales:			Change in basis points
Gross profit	44.4%	44.0%	40 bps
Selling, general and administrative expenses	27.3%	24.7%	260 bps
Income from operations	13.3%	17.5%	-420 bps
Net income	8.3%	11.9%	-360 bps

Effective tax rate	26.8%	24.4%	240 bps
Three Months Ended September 30, 2024 (“Interim 2025”) Compared to the Three Months Ended September 30, 2023 (“Interim 2024”)
Revenues. Revenues decreased in Interim 2025 compared to Interim 2024, across all reportable segments except Canada. Excluding our acquisition of Vapor Power, whose revenue is mostly within our US-LAM segment, revenues declined 17%. The decline in organic revenue is largely attributable to softness in Over time revenue, namely revenue associated with large projects, and primarily within our US-LAM segment.
Point in time sales increased, mainly in our US-LAM segment, supported by our acquisition of Vapor Power in the fourth quarter of fiscal 2024, which added $12.1 million to Interim 2025. Absent Vapor Power, point in time sales contracted 3% versus Interim 2024. Point in time revenues in Interim 2025 were $82.3 million, or 72% of total sales, and Over time revenues were $32.4 million, or 28% of total sales. This compares to 59% Point in time revenues and 41% Over time revenues in Interim 2024.
Over time sales, which are generally tied to our customers' capital expenditures, decreased 37%, due to markedly less activity coming from large customer projects, especially in our US-LAM segment. All segments delivered lower Over time sales except for APAC, which was slightly ahead of Interim 2024.
Refer to the "Overview" section above for definitions of Point in time and Over time revenue. Separately, foreign exchange rates negatively impacted revenues in Interim 2025 by approximately $0.7 million, net as the U.S. dollar strengthened relative to certain of the Company's foreign currency-denominated operations.

Gross profit and margin. Gross profit decreased compared to Interim 2024 owing to lower sales activity. However, our margins benefited from an increased mix of point in time revenue during the quarter, which carries higher gross margins. Additionally, our point in time revenue margins improved relative to Interim 2024. These increases were partially offset by comparatively lower margins in our projects business.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2025 was driven by incremental expenses from our Vapor Power Acquisition, though largely muted by the reduction in force within our organic business which was enacted in April 2024. Furthermore, we continue to invest in our strategic initiatives of decarbonization, diversification and digitization. SG&A as a percent of sales was 27.3% in Interim 2025 versus 24.7% in Interim 2024. The higher percentage is partly due to comparatively lower sales on a relatively fixed cost base.
Deferred compensation plan expense/(income). The change in deferred compensation plan expense/(income) in Interim 2025 is attributable to market fluctuations in the underlying balances owed to employees as compared to Interim 2024. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Amortization of intangible assets. Amortization of intangible assets in Interim 2025 increased when compared to Interim 2024 primarily related to intangibles assets associated our Vapor Power Acquisition. Refer to Note 2, "Acquisition" for more information.
Restructuring and other charges. Restructuring and other charges were $0.6 million in Interim 2025 and $0.3 million in Interim 2024. The Company enacted a reduction in force plan as well as a consolidation of production lines from its Denver manufacturing facility to its San Marcos manufacturing facility as part of certain cost-cutting measures and operational excellence efforts beginning in fiscal 2025. Refer to Note 4, "Restructuring and Other Charges" for more information.
Interest expense, net. The increase in interest expense is primarily due to a higher average outstanding principal balance during Interim 2025 ($167 million versus $112 in Interim 2024), and also a higher average interest rate in Interim 2025 (6.83% versus 6.57%). See Note 9, "Debt," for additional information on our long-term debt.
Other income/(expense). The change in Other income/(expense) in Interim 2025 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income tax expense. Income tax expense was $3.5 million in Interim 2025 on pre-tax income of $13.0 million compared to income tax expense of $4.8 million in Interim 2024 on pre-tax income of $19.5 million. Our effective tax rate was 26.8% and 24.4% in Interim 2025 and Interim 2024, respectively. Our effective tax rate in Interim 2025 is higher due to the anticipated withholding tax associated with expected repatriations of earnings from our Canadian subsidiary. Previously, our Canadian earnings were deemed to be permanently reinvested. Refer to Note 12, “Income Taxes,” for additional detail.

Results of Operations - Six-month periods ended September 30, 2024 and 2023
The following table sets forth our unaudited condensed consolidated statements of operations for the six months ended September 30, 2024 and 2023, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Six Months Ended September 30,		Increase/(Decrease)
	2024	2023	$	%
Condensed Consolidated Statements of Operations:
Sales	$229,774	$230,548	$(774)	—%
Cost of sales	128,430	128,781	(351)	—%
Gross profit	101,344	101,767	(423)	—%
Operating expenses:
Selling, general and administrative expenses	62,347	59,144	3,203	5%
Deferred compensation plan expense	537	26	511	1965%
Amortization of intangible assets	6,799	4,614	2,185	47%
Restructuring and other charges	2,723	885	1,838	208%
Income from operations	28,938	37,098	(8,160)	(22)%
Other income/(expenses):
Interest expense, net	(5,637)	(3,509)	(2,128)	61%
Other income	706	74	632	854%
Income before provision for income taxes	24,007	33,663	(9,656)	(29)%
Income tax expense	6,002	7,995	(1,993)	(25)%
Net income	$18,005	$25,668	$(7,663)	(30)%

As a percent of sales:			Change in basis points
Gross profit	44.1%	44.1%	0 bps
Selling, general and administrative expenses	27.1%	25.7%	140 bps
Income from operations	12.6%	16.1%	-350 bps
Net income	7.8%	11.1%	-330 bps

Effective tax rate	25.0%	23.8%	120 bps
Six Months Ended September 30, 2024 (“YTD 2025”) Compared to the Six Months Ended September 30, 2023 (“YTD 2024”)
Revenues. Revenue decreased slightly in YTD 2025 compared to YTD 2024 due to a significant decrease in Over time sales, or project sales, largely offset by the contribution from Vapor Power. Absent Vapor Power, our revenue declined 12% comparatively.
Point in time sales increased, most notably in our US-LAM segment, supported by our acquisition of Vapor Power in the fourth quarter of fiscal 2024, which added $25.9 million to YTD 2025. Absent Vapor Power, point in time sales contracted 3% versus YTD 2025. Point in time revenues in YTD 2025 were $159.0 million, or 69% of total sales, and Over time revenues were $70.7 million, or 31% of total sales. This compares to 60% Point in time revenues and 40% Over time revenues in YTD 2024.
Over time sales, which are typically tied to our customers' capital expenditures, decreased 24%, due to markedly less activity coming from large customer projects, especially in our US-LAM segment and EMEA segments. Canada and APAC delivered higher Over-time sales as compared to YTD 2024, which partially offset the overall decline in over time sales.
With respect to our reportable segment performance, EMEA decreased $6.2 million, or 27%, while Canada increased $3.7 million, or 5%, US-LAM revenue increased $1.6 million, or 1%, and APAC increased $0.1 million, or 1%. Separately, revenue was negatively impacted in YTD 2025 by foreign exchange rates of approximately $1.9 million as the U.S. dollar strengthened relative to the Company's foreign currency-denominated operations.

Refer to the "Overview" section above for definitions of Point in time and Over time revenue.
Gross profit and margin. Gross profit decreased $0.4 million on lower sales volumes. Although we shifted towards relatively more profitable Point in time sales in YTD 2025 compared to YTD 2024, we also recognized lower margins in a few large projects with higher labor content that diluted margins in Over time sales. This offset the positive impact we recognized through higher Point in time sales margins.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.2 million in YTD 2025 compared to YTD 2024 driven mainly by higher compensation expenses coming from the Vapor Power Acquisition as well as investments in our decarbonization, diversification and digitization strategy, while our recent reduction in force helped to control fixed costs given the reduced sales activity in our organic business. As a result, SG&A as a percent of sales increased 140 bps.
Deferred compensation plan expense. Deferred compensation plan expense/(income) incurred higher expense in YTD 2025 compared to YTD 2024 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense), where the Company recorded market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Restructuring and other charges. Restructuring and other charges was $2.7 million in YTD 2025 and $0.9 million in YTD 2024. The increase in activity in YTD 2025 is related to a reduction in force plan as well as a consolidation of production lines from its Denver manufacturing facility to the San Marcos manufacturing facility as part of certain cost-cutting measures and operational excellence efforts. Refer to Note 4, "Restructuring and Other Charges" for more information.
Amortization of intangible assets. Amortization of intangible assets increased when compared to YTD 2024 primarily related to intangibles assets associated with our Vapor Power Acquisition. Refer to Note 2, "Acquisition" for more information.
Interest expense, net. Interest expense, net increased in YTD 2025 as compared to YTD 2024 due primarily to a higher average debt balance ($169 million in YTD 2025 versus $112 million in YTD 2024) and higher average interest rates (6.95% in YTD 2025 versus 6.48% in YTD 2024). Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income. The change in Other income in YTD 2025 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense as noted above.
    Income taxes. Income tax expense was $6.0 million in YTD 2025 on pre-tax income of $24.0 million compared to income tax expense of $8.0 million in YTD 2024 on pre-tax income of $33.7 million, a decrease of $2.0 million in income tax expense. Our effective tax rate was 25.0% and 23.8% in YTD 2025 and YTD 2024, respectively. The Company's effective tax rate was impacted by discrete tax items such as realized stock compensation and the foreign exchange impact of certain deferred tax matters, as well as anticipated withholding tax associated with expected repatriations of earnings from our Canadian subsidiary. Previously, our Canadian earnings were deemed to be permanently reinvested. Refer to Note 12, “Income Taxes,” for additional detail.
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
At September 30, 2024, we had $37.0 million in cash and cash equivalents and $92.8 million available under our revolving line of credit facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $7.3 million, or 20%, of these amounts were held in domestic accounts with various institutions and approximately $29.7 million, or 80%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends or debt reduction in Canada. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
Generally, we seek to maintain a cash and cash equivalents balance between $30.0 and $40.0 million. We will encounter periods where we may be above or below this range, due to, for example, inventory buildup for anticipated seasonal demand in fall and winter months, related cash receipts from credit sales in months that follow, debt maturities, restructuring activities, larger capital investments, severe and/or protracted economic downturns, acquisitions, or some combination of the above activities. The Company continues to manage its working capital requirements effectively through optimizing inventory levels, doing business with credit-worthy customers, and extending payment terms with its supplier base.
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our revolving credit facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had $5.0 million of borrowings outstanding on our revolving credit facility at September 30, 2024. Although subject to change and not required by our Credit Facility, we intend to pay back the outstanding balance within the next twelve months.
We expect our capital expenditures to be approximately 2.5% to 3.0% of revenue in fiscal 2025. Additionally, we expect to pay $16.9 million in principal payments on our long-term debt, as well as $3.3 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $3.3 million, mostly related to long-term information technology contracts, of which $2.6 million is due within the next twelve months.
Discussion and Analysis of Cash Flows

	Six months ended September 30,
	2024	2023	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$21,221	$4,260	$16,961
Investing activities	(5,749)	(5,574)	(175)
Financing activities	(13,659)	(4,596)	(9,063)

Free Cash Flow:(1)
Cash provided by operating activities	$21,221	$4,260	$16,961
Less: Cash used for purchases of property, plant, and equipment	(5,785)	(5,608)	(177)
Plus: Sales of rental equipment	36	34	2
Free Cash Flow	$15,472	$(1,314)	$16,786
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
Operating Cash Flows
Operating cash flows increased in YTD 2025 as compared to YTD 2024 primarily due to changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and the like. This provided a net source of cash of approximately $21.4 million. Also contributing to the higher operating cash flows in YTD 2025 was non-cash operating activities of $3.2 million, such as increased depreciation. These sources of cash were partially offset by comparatively lower net income in YTD 2025 of $7.7 million
Investing Cash Flows
Cash used in investing activities increased in YTD 2025 as compared to YTD 2024 primarily due to higher purchases of property, plant and equipment of approximately $0.2 million.
Financing Cash Flows
Cash used in financing activities increased in YTD 2025 versus YTD 2024 primarily due to increased payments on current debt, as well as increased repurchases of Company stock stemming from employee stock units on vesting and purchases as part of our share repurchase program.
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
Free Cash Flow totaled $15.5 million for YTD 2025 as compared to $(1.3) million for YTD 2024, the drivers of which are explained above under "Discussion and Analysis of Cash Flows."
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during fiscal 2025. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024, for further details.
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 50% of our YTD 2025 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2025, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $1.3 million for YTD 2025. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $1.5 million for YTD 2025. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.1 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.1 million increase in net income for YTD 2025.
The countries outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income were losses of $0.2 million and a nominal amount in YTD 2025 and YTD 2024, respectively.
As of September 30, 2024, we had approximately $11.7 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $1.9 million in YTD 2025 when compared to foreign exchange translation rates that were in effect in YTD 2024. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $1.7 million and losses of $3.4 million in YTD 2025 and YTD 2024, respectively. The changes are due to the weakening of the U.S. dollar relative to the Company's other primary operating currencies in YTD 2025 relative to YTD 2024. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income. Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income.

    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR rate. As of September 30, 2024, we had $160.8 million of outstanding principal under our Term Loan Facilities and $5.0 million in borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on September 30, 2024 were 6.55% for the U.S. Term Loan Facility, 6.93% for the 2023 Incremental U.S. Term Loan Facility, and 6.60% for the U.S. Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.6 million increase or decrease, as applicable, in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended September 30, 2024. Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs
July 1 through July 31, 2024	25,277	$31.60	25,277
August 1 through August 31, 2024	22,618	30.11	22,618
September 1 through September 30, 2024	27,857	29.10	27,857
Total	75,752	$30.35	75,752
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
During the three months ended September 30, 2024, we purchased 75,752 shares at a weighted average price of $30.35. As of September 30, 2024, we have $45.9 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits

See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of August 26, 2024*

31.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jan Schott, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Jan Schott, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 7, 2024	By:	/s/ Jan L. Schott
	Name:	Jan L. Schott
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

THERMON GROUP HOLDINGS, INC. (registrant)
By:	/s/ Greg Lucas
Name:	Greg Lucas
Title:	Vice President, Chief Accounting Officer (Principal Accounting Officer)