Form 10-Q
period 2024-12-31
Thermon Group Holdings, Inc.
filed 2025-02-06
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 5, 2025, the registrant had 33,690,119 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2024

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,744	$48,631
Accounts receivable, net of allowances of $1,227 and $1,428 as of December 31, 2024 and March 31, 2024, respectively	114,588	107,318
Inventories, net	92,312	86,321
Contract assets	16,052	16,690
Prepaid expenses and other current assets	18,030	14,010
Income tax receivable	501	1,630
Total current assets	$280,227	$274,600
Property, plant and equipment, net of depreciation and amortization of $75,133 and $73,422 as of December 31, 2024 and March 31, 2024, respectively	71,064	68,335
Goodwill	263,549	270,786
Intangible assets, net	118,123	127,092
Operating lease right-of-use assets	11,919	13,613
Deferred income taxes	2,216	1,074
Other non-current assets	16,293	12,240
Total assets	$763,391	$767,740
Liabilities
Current liabilities:
Accounts payable	$29,697	$31,396
Accrued liabilities	32,450	31,624
Current portion of long-term debt	18,000	14,625
Borrowings under revolving credit facility	—	5,000
Contract liabilities	20,571	20,531
Lease liabilities	3,579	3,273
Income taxes payable	5,380	2,820
Total current liabilities	$109,677	$109,269
Long-term debt, net	134,767	151,957
Deferred income taxes	9,577	9,439
Non-current lease liabilities	10,552	12,635
Other non-current liabilities	10,133	9,553
Total liabilities	$274,706	$292,853
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 shares authorized; 33,926,899 issued and 33,708,475 outstanding, and 33,730,243 issued and 33,722,225 outstanding at December 31, 2024 and March 31, 2024, respectively	$34	$34
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	245,211	243,555
Treasury stock	(6,440)	(250)
Accumulated other comprehensive loss	(75,448)	(57,235)
Retained earnings	325,328	288,783
Total equity	$488,685	$474,887
Total liabilities and equity	$763,391	$767,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Sales	$134,353	$136,427	$364,127	$366,975
Cost of sales	72,232	79,017	200,662	207,798
Gross profit	62,121	57,410	163,465	159,177
Operating expenses:
Selling, general and administrative expenses	34,123	31,853	96,470	90,997
Deferred compensation plan expense/(income)	(122)	651	415	677
Amortization of intangible assets	3,463	2,121	10,262	6,735
Restructuring and other charges/(income)	(3,029)	1,336	(306)	2,221
Income from operations	27,686	21,449	56,624	58,547
Other income/(expenses):
Interest expense, net	(2,535)	(1,754)	(8,172)	(5,263)
Other income/(expense)	(126)	653	580	727
Income before provision for income taxes	25,025	20,348	49,032	54,011
Income tax expense	6,486	4,511	12,488	12,506
Net income	$18,539	$15,837	$36,544	$41,505
Comprehensive income/(loss):
Net income	$18,539	$15,837	$36,544	$41,505
Foreign currency translation adjustment	(19,999)	8,072	(18,291)	4,684
Other miscellaneous income/(expense)	116	(69)	78	(5)
Comprehensive income/(loss)	$(1,344)	$23,840	$18,331	$46,184
Net income per common share:
Basic	$0.55	$0.47	$1.08	$1.22
Diluted	$0.54	$0.46	$1.07	$1.21
Weighted-average shares used in computing net income per common share:
Basic	33,709,174	33,703,845	33,753,085	33,946,201
Diluted	34,091,732	34,201,525	34,089,732	34,324,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock as deferred compensation to employees	56,614	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,241	—	—	—	—	—	—
Stock compensation expense	—	—	1,065	—	—	—	1,065
Repurchase of employee stock units on vesting	—	—	(2,995)	—	—	—	(2,995)
Repurchase of shares under authorized program	(49,341)	—	—	(1,579)	—	—	(1,579)
Net income	—	—	—	—	8,511	—	8,511
Foreign currency translation adjustment	—	—	—	—	—	(3,879)	(3,879)
Other	—	—	1	—	—	(31)	(30)
Balances at June 30, 2024	33,824,521	$34	$241,626	$(1,829)	$297,294	$(61,145)	$475,980
Issuance of common stock as deferred compensation to employees	924	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,586	—	—	—	—	—	—
Stock compensation expense	—	—	1,511	—	—	—	1,511
Repurchase of employee stock units on vesting	—	—	(18)	—	—	—	(18)
Repurchase of shares under authorized program	(75,752)	—	—	(2,260)	—	—	(2,260)
Net income	—	—	—	—	9,494	—	9,494
Foreign currency translation adjustment	—	—	—	—	—	5,587	5,587
Other	—	—	—	—	—	(7)	(7)
Balances at September 30, 2024	33,755,279	$34	$243,119	$(4,089)	$306,788	$(55,565)	$490,287
Issuance of common stock in exercise of stock options	33,573	—	632	—	—	—	632
Issuance of common stock as deferred compensation to employees	911	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	4,025	—	—	—	—	—	—
Stock compensation expense	—	—	1,470	—	—	—	1,470
Repurchase of employee stock units on vesting	—	—	(10)	—	—	—	(10)
Repurchase of shares under authorized program	(85,763)	—	—	(2,351)	—	—	(2,351)
Net income	—	—	—	—	18,539	—	18,539
Foreign currency translation adjustment	—	—	—	—	—	(19,999)	(19,999)
Other	—	—	—	—	1	116	117
Balances at December 31, 2024	33,708,025	$34	$245,211	$(6,440)	$325,328	$(75,448)	$488,685

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2023	33,508,076	$33	$239,860	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to employees	73,345	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	93,826	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,718	—	—	—	—	—
Stock compensation expense	—	—	1,238	—	—	1,238
Repurchase of employee stock units on vesting	—	—	(1,685)	—	—	(1,685)
Net income	—	—	—	10,938	—	10,938
Foreign currency translation adjustment	—	—	—	—	4,457	4,457
Other	—	—	—	—	13	13
Balances at June 30, 2023	33,680,965	$33	$239,413	$248,133	$(53,630)	$433,949
Issuance of common stock as deferred compensation to employees	2,550	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,197	—	—	—	—	—
Stock compensation expense	—	—	1,450	—	—	1,450
Repurchase of employee stock units on vesting	—	—	(30)	—	—	(30)
Net income	—	—	—	14,730	—	14,730
Foreign currency translation adjustment	—	—	—	—	(7,845)	(7,845)
Other	—	1	—	—	51	52
Balances at September 30, 2023	33,690,712	$34	$240,833	$262,863	$(61,424)	$442,306
Issuance of common stock as deferred compensation to employees	14,839	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	6,048	—	—	—	—	—
Stock compensation expense	—	—	1,444	—	—	1,444
Repurchase of employee stock units on vesting	—	—	(165)	—	—	(165)
Net income	—	—	—	15,837	—	15,837
Foreign currency translation adjustment	—	—	—	—	8,072	8,072
Other	—	—	(1)	1	(69)	(69)
Balances at December 31, 2023	33,711,599	$34	$242,111	$278,701	$(53,421)	$467,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Operating activities
Net income	$36,544	$41,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,761	13,075
Amortization of deferred debt issuance costs	369	236
Stock compensation expense	4,046	4,132
Deferred income taxes	(2,277)	(1,817)
Remeasurement (gain)/loss on intercompany balances	937	(836)
Changes in operating assets and liabilities:
Accounts receivable	(9,703)	(12,305)
Inventories	(4,494)	(5,329)
Contract assets and liabilities	(2,117)	(3,343)
Other current and non-current assets	(10,448)	(2,914)
Accounts payable	(2,437)	(1,793)
Accrued liabilities and non-current liabilities	261	(2,103)
Income taxes payable and receivable	3,618	80
Net cash provided by operating activities	$31,060	$28,588
Investing activities
Purchases of property, plant and equipment	(7,178)	(7,882)
Sale of property, plant and equipment	5,759	—
Sale of rental equipment	63	75
Cash paid for acquisitions, net of cash acquired	(9,963)	(100,472)
Net cash used in investing activities	$(11,319)	$(108,279)
Financing activities
Proceeds from revolving credit facility	5,000	18,000
Payments on revolving credit facility	(10,000)	—
Proceeds from long-term debt	—	100,000
Payments on long-term debt	(14,125)	(17,778)
Issuance costs associated with revolving line of credit and long-term debt	—	(659)
Proceeds from option exercises	632	—
Repurchase of employee stock units on vesting	(3,022)	(1,880)
Repurchase of shares under authorized program	(6,189)	—
Payments on finance leases	(118)	(145)
Net cash provided by/(used in) financing activities	$(27,822)	$97,538
Less: Net change in cash balances classified as assets held-for-sale	—	849
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,770)	51
Change in cash, cash equivalents and restricted cash	(9,851)	18,747
Cash, cash equivalents and restricted cash at beginning of period	50,431	38,520
Cash, cash equivalents and restricted cash at end of period	$40,580	$57,267

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024 ("fiscal 2024"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at December 31, 2024 and March 31, 2024, and the results of our operations for the three and nine months ended December 31, 2024 and 2023. Certain reclassifications have been made to these condensed consolidated financial statements and accompanying footnotes to conform to the presentation to the current fiscal year.
Summary of Significant Accounting Policies
Please refer to Note 1, "Summary of Significant Accounting Policies” in our consolidated financial statements from our fiscal 2024 Form 10-K, as filed with the SEC on May 29, 2024, for the discussion on our significant accounting policies.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2024, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2024, are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2025 ("fiscal 2025").
Restricted Cash and Cash Equivalents
    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. At December 31, 2024 and March 31, 2024, our restricted cash balance totaled $1,836 and $1,800, respectively.
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
2. Acquisitions
F.A.T.I.
On October 2, 2024, we acquired Fabbrica Apparecchiature Termoelettriche Industriali – F.A.T.I. – S.r.l. ("F.A.T.I.")(the "F.A.T.I. Acquisition"). F.A.T.I., based in Italy, is a leading designer and manufacturer of electrical heaters and heating systems for a broad range of industrial end markets, including oil & gas, pharmaceutical, renewables, nuclear and

HVAC. Since its founding nearly 80 years ago, F.A.T.I. has built a high-quality portfolio of technologically advanced and reliable solutions for the industrial electric heating market that are available in over 30 countries around the globe.
The initial purchase price was €12,500, or approximately $13,807, with cash acquired of $2,278, for a net closing purchase price of $11,529. The initial purchase price is subject to customary adjustments for cash acquired, outstanding indebtedness, and transaction expenses. The initial purchase price was funded with cash on hand, and includes F.A.T.I.'s manufacturing facility in Milan, which enhances our global production capabilities. The F.A.T.I. Acquisition is expected to strengthen our market position worldwide. We have integrated F.A.T.I. into our Europe, Middle East, and Africa ("EMEA") reportable segment.
Vapor Power
On January 2, 2024, we announced our acquisition (the "Vapor Power Acquisition") of 100% of the issued and outstanding equity interests of Vapor Power International, LLC and its affiliates, (“Vapor Power”), a leading provider of high-quality industrial process heating solutions, including electric, electrode and gas fired boilers. The acquisition was consummated on December 29, 2023 and the seller was Stone Pointe, LLC. We have integrated Vapor Power into our United States and Latin America ("US-LAM") reportable segment.
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
Acquisition Costs
In accordance with GAAP, costs to complete an acquisition are expensed as incurred. Total acquisition costs recognized in the Vapor Power Acquisition were approximately $1,766, recognized primarily in fiscal 2024. We incurred $116 in acquisition costs related to the F.A.T.I. Acquisition recognized in the second fiscal quarter of 2025. These fees represent legal, advisory, and other professional fees paid by the Company to complete both acquisitions.
Preliminary Purchase Price Allocation
We have accounted for both acquisitions according to the business combinations guidance per ASC 805, Business Combinations, henceforth referred to as acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We used primarily Level 2 and 3 inputs to allocate the purchase price to the major categories of assets and liabilities shown below. For valuing the customer-related intangible assets, we used a common income-based approach called the multi-period excess earnings method; for the marketing-related and developed technology intangible assets, we used the relief-from-royalty method. The carrying values of inventories and property, plant, and equipment, and leases were adjusted to fair value, while the carrying value of any other asset or liability acquired approximated the respective fair value at time of closing.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The measurement period has passed for the Vapor Power Acquisition. During the measurement period, if new information is obtained about facts and circumstances that existed as of the F.A.T.I. Acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of any measurement period adjustments to the estimated fair values will be reflected in future updates to our purchase price allocation. The goodwill associated with the F.A.T.I. acquisition will not be deductible for tax purposes and generally represents expected synergies from the combination of efforts of the acquired business and the Company.

Preliminary Purchase Price Allocation - F.A.T.I.
	Amortization Period (years)	Fair Value
Cash		$2,278
Accounts receivable		2,088
Inventories		3,702
Other current assets		1,113
Property, plant and equipment		7,580
Intangibles:
Customer relationships	10	1,776
Trademarks	5	502
Developed technology	15	1,909
Goodwill		2,455
Total fair value of assets acquired		$23,403
Current and non-current liabilities		(9,596)
Total fair value of liabilities acquired		$(9,596)
Total purchase price		$13,807

Purchase Price Allocation - Vapor Power
	Amortization Period (years)	Fair Value
Cash		$7,051
Accounts receivable		8,683
Inventories		8,254
Other current assets		1,693
Property, plant and equipment		2,576
Operating lease right-of-use assets		2,700
Intangibles:
Customer relationships(1)	2 - 15	22,953
Trademarks	10	7,879
Developed technology	15	13,689
Goodwill		49,684
Total fair value of assets acquired		$125,162
Current liabilities		(16,656)
Operating lease liability		(2,549)
Total fair value of liabilities acquired		$(19,205)
Total purchase price		$105,957
(1) Included in the customer relationships intangible assets is $4,407 related to customer backlog with an estimated useful life of 2 years.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the acquisitions occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the periods presented, nor are they indicative of future results of operations.

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Sales	$134,353	$158,077	$371,006	$416,794
Net income	18,398	20,120	36,701	48,714
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2024 and March 31, 2024, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our acquisitions as discussed in Note 2, "Acquisitions."
Information about our financial assets and liabilities is as follows:

	December 31, 2024		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$8,232	$8,232	$8,384	$8,384	Level 1 - Active Markets
Foreign currency contract forwards assets	79	79	7	7	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$—	$—	$5,000	$5,000	Level 2 - Market Approach
Outstanding principal amount of senior secured credit facility	153,375	152,608	167,500	167,081	Level 2 - Market Approach
Deferred compensation plan liabilities	8,085	8,085	7,574	7,574	Level 1 - Active Markets
Foreign currency contract forwards liabilities	101	101	23	23	Level 2 - Market Approach
At December 31, 2024 and March 31, 2024, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisitions" at fair value according to acquisition accounting.

Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at December 31, 2024 and March 31, 2024 were $8,232 and $8,384, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $8,085 and $7,574 included in “Other non-current liabilities” in the condensed consolidated balance sheets at December 31, 2024 and March 31, 2024, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statements of operations and comprehensive income/(loss), and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $(122) and $651 for the three months ended December 31, 2024 and 2023, respectively, and $415 and $677 for the nine months ended December 31, 2024 and 2023, respectively. Expenses and income from our deferred compensation plan were offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses/(gains) on investments were $96 and $(659), for the three months ended December 31, 2024 and 2023, respectively, and $(433) and $(709) for the nine months ended December 31, 2024 and 2023, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2024 and March 31, 2024, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2024	March 31, 2024
Euro	$9,348	$—
Canadian Dollar	—	2,500
Mexican Peso	3,000	3,000
Australian Dollar	—	500
British Pound Sterling	600	1,000
Total notional amounts	$12,948	$7,000
In the three months ended December 31, 2024 and 2023, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(154) and gains of $213, respectively. For the nine months ended December 31, 2024 and 2023, losses were $(209) and gains were $102, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three months ended December 31, 2024 and 2023, our net foreign currency transactions resulted in losses of $(55) and $(8), respectively. In the nine months ended December 31, 2024 and 2023, our net foreign currency transactions resulted in gains of $139 and losses of $(21), respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2025 charges
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation, that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we moved certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, will allow us to streamline certain operations, reduce our manufacturing footprint, and position us for more profitable growth. We substantially completed the facility consolidation and the sale of our Denver property in the three months ended December 31, 2024. These actions resulted in income of $(3,029) and $(306) in "Restructuring and other charges/(income)," for the three and nine months ended December 31, 2024, respectively.
Fiscal 2024 charges
As a result of the continued impact of the Russo-Ukrainian war, including the sanctions related thereto, the Company commenced a strategic assessment of its operations in its Russian subsidiary. On January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. In fiscal 2023, we reclassified the assets related to our Russian subsidiary into a separate asset group deemed as "assets held-for-sale," and wrote down the related net assets to a nominal value. In the three and nine months ended December 31, 2023, we recognized total charges related to the Russia Exit of $1,336 and $2,221, recorded to "Restructuring and other charges" on our condensed consolidated statements of operations and comprehensive income/(loss).
Restructuring and other charges/(income) by reportable segment is as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
United States and Latin America	$(3,029)	$—	$(1,700)	$—
Canada	—	—	1,394	—
Europe, Middle East and Africa	—	1,336	—	2,221
Asia-Pacific	—	—	—	—
Restructuring and other charges/(income)	$(3,029)	$1,336	$(306)	$2,221
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and nine months ended December 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Basic net income per common share
Net income	$18,539	$15,837	$36,544	$41,505
Weighted-average common shares outstanding	33,709,174	33,703,845	33,753,085	33,946,201
Basic net income per common share	$0.55	$0.47	$1.08	$1.22

		Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Diluted net income per common share	1401
Net income		$18,539	$15,837	$36,544	$41,505
Weighted-average common shares outstanding		33,709,174	33,703,845	33,753,085	33,946,201
Common share equivalents:
Stock options		27,072	33,602	27,784	28,156
Restricted and performance stock units		355,486	464,078	308,863	350,216
Weighted average shares outstanding – dilutive (1)		34,091,732	34,201,525	34,089,732	34,324,573
Diluted net income per common share		$0.54	$0.46	$1.07	$1.21
(1) For the three months ended December 31, 2024 and 2023, zero and zero, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect. For the nine months ended December 31, 2024 and 2023, zero and 1,633 were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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

6. Inventories
Inventories consisted of the following:

	December 31, 2024	March 31, 2024
Raw materials	$61,696	$58,197
Work in process	11,393	5,339
Finished goods	22,742	26,552
Inventories, gross	95,831	90,088
Valuation reserves	(3,519)	(3,767)
Inventories, net	$92,312	$86,321
7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of December 31, 2024, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2024	$133,095	$112,846	$18,532	$6,313	$270,786
Goodwill acquired(1)	(2,065)	—	2,455	—	390
Foreign currency translation impact	—	(6,502)	(842)	(283)	(7,627)
Balance as of December 31, 2024	$131,030	$106,344	$20,145	$6,030	$263,549
(1) Refer to Note 2, "Acquisitions," for more information on the goodwill acquired and the related measurement period adjustment regarding the Vapor Power Acquisition and the F.A.T.I. Acquisition.
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2024	Accumulated Amortization	Net Carrying Amount at December 31, 2024	Gross Carrying Amount at March 31, 2024	Accumulated Amortization	Net Carrying Amount at March 31, 2024
Products	$57,961	$(41,539)	$16,422	$61,505	$(39,466)	$22,039
Trademarks	53,499	(3,527)	49,972	54,158	(2,650)	51,508
Developed technology	29,824	(8,492)	21,332	28,288	(7,372)	20,916
Customer relationships	135,111	(105,750)	29,361	136,088	(104,699)	31,389
Certifications	417	—	417	429	—	429
Other	1,280	(661)	619	1,280	(469)	811
Total	$278,092	$(159,969)	$118,123	$281,748	$(154,656)	$127,092

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2024	March 31, 2024
Accrued employee compensation and related expenses	$17,439	$17,319
Accrued interest	737	494
Warranty reserves	2,281	978
Professional fees	3,493	2,912
Sales taxes payable	3,048	3,564
Accrued litigation payable	915	1,356
Other	4,537	5,001
Total accrued current liabilities	$32,450	$31,624

9. Debt
Long-term debt consisted of the following:

	December 31, 2024	March 31, 2024
U.S. Term Loan Facility due September 2026, net of deferred debt issuance costs of $151 and $226 as of December 31, 2024, and March 31, 2024, respectively	$62,849	$67,274
Incremental Term Loan A due September 2026, net of deferred debt issuance costs of $457 and $692 as of December 31, 2024, and March 31, 2024, respectively	89,918	99,308
Total term debt	$152,767	$166,582
Less current portion	(18,000)	(14,625)
Total long-term debt	$134,767	$151,957
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
The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2024.
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
In addition, on the last day of any period of four fiscal quarters ended on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of December 31, 2024, we were in compliance with all financial covenants of the Credit Agreement.
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
    At December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility. We had $97,637 of available borrowing capacity thereunder after taking into account the borrowing base and $2,363 of outstanding letters of credit as of December 31, 2024. The Term Loans bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on December 31, 2024 were 5.87% for the U.S. Term Loan Facility and 6.25% for the 2023 Incremental U.S. Term Loan Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2024, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 8, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.

Letters of Credit and Bank Guarantees
At December 31, 2024, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $11,189. Of this amount, $758 is secured by cash deposits at the Company’s financial institutions and an additional $2,363 represents a reduction of the available amount of the Company's Revolving Credit Facility. In addition to the arrangements totaling $11,189, our Indian subsidiary also has $4,240 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
11. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location as well as revenue recognized at a point-in-time and revenues recognized over time, as we believe these best depict the nature of our sales and the regions in which those sales are earned and managed.
Revenue recognized at a point-in-time occurs based on when control transfers to the customer and is generally related to our product sales. Revenue recognized over time occurs on our projects where engineering, manufactured materials, or installation services, or a combination of the three, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of service to the customer.
Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2024 and 2023 are as follows:

	Three months ended December 31, 2024			Three months ended December 31, 2023
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$51,108	$16,064	$67,172	$39,881	$32,823	$72,704
Canada	33,506	10,030	43,536	30,659	10,455	41,114
Europe, Middle East and Africa	8,736	5,078	13,814	7,366	5,119	12,485
Asia-Pacific	6,212	3,619	9,831	7,606	2,518	10,124
Total revenues	$99,562	$34,791	$134,353	$85,512	$50,915	$136,427

	Nine months ended December 31, 2024			Nine months ended December 31, 2023
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$140,122	$45,898	$186,020	$101,515	$88,482	$189,997
Canada	81,547	37,205	118,752	80,806	31,780	112,586
Europe, Middle East and Africa	18,303	12,381	30,684	20,577	14,996	35,573
Asia-Pacific	18,635	10,036	28,671	20,393	8,426	28,819
Total revenues	$258,607	$105,520	$364,127	$223,291	$143,684	$366,975
Performance Obligations
    We have elected the practical expedient to disclose only the value of performance obligations for contracts with an original expected length of one year or more, which was $21,975 as of December 31, 2024. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within the next 12 months.
Contract Assets and Liabilities
    As of December 31, 2024 and March 31, 2024, contract assets were $16,052 and $16,690, respectively. As of December 31, 2024 and March 31, 2024, contract liabilities were $20,571 and $20,531, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes

Our effective income tax rate was 25.5% and 23.2% for the nine months ended December 31, 2024 and 2023, respectively. The effective income tax rate for the nine months ended December 31, 2024 includes an accrual for withholding tax on expected repatriations of earning from our Canadian subsidiary. Previously, our Canadian earnings were deemed to be permanently reinvested.
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
As of December 31, 2024, we anticipate that it is reasonably possible that our uncertain tax positions of $1,118, including interest and penalties, may be released in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations. As of December 31, 2024, the tax years for the fiscal years ended March 31, 2019 through March 31, 2024, remain open to examination by the major taxing jurisdictions.
13. Segment Information
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: chemical and petrochemical, oil, gas, power generation, food and beverage, commercial, rail and transit, energy transition/decarbonization and general industries and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. Profitability within our segments is measured by operating income. Profitability can vary in each of our reportable segments based on the competitive environment within the region, the level of overhead, such as the salaries of our senior executives, and the level of research and development and marketing activities in the region, as well as the mix of products and services. For purposes of this note, revenue is attributed to individual countries or regions on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.
    Total sales to external customers, inter-segment sales, depreciation expense, amortization expense, and income from operations for each of our four reportable segments are as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Sales to external customers:
United States and Latin America	$67,171	$72,704	$186,019	$189,997
Canada	43,537	41,114	118,753	112,586
Europe, Middle East and Africa	13,814	12,485	30,684	35,573
Asia-Pacific	9,831	10,124	28,671	28,819
	$134,353	$136,427	$364,127	$366,975
Inter-Segment sales:
United States and Latin America	$14,044	$10,439	$37,455	$30,089
Canada	4,311	4,254	11,379	12,837
Europe, Middle East and Africa	183	392	1,080	1,067
Asia-Pacific	640	1,102	1,455	2,635
	$19,178	$16,187	$51,369	$46,628
Depreciation expense:
United States and Latin America	$1,204	$1,159	$3,672	$3,323
Canada	795	912	2,462	2,760
Europe, Middle East and Africa	109	41	207	139
Asia-Pacific	53	40	158	118
	$2,161	$2,152	$6,499	$6,340
Amortization expense:
United States and Latin America	$1,654	$367	$4,958	$1,427
Canada	1,673	1,720	5,101	5,208
Europe, Middle East and Africa	125	22	169	66
Asia-Pacific	11	12	34	34
	$3,463	$2,121	$10,262	$6,735
Income from operations:
United States and Latin America	$14,272	$12,190	$27,314	$36,480
Canada	12,952	8,743	28,889	19,799
Europe, Middle East and Africa	1,085	492	2,795	3,159
Asia-Pacific	1,424	1,917	3,260	4,593
Unallocated:
Stock compensation	(1,470)	(1,444)	(4,046)	(4,132)
Public company costs	(576)	(449)	(1,587)	(1,352)
	$27,686	$21,449	$56,624	$58,547
The following table presents a reconciliation of Income from operations to Income before provision for income taxes:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Income from operations	$27,686	$21,449	$56,624	$58,547
Other income/(expenses):
Interest expense, net	(2,535)	(1,754)	(8,172)	(5,263)
Other income/(expense)	(126)	653	580	727
Income before provision for income taxes	$25,025	$20,348	$49,032	$54,011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2024 and 2023 to help provide an understanding of our financial condition, changes in our financial condition, and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2024 and 2023 as "Interim 2025" and "Interim 2024," respectively and the nine month periods ended December 31, 2024 and 2023 as "YTD 2025" and "YTD 2024," respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, food and beverage, commercial, rail and transit, energy transition/decarbonization and general industries and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our 11 manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2025 and YTD 2024, approximately 50% and 51%, respectively, of our revenues were generated from outside of the United States.
Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point in time based on when control transitions to the customer is generally related to our product sales. Revenue recognized over time generally occurs on our projects where engineering, manufactured materials, or installation services, or a combination of the three, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination of goods and services, to the customer.
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA"), and (iv) Asia-Pacific ("APAC").
We believe that our pipeline of planned projects, in addition to our backlog of written contractual commitments received from customers, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large construction projects. Our backlog at December 31, 2024, was $235.6 million, as compared to $186.1 million at March 31, 2024. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024, and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:
•Impact of product mix. Typically, our customers require our products as well as our engineering and installation services. The level of service and construction needs affect the profit margin for each type of revenue.
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
We estimate that Point in time and Over time revenues have each made the following contribution as a percentage of total revenue in the periods listed:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Point in time	74%	63%	71%	61%
Over time:	26%	37%	29%	39%
Small projects	12%	12%	14%	13%
Large projects	14%	25%	15%	26%
Our Over time revenue includes (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey and other solutions such as highly engineered products. For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.
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
Recent Developments
During the three months ended December 31, 2024, we initiated the integration of our recent acquisition, F.A.T.I., into our EMEA operations. Refer to Note 2, "Acquisitions" for more information. Additionally, we completed the sale of our Denver facility for approximately $5.8 million, and substantially completed the consolidation of our Denver facility into our San Marcos location.
In February 2025, the United States adopted tariffs of as high as 25% on imports from Canada and Mexico and an additional 10% tariff on imports from China. In response, Canada enacted certain retaliatory tariffs as high as 25% on imports from the United States, with further tariffs proposed. While the United States and Canada have delayed implementation of certain of these tariffs, such tariffs, if continued, could have a significant adverse impact on our financial condition and results of operations. Refer to Item 1A. Risk Factors for more information.
The Company continues to be focused on our three strategic initiatives. First, we continue our efforts to diversify by selling into markets like commercial, food and beverage, and transportation. Second, we are leveraging the growing trend of industrial electrification to reduce carbon footprints, utilizing our expertise in heat transfer engineering solutions. Third, we are working to expand technology-enabled maintenance solutions, such as the Genesis Network, which helps our customers more efficiently and safely monitor and maintain their heating systems by utilizing our software, analytics, hardware and process heating maintenance expert services to enhance system monitoring and efficiency. These efforts have driven increased customer engagement in diversified markets and the acceleration of adoption of Genesis Network technology, with strong demand particularly in North America.

Results of Operations - Three-month periods ended December 31, 2024 and 2023
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended December 31, 2024 and 2023, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended December 31,		Increase/(Decrease)
	2024	2023	$	%
Condensed Consolidated Statements of Operations:
Sales	$134,353	$136,427	$(2,074)	(2)%
Cost of sales	72,232	79,017	(6,785)	(9)%
Gross profit	62,121	57,410	4,711	8%
Operating expenses:
Selling, general and administrative expenses	34,123	31,853	2,270	7%
Deferred compensation plan expense/(income)	(122)	651	(773)	(119)%
Amortization of intangible assets	3,463	2,121	1,342	63%
Restructuring and other charges/(income)	(3,029)	1,336	(4,365)	(327)%
Income from operations	27,686	21,449	6,237	29%
Other income/(expenses):
Interest expense, net	(2,535)	(1,754)	(781)	45%
Other income/(expense)	(126)	653	(779)	(119)%
Income before provision for income taxes	25,025	20,348	4,677	23%
Income tax expense	6,486	4,511	1,975	44%
Net income	$18,539	$15,837	$2,702	17%

As a percent of sales:			Change in basis points
Gross profit	46.2%	42.1%	410 bps
Selling, general and administrative expenses	25.4%	23.3%	210 bps
Income from operations	20.6%	15.7%	490 bps
Net income	13.8%	11.6%	220 bps

Effective tax rate	25.9%	22.2%	370 bps
Three Months Ended December 31, 2024 (“Interim 2025”) Compared to the Three Months Ended December 31, 2023 (“Interim 2024”)
Revenues. Revenues decreased in Interim 2025 compared to Interim 2024, primarily driven by lower sales in our US-LAM and APAC segments, while our Canada and EMEA segment revenues increased comparatively. Excluding our acquisitions, revenues declined 11%. The decline in organic revenue is largely attributable to softness in Over time revenue, namely revenue associated with large projects, and primarily within our US-LAM segment.
Point in time sales increased 16% as a result of greater revenue in our US-LAM, Canada, and EMEA segments, supported by our acquisitions which added $13.3 million to Interim 2025. Absent acquisitions, point in time sales increased 1% versus Interim 2024. Point in time revenues in Interim 2025 were $99.6 million, or 74% of total sales, and Over time revenues were $34.8 million, or 26% of total sales. This compares to 63% Point in time revenues and 37% Over time revenues in Interim 2024.
Over time sales, which are generally tied to our customers' capital expenditures, decreased 32%, due to less activity coming from large customer projects, especially in our US-LAM segment. All segments delivered lower Over time sales except for APAC.
Refer to the "Overview" section above for definitions of Point in time and Over time revenue. Separately, foreign exchange rates negatively impacted revenues in Interim 2025 by approximately $1.9 million, net as the U.S. dollar strengthened relative to other primary operating currencies.

Gross profit and margin. Gross profit increased compared to Interim 2024 due to strong margins in our point in time sales. Our margins benefited from a favorable mix of point in time revenue during the quarter, which carries higher gross margins. Additionally, our point in time revenue margins improved relative to Interim 2024.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2025 was driven by incremental expenses from our acquisitions, though partially muted by the reduction in force which was enacted in April 2024. Furthermore, we continue to invest in our strategic initiatives of decarbonization, diversification and digitization. SG&A as a percent of sales was 25.4% in Interim 2025 versus 23.3% in Interim 2024. The higher percentage is partly due to comparatively lower sales on a relatively fixed cost base.
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
Amortization of intangible assets. Amortization of intangible assets in Interim 2025 increased when compared to Interim 2024 primarily related to intangibles assets associated with our recent acquisitions. Refer to Note 2, "Acquisitions" for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) were $(3.0) million in Interim 2025 and $1.3 million in Interim 2024. We completed the sale of our Denver facility in Interim 2025 and recognized a gain on sale of approximately $3.0 million in Interim 2025. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Interest expense, net. The increase in interest expense is primarily due to a higher average outstanding principal balance during Interim 2025 ($160 million versus $138 million in Interim 2024), partially offset by a lower average interest rate in Interim 2025 (6.30% versus 6.80%). See Note 9, "Debt," for additional information on our outstanding debt.
Other income/(expense). The change in Other income/(expense) in Interim 2025 is mainly attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income tax expense. Our effective tax rate was 25.9% and 22.2% in Interim 2025 and Interim 2024, respectively. Our effective tax rate in Interim 2025 is higher due to the anticipated withholding tax associated with expected repatriations of earnings from our Canadian subsidiary. Previously, our Canadian earnings were deemed to be permanently reinvested. Refer to Note 12, “Income Taxes,” for additional detail.

Results of Operations - Nine-month periods ended December 31, 2024 and 2023
The following table sets forth our unaudited condensed consolidated statements of operations for the nine months ended December 31, 2024 and 2023, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Nine Months Ended December 31,		Increase/(Decrease)
	2024	2023	$	%
Condensed Consolidated Statements of Operations:
Sales	$364,127	$366,975	$(2,848)	(1)%
Cost of sales	200,662	207,798	(7,136)	(3)%
Gross profit	163,465	159,177	4,288	3%
Operating expenses:
Selling, general and administrative expenses	96,470	90,997	5,473	6%
Deferred compensation plan expense	415	677	(262)	(39)%
Amortization of intangible assets	10,262	6,735	3,527	52%
Restructuring and other charges/(income)	(306)	2,221	(2,527)	(114)%
Income from operations	56,624	58,547	(1,923)	(3)%
Other income/(expenses):
Interest expense, net	(8,172)	(5,263)	(2,909)	55%
Other income	580	727	(147)	(20)%
Income before provision for income taxes	49,032	54,011	(4,979)	(9)%
Income tax expense	12,488	12,506	(18)	—%
Net income	$36,544	$41,505	$(4,961)	(12)%

As a percent of sales:			Change in basis points
Gross profit	44.9%	43.4%	150 bps
Selling, general and administrative expenses	26.5%	24.8%	170 bps
Income from operations	15.6%	16.0%	-40 bps
Net income	10.0%	11.3%	-130 bps

Effective tax rate	25.5%	23.2%	230 bps
Nine Months Ended December 31, 2024 (“YTD 2025”) Compared to the Nine Months Ended December 31, 2023 (“YTD 2024”)
Revenues. Revenue decreased in YTD 2025 compared to YTD 2024 due to a significant decrease in Over time sales primarily related to markedly lower project sales in our US-LAM segment, partially offset by the contribution from our acquisitions. Absent our acquisitions, our revenue declined 11% comparatively.
Point in time sales increased, most notably in our US-LAM segment. Absent the acquisitions, point in time sales contracted 2% relative to YTD 2024. Point in time revenues in YTD 2025 were $258.6 million, or 71% of total sales, and Over time revenues were $105.5 million, or 29% of total sales. This compares to 61% Point in time revenues and 39% Over time revenues in YTD 2024.
Over time sales, which are typically tied to our customers' capital expenditures, decreased 27%, due to significantly less activity coming from large customer projects, especially in our US-LAM segment and EMEA segments. Canada and APAC delivered higher Over-time sales as compared to YTD 2024, which partially offset the overall decline in over time sales.
With respect to our reportable segment performance, EMEA decreased $4.9 million, or 14%, US-LAM decreased $4.0 million, or 2%, and APAC decreased $0.1 million, or 1%; Canada increased $6.2 million, or 5%. Separately, revenue was negatively impacted in YTD 2025 by foreign exchange rates of approximately $3.7 million as the U.S. dollar strengthened relative to the Company's foreign currency-denominated operations.

Refer to the "Overview" section above for definitions of Point in time and Over time revenue.
Gross profit and margin. Gross profit increased $4.3 million driven in part by favorable mix, that is, we experienced a higher percentage of relatively more profitable Point in time versus Over time revenue in YTD 2025 compared to YTD 2024. Additionally, our point in time revenue margins improved relative to YTD 2024.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.5 million in YTD 2025 compared to YTD 2024 driven mainly by higher compensation and general expenses coming from our acquisitions as well as our investments in our long-term strategy of decarbonization, diversification and digitization, while our recent reduction in force helped to control fixed costs given the reduced sales activity in our organic business this year. Altogether, this resulted in an SG&A as a percent of sales increase of 170 bps.
Deferred compensation plan expense. Deferred compensation plan expense/(income) was lower in YTD 2025 compared to YTD 2024 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense), where the Company recorded market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Restructuring and other charges/(income). In YTD 2025, we enacted a reduction in force as well as the closure of our Denver manufacturing facility as part of reducing our overall manufacturing footprint. The sale of our Denver facility land and building resulted in a gain of $3.0 million, which more than offset the costs incurred for the reduction in force and facility consolidation. In YTD 2024, we reclassified the assets related to our former Russian subsidiary into a separate asset group deemed as "assets held-for-sale," and wrote down the related net assets to a nominal value. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Amortization of intangible assets. Amortization of intangible assets increased when compared to YTD 2024 primarily related to intangibles assets associated with our recent acquisitions. Refer to Note 2, "Acquisitions" for more information.
Interest expense, net. Interest expense, net increased in YTD 2025 as compared to YTD 2024 due primarily to a higher average debt balance ($163 million in YTD 2025 versus $122 million in YTD 2024). Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income. The change in Other income in YTD 2025 is attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense as noted above.
    Income taxes. Our effective tax rate was 25.5% and 23.2% in YTD 2025 and YTD 2024, respectively. The Company's effective tax rate was impacted by discrete tax items such as realized stock compensation and the foreign exchange impact of certain deferred tax matters, as well as anticipated withholding tax associated with expected repatriations of earnings from our Canadian subsidiary. Previously, our Canadian earnings were deemed to be permanently reinvested. Refer to Note 12, “Income Taxes,” for additional detail.
Contingencies
    See Note 10, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our Revolving Credit Facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service needs and potential acquisitions.
At December 31, 2024, we had $38.7 million in cash and cash equivalents and $97.6 million available under our revolving line of credit facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $8.2 million, or 21%, of these amounts were held in domestic accounts with various institutions and approximately $30.5 million, or 79%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this quarterly report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our Revolving Credit Facility, we will be able to meet our liquidity needs for the next twelve months and the foreseeable future. We had no borrowings outstanding on our Revolving Credit Facility at December 31, 2024.
We expect our capital expenditures to be approximately 2.5% of revenue in fiscal 2025. Additionally, we expect to pay $18.0 million in principal payments on our long-term debt, as well as $3.6 million related to our leased assets in the next twelve months. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $2.3 million, mostly related to long-term information technology contracts, of which $1.6 million is due within the next twelve months.
Discussion and Analysis of Cash Flows

	Nine months ended December 31,
	2024	2023	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$31,060	$28,588	$2,472
Investing activities	(11,319)	(108,279)	96,960
Financing activities	(27,822)	97,538	(125,360)

Free Cash Flow:(1)
Cash provided by operating activities	$31,060	$28,588	$2,472
Less: Cash used for purchases of property, plant, and equipment	(7,178)	(7,882)	704
Plus: Sales of rental equipment	63	75	(12)
Free Cash Flow	$23,945	$20,781	$3,164
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
Operating Cash Flows
Operating cash flows increased in YTD 2025 as compared to YTD 2024 primarily due to comparatively higher non-cash operating items such as depreciation and amortization, of $5.0 million. Also contributing to the increase was a comparatively lower use of cash in operating assets and liabilities, such as accounts receivable, inventory, accounts payable and the like. These provided a net source of cash of approximately $2.5 million. This source of cash was partially offset by comparatively lower net income in YTD 2025 of $5.0 million.

Investing Cash Flows
Cash used in investing activities increased in YTD 2025 as compared to YTD 2024 primarily due to a larger acquisition in YTD 2024. Capital expenditures in YTD 2025 were slightly lower than YTD 2024 as well.
Financing Cash Flows
Cash provided by/(used in) financing activities changed in YTD 2025 versus YTD 2024 primarily due to lower borrowings on the term loan, partially offset by the share repurchase program which had greater activity in YTD 2025.
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
Free Cash Flow totaled $23.9 million for YTD 2025 as compared to $20.8 million for YTD 2024, the drivers of which are explained above under "Discussion and Analysis of Cash Flows."
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
During YTD 2025, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $2.2 million for YTD 2025. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $2.7 million for YTD 2025. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.2 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.2 million increase in net income for YTD 2025.
The countries outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income/(loss) were losses of $0.1 million and a nominal amount in YTD 2025 and YTD 2024, respectively.
As of December 31, 2024, we had approximately $12.9 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were negatively impacted by $3.7 million in YTD 2025 when compared to foreign exchange translation rates that were in effect in YTD 2024. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were losses of $18.3 million and gains of $4.7 million in YTD 2025 and YTD 2024, respectively. The changes are due to the strengthening of the U.S. dollar relative to the Company's other primary operating currencies in YTD 2025. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).

    Interest rate risk and foreign currency risk relating to debt. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR rate. As of December 31, 2024, we had $153.4 million of outstanding principal under our Term Loan Facilities and no borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on December 31, 2024 were 5.87% for the U.S. Term Loan Facility, and 6.25% for the 2023 Incremental U.S. Term Loan Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.5 million increase or decrease, as applicable, in our annual interest expense.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on May 29, 2024, except as set forth below.
Changes in government administrative policy, including changes to existing trade agreements and government sanctions, including the recently enacted tariffs on trade between the U.S. and Canada, could have a material adverse effect on us.
As a result of changes to government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S., Canada or the European Union, particularly tariffs on products manufactured in China, Canada and Mexico, among other possible changes. Changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards U.S. companies as a result of such changes, could have an adverse effect on our business, financial condition, results of operations and cash flows. In February 2025, the United States adopted tariffs of as high as 25% on imports from Canada and Mexico and an additional 10% tariff on imports from China. In response, Canada enacted certain retaliatory tariffs as high as 25% on imports from the United States, with further tariffs proposed. While the United States and Canada have delayed implementation of certain of these tariffs, such tariffs, if continued, could have a significant adverse impact on our financial condition and results of operations. Based on our manufacturing practices and locations, there can be no assurance that any future executive or legislative action in the United States or other countries relating to trade regulation would not adversely affect our business, operations and financial results.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended December 31, 2024. Information relating to the Company’s purchases of its common stock during the three months ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs
October 2024	58,135	$28.18	58,135
November 2024	16,027	26.37	16,027
December 2024	11,601	29.41	11,601
Total	85,763	$28.01	85,763
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
During the three months ended December 31, 2024, we purchased 85,763 shares at a weighted average price of $28.01. As of December 31, 2024, we have $43.5 million of remaining unused and authorized availability under the Repurchase

Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 6, 2025	By:	/s/ Jan L. Schott
	Name:	Jan L. Schott
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

THERMON GROUP HOLDINGS, INC. (registrant)
By:	/s/ Greg Lucas
Name:	Greg Lucas
Title:	Vice President, Chief Accounting Officer (Principal Accounting Officer)