Form 10-K
period 2025-03-31
Thermon Group Holdings, Inc.
filed 2025-05-22
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2024, was $986,446,483 based on the closing price of $29.84 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 21, 2025, the registrant had 33,088,725 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2025

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) future growth of our key end markets and related capital investments; (ii) our ability to operate successfully in foreign countries; (iii) uncertainty over and changes in administrative policy; (iv) general economic conditions and cyclicality in the markets we serve; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks and incidents; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxx) climate change and related regulation of greenhouse gases. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g., "fiscal 2025," "fiscal 2024" and "fiscal 2023" relate to the Company's fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."
ITEM 1. BUSINESS
Business Overview
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our 11 manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high-growth markets worldwide.
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

Sales
Heat Tracing
We offer heat tracing solutions for maintaining pipe, vessel, and foundation temperatures in industrial and hazardous locations as well as in commercial applications. Our solutions include software automated engineering design services, industry leading heat tracing products, smart connected control and monitoring systems, construction services, and maintenance services. Applications include process temperature maintenance, freeze protection, vessel temperature maintenance, tank temperature maintenance, and foundation heating for energy, commercial, transportation, semi-conductor, and food & beverage industries.
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
Our heated blankets are built upon patented heat-spreading technology. We are a leading expert in temperature control that provides patented standard and custom-made heating products, and we operate an industrial heating e-commerce website.
Our products and services include a wide range of electric heat tracing cables, steam heating solutions, controls, monitoring and software, instrumentation, project services, industrial heating and filtration solutions, temporary electrical power distribution and lighting, and other complementary products and services.
Controls, Monitoring and Software
Our solutions include smart, connected devices and software systems for the control and management of a customer’s heat trace system. We offer a range of Genesis and TraceNet control products from a single point controller to a high-capacity multi-point control panel. All our controllers and panels can be networked together via wired or wireless communication into a large control solution with capacity to manage over 30,000 heat trace circuits within the same customer facility, including controls systems sold by other heat tracing Original Equipment Manufacturers ("OEMs"). Our systems can be integrated with a plant’s central data management and control system. Advanced control systems enable lower cost and reduced emissions at many of our end-user sites.
Our controls and plant management software are built upon the internet of things ("IOT") technology that can be deployed locally within the secure plant environment. Our smart devices utilize the latest touch technology and industry leading intuitive user interfaces. Users familiar with smart phones and tablets find our latest controllers intuitive to learn and use because of the similarities. These technologies also form a platform for offering easy automatic upgrades and additional value-added services. We believe our control solutions are the most advanced, reliable and easy-to-use monitoring solutions in the marketplace.
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
Our customers rely on Thermon’s design and engineering expertise on projects around the world. These services are combined with our heat tracing and process heating products under one contract to deliver an integrated solution that improves the overall value proposition for the customer. By delivering design drawings in conjunction with early project specifications, we can address our customer needs for design optimization studies, product selection assistance and computer-generated drawing packages. Often these are new facilities, but they may also include upgrades or expansions and maintenance projects where our existing customers are upgrading their facilities. Project services are important to our business model and growth strategy to secure contracts that both establish and enhance new and existing customer relationships.
Our services are automated by custom software technology. We have developed software that assists our experts in the design, specification, and automatic creation of CAD drawings. Our project engineering staff empowered with this software technology can execute the largest projects, including the creation of thousands of drawings, accurately and with efficiency that cannot be matched by manpower alone.
Project services also include full turnkey solutions whereby we contract to install a complete heat tracing or process heating solution. We refer to this as our construction business which is primarily located in the southern U.S. near many of our customers in the downstream and mid-stream petroleum, chemical and power generation industries.
Manufacturing and Operations
We have 11 manufacturing facilities and two smaller assembly facilities, which complement our manufacturing operations. Most of our heat tracing products are manufactured in our facility in San Marcos, Texas, including flexible heating cables, control systems and tubing bundles. Process heating products are primarily manufactured at our Canadian facilities, which include: Calgary, Edmonton, Fort McMurray, Oakville, and Orillia. We have other various manufacturing locations in Salt Lake City, Utah; Chicago, Illinois; Morristown, Tennessee; Pijnacker, the Netherlands; and Cusago, Italy. We have assembly locations in Pune, India and Houston, Texas. We maintain a high level of operational efficiency and excellent quality standards in all our manufacturing facilities through the use of automated processes and rigorous quality control checkpoints and procedures.
Our San Marcos, Texas operation includes an electron cross-linking facility that is used to stabilize the resin material in our low-temperature self-regulating heating cables. Ownership of this operation allows us to have complete control of the manufacturing process, enhancing quality and reducing lead time. Some of the base heating cable that is produced in San Marcos is shipped to our different sites to reduce lead time and to satisfy local content requirements.
Pre-insulated tubing bundles are manufactured in our facilities in San Marcos, Texas and Pijnacker, the Netherlands and are primarily made to the individual customer’s specifications. The process includes application of a thermal insulation over one or more process tubes, along with an electric heat trace cable or steam heating tube, and a protective plastic outer jacket that is extruded onto the bundle to protect the insulation.
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
Thermon transportation heating products are assembled at our facilities in Edmonton, Alberta. We have expanded assembly capabilities at our San Marcos, Texas facility to include solutions for rail car heating and rail track heating.
Our heated blankets and related products are manufactured and shipped at our Salt Lake City, Utah facility, which also serves as our headquarters for the Powerblanket brand.

Our electric resistance, electrode and supercritical coil tube boilers and steam generators are manufactured in our Chicago, Illinois or Morristown, Tennessee locations. We also manufacture electrical heaters and heating systems for a broad range of industrial end markets at our Cusago, Italy facility.
Our primary distribution centers are located in San Marcos, Texas; Calgary, Alberta; and Pijnacker, the Netherlands. Inventory is typically shipped from these distribution centers directly to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate maintenance and repair requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the U.S., a network of representatives maintain safety stocks of core products. In Canada, customers are serviced from the five manufacturing locations in Calgary, Edmonton, Fort McMurray, Oakville and Orillia. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials are kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Mexico City, Mexico. Thermon aims to have inventory available close to the customer to fulfill urgent needs.
Customers
We serve a broad base of large multinational customers, many of which we have served for over 70 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2025, 2024, or 2023.
Marketing
Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of large projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for maintenance, repairs and upgrades. In addition to focused EPC sales, Thermon is actively engaged in commercial strategies to address a diversified mix of customers in our key end markets. Revenue diversification is a key long-term strategic initiative for the business. As of March 31, 2025, over 70% of our revenue was derived from non-oil-and-gas end markets. We believe that we have established our credibility as a reliable provider of high-quality process heating products. In addition, we believe that our registered trademarks in the U.S. and numerous additional brand names are recognized globally, giving us excellent brand recognition.
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
    In order to support the design and development of industrial products rated for operation in potentially hazardous environments, Thermon holds quality system approvals which employ the appropriate oversight requirements. To support the international business, Thermon is audited annually by an Ex Certification Body such as DEKRA, and we hold a Quality Assurance Notification and Quality Assurance Report to IEC/ISO 80079-34. To support the North American business, Thermon is audited quarterly by many nationally recognized test labs including but not limited to UL, CSA, FM, and ETL, OSHA and Standards Council of Canada requirements. In addition, Thermon pursues various regional and maritime certifications such as DNV, ABS, EAC, KOSHA and many more. In addition, all of our manufacturing facilities are ISO 9001 certified, which allows us to continue to produce safe, reliable products certified for operating in potentially hazardous environments.
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
Markets

    The major end markets that drive demand for process heating include general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other. We believe there are attractive long-term trends in each of these end markets. In addition, our products are increasingly being leveraged in the energy transition as industry looks to electrification as a means of decarbonizing operations. The primary energy transition end markets and applications include, but are not limited to, biofuels, hydrogen, thermal energy storage, and carbon capture.
•General Industrial and Other. We serve a growing number of other markets where we add value for customers, such as mining and mineral processing, maritime/shipbuilding, semiconductors, pharmaceutical and biotechnology, and renewables.
•Oil. Process heating and freeze protection is used to facilitate the exploration, production, processing, transportation and distribution of oil and oil-based energy products in upstream, midstream, and downstream oil applications. While the demand forecast for oil can be unpredictable, we have a sizable installed base that provides recurring revenue, especially in the downstream refining market.
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
•Gas. Process heating and freeze protection is used in the production and transmission of gas in upstream, midstream, and downstream applications. Despite recent market volatility, gas markets have remained resilient over the last twelve months, especially as a feedstock for petrochemical plants, and represent a significant and growing addressable market for our value-added solutions. This includes the global and growing market for liquefied natural gas (LNG) compression and regasification facilities, which has been accelerated by the war in Ukraine and the resulting need for Europe to reduce reliance on Russian oil and gas.
•Commercial. Heating is required for hospitals, hospitality/lodging, universities and secondary education, and light industrial facilities to provide freeze protection, temperature regulation, process control, and supporting laboratory environments. The electrification of heating products and removal of combustion-based heating solutions in urban areas drives demand for our products.
•Power Generation. Heating is required for high-temperature product maintenance, freeze protection and environmental regulation compliance in coal and gas facilities and for safety systems in nuclear facilities. An important driver of demand for process heating solutions for power generation is increasing demand for electricity worldwide, which is accelerating due to increased power demand from data centers and artificial intelligence applications.
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
Our ability to provide technology design, such as wireless network controls and design software, is an increasing factor in our customers' decision to purchase our products. Additionally, regulatory and societal pressures and cost competitiveness are increasingly leading our customers to invest in decarbonization technologies that help reduce their carbon emissions. Electrification of process heating is a trend we are benefiting from across all of our existing end markets, and the adoption of new technologies is providing additional opportunities in new end markets. Examples include, but are not limited to, biofuels, hydrogen, thermal energy storage, and carbon capture. We have existing products that are able to address the demand stemming from these new end markets. Further, data centers are considered critical infrastructure and process heating is required in the commissioning, operation, and maintenance of these facilities for applications including load bank testing and freeze protection. The rapid build out of data centers globally driven by advancements in artificial intelligence serves as the underlying demand driver in this end-market.
Segments
    We operate in four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). See Note 19, "Segment Information" for financial data relating to our four reportable geographic segments.
Competition

    The global industrial electric heat tracing industry is fragmented and consists of more than 30 companies, which typically only serve discrete local markets and provide a limited-service offering. We believe that we are the second largest participant in the industrial electric heat tracing market and one of only a few solution providers with a comprehensive suite of products and services, global capabilities, and industry-leading controls technology, which includes our design software products. Our most significant competitor is Chemelex.
    The industrial process heating market, tends to be fairly fragmented with several smaller companies serving discrete local markets with limited offerings. Our competitors vary by end-market, but generally we view Chemelex, NIBE, Watlow and Spirax Group as competitors in various areas across the spectrum of end-markets we serve.
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
Our research and development activities are focused on identifying new technologies to enhance our industrial process heating solutions and meet the evolving needs of our customers. This maximizes safety and product reliability and reduces the customer's total cost of ownership, which consists of capital expenses, maintenance costs and energy costs. Current product development initiatives include polymer research, computational fluid dynamics to enhance our heating solutions, and continued advancement of integrated control and monitoring systems. Software development activities include advanced heat tracing network monitoring communication software and engineering design software initiatives.
Resources
Our critical raw materials include polymers, graphite, copper and stainless steel. For most of these materials, we purchase from multiple suppliers to avoid any potential disruption of our manufacturing operations. For a small number of raw material items that require specific quality specifications, we have single source supply arrangements. We manage the inherent supply risk through purchase contracts and increased safety stock levels. We evaluate pricing and performance of all suppliers annually. For our low volume custom-built electronic controller components, we select a single supplier based on past performance reliability and closely monitor the process as volumes are too low to divide this product over multiple suppliers. More than half of the components we purchase by cost are off-the-shelf items and are readily available from multiple sources. Our purchase specifications are usually based on industry or manufacturer standards. Testing of the raw materials is performed and documented by our suppliers and is reviewed by us at the time of receipt. While our manufacturing locations are predominantly in North America, we operate an “in country, for country” strategy to diversify our supplier base, manage costs and hold inventory across our various sites. We employ a screening mechanism for conflict materials as part of our supplier approval and management processes. Use of tin, tungsten, tantalum and gold (3TG) in our purchased components is minimal. We have established a process to collect and report conflict minerals use in order to meet all regulatory and customer requirements. We use limited amounts of magnesium, graphite and platinum in our processes and these commodities are sourced from multiple suppliers to ensure availability. The quantities we consume of these materials are insignificant compared to the global production and usage.
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
In addition, our operations and properties are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, the cleanup of contaminated sites, the emission of greenhouse gases, and workplace health and safety. Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, impose joint and several liability for cleanup costs, without regard to fault, on persons who have disposed of or released hazardous substances into the environment. In addition, we could become liable to third parties for damages resulting from the disposal or release of hazardous substances into the environment. Some of our sites are affected by soil and groundwater contamination relating to historical site operations, which could require us to incur expenses to investigate and remediate the contamination in compliance with environmental laws. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. A failure to obtain, maintain, and comply with these permit requirements could result in substantial penalties, including facility shutdowns. From time to time, we could be subject to requests for information, notices of violation, and/or investigations initiated by environmental regulatory agencies relating to our operations and properties. Violations of environmental and health and safety laws can result in substantial penalties, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental and health and safety laws may change rapidly and have tended to become more stringent over time. As a result, we could incur costs for past, present, or future failure to comply with all environmental and health and safety laws and regulations. In addition, we could become subject to potential regulations concerning the emission of greenhouse gases or the disclosure thereof, and while the effect of such future regulations cannot be determined at this time, they could require us to incur substantial costs in order to achieve and maintain compliance. In the ordinary course of business, we may be held responsible for any environmental damages we may cause to our customers' premises.
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
Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of demand for our heat tracing products. Most of our heat tracing customers perform preventative maintenance prior to the winter season, typically making our second and third fiscal quarters the largest for related revenue. However, revenues from projects are not seasonal and depend on the capital spending environment and project timing. Our operating expenses remain relatively consistent with some variability, primarily related to sales commissions and related compensation as well as investments to further our global strategy of diversification, digitization, and decarbonization.
Our revenue derived from industrial process heating products typically experiences greater seasonality than our legacy heat tracing business, with a noticeable increase in revenue and profitability typically beginning in the third fiscal quarter and continuing during the winter months through the end of the fourth fiscal quarter.
Human Capital Management
We believe that our people are one of our most important investments and greatest assets. The success and growth of our business depend on our ability to attract, develop, incentivize and retain a diverse population of talented, qualified and highly skilled employees at all levels of our organization, including our executive officers, and across our global workforce. Our culture enables us to achieve our vision to be the world leader in industrial process heating. At the heart of our culture are our core values of Care, Commit and Collaborate.
Our board of directors provides important oversight on certain human capital matters through its Human Capital Management and Compensation Committee (the "HCMC Committee"). The HCMC Committee maintains oversight over our strategic direction for various people-related business strategies, including our compensation and benefit programs, leadership succession planning, culture, diversity, and talent development programs. The Company’s management proactively manages our human capital and cares for our employees in a manner that is consistent with our values.
Employee Health and Safety
We believe nothing is more important than the health, safety, and well-being of our people. We work hard to achieve best-in-class levels of safety through the application of policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking. We hold regular talks and events on key safety topics, including reporting all injuries, hazards, near-misses, and case management to prevent recurrence. We also participate in industry groups, within and outside the manufacturing, construction, and energy sectors, to share safety best practices and collaborate to address safety concerns.
Our Safety Record
Any loss of life or serious injury in the workplace is unacceptable. We did not have any fatal incidents at any of our facilities or job sites in fiscal 2025. We primarily track two key safety indicators in monitoring our safety efforts, total recordable incident rate (“TRIR”) and lost-time incident rate (“LTIR”). Our TRIR remained constant at 0.2 in fiscal 2025 and 2024, and our LTIR remained at 0.0 in both fiscal 2025 and 2024. TRIR and LTIR are calculated as the Company’s number of recordable injuries/lost time, respectively, experienced by employees during the fiscal year multiplied by 200,000 divided by the number of man hours worked during the fiscal year.
In addition to TRIR and LTIR, we also measure total near miss and hazard ID reporting as well as case management metrics. These aid in accident prevention, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.
Workforce Breakdown
At March 31, 2025, we employed 1,568 employees, of which 43.9% were located in the US-LAM region, 32.8% in Canada, 11.2% located in EMEA, and 12.1% located in APAC. We also contracted with 227 contingent workers at March 31, 2025. Our 12-month rolling voluntary turnover rate as of March 31, 2025, was 9.9% compared to the 2024 U.S. manufacturing industry average of 18.5% according to the U.S. Bureau of Labor Statistics ("BLS") Job Openings and Labor Turnover Survey. Our fiscal year differs from the period covered by the BLS study, but we believe it is the best proxy to benchmark against. Approximately 0.3% of our global employees are covered by a collective bargaining agreement. We have not experienced any union-related work stoppages in the past and we believe that our working relationship with our employees is positive.
Diversity
We believe in the benefits of an inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire innovative ideas and decisions. We have locations in 17 countries, and our employees operate across cultures, functions, unique languages, and time zones to solve the technical and logistical challenges presented by a worldwide customer base. Our diversity statistics include the following as of March 31, 2025 (based on self-reporting at the date of hire): 23.8% of our employees worldwide identify as female; 23.0% of our employees in the U.S. identify as female, and 51.0% of our employees in the U.S. identify as a racial or ethnic minority.
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
A significant portion of our revenue historically has been generated by end-users in connection with the development of large capital projects. The businesses of most of our large capital project customers are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the development of large capital projects is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. The demand for large capital projects may be further constrained by the uncertainty caused by the recent changes in United States trade policy. Customer project delays and cancellations may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays and cancellations may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.
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
For fiscal 2025, approximately 49% of our revenues were generated outside of the U.S., and approximately 17% of our revenues were generated outside of North America. One of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world; however, we may be unsuccessful in expanding our international business.
Conducting business outside the U.S. subjects us to additional risks that may impact our revenues, profitability or cash flows or increase our liabilities, including the following:
•changes in a specific country's or region's political, social or economic conditions, particularly in emerging markets;
•changes in trade relations between the U.S., Canada, China or Europe and foreign countries in which our customers and suppliers operate, including protectionist measures such as tariffs, import or export licensing requirements and trade sanctions;
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
Uncertainty over and changes in government administrative policy, including changes to existing trade agreements and government sanctions, including the recently enacted tariffs on trade between the U.S. and other countries, could have a material adverse effect on our business, results of operations and financial condition.
As a result of changes to government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S., Canada or the European Union, particularly tariffs on products manufactured in China, Canada, and Mexico, among other possible changes. Changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards U.S. companies as a result of such changes, could have an adverse effect on our business, financial condition, results of operations and cash flows. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements and imposition of new (and retaliatory) tariffs, including the recently announced and potentially contemplated tariffs by the new U.S. presidential administration, against certain countries or covering certain products, could increase our costs and impair our ability to expand the business. Based on our manufacturing practices and locations, there can be no assurance that any future executive or legislative action in the U.S. or other countries relating to trade regulation would not adversely affect our business, operations and financial results.
The markets we serve are subject to general economic conditions and cyclical demand, which could harm our business and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.
Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which our customers and end-users operate. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. In addition, these customers expenditures may be further constrained by the uncertainty caused by the recent changes in United States trade policy. Prolonged periods of little or no economic growth could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2025, was $240.3 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control and difficult to forecast. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.
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
Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in our principal end markets, including the general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other industries. If we fail to replace completed or canceled large projects with new order volume of the same magnitude, our backlog will decrease and our future revenue and financial results may be adversely affected. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.
Our current or future indebtedness could impair our financial condition and reduce the funds available to us for other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our results of operations.
At March 31, 2025, we had $138.4 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to (i) take any of these actions or that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; (ii) obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (iii) make strategic acquisitions or investments or enter into alliances; (iv) withstand a future downturn in our business or the economy in general; (v) engage in business activities, including future opportunities, that may be in our interest; and (vi) plan for or react to market conditions or otherwise execute our business strategies.

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
Typically, both large project and maintenance customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, during fiscal year ended March 31, 2025, revenue recognized over time accounted for approximately 29% of our total revenue. Although over time revenues, which provide for an ongoing stream of future high-margin maintenance revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin over time revenues relative to historical levels could adversely affect our gross margins and results of operations.
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
Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the U.S., Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2025, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $1.0 million. During fiscal 2024, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $4.3 million. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthen relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.
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
We test goodwill and indefinite-life intangible assets for impairment on an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2025, our goodwill and other intangible assets balance was $379.6 million, which represented 50% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
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
If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, pandemics, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and meet customer demand for our products, which could adversely affect our financial performance and results of operations. For example, our marketing and research & development buildings, located on the same campus as our former corporate headquarters and primary manufacturing facility in San Marcos, Texas, were destroyed by a tornado in January 2007. In addition, during fiscal 2021 and 2022, precautionary measures instituted by government authorities in certain markets and sanitization procedures adopted to protect our employees in response to the COVID-19 pandemic required us to temporarily suspend operations at certain of our manufacturing facilities.
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
We often rely on third-party subcontractors, suppliers and manufacturers to produce our products and complete our projects. To the extent we cannot engage subcontractors or acquire supplies or raw materials from third parties, our ability to produce our products or complete our projects in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. Rapid price increases caused by changes in U.S. or international trade policy or tariffs may limit our ability to accurately estimate costs for our fixed-price contract bids. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price or, if unavailable, limit the availability of products critical to our operations. Such shortages or disruptions could be caused by factors beyond the control of our subcontractors, our suppliers or us, including inclement weather, natural disasters, conflicts, tariffs, increased demand, problems in production or distribution, disruptions in third party logistics or transportation systems or the inability of our subcontractors or suppliers to obtain credit. These factors could be exacerbated by the impact of geopolitical instability, trade policy changes or pandemics. This may reduce the profit we realize or result in a loss on a project for which the services or materials were needed or, if the product is unavailable, prevent us from accepting orders.
We may lose money on fixed-price contracts, and we are exposed to liquidated damages charges and warranty claims in many of our customer contracts.
We often agree to provide products and services under fixed-price contracts, including our turnkey solutions. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts could vary from the estimated costs on which these contracts were originally based. This may occur for various reasons, including errors in estimates or bidding, changes in availability and cost of labor and raw materials, including those caused by tariffs, and unforeseen technical and logistical challenges, including with managing our geographically widespread operations and use of third party subcontractors, suppliers and manufacturers in many countries. These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our project revenue and operating results. In addition, many of our customer contracts, including fixed-price contracts, contain liquidated damages and warranty provisions for which we are responsible in the event that we fail to perform our obligations thereunder in a timely manner or our products or services fail to perform, in accordance with the agreed terms, conditions and standards.
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
We face a risk of exposure to legal claims and costs of litigation in the event that the failure, use or misuse of our products results in, or is alleged to result in, death, bodily injury, property damage or economic loss. Although we maintain quality controls and procedures, we cannot be sure that our products will be free from defects. If any of our products prove to be defective, we may be required to replace the product. In addition, we may be required to recall or redesign such products, which could result in significant unexpected costs. Some of our products contain components manufactured by third parties, which may also have defects. In addition, if we are installing our products, we may be subject to claims that our installation has caused damage or loss. Our products are often installed in our customers' or end-users' complex and capital-intensive facilities involved in inherently hazardous or dangerous industries, including energy, chemical processing and power generation, where the potential liability from risk of loss could be substantial. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any potential liabilities. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be insufficient to cover claims made against us. In the event that we do not have adequate insurance or contractual indemnification, product liabilities and other claims could have a material adverse effect on our business, financial condition or results of operations.
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
•the effects of the ongoing COVID-19 pandemic or other global pandemics, conflicts, changes in U.S. or international trade policy or catastrophes;
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
    The price of our common stock on the New York Stock Exchange ("NYSE") constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to:
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
•disruption to our operations;
•fluctuations in the stock prices of our peer companies or in stock markets in general; and
•general economic or political conditions, including the effects of global trade policies.
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
The system includes a risk assessment process that identifies and assesses the Company's cybersecurity risks. The risk assessment process is based on the security principles set forth in the National Institutes of Standards and Technology ("NIST") Cybersecurity Framework and includes the following steps:
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
Governance
The Company's Chief Executive Officer ("CEO"), through the appropriate reporting channels, is responsible for the cybersecurity risk management program. The Company's information technology department is responsible for developing and implementing the Company's cybersecurity policies, procedures, and strategies; overseeing the Company's cybersecurity risk assessment process; and monitoring the Company's cybersecurity risk profile. Our VP, Information Technology, who leads the information technology department, has over 15 years of experience with information security and information technology matters.
The Company's cybersecurity risk management program is subject to periodic review and updates. The Company's Board of Directors is responsible for overseeing the Company's cybersecurity risk management program through the Audit Committee. The Board receives quarterly reports on the Company's cybersecurity risk profile and the effectiveness of the Company's cybersecurity risk management program.
During the past year, there have been no material risks from cybersecurity threats or prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. Despite our cybersecurity risk management program and the associated controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, ransomware attacks, inadvertent or malicious employee actions, program failures, and other risks that could materially impact our financial condition, results of operations and/or cash flows.
For risks regarding cybersecurity and our information systems, please refer to Item 1A. “Risk Factors” in this annual report.
ITEM 2. PROPERTIES
Our headquarters and principal executive offices are located at 7171 Southwest Parkway, Building 300, Austin, Texas.
Our principal manufacturing and warehousing operations are located at our facilities in San Marcos, Texas. We own our principal manufacturing and warehousing facilities, and lease one ancillary manufacturing facility in San Marcos, Texas. All our reportable segments utilize our San Marcos, Texas facilities. In addition, we have offices and/or manufacturing and assembly locations in Chicago, Illinois, Morristown, Tennessee, Houston, Texas, Salt Lake City, Utah, Canada, the Netherlands, France, Italy, United Kingdom, Germany, Mexico, China, Korea, Japan, India, Australia, and Bahrain. All our manufacturing facilities are registered to International Organization for Standardization (ISO) 9001 quality standards, except for

Morristown, Tennessee and Chicago, Illinois, which are in the process to be certified. We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company trades on the NYSE under the symbol "THR." On May 21, 2025, the closing sale price of our common stock, as reported by the NYSE, was $29.12. As of May 21, 2025, there were approximately 15 holders of our common stock of record.
Stock Performance
    The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, and (ii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. The plotted points in the line graph are based on the closing price on the last trading date of the period. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2020 (the last day of our fiscal 2020), and assumes the reinvestment of dividends, as applicable. The stock price performance shown below is not necessarily indicative of future price performance.

600
500
400
300
200
100
0
Index Value ($)
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
Period Ended
Thermon Group Holdings, Inc. (THR)
iShares Russell 2000 Index (IWM)
S&P SmallCap 600 Energy

	March 31, 2020	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024	March 31, 2025
Thermon Group Holdings, Inc.	$100.00	$129.33	$107.50	$165.36	$217.12	$184.80
iShares Russell 2000 Index	$100.00	$194.80	$182.83	$161.41	$192.61	$184.97
S&P 600 SmallCap 600 Energy	$100.00	$291.61	$464.60	$428.36	$516.37	$387.98
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
Issuer Purchases of Equity Securities
On March 15, 2024, the Company announced the authorization of a share repurchase program by the Company’s board of directors of up to $50 million of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases (the "Repurchase Program"). On May 22, 2025, the Company announced that the board of directors had authorized an additional $24.4 million. The Repurchase Program does not include a specific timetable or price targets, except for the expiration of the Repurchase Program by March 15, 2027, and may be suspended or terminated at any time. Shares under the current repurchase program may be purchased through open market or privately negotiated transactions at the discretion of management, including through the use of trading plans intended to qualify under Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any share repurchases will be determined by the Company at its discretion based on ongoing evaluation of general market conditions, the market price of Thermon’s common stock, the Company’s capital needs, and other factors. The primary objective of the Repurchase Program is to offset dilution related to the Equity Compensation Plan discussed in Note 16, "Stock-Based Compensation" to our consolidated financial statements included elsewhere in this annual report.
During fiscal 2025, we purchased 694,025 shares at a weighted average price of $28.99. As of March 31, 2025, we have $29.6 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
Information relating to the Company’s purchases of its common stock during the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs
January 2025	22,856	$28.87	22,856
February 2025	155,842	29.51	155,842
March 2025	304,471	29.02	304,471
Total	483,169	$28.77	483,169
Recent Sales of Unregistered Securities
None.

ITEM 6. [RESERVED]
Not applicable.

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
Overview
For a complete overview of our business, please refer to Item 1. "Business" disclosed above in this annual report.
Recent Developments. We are currently integrating the operations of Fabbrica Apparecchiature Termoelettriche Industriali – F.A.T.I. – S.r.l. ("F.A.T.I."), our recent acquisition, which was consummated on October 2, 2024. F.A.T.I., based in Italy, is a leading designer and manufacturer of electrical heaters and heating systems for a broad range of industrial end markets, including oil and gas, pharmaceutical, renewables, nuclear and HVAC. Since its founding nearly 80 years ago, F.A.T.I. has built a high-quality portfolio of technologically advanced and reliable solutions for the industrial electric heating market that are available in over 30 countries around the globe. The initial purchase price was €12.5 million, or approximately $13.8 million, with cash acquired of $2.3 million, for a net closing purchase price of $11.5 million. In fiscal 2025, we adjusted the purchase price for excess cash acquired to €13.3 million, or approximately $14.7 million. The initial purchase price is still subject to customary adjustments, including liabilities such as warranty reserves. The purchase was funded with cash on hand, and includes F.A.T.I.'s manufacturing facility in Milan, which enhances our global production capabilities. The F.A.T.I. acquisition will strengthen our market position worldwide. We have integrated F.A.T.I. into our Europe, Middle East, and Africa ("EMEA") reportable segment.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at March 31, 2025 was $240.3 million as compared to $186.1 million at March 31, 2024. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
Operating expenses. Our selling, general, and administrative expenses ("SG&A") are primarily comprised of compensation and related expenses for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses and other expenses related to research and development, insurance, professional fees, the global integrated business information systems, and provisions for credit losses.

Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in Item 1A of this annual report. These factors include the following:
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
Projects that do not require installation and maintenance services are smaller in size and representative of maintenance, repairs and small upgrades necessary to improve efficiency and uptime. These small projects are typically tied to our customers operating expense budgets, are generally less than $0.5 million in total revenue, and have relatively higher profit margins. We will refer to such projects as "Over time small projects."
The most profitable of our sales are derived from selling our heating products, for which we recognize revenue at a point in time. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.
We estimate that Point in time and Over time revenues have each contributed the following as a percentage of total revenue in the periods listed:

	Year-Ended March 31, 2025	Year-Ended March 31, 2024	Year-Ended March 31, 2023
Point in time	71%	61%	63%
Over time:	29%	39%	37%
Small projects	14%	15%	15%
Large projects	15%	24%	22%
Our Over time revenue includes (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey and other solutions such as some engineered products. For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.
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
For revenue recognized under fixed fee contracts, we measure the costs incurred that contribute towards the satisfaction of our performance obligation as a percentage of the estimated total cost of production (the “cost-to-cost method”), and we recognize a proportionate amount of contract revenue, as the cost-to-cost method appropriately depicts performance towards satisfaction of the performance obligation. Changes to the original cost estimate may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profits are adjusted using the cumulative catch-up method for revisions in estimated contract costs. Reviews of estimates have not generally resulted in significant adjustments to our results of operations.

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

Results of Operations
The following table sets forth data from our statements of operations for the periods indicated.

Consolidated Statements of Operations Data:	Fiscal Year Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Sales	$498,207	$494,629	$3,578	1%
Cost of sales	275,311	283,065	(7,754)	(3)%
Gross profit	222,896	211,564	11,332	5%
Operating expenses:
Selling, general and administrative expenses	129,307	123,820	5,487	4%
Deferred compensation plan expense/(income)	452	1,231	(779)	(63)%
Amortization of intangible assets	13,681	10,158	3,523	35%
Restructuring and other charges/(income)	(301)	984	(1,285)	(131)%
Income from operations	79,757	75,371	4,386	6%
Other income/(expenses):
Interest expense, net	(10,325)	(8,845)	(1,480)	17%
Other income/(expense)	687	1,148	(461)	(40)%
Income before provision for income taxes	70,119	67,674	2,445	4%
Income tax expense	16,604	16,086	518	3%
Net income	$53,515	$51,588	$1,927	4%

As a percent of sales:
Gross profit	44.7%	42.8%	190 bps
Selling, general and administrative expenses	26.0%	25.0%	100 bps
Income from operations	16.0%	15.2%	80 bps
Net income	10.7%	10.4%	30 bps

Effective tax rate	23.7%	23.8%	-10 bps
Year Ended March 31, 2025 ("fiscal 2025") Compared to the Year Ended March 31, 2024 ("fiscal 2024")
Revenues. Revenue increased in fiscal 2025 compared to fiscal 2024 primarily due to the contribution from our acquisitions of $47.9 million on a reported basis, with Vapor Power adding $41.3 million to the growth. Our Canada revenue increased $3.7 million, or 2%. Revenue in our APAC segment increased $0.2 million, or 1% and revenue in our EMEA segment was flat compared to fiscal 2024 on a reported basis, with F.A.T.I. contributing $6.6 million in fiscal 2025. Our US-LAM revenue decreased $0.3 million. Particularly strong demand related to our Point-in-time sales contributed to the total growth, partially offset by a marked weakness in our Over time sales as we experienced a slowdown in demand for our large projects associated with the overall macro-economic uncertainty. Point-in-time sales grew $52.5 million and Over time sales declined $48.9 million compared to fiscal 2024. Our sales mix in fiscal 2025 was 71% Point-in-time sales and 29% Over time sales as compared to 61% Point-in-time sales and 39% Over time sales in fiscal 2024.
Our Vapor Power entity, acquired in December 2023, contributed $52.2 million in revenues in fiscal 2025 as compared to a partial year of revenue in fiscal 2024 of $10.9 million. Our F.A.T.I. entity, acquired in October 2024, contributed $6.6 million. Refer to Note 2, "Acquisitions" for more information.
Separately, revenue was negatively affected in fiscal 2025 by foreign exchange rate impacts of approximately $1.0 million, though this is partially offset by similar effects within cost of sales.
    Gross profit. Gross profit increased in fiscal 2025 versus fiscal 2024 on greater sales volume and higher gross profit margin, which increased 190 bps. This improvement in margin was primarily driven by a more favorable product mix. Our Point-in-time sales generally carry stronger margins relative to our Over time sales and constituted a greater percentage of our revenue in fiscal 2025 relative to fiscal 2024. Fiscal 2024 gross margin was supported by customer price increases and operational efficiencies, though tempered by inflationary pressures on costs.

Selling, general and administrative expenses. The increase in SG&A is due in part to investments to advance our decarbonization, diversification and digitization strategies as well as increased headcount related to our recent acquisitions, sales commissions, and other salaries and benefits. SG&A as a percentage of sales increased by 100 bps related to the above.
Deferred compensation plan expense/(income). The change in deferred compensation plan activity is primarily attributable to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in Other income/(expense) where the Company records market gains/(losses) on related investment assets.
Amortization of intangible assets. The increase of amortization is due to adding certain intangible assets through our recent acquisitions. Refer to Note 2, "Acquisitions."
Restructuring and other charges/(income). In the first quarter of fiscal 2025, we enacted a reduction-in-force as well as the closure of our Denver manufacturing facility as part of consolidating our overall manufacturing footprint. The sale of our Denver facility land and building resulted in a gain of $3.0 million, which almost entirely offset the costs incurred for the reduction in force and facility consolidation. In fiscal 2024, the Russia Exit (as defined below) primarily contributed to the charges. Refer to Note 14, "Restructuring and Other Charges/(Income)" for additional details.
Interest expense, net. Interest expense, net increased compared to fiscal 2024 primarily due to a higher average debt balance. We borrowed additional funds at the end of fiscal 2024 to help fund the Vapor Power acquisition. As a result our average outstanding principal balance in fiscal 2025 was $156.8 million versus $127.5 million in fiscal 2024. This was partially offset by a lower average interest rate in fiscal 2025 (6.4% versus 6.8% in fiscal 2024). See Note 12, "Long-Term Debt," for additional information.
Other income/(expense). The change in other income/(expense) primarily relates to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income taxes. Income tax expense was $16.6 million, or 23.7%, on pretax income of $70.1 million in fiscal 2025 as compared to income tax expense of $16.1 million, or 23.8%, on a pretax income of $67.7 million in fiscal 2024. Tax expense in fiscal 2025 included a $1.0 million, or 1.4%, reduction associated with the release of an uncertain tax position. See Note 18, “Income Taxes,” for further information.
Net income. The change in net income is explained by the changes noted in the sections above.

Consolidated Statements of Operations Data:	Fiscal Year Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Sales	$494,629	$440,590	$54,039	12%
Cost of sales	283,065	255,465	27,600	11%
Gross profit	211,564	185,125	26,439	14%
Operating expenses:
Selling, general and administrative expenses	123,820	117,003	6,817	6%
Deferred compensation plan expense/(income)	1,231	(208)	1,439	(692)%
Amortization of intangible assets	10,158	9,447	711	8%
Restructuring and other charges/(income)	984	3,693	(2,709)	(73)%
Income from operations	75,371	55,190	20,181	37%
Other income/(expenses):
Interest expense, net	(8,845)	(5,871)	(2,974)	51%
Other income/(expense)	1,148	(86)	1,234	(1435)%
Income before provision for income taxes	67,674	49,233	18,441	37%
Income tax expense	16,086	15,567	519	3%
Net income	$51,588	$33,666	$17,922	53%

As a percent of sales:
Gross profit	42.8%	42.0%	80 bps
Selling, general and administrative expenses	25.0%	26.6%	-160 bps
Income from operations	15.2%	12.5%	270 bps
Net income	10.4%	7.6%	280 bps

Effective tax rate	23.8%	31.6%
Year Ended March 31, 2024 ("fiscal 2024") Compared to the Year Ended March 31, 2023 ("fiscal 2023")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024 for a discussion of the results of operations in fiscal 2024 as compared to fiscal 2023.
Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2025, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
    For information on legal proceedings, see Note 15, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 7.
    To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2025, we had in place standby letters of credit, bank guarantees and performance bonds totaling $13.2 million to back our various customer contracts. In addition, our Indian subsidiary also has $4.2 million in customs bonds outstanding. Refer to Note 15, "Commitments and Contingencies" for more information on our letters of credit and bank guarantees.
Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service, share repurchases and potential future acquisitions.
Cash and cash equivalents. At March 31, 2025, we had $39.5 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $14.4 million, or 36%, of these amounts were held in domestic accounts with various institutions and approximately $25.1 million, or 64%, of these amounts were held in accounts outside of the U.S. with various financial institutions. While we have cash needs at our various foreign operations, excess cash is available for distribution to the U.S. through intercompany dividends.
Generally, we seek to maintain a cash and cash equivalents balance between $30.0 and $40.0 million. We will encounter periods where we may be above or below this range, due to, for example, inventory buildup for anticipated seasonal demand in fall and winter months, related cash receipts from credit sales in months that follow, debt maturities, restructuring activities, larger capital investments, severe and/or protracted economic downturns, acquisitions, share repurchases, or some combination of the above activities. The Company continues to manage its working capital requirements effectively through optimizing inventory levels, doing business with creditworthy customers, and extending payments terms with its supplier base.
Share repurchases
In fiscal 2024, we announced the authorization from our board of directors to execute a share repurchase program of up to $50.0 million (the "Repurchase Program"). As of March 31, 2025, we have $29.6 million of remaining unused and authorized availability under the Repurchase Program. On May 22, 2025, the Company announced that the board of directors had authorized an additional $24.4 million for the repurchase of the Company's outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. This increases the total unused and authorized availability under the Company's Repurchase Program to $50.0 million. The Repurchase Program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. Refer to Note 6, "Net Income per Common Share" for more information.
Senior secured credit facility
See Note 12, “Long-Term Debt” to our consolidated financial statements and accompanying notes thereto included in Item 8 of this annual report for additional information on our senior secured term loan and revolving credit facilities, which is hereby incorporated by reference into this Item 7. At March 31, 2025, we had zero outstanding borrowings under our revolving credit facility and $97.9 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $2.1 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments, despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of March 31, 2025, we had $138.4 million of outstanding principal on our term loan facilities, net of deferred debt issuance costs. Each of the term loans will amortize as set forth in the table below, with payments due on the first day of each January, April, July and October, with the balance of each term loan facility due at maturity.

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
We expect our capital expenditures to approximate 2% to 3% of revenue in fiscal 2026. Additionally, we will be required to pay $18.0 million in principal payments and approximately $7.5 million in interest payments on our long-term debt in the next 12 months. Our estimate of interest expense above was derived from our variable interest rates at March 31, 2025, and is subject to change. See further details Note 12, "Long-Term Debt." We also have payment commitments of $1.4 million, mostly related to long-term information technology contracts, of which $0.5 million are due within the next 12 months.

Selected Cash Flow Data:	Year Ended March 31,
(Dollars in thousands)	2025	2024	2023
Total cash provided by/(used in):
Operating activities	$63,118	$65,955	$57,714
Investing activities	(14,970)	(109,522)	(44,555)
Financing activities	(56,419)	56,533	(13,465)

Free Cash Flow(1)
Cash provided by operating activities	$63,118	$65,955	$57,714
Less: Cash used for purchases of property, plant, and equipment	(10,249)	(11,016)	(9,453)
Plus: Sales of rental equipment	65	99	197
Free Cash Flow	$52,934	$55,038	$48,458
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
Year Ended March 31, 2025 ("fiscal 2025") Compared to the Year Ended March 31, 2024 ("fiscal 2024")
Net cash provided by/(used in) operating activities. Net cash provided by operating activities decreased in fiscal 2025 versus fiscal 2024. The decrease is mostly attributable to greater investments in our working capital of $8.4 million, partially offset by an increase in net income and other accounts of $5.6 million.
Net cash provided by/(used in) investing activities. The comparative decrease in the use of cash in fiscal 2025 versus fiscal 2024 relates to our recent acquisitions. The Vapor Power acquisition in fiscal 2024 was much larger than the F.A.T.I. acquisition in fiscal 2025. Refer to Note 2, "Acquisitions" for more information. Additionally, we decreased capital expenditures by $9.5 million in fiscal 2025 versus fiscal 2024 and received $5.8 million in proceeds from the sale of our Denver property in fiscal 2025.
Net cash provided by/(used in) financing activities. The change in cash flow from financing activities is mostly attributable to the borrowings related to our acquisition of Vapor Power in fiscal 2024. We borrowed an incremental $105 million through an incremental term loan and revolving credit facility borrowings. In fiscal 2025, by contrast, we financed the F.A.T.I. acquisition with cash on hand. Refer to Note 12, "Long-Term Debt" for more information. Additionally, we repurchased $20.1 million in our own shares in fiscal 2025 versus just $0.3 million in fiscal 2024.
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
Free Cash Flow totaled $52.9 million for fiscal 2025 as compared to $55.0 million for fiscal 2024, a decrease primarily due to lower cash flows from operations.
Year Ended March 31, 2024 ("fiscal 2024") Compared to the Year Ended March 31, 2023 ("fiscal 2023")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on May 29, 2024 for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2024 as compared to fiscal 2023.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements not already disclosed. In addition, we do not have any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities.
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
Non-GAAP Financial Measures
    Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," and "Free Cash Flow," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share" ("Adjusted EPS") represents net income attributable to Thermon before costs related to acceleration of unamortized debt costs, the tax benefit from income tax rate reductions in certain foreign jurisdictions, withholding tax on dividend related to the debt amendment, amortization of intangible assets, transaction-related costs, the income tax effect on any non-tax adjustments, costs associated with our restructuring and other income/(charges), other impairment charges/(income), and loss on debt extinguishment, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, impairment and other charges/(income), loss on debt extinguishment, transaction-related costs, expenses associated with our restructuring and other income/(charges), and expenses related to our Enterprise Resource Planning ("ERP") system implementation. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment, net of sales of rental equipment and proceeds from sales of land and buildings.
    We believe these non-GAAP financial measures are meaningful to our investors to enhance their understanding of our financial performance and are frequently used by securities analysts, investors and other interested parties to compare our performance with the performance of other companies that report Adjusted EPS, Adjusted EBITDA, or Adjusted Net Income. Adjusted EPS, Adjusted EBITDA, and Adjusted Net Income should be considered in addition to, not as substitutes for income from operations, net income, net income per share, and other measures of financial performance reported in accordance with GAAP. We provide Free Cash Flow as one measure of our liquidity. Note that our calculation of Adjusted EPS, Adjusted EBITDA, Adjusted Net Income, and Free Cash Flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
(Dollars in thousands)	2025	2024	2023
Net income	$53,515	$51,588	$33,666
Interest expense, net	10,325	8,845	5,871
Income tax expense	16,604	16,086	15,567
Depreciation and amortization	22,339	18,837	19,231
EBITDA (non-GAAP)	$102,783	$95,356	$74,335
Stock-based compensation	5,244	5,754	5,954
Transaction-related costs	355	2,107	335
Restructuring and other charges/(income)[1]	292	984	3,693
ERP implementation-related costs	557	—	—
Impairment and other charges	—	—	8,945
Adjusted EBITDA (non-GAAP)	$109,231	$104,201	$93,262
(1) - Includes $0.6 million of restructuring charges recorded in Cost of sales.
The following table reconciles net income to Adjusted Net Income and Adjusted EPS for the periods presented:

	Year ended March 31,
(Dollars in thousands, except per share data)	2025	2024	2023
Net income	$53,515	$51,588	$33,666
Amortization of intangible assets	13,681	10,158	9,447
Transaction-related costs	355	2,107	335
Restructuring and other charges/(income)[1]	292	984	3,693
ERP implementation-related costs	557	—	—
Impairment and other charges	—	—	8,945
Tax benefit from the release of uncertain tax position reserve	(1,046)	—	—
Tax effect of adjustments	(3,582)	(2,947)	(3,307)
Adjusted net income (non-GAAP)	$63,772	$61,890	$52,779

Adjusted fully diluted earnings per common share (non-GAAP)	$1.87	$1.82	$1.56

Fully-diluted common shares - (thousands)	34,058	34,067	33,746
(1) - Includes $0.6 million of restructuring charges recorded in Cost of sales.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk related to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 49% of our fiscal 2025 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the U.S., Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in Other income/(expense). The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2025 and 2024, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $16.8 million and $7.0 million, respectively.
During fiscal 2025, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $2.9 million for fiscal 2025. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $3.6 million for fiscal 2025. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.4 million for fiscal 2025. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $0.5 million for fiscal 2025.
The geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Net of forward contracts, the impact of foreign currency transactions on our consolidated statements of operations were gains of $0.1 million and losses of $0.2 million in fiscal 2025 and fiscal 2024, respectively.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2025, we estimate that our sales were negatively impacted by $1.0 million when compared to foreign exchange translation rates that were in effect in fiscal 2024. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the equity section of our balance sheet. The effect of foreign currency translation were losses of $15.5 million in fiscal 2025 and $0.8 million in fiscal 2024. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.
Foreign currency risks related to intercompany notes. Refer to Note 3, "Fair Value Measurements" for more information. Also, refer to Item 1A, "Risk Factors" for further discussion regarding our risk as it relates to foreign currency.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan A credit facility and revolving credit facility incur interest expense that is variable in relation to the SOFR rate. The interest rate for borrowings under our term loan A credit facility was 5.66% for the U.S. term loan and 6.04% for the 2023 incremental U.S. Term Loan Facility as of March 31, 2025. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2025, we had zero outstanding principal under our revolving credit facility.
    As of March 31, 2025, we had $138.9 million of outstanding principal under our variable rate SOFR-based term loan A credit facilities. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.4 million increase or decrease in our annual interest expense.
Commodity price risk. We use various commodity-based raw materials in our manufacturing processes. Generally, we acquire such components at market prices and do not typically enter into long-term purchase commitments with suppliers or hedging instruments to mitigate commodity price risk. As a result, we are subject to market risks related to changes in commodity prices and supplies of key components of our products. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers. Typically, we have been able to pass on raw material cost increases to our customers. We cannot provide any assurance, however, that we may be able to pass along such cost increases, including the impact of tariffs, to our customers or source sufficient amounts of key components on commercially reasonable terms or at all in the future, and if we are unable to do so, our results of operations may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 22, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of estimated costs at completion for revenue recognized over time under select fixed fee contracts
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company recognizes a proportionate amount of contract revenue for fixed fee contracts using the cost-to-cost method which depicts performance towards satisfaction of the performance obligation. For the year ended March 31, 2025, the Company recognized $145,135 thousand of over time revenues, which included revenue recognized under fixed fee contracts.
We identified the evaluation of estimated costs at completion for revenue recognized over time under select fixed fee contracts as a critical audit matter. A high degree of subjective auditor judgment was required because of the variability and inherent uncertainty associated with the estimated costs of material and labor to complete contracts.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process for fixed fee contracts, including controls related to contract review and setup, project cost accumulation, monitoring of project status, and estimated costs at completion. For a selection of fixed fee contracts, we evaluated the estimated costs at completion by:
•inspecting the underlying contract and related amendments to obtain an understanding of the contractual requirements and related performance obligations

•inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias
•comparing a selection of costs of material and labor in the estimated costs at completion to source documents, costs incurred to date on the project, and costs incurred on similar projects
•comparing management’s prior forecasts of estimated costs of material and labor to actual results to evaluate management’s ability to accurately forecast.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Austin, Texas
May 22, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Thermon Group Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Thermon Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated May 22, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Fabbrica Apparecchiature Termoelettriche Industriali – F.A.T.I. – S.r.l. during the year ended March 31, 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, Fabbrica Apparecchiature Termoelettriche Industriali – F.A.T.I. – S.r.l.’s internal control over financial reporting associated with total assets of 3% and total revenues of 1% included in the consolidated financial statements of the Company as of and for the year ended March 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fabbrica Apparecchiature Termoelettriche Industriali – F.A.T.I. – S.r.l.
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

/s/ KPMG LLP

Austin, Texas
May 22, 2025

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(U.S. Dollars in thousands, except share and per share data)

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
Sales	$498,207	$494,629	$440,590
Cost of sales	275,311	283,065	255,465
Gross profit	222,896	211,564	185,125
Operating expenses:
Selling, general and administrative expenses	129,307	123,820	117,003
Deferred compensation plan expense/(income)	452	1,231	(208)
Amortization of intangible assets	13,681	10,158	9,447
Restructuring and other charges/(income)	(301)	984	3,693
Income from operations	79,757	75,371	55,190
Other income/(expenses):
Interest expense, net	(10,325)	(8,845)	(5,871)
Other income/(expense)	687	1,148	(86)
Income before provision for income taxes	70,119	67,674	49,233
Income tax expense	16,604	16,086	15,567
Net income	53,515	51,588	33,666
Other comprehensive income:
Net income	$53,515	$51,588	$33,666
Foreign currency translation adjustment	(15,515)	836	(19,202)
Other	(79)	29	8
Total comprehensive income	$37,921	$52,453	$14,472
Net income per common share:
Basic	$1.59	$1.53	$1.01
Diluted	1.57	1.51	1.00
Weighted-average shares used in computing net income per common share:
Basic	33,707,804	33,670,861	33,468,632
Diluted	34,058,239	34,066,987	33,745,936

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(U.S. Dollars in thousands, except share and per share data)

	March 31, 2025	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$39,537	$48,631
Accounts receivable, net of allowances of $1,230 and $1,428 as of March 31, 2025 and 2024, respectively	109,830	107,318
Inventories, net	88,980	86,321
Contract assets	19,188	16,690
Prepaid expenses and other current assets	16,526	14,010
Income tax receivable	231	1,630
Total current assets	$274,292	$274,600
Property, plant and equipment, net of depreciation and amortization of $75,773 and $73,422 as of March 31, 2025 and 2024, respectively	72,824	68,335
Goodwill	264,331	270,786
Intangible assets, net	115,283	127,092
Operating lease right-of-use assets	11,192	13,613
Deferred income taxes	895	1,074
Other non-current assets	16,635	12,240
Total assets	$755,452	$767,740
Liabilities and equity
Current liabilities:
Accounts payable	$31,185	$31,396
Accrued liabilities	35,788	31,624
Current portion of long-term debt	18,000	14,625
Borrowings under revolving credit facility	—	5,000
Contract liabilities	19,604	20,531
Lease liabilities	4,023	3,273
Income taxes payable	4,063	2,820
Total current liabilities	$112,663	$109,269
Long-term debt, net of current maturities and deferred debt issuance costs of $508 and $918 as of March 31, 2025 and 2024, respectively	120,366	151,957
Deferred income taxes	9,756	9,439
Non-current lease liabilities	9,299	12,635
Other non-current liabilities	8,053	9,553
Total liabilities	$260,137	$292,853
Equity
Common stock: $.001 par value; 150,000,000 authorized; 33,945,413 issued and 33,243,370 outstanding, and 33,730,243 shares issued and 33,722,225 outstanding at March 31, 2025 and 2024, respectively	33	34
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid-in capital	246,201	243,555
Treasury stock, common stock, at cost; 702,043 and 8,018 shares at March 31, 2025 and 2024, respectively	(20,388)	(250)
Accumulated other comprehensive loss	(72,829)	(57,235)
Retained earnings	342,298	288,783
Total equity	$495,315	$474,887
Total liabilities and equity	$755,452	$767,740
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(U.S. Dollars in thousands, except share and per share data)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2022	33,364,722	$33	$234,549	$—	$203,528	$(38,906)	$399,204
Issuance of common stock in exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	38,137	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	40,923	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	64,294	—	—	—	—	—	—
Stock compensation expense	—	—	5,954	—	—	—	5,954
Repurchase of employee stock units on vesting	—	—	(643)	—	—	—	(643)
Net income	—	—	—	—	33,666	—	33,666
Foreign currency translation adjustment	—	—	—	—	—	(19,202)	(19,202)
Other	—	—	—	—	1	8	9
Balances at March 31, 2023	33,508,076	$33	$239,860	$—	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to directors	22,829	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	98,177	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	101,161	—	—	—	—	—	—
Stock compensation expense	—	—	5,754	—	—	—	5,754
Repurchase of employee stock units on vesting	—	—	(2,058)	—	—	—	(2,058)
Repurchase of shares under authorized program	(8,018)	—	—	(250)	—	—	(250)
Net income	—	—	—		51,588	—	51,588
Foreign currency translation adjustment	—	—	—	—	—	836	836
Other	—	1	(1)	—	—	29	29
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock in exercise of stock options	33,573	—	632	—	—	—	632
Issuance of common stock as deferred compensation to directors	21,802	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	72,013	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Stock compensation expense	—	—	5,244	—	—	—	5,244
Repurchase of employee stock units on vesting	—	—	(3,230)	—	—	—	(3,230)
Repurchase of shares under authorized program	(694,025)	—	—	(20,138)	—	—	(20,138)
Net income	—	—	—	—	53,515	—	53,515
Foreign currency translation adjustment	—	—	—	—	—	(15,515)	(15,515)
Other	—	(1)	—	—	—	(79)	(80)
Balances at March 31, 2025	33,243,370	$33	$246,201	$(20,388)	$342,298	$(72,829)	$495,315
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
Operating activities
Net income	$53,515	$51,588	$33,666
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,339	18,837	19,231
Amortization of debt costs	486	489	317
Impairment of property, plant, and equipment	—	—	298
Stock compensation expense	5,244	5,754	5,954
Deferred income taxes	(1,081)	(2,079)	(4,562)
Reserve release for uncertain tax positions	(1,046)	84	36
Remeasurement (gain)/loss on intercompany balances	36	(784)	(914)
Changes in operating assets and liabilities:
Accounts receivable	(4,220)	(540)	(2,912)
Inventories	(698)	3,778	(8,839)
Contract assets and liabilities	(6,655)	(101)	4,051
Other current and non-current assets	(9,402)	(4,935)	57
Accounts payable	(1,156)	2,707	(7,119)
Accrued liabilities and non-current liabilities	3,410	(6,355)	11,147
Income taxes payable and receivable	2,346	(2,488)	7,303
Net cash provided by operating activities	$63,118	$65,955	$57,714
Investing activities
Purchases of property, plant and equipment	$(10,249)	$(11,016)	$(9,453)
Sales of rental equipment	65	99	197
Proceeds from sale of property, plant and equipment	5,759	840	—
Proceeds from disposal of business	—	1,027	—
Cash paid for acquisitions, net of cash acquired	(10,545)	(100,472)	(35,299)
Net cash used in investing activities	$(14,970)	$(109,522)	$(44,555)
Financing activities
Proceeds from Term Loan A	$—	$100,000	$—
Payments on Term Loan A	(28,625)	(30,872)	(27,180)
Proceeds from revolving credit facility	12,000	18,000	34,500
Payments on revolving credit facility	(17,000)	(27,500)	(20,000)
Issuance costs associated with debt financing	—	(759)	—
Lease financing	(58)	(28)	(142)
Issuance of common stock including exercise of stock options	632	—	—
Repurchase of employee stock units on vesting	(3,230)	(2,058)	(643)
Repurchase of treasury shares under authorized program	(20,138)	(250)	—
Net cash provided by/ (used in) financing activities	$(56,419)	$56,533	$(13,465)
Less: Net change in cash balances classified as assets held-for-sale	—	—	(3,939)
Effect of exchange rate changes on cash and cash equivalents	(738)	(1,055)	(1,166)
Change in cash and cash equivalents	$(9,009)	$11,911	$(5,411)
Cash, cash equivalents and restricted cash at beginning of period	50,431	38,520	43,931
Cash, cash equivalents and restricted cash at end of period	$41,422	$50,431	$38,520
Supplemental cash flow information:
Interest paid	$10,405	$9,178	$5,767
Income taxes paid	16,498	23,130	14,933
Income tax refunds received	1,497	2,829	2,361
Purchases of property, plant and equipment in accounts payable	311	654	324
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Years Ended March 31, 2025, 2024 and 2023
1. Organization and Summary of Significant Accounting Policies
Organization
Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as "we," "our" or the "Company" herein. We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets."
Basis of Consolidation and Presentation
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All intercompany balances have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 49%, 51% and 56%, of the Company's consolidated sales for fiscal 2025, 2024 and 2023, respectively, and 47% and 49%, of the Company's consolidated total assets at March 31, 2025 and 2024, respectively. In our opinion, the accompanying consolidated financial statements present fairly our financial position at March 31, 2025 and 2024, and the results of operations for the years ended March 31, 2025, 2024, and 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, including estimates such as those related to contract assets and liabilities, income taxes, and goodwill impairment, among others. Actual results may differ from those estimates and such differences may be material to the financial statements.
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

	March 31, 2025	March 31, 2024	March 31, 2023
Cash and cash equivalents	$39,537	$48,631	$35,635
Restricted cash included in prepaid expenses and other current assets	1,885	1,800	2,859
Restricted cash included in other non-current assets	—	—	26
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$41,422	$50,431	$38,520
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
Accounts Receivable and Concentration of Credit Risk
The Company's receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables is net of allowance for credit losses. If events or changes in circumstances indicate specific receivable balances might be impaired, further consideration is given to the Company's ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for credit losses based upon an analysis of aged receivables as well as specific reserves for certain accounts. Past-due receivable balances are written off when the Company's internal collection efforts have been unsuccessful in collecting the amounts due.
The Company's primary base of customers operates in the general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other industries. Historically, we have not experienced significant collection losses on sales to these customers. The Company's receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. At March 31, 2025 and 2024, no one customer represented more than 10% of the Company's accounts receivable balance.
At March 31, 2025 and 2024, we had $4,422 and $4,646, respectively, of balances billed but not paid by customers under retention provisions of our contracts. Retention balances typically represent hold backs against project completion.
The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for credit losses were $1,230 and $1,428 as of March 31, 2025 and 2024, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.
The following table summarizes the annual changes in our allowance for credit losses:

Balance at March 31, 2022	$2,177
Additions to reserve	1,377
Write-off of uncollectible accounts	(872)
Balance at March 31, 2023	2,682
Additions to reserve	516
Write-off of uncollectible accounts	(1,770)
Balance at March 31, 2024	1,428
Additions to reserve	819
Write-off of uncollectible accounts	(1,017)
Balance at March 31, 2025	$1,230
Inventories
Inventories, principally raw materials and finished goods, are valued at the lower of cost (standard cost) or net realizable value. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions, as well as various types of immersion, circulation and space heaters for our process heating business. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. We determine the inventory valuation reserves based on recent actual usage history. In cases where we are aware of changes needed in the valuation of a certain item, a specific reserve is recorded to reduce the item to its estimated net realizable value using an estimate of expected sales price less any disposal costs.
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's consolidated statements of operations and comprehensive income, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $8,250 and $2,800 as of March 31, 2025 and 2024, respectively. Of this total, $1,206 and $161 was recorded within prepaid expenses and other current assets and $7,044 and $2,639 was recorded within other non-current assets on the Company's consolidated balance sheets as of March 31, 2025 and 2024, respectively. The CCA implementation costs are recorded within operating activities in the Company's consolidated statements of cash flows. We did not have significant CCA costs in fiscal 2023.
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
The Company determined no other impairment of long-lived assets existed in fiscal 2025, 2024, or 2023.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We conduct a required annual review of goodwill for potential impairment in the fourth quarter, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments.
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
In fiscal 2025, we elected to test our goodwill and other intangible assets for impairment using the qualitative method.
We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis in our fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. In fiscal 2025, 2024 and 2023, the Company determined that no impairment of goodwill existed.
In fiscal 2025 and 2024, we added $114 and $51,750, respectively, of goodwill through acquisitions. Please refer to Note 2, "Acquisitions." We believe the goodwill acquired in these acquisitions represents synergies from combining operations in addition to the identifiable tangible and intangible assets. The goodwill related to the Vapor Acquisition is deductible for tax purposes; however, the goodwill related to the F.A.T.I. Acquisition is not deductible for tax purposes.
Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite-lived intangible assets consist primarily of trademarks. If a full quantitative assessment is warranted, the fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. In fiscal 2025, we performed a qualitative assessment. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2025, 2024 or 2023.
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
Description of Product and Service Offerings and Revenue Recognition Policies
    We provide (i) a suite of products, including heating units, heating cables, tubing bundles, control systems including customized software solutions, environmental heating solutions, process heating solutions, temporary heating and lighting, filtration, transportation products, boilers, heating blankets, and temporary power products, and (ii) services, including design optimization, engineering, installation and maintenance services required to deliver comprehensive solutions to complex projects. The performance obligations associated with our product sales are generally recognized at a point in time. Where products and services are provided together under a time and materials contract, the performance obligations are satisfied over time. We also provide fixed-fee solutions consisting of products and services under which the related performance obligations are satisfied over time.
    Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring such goods or providing such services. We account for a contract when a customer provides us with a purchase order or other contract that identifies the goods or services to be provided, the payment terms for those services, and when collectability of the consideration due is probable. Generally, our payment terms do not exceed 30 days for product sales, while terms for our time and materials and fixed-price contracts can vary based on milestones or other key deliverable-based increments. Please refer to Note 5, "Revenue from Contracts with Customers" for additional information.
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
Warranties
The Company offers a standard warranty on product sales. Specifically, we will repair or replace any defective product within one year from the date of purchase. Warranties on projects are negotiated individually, are typically one year to 18 months in duration, and may include the cost of labor to repair or replace products. Factors that affect the Company's warranty liability include the amount of sales, historical and anticipated rates of warranty claims, and cost per claim. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Research and Development
Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income. Research and development expenses include salaries, direct material costs incurred, plus building and other overhead expenses. The amounts expensed for fiscal 2025, 2024 and 2023 were $9,408, $9,799 and $10,568, respectively.
Loss Contingencies
We accrue for probable losses from contingencies on an undiscounted basis when such costs are considered probable of being incurred and are reasonably estimable. Legal expense related to such matters are expensed as incurred. We regularly evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a material loss may have been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.
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
In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time. The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We account for these uncertain tax positions pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different from the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.
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
Recent Accounting Pronouncements
Segment Reporting - In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The Company has adopted this ASU as issued by the FASB. Other than providing additional disclosures related to our segments, the adoption did not materially impact our financial statements. Refer to Note 19, "Segment Information” for more information.
Income taxes - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. This ASU will be effective in fiscal 2026 for our annual report on Form 10-K. Except for the anticipated expanded disclosure, we do not believe this ASU will materially impact our consolidated financial statements.
Income statement expenses - In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to enhance disclosures regarding significant expenses. The purpose of the amendment is to provide readers of the financial statements with information to better understand an entity’s overall performance, assess potential future cash flows, and compare an entity's performance over time and with that of other entities. The guidance is effective in our fiscal year ending March 31, 2028 for our annual report on Form 10-K. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.
2. Acquisitions
F.A.T.I.
On October 2, 2024, we acquired Fabbrica Apparecchiature Termoelettriche Industriali – F.A.T.I. – S.r.l. ("F.A.T.I.") (the "F.A.T.I. Acquisition"). F.A.T.I., based in Italy, is a leading designer and manufacturer of electrical heaters and heating systems for a broad range of industrial end markets, including oil and gas, pharmaceutical, renewables, nuclear and HVAC. Since its founding nearly 80 years ago, F.A.T.I. has built a high-quality portfolio of technologically advanced and reliable solutions for the industrial electric heating market that are available in over 30 countries around the globe. In fiscal 2025, F.A.T.I. contributed $6,584 in Sales and $409 in Net income to our consolidated operating results.
The initial purchase price was €12,500, or approximately $13,807, with cash acquired of $2,278, for a net closing purchase price of $11,529. In fiscal 2025, we adjusted the purchase price for excess cash acquired to €13,339, or approximately $14,733. The initial purchase price is still subject to customary adjustments, including liabilities such as warranty reserves. Measurement period adjustments may be made up to one year from the acquisition date. The initial purchase price was funded with cash on hand, and includes F.A.T.I.'s manufacturing facility in Milan, which enhances our global production capabilities. The F.A.T.I. Acquisition is expected to strengthen our market position worldwide. We have integrated F.A.T.I. into our Europe, Middle East, and Africa ("EMEA") reportable segment.

Acquisition Costs
In accordance with GAAP, costs incurred to complete an acquisition are expensed as incurred. Total acquisition costs, which represent transaction costs, legal fees, and third-party professional fees, were $116, reflected in "Selling, general and administrative expenses" in our consolidated statement of operations and comprehensive income.
Purchase Price Allocation
We have accounted for the F.A.T.I. Acquisition according to the business combinations guidance found in ASC 805, Business Combinations, henceforth referred to as acquisition accounting. We used Level 2 and 3 inputs to allocate the purchase price to the major categories of assets and liabilities shown below. For valuing the customer relationships intangible asset, we used a common income-based approach called the multi-period excess earnings method; for the trademarks and developed technology intangible assets, we used a relief-from-royalty method; and for the contract-based intangible asset, we used the with and without method. The carrying values of the assets and liabilities shown below approximated their respective fair values at the time of closing.

Preliminary Purchase Price Allocation - F.A.T.I.
	Amortization Period (years)	Fair Value
Cash		$2,278
Accounts receivable		2,088
Inventories		3,702
Other current assets		1,113
Property, plant and equipment		7,580
Intangibles:
Customer relationships	10	1,776
Trademarks	5	502
Developed technology	15	1,909
Goodwill		2,179
Total fair value of assets acquired		$23,127
Current and non-current liabilities		(8,394)
Total fair value of liabilities acquired		$(8,394)
Total purchase price		$14,733
Vapor Power
On January 2, 2024, we announced our acquisition (the "Vapor Power Acquisition") of 100% of the issued and outstanding equity interests of Vapor Power International, LLC and its affiliates (“Vapor Power”), a leading provider of high-quality industrial process heating solutions, including electric, electrode and gas fired boilers. The acquisition was consummated on December 29, 2023 (the "Vapor Power Acquisition Date") and the seller was Stone Pointe, LLC. We have integrated Vapor Power into our United States and Latin America ("US-LAM") reportable segment. Vapor Power contributed $52,186 and $10,931 in sales and $4,456 and $698 in net income to our consolidated operating results in fiscal 2025 and 2024, respectively.
The total purchase price for Vapor Power was $107,523, inclusive of cash acquired of $7,051, for a net closing purchase price of $100,472. The total purchase price is based on customary adjustments for cash acquired, preliminary working capital adjustments, outstanding indebtedness, and transaction expenses. Approximately $5,043 was paid to extinguish Vapor Power indebtedness present just before the acquisition, which we did not legally assume or acquire. During fiscal 2025, we adjusted the preliminary purchase price allocation by $1,566 for customary working capital adjustments for a total purchase price of $105,957. The Vapor Power Acquisition was funded with cash on hand, borrowings under our existing revolving credit facility, and an increased term loan, which was amended on December 29, 2023 in connection with the acquisition.
Acquisition Costs
In accordance with GAAP, costs to complete an acquisition are expensed as incurred. Total acquisition costs recognized in the Vapor Power Acquisition were approximately $1,766, primarily in fiscal 2024. These fees represent legal, advisory, and other professional fees paid by the Company to complete the acquisition and are reflected in "Selling, general and administrative expenses" in our consolidated statement of operations and comprehensive income.
Purchase Price Allocation

We have accounted for the Vapor Power Acquisition using acquisition accounting. We used primarily Level 2 and 3 inputs to allocate the purchase price to the major categories of assets and liabilities shown below. For valuing the customer-related intangible assets, we used a common income-based approach called the multi-period excess earnings method; for the marketing-related and developed technology intangible assets, we used a relief-from-royalty method. The carrying values of inventories and property, plant, and equipment, and leases were adjusted to fair value, while the carrying value of any other assets and liabilities acquired approximated the respective fair value at time of closing.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and was subject to measurement period adjustments. The measurement period for the Vapor Power acquisition is now closed.

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that both acquisitions mentioned above occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if both of our recent acquisitions had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of transaction related costs of $355, $6,346, and zero in the fiscal years ended March 31, 2025, 2024, and 2023, respectively.

in thousands, unaudited	Twelve Months Ended March 31, 2025	Twelve Months Ended March 31, 2024	Twelve Months Ended March 31, 2023
Sales	$504,791	$547,598	$491,639
Net income	56,504	58,626	39,897

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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2025 and 2024, no assets or liabilities were valued using Level 3 criteria, except as described in Note 2, "Acquisitions."
    Information about our financial assets and liabilities measured at fair value are as follows (our outstanding principal amount of the senior secured facility is reported at carrying value):

	March 31, 2025		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$8,206	$8,206	$8,384	$8,384	Level 1 - Market Approach
Foreign currency contract forwards assets	1	1	7	7	Level 2 - Market Approach
Financial Liabilities:
Outstanding principal amount of senior secured credit facility	$138,874	$138,180	$167,500	$167,081	Level 2 - Market Approach
Deferred compensation plan liabilities	8,030	8,030	7,574	7,574	Level 1 - Market Approach
Foreign currency contract forwards liabilities	491	491	23	23	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	—	—	5,000	5,000	Level 2 - Market Approach
Long-term Debt
At March 31, 2025 and 2024, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
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
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2025 and 2024, the notional amounts of forward contracts as well as the related fair values were as follows:

	March 31, 2025	March 31, 2024
Euro	10,280	—
Canadian Dollar	2,000	2,500
South Korean Won	2,500	—
Mexican Peso	2,000	3,000
Australian Dollar	—	500
British Pound Sterling	—	1,000
Total notional amounts	$16,780	$7,000
    Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were gains/(losses) of $(563), $243 and $(743) for fiscal 2025, 2024 and 2023, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. The Company realized net foreign currency gains/(losses) of $74, $(205), and $(100) for fiscal 2025, 2024, and 2023, respectively. Foreign currency gains and losses are recorded within other income/(expense) in our consolidated statements of operations and comprehensive income.
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
    We lease temporary power products produced by our Thermon Power Solutions Inc. (“TPS”) division to our customers on a short-term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. We recognized revenue of $7,197, $8,674, and $13,167 in fiscal 2025, 2024, and 2023, respectively related to our rental business, which we include within our over time revenue for disaggregation purposes.
Variable Lease Payments
The majority of our lease agreements include fixed rental payments. A small number of our lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index (“CPI”). Payments based on an index or rate such as CPI are included in the lease payments based on the commencement date index or rate. Estimated changes to the index or rate during the lease term are not considered in the determination of the lease payments.
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our US-LAM operations. Our EMEA operations and Asia Pacific ("APAC") operations have limited borrowing needs and rely on cash from operations. However, the U.S. operating subsidiary can make intercompany loans if necessary from its available credit capacity given the more preferential rates available to our U.S. operating subsidiary and the ease with which funds can be drawn from the debt facilities already established within the U.S. Considering this, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. During the fiscal year ended March 31, 2025, rates applicable at or close to the time of the inception of the lease were used to establish the new lease liabilities.

Lease Term and Discount Rate	March 31, 2025	March 31, 2024
Weighted average remaining lease term (in years):
Operating	4.4	5.3
Finance	4.8	3.9

Weighted average discount rate:
Operating	4.29%	4.26%
Finance	4.27%	7.56%
Supplemental balance sheet information related to leases was as follows:

Assets	Classification	March 31, 2025	March 31, 2024
Operating	Operating lease right-of-use assets	$11,192	$13,613
Finance	Property, plant and equipment	545	437
Total right-of-use assets		$11,737	$14,050

Liabilities
Current:
Operating	Lease liabilities	$3,793	$3,136
Finance	Lease liabilities	230	137
Non-current:
Operating	Non-current lease liabilities	8,931	12,313
Finance	Non-current lease liabilities	368	322
Total lease liabilities		$13,322	$15,908
Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Year-Ended March 31, 2025	Year-Ended March 31, 2024	Year-Ended March 31, 2023
Operating lease expense	Selling, general, and administrative expenses	$4,239	$3,953	$4,382

Finance lease expense:
Amortization of ROU assets	Selling, general, and administrative expenses	165	149	134
Interest expense on finance lease liabilities	Interest expense	58	28	15

Short-term lease expense	Selling, general, and administrative expenses	14	2	250
Net lease expense		$4,476	$4,132	$4,781
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Year-Ended March 31, 2025	Year-Ended March 31, 2024	Year-Ended March 31, 2023
Operating cash used for operating leases	$4,574	$4,231	$4,603
Operating cash flows used for finance leases	165	149	12
Financing cash flows used for finance leases	58	28	142
Future lease payments under non-cancellable leases as of March 31, 2025 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending March 31,
2026	$4,249	$186
2027	3,239	186
2028	2,257	186
2029	1,822	90
2030	1,136	26
Thereafter	1,189	—
Total lease payments	$13,892	$674
Less imputed interest	(1,168)	(76)
Total lease liability	$12,724	$598

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
    Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 70.9%, 60.8% and 62.9% of total revenue for the fiscal year ended March 31, 2025, 2024, and 2023, respectively.
    Our revenues that are recognized over time include generally (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex engineered solutions. Revenue from products and services transferred to customers over time accounted for approximately 29.1%, 39.2% and 37.1% of total revenue for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
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
    We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. At March 31, 2025, our open performance obligations with original expected duration of one year or more totaled $29,431. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months.
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
The Company has elected the "right to invoice" practical expedient for our time and materials service contracts. This practical expedient allows an entity that recognizes revenue over time to recognize revenue as invoiced if the entity’s right to payment is for an amount that corresponds directly with the value to the customer of the entity’s performance to date.
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
    As of March 31, 2025 and 2024, contract assets were $19,188 and $16,690, respectively. There were no credit losses recognized on our contract assets for the year ended March 31, 2025, 2024, or 2023. As of March 31, 2025 and 2024, contract liabilities were $19,604 and $20,531, respectively. Substantially all contract liabilities at March 31, 2024 were recognized in revenue as of March 31, 2025.
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

    Disaggregation of revenues from contracts with customers for fiscal 2025, 2024 and 2023 are as follows:

	Fiscal Year Ended March 31, 2025
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$192,062	$63,944	$256,006
Canada	110,124	48,845	158,969
Europe, Middle East and Africa	26,559	18,761	45,320
Asia-Pacific	24,327	13,585	37,912
Total revenues	$353,072	$145,135	$498,207

	Fiscal Year Ended March 31, 2024
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$146,967	$109,326	$256,293
Canada	101,351	53,968	155,319
Europe, Middle East and Africa	26,581	18,720	45,301
Asia-Pacific	25,707	12,009	37,716
Total revenues	$300,606	$194,023	$494,629

	Fiscal Year Ended March 31, 2023
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$116,924	$92,230	$209,154
Canada	116,112	37,855	153,967
Europe, Middle East and Africa	23,483	19,676	43,159
Asia-Pacific	20,780	13,530	34,310
Total revenues	$277,299	$163,291	$440,590
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
The reconciliations of the denominators used to calculate basic net income per common share and diluted net income per common share for fiscal 2025, 2024, and 2023, respectively, is as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
Basic net income per common share
Net income	$53,515	$51,588	$33,666
Weighted-average common shares outstanding	33,707,804	33,670,861	33,468,632
Basic net income per common share	$1.59	$1.53	$1.01

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
Diluted net income per common share
Net income	$53,515	$51,588	$33,666
Weighted-average common shares outstanding	33,707,804	33,670,861	33,468,632
Common share equivalents:
Stock options issued	27,784	29,295	7,512
Restricted and performance stock units issued	322,651	366,831	269,792
Weighted average shares outstanding – dilutive	34,058,239	34,066,987	33,745,936
Diluted net income per common share	$1.57	$1.51	$1.00
For the year ended March 31, 2025, 2024, and 2023, zero, 4,706 and 53,911 equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.
Share Repurchase Program
In fiscal 2024, we announced the authorization of a share repurchase program by the Company’s board of directors of up to $50,000 of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases (the "Repurchase Program"). On May 22, 2025, the Company announced that the board of directors had authorized an additional $24.4 million. The Repurchase Program does not include a specific timetable or price targets, except for the expiration of the Repurchase Program by May 15, 2027, and may be suspended or terminated at any time. Shares under the current repurchase program may be purchased through open market or privately negotiated transactions at the discretion of management, including through the use of trading plans intended to qualify under Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During fiscal 2025, we purchased 694,025 shares at a weighted average price of $28.99. During fiscal 2024, we purchased 8,018 shares at a weighted average price of $31.20. At March 31, 2025, $29,603 remained authorized under the repurchase program. We record shares of common stock repurchased at cost in treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
7. Inventories
    Inventories, net consisted of the following:

	March 31,
	2025	2024
Raw materials	$56,281	$58,197
Work in process	12,424	5,339
Finished goods	23,562	26,552
	92,267	90,088
Valuation reserves	(3,287)	(3,767)
Inventories, net	$88,980	$86,321
     The following table summarizes the annual changes in our valuation reserve accounts:

Balance as of March 31, 2023	$6,562
Additions in reserve	1,364
Charged to reserve(1)	(4,159)
Balance as of March 31, 2024	3,767
Additions in reserve	767
Charged to reserve	(1,247)
Balance as of March 31, 2025	$3,287
(1) - Once we completed the Russia Exit, we released the reserve related to our Russian entity of $3,327. Refer to Note 14, "Restructuring and Other Charges/(Income)" for more information.
8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31,
	2025	2024
Land, buildings and improvements	$60,233	$57,514
Machinery and equipment	61,079	57,892
Office furniture and equipment	18,945	19,239
Internally developed software	5,213	5,069
Construction in progress	3,127	2,043
Property, plant and equipment at cost	148,597	141,757
Accumulated depreciation	(75,773)	(73,422)
Property, plant and equipment, net	$72,824	$68,335

Depreciation expense was $8,658, $8,679 and $9,784, in fiscal 2025, 2024, and 2023, respectively.
Included within depreciation expense was amortization of internally developed software of $21, $226, and $334, in fiscal 2025, 2024 and 2023, respectively.

9. Goodwill and Other Intangible Assets
The carrying amount of goodwill for all reporting segments as of March 31, 2025, 2024 and 2023 is as follows:

	US-LAM	Canada	EMEA	APAC	Total
Balance as of March 31, 2023	$81,345	$112,945	$18,679	$6,643	$219,612
Goodwill acquired(1)	51,750	—	—	—	51,750
Foreign currency translation impact	—	(99)	(147)	(330)	(576)
Balance as of March 31, 2024	$133,095	$112,846	$18,532	$6,313	$270,786
Goodwill acquired(1)	(2,065)	—	2,179	—	114
Foreign currency translation impact	—	(6,369)	6	(206)	(6,569)
Balance as of March 31, 2025	$131,030	$106,477	$20,717	$6,107	$264,331
(1) - Refer to Note 2, "Acquisitions" for more information.
    Our total intangible assets at March 31, 2025, and 2024 consisted of the following:

	Gross Carrying Amount at March 31, 2025	Accumulated Amortization	Net Carrying Amount at March 31, 2025	Gross Carrying Amount at March 31, 2024	Accumulated Amortization	Net Carrying Amount at March 31, 2024
Products	$58,034	$(43,042)	$14,992	$61,505	$(39,466)	$22,039
Trademarks	53,882	(3,838)	50,044	54,158	(2,650)	51,508
Developed technology	29,982	(9,010)	20,972	28,288	(7,372)	20,916
Customer relationships	135,679	(107,380)	28,299	136,088	(104,699)	31,389
Certifications	421	—	421	429	—	429
Other	1,280	(725)	555	1,280	(469)	811
Total	$279,278	$(163,995)	$115,283	$281,748	$(154,656)	$127,092
Products intangible assets have an estimated useful life of 10 years. Some trademarks and certifications have indefinite lives and some have useful lives of 5 years to 10 years. Developed technology have estimated useful lives of 15 years to 20 years. Customer relationships intangibles have useful lives of 2 years to 17 years. The other category of intangibles has an estimated useful life of 5 years. The weighted average useful life for the definite-lived intangibles is 13 years.
Intangible assets held in non-U.S. entities are valued in foreign currencies; accordingly, changes in indefinite life intangible assets, such as certifications, at March 31, 2025 and 2024 were the result of foreign currency translation adjustments. Foreign currency translation adjustments also impacted finite life intangible assets held in non-U.S. entities.

The Company recorded amortization expense of $13,681, $10,158, and $9,447 in fiscal 2025, 2024 and 2023, respectively for intangible assets. Annual amortization of intangible assets for the next five fiscal years and thereafter will approximate the following:

2026	$13,139
2027	11,486
2028	8,855
2029	5,426
2030	5,317
Thereafter	30,413
Total	$74,636
10. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2025	March 31, 2024
Accrued employee compensation and related expenses	$20,611	$17,319
Accrued interest	613	494
Warranty reserve	2,766	978
Professional fees	3,067	2,912
Sales tax payable	3,201	3,564
Accrued litigation payable	1,006	1,356
Other[1]	4,524	5,001
Total accrued current liabilities	$35,788	$31,624
(1) - Included in Other in both fiscal 2025 and 2024 is $1,996 related to a dispute with a customer.
11. Short-Term Revolving Credit Facilities
    Under the Company’s senior secured revolving credit facility described below in Note 12, “Long-Term Debt,” the Company had no outstanding borrowings at March 31, 2025, and $5,000 outstanding borrowings at March 31, 2024. The short-term classification of the revolving credit facility is based on our intent to repay the borrowings thereunder within the next twelve months.
12. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2025	March 31, 2024
U.S. Term Loan due September 2026, net of deferred debt issuance costs of $126 and $226 as of March 31, 2025, and March 31, 2024, respectively	$60,873	$67,274
2023 Incremental U.S. Term Loan due September 2026, net of deferred debt issuance costs of $382 and $692 as of March 31, 2025, and March 31, 2024, respectively	77,493	99,308
Less current portion	(18,000)	(14,625)
Total	$120,366	$151,957
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
Maturity and Repayment
Each of the facilities, including the 2023 Incremental U.S. Term Loan Facility, terminate on September 29, 2026. Each of the Term Loans will amortize as set forth in the table below, with payments on the first day of each January, April, July and October, with the balance of each Term Loan Facility due at maturity.

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
Debt Issuance Costs
The Company capitalizes and defers the costs associated with establishing our debt and financing arrangements. These costs are amortized as interest expense over the life of the loan or related financing. Additionally, for any unscheduled principal payments the Company will record incremental deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2025, 2024 and 2023 were $486, $489 and $317, respectively.
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
In addition, on the last day of any period of four fiscal quarters ending on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of March 31, 2025, we were in compliance with all financial covenants of the Credit Agreement and there is no material uncertainty about our ongoing ability to comply with our covenants.
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
    At March 31, 2025, we had $97,892 of available borrowing capacity after taking into account amounts drawn under the Revolving Credit Facility and outstanding letters of credit totaling $2,108. The term loans bear interest at the SOFR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on March 31, 2025 were 6.04% for the 2023 Incremental U.S. Term Loan Facility and 5.66% for the U.S. Term Loan Facility. Interest expense has been presented net of interest income on our consolidated statements of operations and comprehensive income.
Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2026	$18,000
2027	120,875
Total	$138,875

13. Employee Benefits
The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet predefined service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 10% of each eligible employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $3,746, $3,611, and $3,180 in fiscal 2025, 2024, and 2023, respectively.
The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain sales, profitability, and non-financial objectives. From time to time, the Human Capital Management Committee of the Board of Directors, at its sole discretion, can add additional amounts to the overall incentive pay achieved. The Company recorded approximately $6,563, $6,205, and $9,668 for incentive compensation earned and other discretionary amounts in fiscal 2025, 2024, and 2023, respectively.
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the consolidated balance sheets at March 31, 2025 and 2024 were $8,206 and $8,384, respectively, of deferred compensation plan assets held by the Company. The Company has a corresponding liability to participants of $8,030 and $7,574 included in “Other non-current liabilities” in the consolidated balance sheet at March 31, 2025 and 2024, respectively. Deferred compensation plan expense/(income) was $452, $1,231, and $(208) for the years ended March 31, 2025, 2024, and 2023 respectively, and is presented as such in our consolidated statements of operations and comprehensive income. Expenses and income from our deferred compensation plan were mostly offset by unrealized gains and losses for the deferred compensation plan included in other income/(expense) on our consolidated statements of operations and comprehensive income. Our unrealized (gains)/losses on investments were $(499), $(1,290), and $154 for the year ended March 31, 2025, 2024, and 2023, respectively.
14. Restructuring and Other Charges/(Income)
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation, that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we moved certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing presence. These efforts have allowed us to streamline certain operations, reduce our manufacturing footprint, and position us for more profitable growth. We substantially completed the facility consolidation and the sale of our Denver property in fiscal 2025. These actions resulted in income of $(301) in "Restructuring and other charges/(income)," for the year ended March 31, 2025.
On January 31, 2023, our board of directors authorized the Company to withdraw from its operations in the Russian Federation (the “Russia Exit”), through a planned disposition of its Russian subsidiary. In fiscal 2024, we completed the Russia Exit with a final sale price of $1,041. In connection with the Russia Exit, we recognized total net charges of $984 in fiscal 2024.
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
		$12,638

All charges described above were recorded in our EMEA reportable segment, with the exception of $241 of cost of sales from an increase in inventory reserves in our Canada reportable segment. Additionally, we incurred $282 in certain legal and professional fees related to the Russia Exit, of which $209 were recognized in fiscal 2023.
Restructuring and other charges/(income) by reportable segment were as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
United States and Latin America	$(1,695)	$—	$—
Canada	1,394	—	—
Europe, Middle East and Africa	—	984	3,693
Asia-Pacific	—	—	—
	$(301)	$984	$3,693
15. Commitments and Contingencies
Letters of Credit, Bank Guarantees, and Other Commitments
At March 31, 2025, and 2024, the Company had in place letter of credit guarantees and performance bonds securing performance obligations of the Company. These arrangements totaled approximately $13,174 and $13,258 as of March 31, 2025, and 2024, respectively. Of this amount, $789 and $518 is secured by cash deposits at the Company's financial institutions at March 31, 2025, and 2024, respectively, and an additional $2,108 and $2,260, respectively, represents a reduction of the available amount of the Company's short term and long-term revolving lines of credit. Included in prepaid expenses and other current assets at March 31, 2025 and 2024, was approximately $1,885 and $1,800, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit. In addition to the $13,174 and $13,258 above, our Indian subsidiary also has $4,247 and $4,355 in non-collateralized customs bonds outstanding at March 31, 2025 and 2024, respectively, to secure the Company's customs and duties obligations in India.
    The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $4,857, $4,018, and $1,332 in fiscal 2025, 2024, 2023, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2026	$881
2027	350
2028	105
2029	33
2030	32
Thereafter	—
Total	$1,401
Changes in the Company's warranty reserve are as follows:

Balance at March 31, 2021	$557
Reserve for warranties issued during the period	607
Settlements made during the period	(406)
Balance at March 31, 2022	$758
Reserve for warranties issued during the period	1,150
Settlements made during the period	(930)
Balance at March 31, 2023	$978
Reserve for warranties issued during the period	3,165
Settlements made during the period	(1,378)
Balance at March 31, 2024	$2,765
Legal Proceedings
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2025, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 10, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
16. Stock-Based Compensation
The Board of Directors has adopted and the stockholders have approved three stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans ("2010 Plan") was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the Board of Directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP made available 2,893,341 shares of the Company's common stock that may be awarded to employees, directors or non-employee contractor's compensation in the form of stock options or restricted stock awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractors' compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan, the 2011 LTIP, and the 2020 LTIP are referred to as the "Stock Plans." Accordingly, the vesting of restricted stock units and performance stock units and the exercise of stock options result in the issuance of additional new shares of the Company's stock. For fiscal 2025, 2024, and 2023, we recorded stock-based compensation of $5,244, $5,754, and $5,954, respectively.
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
Stock Options
A summary of stock option activity under our Stock Plans for fiscal 2025, 2024, and 2023 are as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2022	89,237	$17.20
Expired	(14,871)	21.52
Balance at March 31, 2023	74,366	$16.33
Expired	—	—
Balance at March 31, 2024	74,366	$16.33
Exercised	(33,573)	18.83
Balance at March 31, 2025	40,793	$14.28
For fiscal 2025, 2024, and 2023, the intrinsic value of stock option exercises was $303, zero, and $60, respectively. As of March 31, 2025, there was no unrecognized expense related to unvested stock option awards.
The following table summarizes information about stock options outstanding as of March 31, 2025:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2025	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2025
$14.28	40,793	5.2	$14.28	$554	40,793	5.2	$14.28	$554
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $27.85 as of the last business day in the fiscal year ended March 31, 2025, which would have been received by the option holders had all option holders exercised as of that date.
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
Director Awards and Restricted Stock Units
We issue fully vested common stock in lieu of restricted stock awards to our non-Executive directors. Also, we grant restricted stock units to certain employees. For all employee awards of restricted stock units, we do not issue common shares until the vesting period is completed. The Company allows participant employees to withhold a portion of their restricted stock units upon the vesting dates in order to satisfy their tax obligation. For both the non-Executive director common stock awards and restricted stock units to employees, fair value is determined by the market value of our common stock on the date of the grant.
During fiscal 2025, 2024, and 2023 we issued 21,940, 22,829 and 38,137 fully vested common shares to directors which had a total fair value of $665, $695, and $624 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2025, there were no outstanding restricted stock awards.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2025, 2024, and 2023.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2022	294,153	$16.26
Granted	167,842	16.82
Released	(112,157)	17.56
Forfeited	(13,584)	15.83
Balance of unvested units at March 31, 2023	336,254	$16.12
Granted	135,963	23.26
Released	(176,813)	15.12
Forfeited	(3,590)	20.57
Balance of unvested units at March 31, 2024	291,814	$20.00
Granted	122,730	32.13
Released	(132,365)	18.94
Forfeited	(22,507)	22.03
Balance of unvested units at March 31, 2025	259,672	$26.10
Based on our closing stock price of $27.85, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2025 was $7,224. Total unrecognized expense related to unvested restricted stock units was approximately $4,346 as of March 31, 2025. We anticipate this expense to be recognized over a weighted average period of approximately 1 year.
Performance Stock Units
During fiscal 2025, 2024, and 2023, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $2,275, $2,277 and $2,547, respectively. For the fiscal 2025 awards, the performance indicator for these awards is either the Company's Adjusted EBITDA or return on invested capital ("ROIC"). The target number of shares is 36,279 and 31,094 for the Adjusted EBITDA and ROIC awards, respectively. We have legacy awards which utilize the stock price indicator to measure our stock price relative to a predetermined peer group of companies with similar business characteristics as ours. We refer to these awards as Relative Total Shareholder Return, or "RTSR" awards. Since these awards were market-based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market-based units will be expensed over three years, whether or not the market condition is met. For those awards utilizing an Adjusted EBITDA indicator or the ROIC indicator, a target is established for each of the next three years from the grant date. Since these are performance-based stock awards, the Company will make estimates of periodic expense until the performance is known and the expense for actual number of shares earned is determinable.
During fiscal 2025, the following performance was achieved: Adjusted EBITDA-based performance awards earned approximately 84% of target, the RTSR awards earned approximately 200%, and the ROIC-related awards earned approximately 91% to be paid at vesting.
During fiscal 2024, the following performance was achieved: Adjusted EBITDA-based performance awards earned approximately 82% of target, the RTSR awards earned approximately 161%, and the ROIC-related awards earned approximately 200% to be paid at vesting.
During fiscal 2023, certain Adjusted EBITDA-based performance awards earned 200% of their target based on the Company's performance during the fiscal year, and the RTSR awards earned approximately 106% of their target.
For performance stock units, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarizes the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2025.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2023	135,479	—	270,958
Fiscal 2024	100,180	—	200,360
Fiscal 2025	67,373	—	134,746
    In fiscal 2025, 2024 and 2023, the performance objectives for 87,972, 141,608 and 182,423 awards, respectively, were earned.
    At March 31, 2025, there was $2,054 in stock compensation that remained to be expensed related to performance stock units, which will be recognized over a period of 1.0 years.
17. Other Income/(Expense)
Other income/(expense) consisted of the following:

	Year-Ended March 31, 2025	Year-Ended March 31, 2024	Year-Ended March 31, 2023
Foreign currency transaction gain/(loss)	$(563)	$243	$643
Gain/(loss) on foreign exchange forwards	637	(447)	(743)
Gain/(loss) on investments from deferred compensation plan	499	1,290	(154)
Other income/(expense)	114	62	168
Total other income/(expense)	$687	$1,148	$(86)
18. Income Taxes
Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
Current provision:
Federal provision	$3,725	$5,643	$6,329
Foreign provision	12,795	11,315	12,619
State provision	1,164	1,207	1,181
Deferred provision:
Federal deferred benefit	252	(329)	(2,648)
Foreign deferred benefit	(1,426)	(1,626)	(1,649)
State deferred benefit	94	(124)	(265)
Total provision for income taxes	$16,604	$16,086	$15,567
    Deferred income tax assets and liabilities were as follows:

	March 31,
	2025	2024
Deferred tax assets:
Accrued liabilities and reserves	$6,752	$7,776
Capitalized research and development costs	3,744	2,869
Foreign deferred benefits	1,162	1,326
Stock option compensation	886	899
Net operating loss carryforward	428	441
Inventories	801	773
Capitalized transaction costs	373	431
Tax credit carryforward	674	218
Unrealized gain on hedge	21	25
Valuation allowance	(553)	(201)
Total deferred tax assets	$14,289	$14,557
Deferred tax liabilities:
Intangible assets	$(6,278)	$(5,916)
Intangible and other - foreign	(9,632)	(10,121)
Property, plant and equipment	(5,546)	(5,994)
Prepaid expenses	(327)	(281)
Undistributed foreign earnings	(1,367)	(610)
Total deferred tax liabilities	$(23,150)	$(22,922)
Net deferred tax liability	$(8,861)	$(8,365)
The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic and foreign deferred tax assets, net of valuation allowance reserves.
    The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
U.S.	$30,135	$28,065	$17,792
Non-U.S.	39,984	39,609	31,441
Income from continuing operations	$70,119	$67,674	$49,233
The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
Notional U.S. federal income tax expense at statutory rate	$14,725	$14,252	$10,339
Adjustments to reconcile to the income tax provision:
Rate difference-international subsidiaries	1,252	482	1,602
Withholding on intercompany dividends and income	1,726	—	—
Charges/(benefits) related to uncertain tax positions	(1,046)	84	77
U.S. state income tax provision, net	994	912	654
Undistributed foreign earnings	683	371	(315)
Tax credits available in the U.S.	(902)	(425)	(307)
Change in valuation allowance	353	(37)	10
Russian loss not benefited	—	207	2,768
Non-deductible charges	(39)	741	421
Stock compensation	(58)	178	825
Impact of U.S. global intangible taxes and benefits	(612)	(560)	(622)
Other, net	(472)	(119)	115
Provision for income taxes	$16,604	$16,086	$15,567
We operate in multiple international geographies. Our tax expense is reflective of the blended tax rate across those jurisdictions. We do not assert a permanent reinvestment position in any of our foreign subsidiaries. Accordingly, we expect to repatriate certain earnings that will be subject to withholding taxes.  At March 31, 2025 we have accrued $1,367 as an additional deferred tax liability associated with the future repatriation of earnings from jurisdictions that withhold taxes on foreign paid dividends.
During the year ended March 31, 2023 and in connection with the strategic assessment related to our Russian subsidiary, the Company had losses that were primarily not benefited for tax. The net tax impact of the losses for the write-down of the Russian subsidiary was $2,768 or a 5.6% increase in tax expense.
As of March 31, 2025, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $1,512. Of this amount, $544 may be carried forward indefinitely. As of March 31, 2025, the tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions to which we are subject.
During fiscal 2025, we released our reserves for uncertain tax position which consisted of positions related to the final Transition Tax, which is associated with the Tax Act of 2018. We released these reserves as they are no longer subject to examination by tax authorities. Activity within our reserve for uncertain tax positions as well as the penalties and interest are recorded as a component of the Company's income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024
Beginning balance	$1,046	$962
Release of reserve	(1,046)	—
Interest and penalties on prior reserves	—	84
Reserve for uncertain income taxes - included in "Other non-current liabilities"	$—	$1,046
19. Segment Information
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA") and (iv) Asia-Pacific ("APAC"). Within our four reportable segments, our core products and services are focused on the following markets: general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets."
We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. Our CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources to the segments informed by a strategic process to optimize value to our shareholders.
We measure the profitability of our consolidated entity using "Segment profit." Segment profit is sales reviewed by the CODM, less cost of sales and selling, general, and administrative expenses, adjusted. For purposes of this note, sales and expenses reviewed by the CODM are attributed to segments on the basis of the business unit of record. Sales as stated on our consolidated statements of operations and comprehensive income is based on the legal entity of record.
We transact business frequently between our legal entities through intercompany transactions. These transactions result in intersegment sales and costs recognized. We account for such transactions using our transfer pricing methodology and intercompany transactions are eliminated upon consolidation.

For the year ended March 31, 2025	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$256,006	$158,969	$45,320	$37,912	$498,207
Adjustments(1)	13,497	(16,024)	1,790	737	—
Sales reviewed by the CODM	$269,503	$142,945	$47,110	$38,649	$498,207

Less:(2)
Cost of sales	142,200	80,886	27,648	24,577	275,311
Selling, general, and administrative expenses, adjusted(3)	64,352	21,812	15,489	10,944	112,597
Segment profit	$62,951	$40,247	$3,973	$3,128	$110,299

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(452)
Depreciation and amortization					(22,339)
Other unallocated enterprise expense[4]					(7,751)
Interest expense, net					(10,325)
Other income/(expense)					687
Income before provision for income taxes					$70,119

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$48,900	$16,571	$1,954	$2,944	$70,369

For the year ended March 31, 2024	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$256,293	$155,319	$45,301	$37,716	$494,629
Adjustments(1)	11,057	(15,394)	1,626	2,711	—
Sales reviewed by the CODM	$267,350	$139,925	$46,927	$40,427	$494,629

Less:(2)
Cost of sales	144,713	83,453	28,213	26,686	283,065
Selling, general, and administrative expenses, adjusted(3)	57,224	22,324	13,984	10,994	104,526
Segment profit	$65,413	$34,148	$4,730	$2,747	$107,038

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(1,231)
Depreciation and amortization					(18,837)
Other unallocated enterprise expense[4]					(11,599)
Interest expense, net					(8,845)
Other income/(expense)					1,148
Income before provision for income taxes					$67,674

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$39,784	$18,162	$1,371	$3,363	$62,680

For the year ended March 31, 2023	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$209,154	$153,967	$43,159	$34,310	$440,590
Adjustments(1)	11,064	(14,872)	1,168	2,640	—
Sales reviewed by the CODM	$220,218	$139,095	$44,327	$36,950	$440,590

Less:(2)
Cost of sales	120,247	78,134	33,670	23,418	255,469
Selling, general, and administrative expenses, adjusted(3)	48,988	21,089	10,170	9,966	90,213
Segment profit	$50,983	$39,872	$487	$3,566	$94,908

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$208
Depreciation and amortization					(19,231)
Other unallocated enterprise expense[4]					(20,695)
Interest expense, net					(5,871)
Other income/(expense)					(86)
Income before provision for income taxes					$49,233

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$42,657	$17,715	$1,409	$2,033	$63,814

(1) - "Sales" are attributed to the reportable segment on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services. The sales reviewed by the CODM are attributed based on the business unit which made the sale. The adjustments shown above represent these differences. Therefore, we have adjusted the sales reviewed by the CODM to reconcile such Sales.
(2) - The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) - Selling, general, and administrative expenses, adjusted (non-GAAP), represents the Selling, general, and administrative expenses less depreciation expense, other unallocated enterprise expense, and impairment and other charges.
(4) - Other unallocated enterprise expense includes miscellaneous corporate costs not allocated, such as stock-based compensation, miscellaneous gain/loss on sale of assets and other. The fiscal 2024 and 2023 amounts include charges associated with the Russia Exit. Refer to Note 14, "Restructuring and other charges/(income)" for more information.
We do not provide segment asset information to our CODM, and as such, we do not have a segment assets measure. The following table represents our capital expenditures by reportable segment:

	March 31, 2025	March 31, 2024
Capital expenditures, by reportable segment
United States and Latin America	$4,347	$5,029
Canada	5,114	5,398
Europe, Middle East and Africa	285	329
Asia-Pacific	503	260
	$10,249	$11,016
20. Subsequent Event
On May 22, 2025, the Company announced that the board of directors had authorized an additional $24,438 for the repurchase of the Company's outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases (the "Repurchase Program"). This increases the total unused and authorized availability under the Company's Repurchase Program to $50,000. The Repurchase Program does not include a specific timetable or price targets, except for the expiration of the Repurchase Program by March 15, 2027, and may be suspended or terminated at any time. Shares under the current repurchase program may be purchased through open market or privately negotiated transactions at the discretion of management, including through the use of trading plans intended to qualify under Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on this assessment, management has concluded that, as of March 31, 2025, our internal control over financial reporting is effective. The scope of management's assessment of the effectiveness of its internal control over financial reporting did not include a similar assessment of such controls at F.A.T.I., which we acquired in the third quarter of fiscal 2025. F.A.T.I. comprised approximately 3% of our total assets at March 31, 2025, and 1% of our total revenue in fiscal 2025.
    KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2025, included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. The report is included in Item 8 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Amended and Restated Short-Term Incentive Plan
On May 19, 2025, the Human Capital Management & Compensation Committee of the Board adopted the Thermon Group Holdings, Inc. Amended and Restated Short-Term Incentive Plan (the “STIP”), which amends and restates the Company’s 2012 Short-Term Incentive Plan to remove legacy provisions previously included to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, and to include a pro-rata payment in the event of a participant’s retirement during the performance period. Each of our named executive officers is eligible to participate in the STIP if selected by the Human Capital Management & Compensation Committee of the Board.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Executive Officers
The following table and biographies set forth certain information about our current executive officers (collectively, the "Executive Officers"). The names, positions and ages of the Executive Officers as of May 22, 2025, are listed below. Our Executive Officers are appointed by the Board and serve at the discretion of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any Executive Officer and any other person pursuant to which the officer was selected.

Executive Officer	Title	Age
Bruce Thames	President & Chief Executive Officer	62
Jan L. Schott	Senior Vice President, Chief Financial Officer	56
David Buntin	Senior Vice President, Thermon Heat Tracing	55
Thomas Cerovski	Senior Vice President, Global Sales	53
Candace Harris-Peterson	Senior Vice President, Human Resources	46
Mark Roberts[1]	Senior Vice President, Global Engineering and Project Services	64
Roberto Kuahara	Senior Vice President, Global Operations	59
Ryan Tarkington	Senior Vice President, General Counsel & Corporate Secretary	44
Greg Lucas	Vice President, Chief Accounting Officer	49
(1) Mark Roberts notified the Company of his decision to retire from his role, effective June 30, 2025.
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
Jan L. Schott joined the Company in October 2024 as Senior Vice President and Chief Financial Officer, from TG Natural Resources LLC, an upstream development company with assets in East Texas and North Louisiana, where she served as Executive Vice President and Chief Financial Officer from 2019 through 2024. From 2015 through 2019, Ms. Schott was the Chief Financial Officer of Texas Crude Energy LLC, an independent oil and gas exploration company. Prior to joining Texas Crude Energy, LLC, Ms. Schott served for eight (8) years in various positions with Goodrich Petroleum Corporation (NYSE: GDP) ("GDP"), including as Senior Vice President and Chief Financial Officer. GDP filed for reorganization under Chapter 11 of the United States Bankruptcy Code in 2016. Ms. Schott holds a B.B.A. in Accounting from Texas A&M University and is a certified public accountant.
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
Greg Lucas was promoted to the role of Vice President and Chief Accounting Officer, effective October 2024, and has served as the Company’s principal accounting officer since April 2024. Between April 2024 and October 2024, Mr. Lucas also served as the Company’s interim Chief Financial Officer and principal financial officer. Prior to his role as interim Chief Financial Officer, Mr. Lucas served as the Company’s Corporate Controller since 2020, in which capacity he managed the Company’s accounting and financial reporting organization. Prior to joining the Company, Mr. Lucas was the Assistant Corporate Controller for BNSF Railway Company from 2019 to 2020, a leading freight transportation company. From 2017 to 2019, Mr. Lucas was the Controller of a region of Intertek Group plc, a global quality assurance provider. Prior to joining Intertek, Mr. Lucas served for seven (7) years in various roles of increasing responsibility at L'Air Liquide S.A., a global leader in air gases, technologies and services for industry and healthcare. Mr. Lucas is a certified public accountant and holds a B.B.A. from East Texas Baptist University and an M.B.A. from Texas A&M University.
Information concerning our directors will appear in our proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before June 18, 2025 (the “2025 Proxy Statement”) under the caption “Director Biographies.” Such information is incorporated herein by reference.
Information concerning our Audit, Human Capital Management and Compensation, Finance, and Nominating and Corporate Governance Committees will appear in 2025 Proxy Statement under the caption “Corporate Governance.” Such information is incorporated herein by reference. Our committee charters and corporate governance guidelines are available on our Investor Relations website located at http://ir.thermon.com.
Insider Trading Policy

The Company’s insider trading policy (the “Insider Trading Policy”) governs the purchase, sale and other disposition of the Company’s securities by our executive officers, directors, employees and independent contractors. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this annual report.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics, which we refer to as our “code of conduct,” that applies to all of our employees, officers and directors. Our code of conduct is available on our Investor Relations website located at http://ir.thermon.com. Stockholders can also obtain a free copy of our code of conduct by writing to the General Counsel, Thermon Group Holdings, Inc., 7171 Southwest Parkway, Building 300, Suite 200, Austin, Texas 78735. We will post any amendments to our code of conduct, and any waivers that are required to be disclosed pursuant to SEC or NYSE rules, on our website.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis," “CEO Pay Ratio Disclosure,” and “Pay Versus Performance Disclosure” section of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
The material incorporated herein by reference to the information set forth under the "HCMC Committee Report" in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this annual report and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.
Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2025 is set forth in the table below.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of March 31, 2025. Specifically, the table provides information regarding our Stock Plans, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise/vest of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	580,000	$14.28	659,851
Equity plans not approved by security holders	—	—	—
Total(3)	580,000		659,851
(1)    Excludes securities reflected in the column entitled "Number of securities to be issued upon exercise/vest of outstanding equity awards."
(2)    On April 8, 2011, our board of directors and pre-IPO stockholders approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP authorized the issuance of 2,893,341 equity awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractors' compensation in the form of stock options or restricted stock awards.
(3)    At March 31, 2025, the Company had outstanding (a) under the 2011 LTIP: (i) 40,793 stock options, with a weighted average exercise price of $14.28, and (b) under the 2020 LTIP (i) 259,672 unvested restricted stock units, with a weighted average grant date fair value of $26.10, and (ii) 277,225 performance units (assuming satisfaction of the performance metric at target and 554,450 at maximum), with a weighted average grant date fair value of $23.71.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, located in Austin, Texas, PCAOB ID:185. Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of August 26, 2024 (incorporated by reference to 3.1 on Form 10-Q filed on November 7, 2024)

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

10.12†*	Thermon Group Holdings, Inc. Amended and Restated Short-Term Incentive Plan

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

10.15†
Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K/A filed May 27, 2021)

10.16†
Form of Employee RTSR Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.17†
Form of EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.18†
Form of ROIC Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K filed May 25, 2023)

10.19†
Thermon Group Holdings, Inc. Executive Severance Plan, dated May 24, 2022 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed May 26, 2022)

10.20
Thermon Group Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed May 29, 2024)

21.1*	Subsidiaries of Thermon Group Holdings, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jan L. Schott, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Jan L. Schott, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†
Thermon Group Holdings, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed May 29, 2024)

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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 22, 2025	By:	/s/ Jan L. Schott
	Name:	Jan L. Schott
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 22, 2025	By:	/s/ Greg Lucas
	Name:	Greg Lucas
	Title:	Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date	Title		Signatures
May 22, 2025	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 22, 2025	Senior Vice President, Chief Financial Officer	By:	/s/ Jan L. Schott
	(Principal Financial Officer)		Jan L. Schott

May 22, 2025	Vice President, Chief Accounting Officer	By:	/s/ Greg Lucas
	(Principal Accounting Officer)		Greg Lucas

May 22, 2025	Chairman of the Board	By:	/s/ John U. Clarke
John U. Clarke

May 22, 2025	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

May 22, 2025	Director	By:	/s/ Roger L. Fix
Roger L. Fix

May 22, 2025	Director	By:	/s/ Marcus J. George
Marcus J. George

May 22, 2025	Director	By:	/s/ Victor Richey
Victor Richey

May 22, 2025	Director	By:	/s/ Dr. Angela Strzelecki
Dr. Angela Strzelecki