Form 10-Q
period 2025-06-30
Thermon Group Holdings, Inc.
filed 2025-08-07
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 33,065,023 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,530	$39,537
Accounts receivable, net of allowances of $1,281 and $1,230 as of June 30, 2025 and March 31, 2025, respectively	100,718	109,830
Inventories, net	104,924	88,980
Contract assets	16,440	19,188
Prepaid expenses and other current assets	14,089	16,526
Income tax receivable	165	231
Total current assets	$272,866	$274,292
Property, plant and equipment, net of depreciation and amortization of $79,050 and $75,773 as of June 30, 2025 and March 31, 2025, respectively	75,653	72,824
Goodwill	271,790	264,331
Intangible assets, net	114,619	115,283
Operating lease right-of-use assets	10,501	11,192
Deferred income taxes	878	895
Other non-current assets	19,035	16,635
Total assets	$765,342	$755,452
Liabilities
Current liabilities:
Accounts payable	$33,314	$31,185
Accrued liabilities	31,017	35,788
Current portion of long-term debt	18,000	18,000
Borrowings under revolving credit facility	5,000	—
Contract liabilities	19,331	19,604
Lease liabilities	3,694	4,023
Income taxes payable	2,142	4,063
Total current liabilities	$112,498	$112,663
Long-term debt, net	115,959	120,366
Deferred income taxes	9,911	9,756
Non-current lease liabilities	8,795	9,299
Other non-current liabilities	8,869	8,053
Total liabilities	$256,032	$260,137
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 shares authorized; 34,126,784 issued and 33,060,043 outstanding at June 30, 2025, and 33,945,413 issued and 33,243,370 outstanding at March 31, 2025	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	244,348	246,201
Treasury stock	(30,155)	(20,388)
Accumulated other comprehensive loss	(55,795)	(72,829)
Retained earnings	350,879	342,298
Total equity	$509,310	$495,315
Total liabilities and equity	$765,342	$755,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Sales	$108,898	$115,126
Cost of sales	60,853	64,694
Gross profit	48,045	50,432
Operating expenses:
Selling, general and administrative expenses	32,175	31,088
Deferred compensation plan expense/(income)	655	103
Amortization of intangible assets	3,489	3,397
Restructuring and other charges/(income)	—	2,109
Income from operations	11,726	13,735
Other income/(expenses):
Interest expense, net	(1,961)	(2,847)
Other income/(expense)	1,242	143
Income before provision for income taxes	11,007	11,031
Income tax expense	2,426	2,520
Net income	$8,581	$8,511
Comprehensive income/(loss):
Net income	$8,581	$8,511
Foreign currency translation adjustment	17,034	(3,879)
Other miscellaneous income/(expense)	—	(31)
Comprehensive income/(loss)	$25,615	$4,601
Net income per common share:
Basic	$0.26	$0.25
Diluted	$0.26	$0.25
Weighted-average shares used in computing net income per common share:
Basic	33,138,914	33,756,172
Diluted	33,307,644	34,075,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2025	33,243,370	$33	$246,201	$(20,388)	$342,298	$(72,829)	$495,315
Issuance of common stock as deferred compensation to employees	75,380	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	100,933	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,058	—	—	—	—	—	—
Stock compensation expense	—	—	1,482	—	—	—	1,482
Repurchase of employee stock units on vesting	—	—	(3,336)	—	—	—	(3,336)
Repurchase of shares under authorized program	(364,698)	—	—	(9,767)	—	—	(9,767)
Net income	—	—	—	—	8,581	—	8,581
Foreign currency translation adjustment	—	—	—	—	—	17,034	17,034
Other	—	—	1	—	—	—	1
Balances at June 30, 2025	33,060,043	$33	$244,348	$(30,155)	$350,879	$(55,795)	$509,310

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock as deferred compensation to employees	56,614	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,241	—	—	—	—	—	—
Stock compensation expense	—	—	1,065	—	—	—	1,065
Repurchase of employee stock units on vesting	—	—	(2,995)	—	—	—	(2,995)
Repurchase of shares under authorized program	(49,341)	—	—	(1,579)	—	—	(1,579)
Net income	—	—	—	—	8,511	—	8,511
Foreign currency translation adjustment	—	—	—	—	—	(3,879)	(3,879)
Other	—	—	1		—	(31)	(30)
Balances at June 30, 2024	33,824,521	$34	$241,626	$(1,829)	$297,294	$(61,145)	$475,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Operating activities
Net income	$8,581	$8,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,662	5,563
Amortization of deferred debt issuance costs	112	131
Stock compensation expense	1,482	1,065
Deferred income taxes	(433)	(721)
Remeasurement (gain)/loss on intercompany balances	(1,190)	299
Changes in operating assets and liabilities:
Accounts receivable	12,443	7,404
Inventories	(13,463)	(3,954)
Contract assets and liabilities	2,626	(3,606)
Other current and non-current assets	718	650
Accounts payable	1,022	(201)
Accrued liabilities and non-current liabilities	(4,888)	(1,959)
Income taxes payable and receivable	(1,930)	(523)
Net cash provided by operating activities	$10,742	$12,659
Investing activities
Purchases of property, plant and equipment	(2,421)	(3,923)
Sale of rental equipment	69	19
Net cash used in investing activities	$(2,352)	$(3,904)
Financing activities
Proceeds from revolving credit facility	13,000	—
Payments on revolving credit facility	(8,000)	—
Payments on long-term debt	(4,500)	(3,375)
Repurchase of employee stock units on vesting	(3,336)	(2,995)
Repurchase of shares under authorized program	(9,767)	(1,579)
Payments on finance leases	(37)	(53)
Net cash used in financing activities	$(12,640)	$(8,002)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,549	(543)
Change in cash, cash equivalents and restricted cash	(2,701)	210
Cash, cash equivalents and restricted cash at beginning of period	41,422	50,431
Cash, cash equivalents and restricted cash at end of period	$38,721	$50,641

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025 ("fiscal 2025"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at June 30, 2025 and March 31, 2025, and the results of our operations for the three months ended June 30, 2025 and 2024. Certain reclassifications have been made to these condensed consolidated financial statements and accompanying footnotes to conform to the presentation to the current fiscal year.
Summary of Significant Accounting Policies
Please refer to Note 1, "Summary of Significant Accounting Policies” in our consolidated financial statements from our fiscal 2025 Form 10-K, as filed with the SEC on May 22, 2025, for the discussion on our significant accounting policies.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at June 30, 2025, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2026 ("fiscal 2026").
Restricted Cash and Cash Equivalents
    The Company maintains restricted cash related to certain letter of credit guarantees and performance bonds securing performance obligations. At June 30, 2025 and March 31, 2025, our restricted cash balance totaled $2,191 and $1,885, respectively.
    Amounts included in restricted cash are included in prepaid expenses and other current assets and represent amounts required to be set aside by a contractual agreement, which generally contain cash deposits pledged as collateral on performance bonds and letters of credit.
Recent Accounting Pronouncements
Please refer to Note 1, "Summary of Significant Accounting Policies” of our Consolidated Financial Statements, from our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.
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
Preliminary Purchase Price Allocation
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

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the F.A.T.I. Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Sales	$108,898	$118,276
Net income	8,581	8,771
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At June 30, 2025 and March 31, 2025, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our acquisition as discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	June 30, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$9,043	$9,043	$8,206	$8,206	Level 1 - Active Markets
Foreign currency contract forwards assets	17	17	1	1	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$5,000	$5,000	$—	$—	Level 2 - Market Approach
Outstanding principal amount of senior secured credit facility	134,375	133,703	138,874	138,180	Level 2 - Market Approach
Deferred compensation plan liabilities	8,840	8,840	8,030	8,030	Level 1 - Active Markets
Foreign currency contract forwards liabilities	279	279	491	491	Level 2 - Market Approach
At June 30, 2025 and March 31, 2025, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to acquisition accounting.

Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at June 30, 2025 and March 31, 2025 were $9,043 and $8,206, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $8,840 and $8,030 included in “Other non-current liabilities” in the condensed consolidated balance sheets at June 30, 2025 and March 31, 2025, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statements of operations and comprehensive income/(loss), and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $655 and $103 for the three months ended June 30, 2025 and 2024, respectively. Expenses and income from our deferred compensation plan were mostly offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses/(gains) on investments were $(682) and $(93), for the three months ended June 30, 2025 and 2024, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of June 30, 2025 and March 31, 2025, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	June 30, 2025	March 31, 2025
Euro	$10,568	$10,280
Canadian Dollar	—	2,000
South Korean Won	500	2,500
Mexican Peso	2,000	2,000
Total notional amounts	$13,068	$16,780
In the three months ended June 30, 2025 and 2024, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(65) and $(88), respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three months ended June 30, 2025 and 2024, our net foreign currency transactions resulted in a loss of $(79) and a gain of $28, respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2025 charges
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation, that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we moved certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, allowed the company to streamline certain operations, reduce its manufacturing footprint, and position itself for more profitable growth. These actions resulted in charges of $2,109 in "Restructuring and other charges/(income)," for the three months ended June 30, 2024.

Restructuring and other charges/(income) by reportable segment is as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
United States and Latin America	$—	$715
Canada	—	1,394
Europe, Middle East and Africa	—	—
Asia-Pacific	—	—
Restructuring and other charges/(income)	$—	$2,109
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three months ended June 30, 2025 and 2024, respectively, are as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Basic net income per common share
Net income	$8,581	$8,511
Weighted-average common shares outstanding	33,138,914	33,756,172
Basic net income per common share	$0.26	$0.25

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Diluted net income per common share
Net income	$8,581	$8,511
Weighted-average common shares outstanding	33,138,914	33,756,172
Common share equivalents:
Stock options	19,288	36,453
Restricted and performance stock units	149,442	282,395
Weighted average shares outstanding – dilutive (1)	33,307,644	34,075,020
Diluted net income per common share	$0.26	$0.25
(1) For the three months ended June 30, 2025 and 2024, 76,845 and 45,679, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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
6. Inventories
Inventories consisted of the following:

	June 30, 2025	March 31, 2025
Raw materials	$65,222	$56,281
Work in process	16,052	12,424
Finished goods	27,286	23,562
Inventories, gross	108,560	92,267
Valuation reserves	(3,636)	(3,287)
Inventories, net	$104,924	$88,980
7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of June 30, 2025, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2025	$131,030	$106,477	$20,717	$6,107	$264,331
Foreign currency translation impact	—	5,467	1,765	227	7,459
Balance as of June 30, 2025	$131,030	$111,944	$22,482	$6,334	$271,790
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at June 30, 2025	Accumulated Amortization	Net Carrying Amount at June 30, 2025	Gross Carrying Amount at March 31, 2025	Accumulated Amortization	Net Carrying Amount at March 31, 2025
Products	$61,014	$(46,777)	$14,237	$58,034	$(43,042)	$14,992
Trademarks	55,290	(4,156)	51,134	53,882	(3,838)	50,044
Developed technology	30,454	(9,713)	20,741	29,982	(9,010)	20,972
Customer relationships	138,659	(111,078)	27,581	135,679	(107,380)	28,299
Certifications	435	—	435	421	—	421
Other	1,280	(789)	491	1,280	(725)	555
Total	$287,132	$(172,513)	$114,619	$279,278	$(163,995)	$115,283

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	June 30, 2025	March 31, 2025
Accrued employee compensation and related expenses	$16,365	$20,611
Accrued interest	482	613
Warranty reserves	2,736	2,766
Professional fees	2,456	3,067
Sales taxes payable	3,240	3,201
Accrued litigation payable	1,021	1,006
Other[1]	4,717	4,524
Total accrued current liabilities	$31,017	$35,788
(1) - Included in Other in both fiscal 2026 and 2025 is $1,996 related to a dispute with a customer.
9. Debt
Long-term debt consisted of the following:

	June 30, 2025	March 31, 2025
U.S. Term Loan Facility due September 2026, net of deferred debt issuance costs of $104 and $126 as of June 30, 2025, and March 31, 2025, respectively	$58,896	$60,873
Incremental Term Loan A due September 2026, net of deferred debt issuance costs of $313 and $382 as of June 30, 2025, and March 31, 2025, respectively	75,063	77,493
Total term debt	$133,959	$138,366
Less current portion	(18,000)	(18,000)
Total long-term debt	$115,959	$120,366
Senior Secured Credit Facilities
On September 29, 2021, Thermon Group Holdings, Inc. as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”) and Thermon Canada Inc. (the “Canadian Borrower” and together with the US Borrower, the “Borrowers”), entered into an Amended and Restated Credit Agreement with several banks and other financial institutions or entities from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, ("the Agent") which was further amended on November 19, 2021, and March 7, 2023 ("the Credit Agreement").
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
The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2024. Refer to Note 14, "Subsequent Event" for more information regarding an additional amendment to the Credit Agreement, dated July 24, 2025.
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
In addition, on the last day of any period of four fiscal quarters ended on or after September 30, 2021, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of June 30, 2025, we were in compliance with all financial covenants of the Credit Agreement.
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
    At June 30, 2025, we had $5,000 outstanding under the Revolving Credit Facility. We had $94,337 of available borrowing capacity thereunder after taking into account the borrowing base and $663 of outstanding letters of credit as of June 30, 2025. The Term Loans bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on June 30, 2025 were 5.66% for the U.S. Term Loan Facility, 6.04% for the 2023 Incremental U.S. Term Loan Facility, and 5.66% for the Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of June 30, 2025, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 8, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
Letters of Credit and Bank Guarantees
At June 30, 2025, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $12,724. Of this amount, $932 is secured by cash deposits at the Company’s financial institutions and an additional $663 represents a reduction of the available amount of the Company's Revolving Credit Facility. In addition to the arrangements totaling $12,724, our Indian subsidiary also has $4,236 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
11. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic location as well as revenue recognized at a point-in-time and revenues recognized over time, as we believe these best depict the nature of our sales and the regions in which those sales are earned and managed.

Revenue recognized at a point-in-time occurs based on when control transfers to the customer and is generally related to our product sales. Revenue recognized over time occurs on our projects where engineering, manufactured materials, or installation services, or a combination of the three, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination thereof, to the customer.
Disaggregation of revenues from contracts with customers for the three months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$37,793	$12,251	$50,044	$44,408	$15,576	$59,984
Canada	23,388	11,766	35,154	21,608	16,737	38,345
Europe, Middle East and Africa	12,734	4,352	17,086	4,613	3,229	7,842
Asia-Pacific	4,383	2,231	6,614	6,137	2,818	8,955
Total revenues	$78,298	$30,600	$108,898	$76,766	$38,360	$115,126

Performance Obligations
    We have elected the practical expedient to disclose only the value of performance obligations for contracts with an original expected length of one year or more, which was $27,114 as of June 30, 2025. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within the next 12 months.
Contract Assets and Liabilities
    As of June 30, 2025 and March 31, 2025, contract assets were $16,440 and $19,188, respectively. As of June 30, 2025 and March 31, 2025, contract liabilities were $19,331 and $19,604, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
For the three months ended June 30, 2025 and 2024, our effective income tax rate was 22.0% and 22.8%, respectively. The effective tax rate was comparatively lower stemming from the impact of discrete tax items in the current year such as the benefit from the release of a valuation reserve on foreign tax credits that we expect to receive and the benefit from realized stock compensation in excess of the estimate.
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
As of June 30, 2025, the tax years for the fiscal years ended March 31, 2019 through March 31, 2024, remain open to examination by the major taxing jurisdictions.
House Resolution 1, commonly referred to as the One Big Beautiful Bill Act, was enacted into law on July 4, 2025. We are currently evaluating the impact that the tax regulations included in the Act will have on our financial statements.
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
We transact business frequently between our legal entities through intercompany transactions. These transactions result in intersegment sales and costs. We account for such transactions using our transfer pricing methodology and intercompany transactions are eliminated upon consolidation.

Three Months Ended June 30, 2025	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$50,044	$35,154	$17,086	$6,614	$108,898
Adjustments(1)	4,346	(5,176)	330	500	—
Sales reviewed by the CODM	$54,390	$29,978	$17,416	$7,114	$108,898

Less:(2)
Cost of sales	29,498	16,181	10,613	4,561	60,853
Selling, general, and administrative expenses, adjusted(3)	13,805	5,105	4,999	2,757	26,666
Segment profit	$11,087	$8,692	$1,804	$(204)	$21,379

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(655)
Depreciation and amortization					(5,662)
Other unallocated enterprise expense(4)					(3,336)
Interest expense, net					(1,961)
Other income/(expense)					1,242
Income before provision for income taxes					$11,007

Supplementary data:	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$10,647	$3,987	$546	$565	$15,745
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

Three Months Ended June 30, 2024	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$59,984	$38,345	$7,842	$8,955	$115,126
Adjustments(1)	3,257	(4,126)	647	222	—
Sales reviewed by the CODM	$63,241	$34,219	$8,489	$9,177	$115,126

Less:(2)
Cost of sales	33,270	20,613	4,805	6,006	64,694
Selling, general, and administrative expenses, adjusted(3)	15,247	4,820	4,376	2,495	26,938
Segment profit	$14,724	$8,786	$(692)	$676	$23,494

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(103)
Depreciation and amortization					(5,563)
Other unallocated enterprise expense(4)					(4,094)
Interest expense, net					(2,846)
Other income/(expense)					143
Income before provision for income taxes					$11,031

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$11,107	$3,548	$417	$431	$15,503
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
.

	June 30, 2025	June 30, 2024
Capital expenditures, by reportable segment
United States and Latin America	$1,302	$1,447
Canada	981	2,436
Europe, Middle East and Africa	74	16
Asia-Pacific	64	24
	$2,421	$3,923

14. Subsequent Event
On July 24, 2025, Thermon Group Holdings, Inc. and its subsidiaries entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and a syndicate of lenders. The agreement provides for a five-year $115,000 secured revolving credit facility and a $125,000 secured term loan, replacing the prior credit agreement dated September 29, 2021. Proceeds were used to refinance existing debt and will support working capital and general corporate purposes. The facilities are secured by first liens on substantially all assets of the Company and its guarantor subsidiaries, and include financial covenants, interest rate options, and provisions for voluntary and mandatory prepayments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended June 30, 2025 and 2024 to help provide an understanding of our financial condition, changes in our financial condition, and results of our operations. In this quarterly report, we refer to the three month periods ended June 30, 2025 and 2024 as "YTD 2026" and "YTD 2025," respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) future growth of our key end markets and related capital investments; (ii) our ability to operate successfully in foreign countries; (iii) uncertainty over and changes in administrative policy; (iv) general economic conditions and cyclicality in the markets we serve; (v) our ability to successfully develop and improve our products and successfully implement new technologies; (vi) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (vii) our ability to deliver existing orders within our backlog; (viii) our ability to bid and win new contracts; (ix) the imposition of certain operating and financial restrictions contained in our debt agreements; (x) our revenue mix; (xi) our ability to grow through strategic acquisitions; (xii) our ability to manage risk through insurance against potential liabilities (xiii) changes in relevant currency exchange rates; (xiv) tax liabilities and changes to tax policy; (xv) impairment of goodwill and other intangible assets; (xvi) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xvii) our ability to protect our trade secrets; (xviii) our ability to protect our intellectual property; (xix) our ability to protect data and thwart potential cyber-attacks and incidents; (xx) a material disruption at any of our manufacturing facilities; (xxi) our dependence on subcontractors and third-party suppliers; (xxii) our ability to profit on fixed-price contracts; (xxiii) the credit risk associated to our extension of credit to customers; (xxiv) our ability to achieve our operational initiatives; (xxv) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxvi) potential liability related to our products as well as the delivery of products and services; (xxvii) our ability to comply with foreign anti-corruption laws; (xxviii) export control regulations or sanctions; (xxix) environmental and health and safety laws and regulations as well as environmental liabilities; (xxx) changes in government administrative policy and government sanctions, including the recently enacted tariffs on trade between the U.S. and Canada; (xxxi) climate change and related regulation of greenhouse gases, and (xxxii) those factors listed under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2025, and in any subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or other filings that we have filed or may file with the SEC. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained or incorporated by reference in this quarterly report ultimately prove to be accurate.
    Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.
Business Overview and Company History
We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including chemical and petrochemical, oil, gas, power generation, food and beverage, commercial, rail and transit, energy transition/decarbonization and general industries and other, which we refer to as our "key end markets." We offer a full suite of products (heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles), services (engineering, installation and maintenance services) and software (design optimization and wireless and network control systems) required to deliver comprehensive solutions to some of the world's largest and most complex projects. With a legacy of innovation and continued investment in research and development, Thermon has established itself as a technology leader in hazardous or classified areas, and we are committed to developing sustainable solutions for our customers. We serve our customers through a global network of sales and service professionals and distributors in more than 30 countries and through our 11 manufacturing facilities on two continents. These global capabilities and longstanding relationships with some of the largest multinational oil, gas, chemical processing, power and engineering, procurement and construction ("EPC") companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. During YTD 2026 and YTD 2025, approximately 54% and 50%, respectively, of our revenues were generated from outside of the United States.
Revenue. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point-in-time occurs based on when control transfers to the customer and is generally related to our product sales. Revenue recognized over time occurs on our projects where engineering, manufactured materials, or installation services, or a combination of the three, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination thereof, to the customer.
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA"), and (iv) Asia-Pacific ("APAC").
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders received from customers, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large construction projects. Our backlog at June 30, 2025, was $252.2 million, as compared to $240.3 million at March 31, 2025. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, and in any subsequent Quarterly Reports on Form 10-Q that we have filed or may file with the SEC, including those described below. These factors include the following:
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
We estimate that Point in time and Over time revenues have each contributed the following as a percentage of total revenue in the periods listed:

	Three months ended June 30,
	2025	2024
Point in time	72%	67%
Over time:	28%	33%
Small projects	14%	18%
Large projects	14%	15%
Our Over time revenue includes (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey and other solutions such as certain engineered products. For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract and have determined that the stated rate for installation services and products is representative of the stand-alone selling price for those services and products.
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
•Acquisition strategy. In recent years, we have been executing on a strategy to grow the Company through the acquisition of businesses that are either in the process heating solutions industry or provide complementary products and solutions for the markets and customers we serve. Refer to Note 2, "Acquisition," for more discussion.

Recent Developments
Since March 2025, we have continued to navigate an uncertain global trade environment. In the three months ended June 30, 2025, we experienced incremental direct tariff costs of approximately $1 million, primarily related to tariffs levied for the products and goods that we import into Canada from the U.S. We have taken actions to proactively mitigate the direct and indirect costs associated with global tariffs, including, but not limited to, adjusting prices to reflect the higher cost environment, further leveraging our global manufacturing footprint, and reconfiguring our supply chain.
On July 24, 2025, Thermon Group Holdings, Inc. and its subsidiaries entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and a syndicate of lenders. The agreement provides for a five-year $115.0 million secured revolving credit facility and a $125.0 million secured term loan, replacing the prior credit agreement dated September 29, 2021. Refer to Note 14, "Subsequent Event" for more information.
We continue to execute on our disciplined capital allocation strategy, which includes driving growth through investments in technology and people, prioritizing inorganic growth opportunities with strategic fit that can exceed the weighted-average cost of capital by year three and be accretive to earnings per share in year one, paying down our long-term debt while managing within our targeted leverage ratio, and returning capital to our shareholders through our share repurchase program.

Results of Operations - Three-month periods ended June 30, 2025 and 2024
The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended June 30,		Change
	2025	2024	$	%
Condensed Consolidated Statements of Operations:
Sales	$108,898	$115,126	$(6,228)	(5)%
Cost of sales	60,853	64,694	(3,841)	(6)%
Gross profit	48,045	50,432	(2,387)	(5)%
Operating expenses:
Selling, general and administrative expenses	32,175	31,088	1,087	3%
Deferred compensation plan expense	655	103	552	536%
Amortization of intangible assets	3,489	3,397	92	3%
Restructuring and other charges/(income)	—	2,109	(2,109)	(100)%
Income from operations	11,726	13,735	(2,009)	(15)%
Other income/(expenses):
Interest expense, net	(1,961)	(2,847)	886	(31)%
Other income/(expense)	1,242	143	1,099	769%
Income before provision for income taxes	11,007	11,031	(24)	—%
Income tax expense	2,426	2,520	(94)	(4)%
Net income	$8,581	$8,511	$70	1%

As a percent of sales:			Change in basis points
Gross profit	44.1%	43.8%	30 bps
Selling, general and administrative expenses	29.5%	27.0%	250 bps
Income from operations	10.8%	11.9%	-110 bps
Net income	7.9%	7.4%	50 bps

Effective tax rate	22.0%	22.8%	-80 bps
Three Months Ended June 30, 2025 (“YTD 2026”) Compared to the Three Months Ended June 30, 2024 (“YTD 2025”)
Sales. Sales decreased in YTD 2026 compared to YTD 2025 due to delayed backlog conversion and reduced customer demand attributable to market uncertainty related to tariffs, partly offset by the strong contribution from F.A.T.I, which added $6.8 million to the quarter. The delayed backlog conversion was attributable to short-term supply chain sourcing issues and the impact from unanticipated production delays caused by the timing of a capital improvement project. These had an impact on both point in time and over time sales in the U.S. as well as over time sales in Canada. APAC was down largely due to the aforementioned uncertainty around global trade policies. On the other hand, overall activity in EMEA and point in time sales in Canada were up comparatively.
Total Point in time sales increased relative to YTD 2025, thanks to the contribution from F.A.T.I. Excluding the F.A.T.I. Acquisition, Point in time sales contracted by 6%. Point in time sales in YTD 2026 were $78.3 million, or 72% of total sales, and Over time sales were $30.6 million, or 28% of total sales. This compares to 67% Point in time sales and 33% Over time sales in YTD 2025.
Total Over time sales, which are typically tied to our customers' capital expenditures, decreased 20%, due to significantly less activity coming from both large and small customer projects, in all segments except EMEA. EMEA delivered higher Over-time sales as compared to YTD 2025, which partially offset the overall decline.

With respect to our reportable segment sales performance, EMEA contributed strong growth of $9.2 million, or 118%, bolstered by the F.A.T.I. Acquisition. The remaining segments contracted, with the US-LAM segment down $9.9 million, or 17%, Canada down $3.2 million, or 8%, and APAC down $2.3 million, or 26%.
Refer to the "Overview" section above for definitions of Point in time and Over time revenue.
Gross profit and margin. Gross profit decreased $2.4 million due to lower sales volume. This was partially offset by a 30 bps improvement in gross margin. The improved margin is due to a shift in revenue mix toward relatively more profitable material sales, plus the impacts of prudent cost management and pricing efforts.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million or 3% in YTD 2026 compared to YTD 2025 driven mainly by expenses related to the F.A.T.I. Acquisition as well as investments in our growth initiatives, which includes compensation-related expenses, partially offset by disciplined cost management. SG&A as a percent of sales increased 250 bps given comparatively lower sales and the aforementioned items.
Deferred compensation plan expense. Deferred compensation plan expense/(income) was higher in YTD 2026 compared to YTD 2025 due to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in other income/(expense), where the Company recorded market gains/(losses) on related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Restructuring and other charges/(income). In YTD 2025, we enacted a reduction in force plan as well as a consolidation of production lines from the Denver manufacturing facility to the San Marcos, Texas manufacturing facility as part of certain cost-cutting measures and operational excellence efforts. No such charges were present in YTD 2026. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Amortization of intangible assets. Amortization of intangible assets increased when compared to YTD 2025 primarily related to intangibles assets associated with the F.A.T.I. Acquisition. Refer to Note 2, "Acquisition" for more information.
Interest expense, net. Interest expense, net decreased in YTD 2026 as compared to YTD 2025 due primarily to a lower average debt balance ($136.6 million in YTD 2026 versus $170.8 million in YTD 2025). Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income. The change in Other income in YTD 2026 is primarily attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense as noted above.
    Income taxes. Our effective tax rate was 22.0% and 22.8% in YTD 2026 and YTD 2025, respectively. The Company's effective tax rate was impacted by discrete tax items such as the benefit from the release of a valuation reserve on foreign tax credits that we expect to receive and the benefit from realized stock compensation in excess of the estimate. Refer to Note 12, “Income Taxes,” for additional detail.
Contingencies
    See Note 10, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included above in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report, which is hereby incorporated by reference into this Item 2.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our Revolving Credit Facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service requirements, share repurchases and potential future acquisitions.
At June 30, 2025, we had $36.5 million in cash and cash equivalents and $94.3 million in available borrowing capacity under our Revolving Credit Facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $10.0 million, or 27%, of these amounts were held in domestic accounts with various institutions and approximately $26.5 million, or 73%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
Generally, we seek to maintain a cash and cash equivalents balance between $30.0 and $40.0 million. We will encounter periods where we may be above or below this range, due to, for example, inventory buildup for anticipated seasonal demand in fall and winter months, related cash receipts from credit sales in months that follow, debt maturities, restructuring activities, larger capital investments, severe and/or protracted economic downturns, acquisitions, share repurchases or some combination of the above activities. The Company continues to manage its working capital requirements effectively through optimizing inventory levels, doing business with creditworthy customers, and extending payment terms with its supplier base.
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this quarterly report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our Revolving Credit Facility, we will be able to meet our liquidity needs for the next 12 months and the foreseeable future. We had $5.0 million outstanding on our Revolving Credit Facility at June 30, 2025.
We expect our capital expenditures to be approximately 2.5% to 3.0% of revenue in fiscal 2026. Additionally, based on the Credit Agreement in place at June 30, 2025, we expect to pay $18.0 million in principal payments on our long-term debt in the next 12 months. However, effective July 24, 2025, we amended the Credit Agreement, and after that amendment, our principal payments in the next 12 months will be approximately $6.0 million. Refer to Note 14, "Subsequent Event" for more information. Also, we are contractually obligated for $3.7 million related to our leased assets. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $1.2 million, mostly related to long-term information technology contracts, of which $0.5 million is due within the next 12 months.
Discussion and Analysis of Cash Flows

	Three months ended June 30,
	2025	2024	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$10,742	$12,659	$(1,917)
Investing activities	(2,352)	(3,904)	1,552
Financing activities	(12,640)	(8,002)	(4,638)

Free Cash Flow:(1)
Cash provided by operating activities	$10,742	$12,659	$(1,917)
Less: Cash used for purchases of property, plant, and equipment	(2,421)	(3,923)	1,502
Free Cash Flow	$8,321	$8,736	$(415)
(1) "Free Cash Flow" is a non-GAAP financial measure, which we define as net cash provided by operating activities less cash used for the purchase of property, plant, and equipment. Free Cash Flow is one measure management uses internally to assess liquidity. Our calculation may not be comparable to similarly titled measures reported by other companies. See further discussion of "Non-GAAP financial measures" below.
Operating Cash Flows
Operating cash flows decreased in YTD 2026 as compared to YTD 2025 primarily due to greater investments in working capital and other operating assets and liabilities of $1.4 million. More specifically, the Company shored up its safety stock, began building inventory in preparation for the upcoming heating season, and secured certain materials in advance of impending tariffs. This increase in inventory was partially offset by decreased accounts receivable and contract assets arising from lower sales. Separately, the change in non-cash items, such as depreciation and amortization and stock compensation expense, contributed to a further reduction in operating cash flows in YTD 2026 by $0.7 million.
Investing Cash Flows
Cash used in investing activities decreased in YTD 2026 as compared to YTD 2025 primarily due to lower capital expenditures in YTD 2026 than YTD 2025.
Financing Cash Flows
Cash used in financing activities changed in YTD 2026 versus YTD 2025 primarily due to comparatively higher share repurchases in YTD 2026, partially offset by comparatively higher proceeds from the Revolving Credit Facility in YTD 2026.
Credit Facilities
On December 29, 2023, the Company and the Borrowers entered into an Amendment No. 3 to Credit Agreement, Amendment No. 2 to the Guarantee and Collateral Agreement and Amendment No. 2 to the Canadian Guarantee and Collateral Agreement (collectively, the “Amendment”) with the Lenders and the Agent. Refer to Note 14, "Subsequent Event" for more information regarding an additional amendment to the Credit Agreement, dated July 24, 2025.
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
Non-GAAP Financial Measures
In addition to evaluating our cash flow generation based upon operating, investing, and financing activities, the Company believes that Free Cash Flow (non-GAAP) as used in this section may provide investors and key stakeholders with another important perspective regarding our performance. The Company does not intend for this non-GAAP metric to be a substitute for the related GAAP measure, nor should it be viewed in isolation and without considering all relevant GAAP measurements. Moreover, our calculation may not be comparable to similarly titled measures reported by other companies.
We define “Free Cash Flow” as net cash provided by operating activities less cash used for the purchase of property, plant, and equipment. This metric should not be interpreted to mean the remaining cash that is available for discretionary spending, dividends, share repurchases, acquisitions, or other purposes, as it excludes significant, mandatory obligations, such as principal payments on the Company’s long-term debt facility. Free cash flow is one measure that the Company uses internally to assess liquidity.
Free Cash Flow totaled $8.3 million for YTD 2026 as compared to $8.7 million for YTD 2025, the drivers of which are explained above under "Discussion and Analysis of Cash Flows."
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in the Company’s contractual obligations during fiscal 2026. The Company does not have any off-balance sheet arrangements or any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities, except as otherwise disclosed. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on May 22, 2025 for further details.
Critical Accounting Polices

Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, for a discussion of the Company’s critical accounting policies and estimates.
Recent Accounting Pronouncements
Please refer to Note 1, "Summary of Significant Accounting Policies” of our Consolidated Financial Statements, from our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures are the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 54% of our YTD 2026 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2026, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $0.7 million for YTD 2026. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $0.8 million for YTD 2026. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.2 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.2 million increase in net income for YTD 2026.
The countries outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income/(loss) were losses of $0.1 million and a nominal amount in YTD 2026 and YTD 2025, respectively.
As of June 30, 2025, we had approximately $13.1 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were positively impacted by $0.5 million in YTD 2026 when compared to foreign exchange translation rates that were in effect in YTD 2025. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $17.0 million and losses of $3.9 million in YTD 2026 and YTD 2025, respectively. The current year changes are due to the weakening of the U.S. dollar relative to the Company's other primary operating currencies in YTD 2026. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).

    Interest rate risk. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR rate. As of June 30, 2025, we had $134.4 million of outstanding principal under our Term Loan Facilities and $5.0 million in outstanding borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on June 30, 2025 were 5.66% for the U.S. Term Loan Facility, and 6.04% for the 2023 Incremental U.S. Term Loan Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.4 million increase or decrease, as applicable, in our annual interest expense.
    Commodity price risk.  We use various commodity-based raw materials in our manufacturing processes. Generally, we acquire such components at market prices and do not typically enter into long-term purchase commitments with suppliers or hedging instruments to mitigate commodity price risk. As a result, we are subject to market risks related to changes in commodity prices and supplies of key components of our products. Raw material costs have been stable historically; however, in recent periods we have experienced, and may continue to experience, various shortages in certain raw materials as well as an increase in costs of these materials due to: the impact of tariffs, use of alternate suppliers, higher freight costs, increased lead times, and expedited shipping. We cannot provide any assurance that we will continue to mitigate temporary raw material shortages or be able to pass along such cost increases, including the potential impacts of tariffs or supply chain challenges, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended June 30, 2025. Information relating to the Company’s purchases of its common stock during the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs
April 2025	140,924	$25.46	140,924
May 2025	34,797	28.50	34,797
June 2025	188,977	27.13	188,977
Total	364,698	$26.75	364,698
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
During the three months ended June 30, 2025, we purchased 364,698 shares at a weighted average price of $26.75. As of June 30, 2025, we have $44.5 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc.

10.1*†	Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan

10.2*†	Form of EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan

10.3*†	Form of ROIC Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan

31.1*	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jan Schott, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Bruce Thames, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Jan Schott, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files formatted in Inline eXtensible Business Reporting Language (iXBRL) pursuant to Rule 405 of Regulation S-T: (i) the cover page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
 __________________________________

*    Filed herewith
†     Management contract and compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON GROUP HOLDINGS, INC. (registrant)
Date: August 7, 2025	By:	/s/ Jan L. Schott
	Name:	Jan L. Schott
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

THERMON GROUP HOLDINGS, INC. (registrant)
By:	/s/ Greg Lucas
Name:	Greg Lucas
Title:	Vice President, Chief Accounting Officer (Principal Accounting Officer)