Form 10-Q
period 2025-09-30
Thermon Group Holdings, Inc.
filed 2025-11-06
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 32,840,075 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	September 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,748	$39,537
Accounts receivable, net of allowances of $1,021 and $1,230 as of September 30, 2025 and March 31, 2025, respectively	102,125	109,830
Inventories, net	110,977	88,980
Contract assets	25,212	19,188
Prepaid expenses and other current assets	20,644	16,526
Income tax receivable	147	231
Total current assets	$288,853	$274,292
Property, plant and equipment, net of depreciation and amortization of $79,782 and $75,773 as of September 30, 2025 and March 31, 2025, respectively	76,541	72,824
Goodwill	269,805	264,331
Intangible assets, net	110,451	115,283
Operating lease right-of-use assets	10,384	11,192
Deferred income taxes	1,284	895
Other non-current assets	20,866	16,635
Total assets	$778,184	$755,452
Liabilities
Current liabilities:
Accounts payable	$41,329	$31,185
Accrued liabilities	32,128	35,788
Current portion of long-term debt	6,250	18,000
Contract liabilities	16,857	19,604
Lease liabilities	3,827	4,023
Income taxes payable	2,067	4,063
Total current liabilities	$102,458	$112,663
Borrowings under revolving credit facility	14,700	—
Long-term debt, net	118,087	120,366
Deferred income taxes	9,584	9,756
Non-current lease liabilities	8,755	9,299
Other non-current liabilities	9,370	8,053
Total liabilities	$262,954	$260,137
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 shares authorized; 34,138,203 issued and 32,835,035 outstanding at September 30, 2025, and 33,945,413 issued and 33,243,370 outstanding at March 31, 2025	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	246,287	246,201
Treasury stock	(36,162)	(20,388)
Accumulated other comprehensive loss	(60,761)	(72,829)
Retained earnings	365,833	342,298
Total equity	$515,230	$495,315
Total liabilities and equity	$778,184	$755,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Sales	$131,723	$114,648	$240,621	$229,774
Cost of sales	70,647	63,736	131,500	128,430
Gross profit	61,076	50,912	109,121	101,344
Operating expenses:
Selling, general and administrative expenses	35,508	31,259	67,683	62,347
Deferred compensation plan expense/(income)	486	434	1,141	537
Amortization of intangible assets	3,502	3,402	6,991	6,799
Restructuring and other charges/(income)	—	614	—	2,723
Income from operations	21,580	15,203	33,306	28,938
Other income/(expenses):
Interest expense, net	(2,022)	(2,790)	(3,983)	(5,637)
Other income/(expense)	456	563	1,698	706
Income before provision for income taxes	20,014	12,976	31,021	24,007
Income tax expense	5,060	3,482	7,486	6,002
Net income	$14,954	$9,494	$23,535	$18,005
Comprehensive income/(loss):
Net income	$14,954	$9,494	$23,535	$18,005
Foreign currency translation adjustment	(4,966)	5,587	12,068	1,708
Other miscellaneous income/(expense)	—	(7)	—	(38)
Comprehensive income/(loss)	$9,988	$15,074	$35,603	$19,675
Net income per common share:
Basic	$0.45	$0.28	$0.71	$0.53
Diluted	$0.45	$0.28	$0.71	$0.53
Weighted-average shares used in computing net income per common share:
Basic	32,953,754	33,793,583	32,992,756	33,775,253
Diluted	33,243,728	34,143,403	33,189,216	34,096,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2025	33,243,370	$33	$246,201	$(20,388)	$342,298	$(72,829)	$495,315
Issuance of common stock as deferred compensation to employees	75,380	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	100,933	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,058	—	—	—	—	—	—
Stock compensation expense	—	—	1,482	—	—	—	1,482
Repurchase of employee stock units on vesting	—	—	(3,336)	—	—	—	(3,336)
Repurchase of shares under authorized program	(364,698)	—	—	(9,767)	—	—	(9,767)
Net income	—	—	—	—	8,581	—	8,581
Foreign currency translation adjustment	—	—	—	—	—	17,034	17,034
Other	—	—	1	—	—	—	1
Balances at June 30, 2025	33,060,043	$33	$244,348	$(30,155)	$350,879	$(55,795)	$509,310
Issuance of common stock in exercise of stock options	5,074	—	72	—	—	—	72
Issuance of common stock as deferred compensation to employees	1,365	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	4,980	—	—	—	—	—	—
Stock compensation expense	—	—	1,883	—	—	—	1,883
Repurchase of employee stock units on vesting	—	—	(16)	—	—	—	(16)
Repurchase of shares under authorized program	(236,427)	—	—	(6,007)	—	—	(6,007)
Net income	—	—	—	—	14,954	—	14,954
Foreign currency translation adjustment	—	—	—	—	—	(4,966)	(4,966)
Balances at September 30, 2025	32,835,035	$33	$246,287	$(36,162)	$365,833	$(60,761)	$515,230

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock as deferred compensation to employees	56,614	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,241	—	—	—	—	—	—
Stock compensation expense	—	—	1,065	—	—	—	1,065
Repurchase of employee stock units on vesting	—	—	(2,995)	—	—	—	(2,995)
Repurchase of shares under authorized program	(49,341)	—	—	(1,579)	—	—	(1,579)
Net income	—	—	—	—	8,511	—	8,511
Foreign currency translation adjustment	—	—	—	—	—	(3,879)	(3,879)
Other	—	—	1		—	(31)	(30)
Balances at June 30, 2024	33,824,521	$34	$241,626	$(1,829)	$297,294	$(61,145)	$475,980
Issuance of common stock as deferred compensation to employees	924	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,586	—	—	—	—	—	—
Stock compensation expense	—	—	1,511	—	—	—	1,511
Repurchase of employee stock units on vesting	—	—	(18)	—	—	—	(18)
Repurchase of shares under authorized program	(75,752)	—	—	(2,260)	—	—	(2,260)
Net income	—	—	—	—	9,494	—	9,494
Foreign currency translation adjustment	—	—	—	—	—	5,587	5,587
Other	—	—	—	—	—	(7)	(7)
Balances at September 30, 2024	33,755,279	$34	$243,119	$(4,089)	$306,788	$(55,565)	$490,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Operating activities
Net income	$23,535	$18,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,471	11,137
Amortization of deferred debt issuance costs	245	250
Stock compensation expense	3,365	2,576
Deferred income taxes	(1,170)	(1,507)
Remeasurement (gain)/loss on intercompany balances	(325)	327
Changes in operating assets and liabilities:
Accounts receivable	10,668	13,097
Inventories	(20,487)	(6,985)
Contract assets and liabilities	(8,973)	(6,277)
Other current and non-current assets	(4,155)	(5,230)
Accounts payable	9,123	(685)
Accrued liabilities and non-current liabilities	(3,052)	(2,338)
Income taxes payable and receivable	(2,078)	(1,149)
Net cash provided by operating activities	$18,167	$21,221
Investing activities
Purchases of property, plant and equipment	(5,485)	(5,785)
Sale of rental equipment	81	36
Net cash used in investing activities	$(5,404)	$(5,749)
Financing activities
Proceeds from revolving credit facility	31,711	—
Payments on revolving credit facility	(17,011)	—
Proceeds from long-term debt	125,000	—
Payments on long-term debt	(138,875)	(6,750)
Issuance costs associated with revolving line of credit and long-term debt	(1,085)	—
Repurchase of employee stock units on vesting	(3,352)	(3,012)
Repurchase of shares under authorized program	(15,774)	(3,838)
Payments on finance leases	(95)	(59)
Net cash used in financing activities	$(19,481)	$(13,659)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	779	454
Change in cash, cash equivalents and restricted cash	(5,939)	2,267
Cash, cash equivalents and restricted cash at beginning of period	41,422	50,431
Cash, cash equivalents and restricted cash at end of period	$35,483	$52,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except share and per share data)

1. Basis of Presentation
Thermon Group Holdings, Inc. and its subsidiaries are referred to collectively as “we,” “our,” or the “Company” herein. We are a diversified industrial technology company and a global leader in industrial process heating, temperature maintenance, environmental monitoring, and temporary power distribution solutions. We deliver engineered solutions that enhance operational awareness, safety, reliability, and efficiency to deliver the lowest total cost of ownership.
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025 ("fiscal 2025"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at September 30, 2025 and March 31, 2025, and the results of our operations for the three and six months ended September 30, 2025 and 2024. Certain reclassifications have been made to these condensed consolidated financial statements and accompanying footnotes to conform to the presentation to the current fiscal year. Due to an amendment in our credit facility and our present outlook on the revolving debt repayment timeline, we have moved the borrowings from our revolving credit facility to the non-current section of the Condensed Consolidated Balance Sheets, as of September 30, 2025. Refer to Note 9, "Debt" for more information.
Summary of Significant Accounting Policies
Please refer to Note 1, "Summary of Significant Accounting Policies” in our consolidated financial statements from our fiscal 2025 Form 10-K, as filed with the SEC on May 22, 2025, for the discussion on our significant accounting policies.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at September 30, 2025, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2026 ("fiscal 2026").
Restricted Cash and Cash Equivalents
    The Company maintains certain restricted cash balances which are included in prepaid expenses and other current assets and represent amounts required to be set aside by a contractual agreement, which generally contain cash deposits pledged as collateral on performance bonds and letters of credit. At September 30, 2025 and March 31, 2025, our restricted cash balance totaled $5,735 and $1,885, respectively.
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
We are currently evaluating the impact of the recently issued Financial Accounting Standards Board Accounting Standards Update (ASU) 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” on our financial statements. This ASU introduces a practical expedient and an accounting policy election designed to simplify the estimation of credit losses for current accounts receivable and contract assets arising from transactions accounted for under Topic 606. We do not anticipate that this ASU will have a material impact on our financial statements when adopted.
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
The initial purchase price was €12,500, or approximately $13,807, with cash acquired of $2,278, for a net closing purchase price of $11,529. In fiscal 2025, we adjusted the purchase price for excess cash acquired to €13,339, or approximately $14,733. The purchase price is still subject to customary adjustments. Measurement period adjustments may be made up to one year from the acquisition date. The initial purchase price was funded with cash on hand, and includes F.A.T.I.'s manufacturing facility in Milan, which enhances our global production capabilities. The F.A.T.I. Acquisition is expected to strengthen our market position worldwide. We have integrated F.A.T.I. into our Europe, Middle East, and Africa ("EMEA") reportable segment.
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

Preliminary Purchase Price Allocation - F.A.T.I.
	Amortization Period (years)	Fair Value
Cash		$2,278
Accounts receivable		2,088
Inventories		3,434
Other current assets		1,113
Property, plant and equipment		7,580
Intangibles:
Customer relationships	10	1,776
Trademarks	5	502
Developed technology	15	1,909
Goodwill		2,447
Total fair value of assets acquired		$23,127
Current and non-current liabilities		(8,394)
Total fair value of liabilities acquired		$(8,394)
Total purchase price		$14,733

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Sales	$131,723	$117,799	$240,621	$236,075
Net income	14,954	9,593	23,535	18,365
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At September 30, 2025 and March 31, 2025, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our acquisition as discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	September 30, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$9,519	$9,519	$8,206	$8,206	Level 1 - Active Markets
Foreign currency contract forwards assets	1	1	1	1	Level 2 - Market Approach
Financial Liabilities:
Outstanding borrowings from revolving line of credit	$14,700	$14,700	$—	$—	Level 2 - Market Approach
Outstanding principal amount of senior secured credit facility	125,000	124,375	138,874	138,180	Level 2 - Market Approach
Deferred compensation plan liabilities	9,344	9,344	8,030	8,030	Level 1 - Active Markets
Foreign currency contract forwards liabilities	238	238	491	491	Level 2 - Market Approach
At September 30, 2025 and March 31, 2025, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to acquisition accounting.

Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at September 30, 2025 and March 31, 2025 were $9,519 and $8,206, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $9,344 and $8,030 included in “Other non-current liabilities” in the condensed consolidated balance sheets at September 30, 2025 and March 31, 2025, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statements of operations and comprehensive income/(loss), and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $486 and $434 for the three months ended September 30, 2025 and 2024, respectively, and $1,141 and $537 for the six months ended September 30, 2025 and 2024, respectively. Expenses and income from our deferred compensation plan were mostly offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses/(gains) on investments were $(460) and $(435), for the three months ended September 30, 2025 and 2024, respectively, and $(1,142) and $(528) for the six months ended September 30, 2025 and 2024, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of September 30, 2025 and March 31, 2025, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	September 30, 2025	March 31, 2025
Euro	$12,910	$10,280
Canadian Dollar	—	2,000
South Korean Won	—	2,500
Mexican Peso	1,700	2,000
Total notional amounts	$14,610	$16,780
In the three months ended September 30, 2025 and 2024, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were losses of $(226) and income of $32, respectively, and $(267) and $(56) for the six months ended September 30, 2025 and 2024, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three months ended September 30, 2025 and 2024, our net foreign currency transactions resulted in a loss of $(14) and a gain of $28, respectively, and $(92) and $158 for the six months ended September 30, 2025 and 2024, respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2025 charges
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation, that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we moved certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, allowed the company to streamline certain operations, reduce its manufacturing footprint, and position itself for more profitable growth. These actions resulted in charges of $614 and $2,723 in "Restructuring and other charges/(income)," for the three and six months ended September 30, 2024.
Restructuring and other charges/(income) by reportable segment is as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
United States and Latin America	$—	$614	$—	$1,329
Canada	—	—	—	1,394
Europe, Middle East and Africa	—	—	—	—
Asia-Pacific	—	—	—	—
Restructuring and other charges/(income)	$—	$614	$—	$2,723
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and six months ended September 30, 2025 and 2024, respectively, are as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Basic net income per common share
Net income	$14,954	$9,494	$23,535	$18,005
Weighted-average common shares outstanding	32,953,754	33,793,583	32,992,756	33,775,253
Basic net income per common share	$0.45	$0.28	$0.71	$0.53

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Diluted net income per common share
Net income	$14,954	$9,494	$23,535	$18,005
Weighted-average common shares outstanding	32,953,754	33,793,583	32,992,756	33,775,253
Common share equivalents:
Stock options	17,930	34,090	18,008	34,090
Restricted and performance stock units	272,044	315,730	178,452	286,706
Weighted average shares outstanding – dilutive (1)	33,243,728	34,143,403	33,189,216	34,096,049
Diluted net income per common share	$0.45	$0.28	$0.71	$0.53
(1) For the three months ended September 30, 2025 and 2024, 58,124 and zero, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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
6. Inventories
Inventories consisted of the following:

	September 30, 2025	March 31, 2025
Raw materials	$70,106	$56,281
Work in process	14,389	12,424
Finished goods	30,546	23,562
Inventories, gross	115,041	92,267
Valuation reserves	(4,064)	(3,287)
Inventories, net	$110,977	$88,980

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of September 30, 2025, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2025	$131,030	$106,477	$20,717	$6,107	$264,331
Goodwill acquired(1)		—	268	—	268
Foreign currency translation impact	—	3,337	1,753	116	5,206
Balance as of September 30, 2025	$131,030	$109,814	$22,738	$6,223	$269,805
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at September 30, 2025	Accumulated Amortization	Net Carrying Amount at September 30, 2025	Gross Carrying Amount at March 31, 2025	Accumulated Amortization	Net Carrying Amount at March 31, 2025
Products	$59,853	$(47,384)	$12,469	$58,034	$(43,042)	$14,992
Trademarks	55,002	(4,469)	50,533	53,882	(3,838)	50,044
Developed technology	30,387	(10,122)	20,265	29,982	(9,010)	20,972
Customer relationships	137,923	(111,598)	26,325	135,679	(107,380)	28,299
Certifications	432	—	432	421	—	421
Other	1,280	(853)	427	1,280	(725)	555
Total	$284,877	$(174,426)	$110,451	$279,278	$(163,995)	$115,283

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	September 30, 2025	March 31, 2025
Accrued employee compensation and related expenses	$18,441	$20,611
Accrued interest	—	613
Warranty reserves	2,378	2,766
Professional fees	2,409	3,067
Sales taxes payable	3,722	3,201
Accrued litigation payable	638	1,006
Other[1]	4,540	4,524
Total accrued current liabilities	$32,128	$35,788
(1) - Included in Other in both fiscal 2026 and 2025 is $1,996 related to a dispute with a customer.
9. Debt
Long-term debt consisted of the following:

	September 30, 2025	March 31, 2025
U.S. Term Loan Facility due September 2026, net of deferred debt issuance costs of $126 as of March 31, 2025	$—	$60,873
Incremental Term Loan A due September 2026, net of deferred debt issuance costs of $382 as of March 31, 2025	—	77,493
Amended U.S. Term Loan Facility due July 2030, net of deferred debt issuance costs of $663 as of September 30, 2025	124,337	—
Total term debt	$124,337	$138,366
Less current portion	(6,250)	(18,000)
Long-term debt, net[1]	$118,087	$120,366
(1) Long-term debt, net does not include borrowings under our revolving credit facility of $14,700 and zero at September 30, 2025 and March 31, 2025, respectively. Borrowings under our revolving credit facility are classified in the non-current section of our Condensed Consolidated Balance Sheets.
Senior Secured Credit Facilities
On July 24, 2025, Thermon Group Holdings, Inc., as a credit party and a guarantor, Thermon Holding Corp. (the “US Borrower”), Thermon Canada Inc. (the “Canadian Borrower”) and Thermon Europe B.V. (the “Dutch Borrower” and together with the US Borrower and the Canadian Borrower, the “Borrowers”), as borrowers, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Agent”).
The Credit Agreement is an amendment and restatement of that certain Amended and Restated Credit Agreement, dated September 29, 2021, by and among the Company, the US Borrower, the Canadian Borrower, the lenders time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Agreement”), and provides for the credit facilities described below (collectively, the “Facilities”).
Facilities.
•Revolving Credit Facility: A US $115.0 million five-year a secured revolving credit facility made available in U.S. Dollars to the US Borrower, in Canadian Dollars to the Canadian Borrower, and in Euros to the Dutch Borrower, provided that drawings in Euros shall not exceed €20,000,000 in the aggregate (the “Revolving Credit Facility”). The Revolving Credit Facility includes sublimits for letters of credit and swingline loans .
•Term Loan Facility: A US $125.0 million five-year secured term loan A (the “Term Loan”) made available in U.S. Dollars to the US Borrower (the “Term Loan Facility”).
    Proceeds of the Facilities were used at closing to repay and refinance existing indebtedness under the Prior Credit Agreement and pay all interest, fees and expenses related thereto, and thereafter shall be used for working capital and general corporate purposes.
Accordion. The Credit Agreement allows for incremental term loans and incremental revolving commitments in an aggregate amount not to exceed the greater of US $125.0 million and amount equal to 100% of consolidated EBITDA of the Company and its subsidiaries for the most recently ended four consecutive fiscal quarter period.
Maturity and Repayment. Each of the Facilities terminates on July 24, 2030. Commencing December 31, 2025, the Term Loan will amortize as set forth in the table below, with payments due on the last day of each March, June, September and December, with the balance of the Term Loan Facility due at maturity:

Quarterly Installment Dates	Principal Amount
December 31, 2025, through September 30, 2026	1.250%
December 31, 2026, through June 30, 2030	1.875%
    Guarantees. The Term Loan, the obligations of each of the Borrowers (including the Dutch Borrower) under the Revolving Credit Facility and the obligations of the Company and its subsidiaries under “Specified Swap Agreements,” “Specified Cash Management Agreements,” “Specified Bank Guarantees” and “Specified Bond Obligations” (in each case as such terms are defined in the Credit Agreement) owed to any Lender or any affiliate thereof are all guaranteed by the Company, the US Borrower, all of the US Borrower’s current and future wholly owned domestic material subsidiaries (the “US Subsidiary Guarantors”), the Canadian Borrower and all of the Canadian Borrower’s wholly owned Canadian material subsidiaries, if any (the “Canadian Subsidiary Guarantors”). In addition, the obligations of the Dutch Borrower under the Revolving Credit Facility will also be guaranteed by each wholly owned material Dutch subsidiary of the Dutch Borrower, if any (the “Dutch Subsidiary Guarantors”).

Security. The Term Loan, the obligations of each of the Borrowers (including the Dutch Borrower) under the Revolving Credit Facility and the obligations of the Company and its subsidiaries under “Specified Swap Agreements,” “Specified Cash Management Agreements,” “Specified Bank Guarantees” and “Specified Bond Obligations” (in each case as such terms are defined in the Credit Agreement) owed to any Lender or any affiliate thereof are all secured by a first lien on substantially all of the assets of the Company, the US Borrower, the US Subsidiary Guarantors, the Canadian Borrower and the Canadian Subsidiary Guarantors, subject to certain exceptions, including 100% of the capital stock of the Canadian Borrower, the Dutch Borrower, the US Subsidiary Guarantors and the Canadian Subsidiary Guarantors, and 65% of the capital stock of the first-tier material foreign subsidiaries (other than the Canadian Borrower and the Dutch Borrower) of the Company, the US Borrower and the US Subsidiary Guarantors. In addition, the obligations of the Dutch Borrower under the Revolving Credit Facility will also be secured by a first lien on certain assets, including account rights, movable assets and receivables, of the Dutch Borrower and each Dutch Subsidiary Guarantor.
Interest Rates and Fees. The US Borrower will have the option to pay interest on the Term Loan and borrowings made to the US Borrower under the Revolving Credit Facility at a base rate, plus an applicable margin, or at a rate based on Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The Canadian Borrower will have the option to pay interest on borrowings made to the Canadian Borrower under the Revolving Credit Facility at a prime rate plus an applicable margin, or at a rate based on the Canadian Overnight Repo Rate ("CORRA") plus an applicable margin. The Dutch Borrower shall pay interest on borrowings made to the Dutch Borrower under the Revolving Credit Facility at rate based on Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin.
Under the applicable Facilities, the applicable margin for base rate loans and Canadian prime rate loans is 50.0 basis points and the applicable margin for SOFR loans, CORRA loans and EURIBOR loans is 150.0 basis points; provided that, after December 31, 2025, the applicable margins will be determined based on a leverage-based performance grid.
In addition to paying interest on outstanding principal under the Revolving Credit Facility, the US Borrower is required to pay a commitment fee in respect of unutilized revolving commitments of 0.25% per annum, provided that, after December 31, 2025, the commitment fee will be determined based on a leverage-based performance grid.
Voluntary Prepayment. The Borrowers will be able to voluntarily prepay the principal of the loans outstanding under each of the Facilities without penalty or premium (subject to breakage fees) at any time in whole or in part.
Mandatory Prepayment. To the extent the US Borrower receives proceeds stemming from certain asset sales, insurance claims, and debt issuances, the US Borrower is obligated to use those proceeds to pay down the Term Loan.
Financial Covenants. The Company is required, on a consolidated basis, to maintain certain financial covenant ratios. On the last day of any period of four fiscal quarters ending on or after June 30, 2025, the Company must maintain a consolidated leverage ratio that does not exceed 3.50:1.00 (which ratio may be increased by 0.50:1.00 for each of the four fiscal quarters following certain acquisitions at the election of the US Borrower).
In addition, on the last day of any period of four fiscal quarters ending on or after June 30, 2025, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of September 30, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.
Other Covenants. The Credit Agreement contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its subsidiaries (including the Borrowers) to: (i) incur additional indebtedness; (ii) grant liens; (iii) make fundamental changes; (iv) sell assets; (v) make restricted payments; (vi) enter into sales and leasebacks; (vii) make investments; (viii) prepay certain indebtedness; (ix) enter into transactions with affiliates; and (x) enter into certain restrictive agreements.
The covenants are subject to various baskets and materiality thresholds, with certain of the baskets to the restrictions on the repayment of subordinated or unsecured indebtedness, restricted payments and investments being available only when the Company’s pro forma leverage ratios are less than a certain level.
The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any guaranty or security documents to be in full force and effect and change of control. If such an event of default occurs, the Agent will be entitled to take various actions, including the termination of the commitment for the Revolving Credit Facility, the acceleration of amounts due under the Credit Agreement and all other actions that a secured creditor is permitted to take following a default.
    At September 30, 2025, we had $14,700 outstanding under the Revolving Credit Facility. We had $99,368 of available borrowing capacity thereunder after taking into account the borrowing base and $932 of outstanding letters of credit as of September 30, 2025. The Term Loans bear interest at the SOFR plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on September 30, 2025 were 5.66% for the U.S. Term Loan Facility and 5.66% for the Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of September 30, 2025, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 8, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
Letters of Credit and Bank Guarantees
At September 30, 2025, the Company had in place letter of credit guarantees and performance bonds securing certain performance obligations of the Company. These arrangements totaled $12,898. Of this amount, $2,543 is secured by cash deposits at the Company’s financial institutions and an additional $932 represents a reduction of the available amount of the Company's Revolving Credit Facility. In addition to the arrangements totaling $12,898, our Indian subsidiary also has $4,087 in non-collateralized customs bonds outstanding to secure the Company's customs and duties obligations in India.
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
Disaggregation of revenues from contracts with customers for the three and six months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$45,394	$18,395	$63,789	$44,606	$14,258	$58,864
Canada	29,461	10,936	40,397	26,433	10,438	36,871
Europe, Middle East and Africa	12,834	5,224	18,058	4,954	4,074	9,028
Asia-Pacific	5,795	3,684	9,479	6,286	3,599	9,885
Total revenues	$93,484	$38,239	$131,723	$82,279	$32,369	$114,648

	Six months ended September 30, 2025			Six months ended September 30, 2024
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$83,187	$30,647	$113,834	$89,014	$29,834	$118,848
Canada	52,849	22,702	75,551	48,041	27,175	75,216
Europe, Middle East and Africa	25,567	9,576	35,143	9,567	7,303	16,870
Asia-Pacific	10,178	5,915	16,093	12,423	6,417	18,840
Total revenues	$171,781	$68,840	$240,621	$159,045	$70,729	$229,774
Performance Obligations
    We have elected the practical expedient to disclose only the value of performance obligations for contracts with an original expected length of one year or more, which was $30,111 as of September 30, 2025. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within the next 12 months.
Contract Assets and Liabilities
    As of September 30, 2025 and March 31, 2025, contract assets were $25,212 and $19,188, respectively. As of September 30, 2025 and March 31, 2025, contract liabilities were $16,857 and $19,604, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
For the six months ended September 30, 2025 and 2024, our effective income tax rate was 24.1% and 25.0%, respectively. The effective tax rate was comparatively lower stemming from the impact of discrete tax items in the current year such as the benefit from the release of a valuation reserve on foreign tax credits that we expect to receive and the benefit from realized stock compensation in excess of the estimate.
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
As of September 30, 2025, the tax years for the fiscal years ended March 31, 2019 through March 31, 2024, remain open to examination by the major taxing jurisdictions of the United States and Canada.
House Resolution 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted into law on July 4, 2025. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025, (ii) immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (iii) an increase to the cap on the deductibility of business interest expense for taxable years starting after December 31, 2024.
In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. Most or all the tax benefits under OBBBA relate to accelerated timing of tax deductions or benefits and will apply to future tax periods. Accordingly, the net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period.
The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.
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

Three Months Ended September 30, 2025	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$63,789	$40,397	$18,058	$9,479	$131,723
Adjustments(1)	7,594	(8,671)	285	792	—
Sales reviewed by the CODM	$71,384	$31,726	$18,342	$10,271	$131,723

Less:(2)
Cost of sales	38,277	16,749	9,841	5,831	70,698
Selling, general, and administrative expenses, adjusted(3)	15,255	5,763	5,447	2,987	29,452
Segment profit	$17,852	$9,214	$3,054	$1,454	$31,574

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(486)
Depreciation and amortization					(5,808)
Other unallocated enterprise expense(4)					(3,700)
Interest expense, net					(2,022)
Other income/(expense)					456
Income before provision for income taxes					$20,014

Supplementary data:	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$10,758	$4,901	$800	$638	$17,097
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

Three Months Ended September 30, 2024	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$58,865	$36,871	$9,028	$9,885	$114,649
Adjustments(1)	3,245	(3,918)	510	163	—
Sales reviewed by the CODM	$62,111	$32,953	$9,538	$10,047	$114,649

Less:(2)
Cost of sales	33,837	18,582	4,837	6,450	63,706
Selling, general, and administrative expenses, adjusted(3)	14,351	5,470	3,964	2,785	26,570
Segment profit	$13,923	$8,901	$737	$812	$24,373

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(434)
Depreciation and amortization					(5,573)
Other unallocated enterprise expense(4)					(3,163)
Interest expense, net					(2,790)
Other income/(expense)					563
Income before provision for income taxes					$12,976

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$12,302	$3,520	$480	$384	$16,686

Six months ended September 30, 2025	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$113,834	$75,551	$35,143	$16,093	$240,621
Adjustments(1)	11,939	(13,847)	615	1,293	—
Sales reviewed by the CODM	$125,773	$61,704	$35,758	$17,386	$240,621

Less:(2)
Cost of sales	67,776	32,930	20,454	10,391	131,551
Selling, general, and administrative expenses, adjusted(3)	29,060	10,869	10,446	5,743	56,118
Segment profit	$28,937	$17,905	$4,858	$1,252	$52,952

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(1,141)
Depreciation and amortization					(11,471)
Other unallocated enterprise expense(4)					(7,034)
Interest expense, net					(3,983)
Other income/(expense)					1,698
Income before provision for income taxes					$31,021

Supplementary data:	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$21,405	$8,888	$1,346	$1,203	$32,842

Six months ended September 30, 2024	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$118,848	$75,216	$16,870	$18,840	$229,774
Adjustments(1)	6,502	(8,044)	1,157	385	—
Sales reviewed by the CODM	$125,351	$67,172	$18,027	$19,224	$229,774

Less:(2)
Cost of sales	67,107	39,195	9,642	12,456	128,400
Selling, general, and administrative expenses, adjusted(3)	29,598	10,289	8,340	5,281	53,508
Segment profit	$28,646	$17,688	$45	$1,487	$47,866

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(537)
Depreciation and amortization					(11,137)
Other unallocated enterprise expense(4)					(7,254)
Interest expense, net					(5,637)
Other income/(expense)					706
Income before provision for income taxes					$24,007

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$23,410	$7,068	$897	$815	$32,190

	September 30, 2025	September 30, 2024
Capital expenditures by reportable segment
United States and Latin America	$3,226	$2,248
Canada	1,660	3,318
Europe, Middle East and Africa	430	61
Asia-Pacific	169	158
	$5,485	$5,785

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended September 30, 2025 and 2024 to help provide an understanding of our financial condition, changes in our financial condition, and results of our operations. In this quarterly report, we refer to the three month periods ended September 30, 2025 and 2024 as "Interim 2026" and "Interim 2025," respectively and the six month periods ended September 30, 2025 and 2024 as "YTD 2026" and "YTD 2025." The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Business Overview and Company History
Thermon is a diversified industrial technology company and a global leader in industrial process heating, temperature maintenance, environmental monitoring, and temporary power distribution solutions. We deliver engineered solutions that enhance operational awareness, safety, reliability, and efficiency to deliver the lowest total cost of ownership.
Thermon offers over 250 products, software and services across multiple brands, providing a range of offerings from boilers, transportation heaters, and liquid load banks to tubing bundles and heat trace. Our advanced technologies and expertise are essential to safeguarding the operational resilience of critical infrastructure. From the relentless demands of chemical plants and the intricate networks of rail and transit to the vital pulse of power generation, we innovate solutions that ensure optimal operation, protect critical assets, and maximize efficiency.
We care deeply about the success of our customers, the well-being of our people, and the reliability of every product we design. This drives our unwavering commitment to safety and integrity in everything we do. Through collaboration, we unite a rich legacy of expertise with a trusted global team, partnering side-by-side with our customers.
Revenue.  During YTD 2026 and YTD 2025, approximately 44% and 50%, respectively, of our revenues were generated from outside of the United States. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point-in-time occurs based on when control transfers to the customer and is generally related to our product sales. Revenue recognized over time occurs on our projects where engineering, manufactured materials, or installation services, or a combination of the three, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination thereof, to the customer.
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA"), and (iv) Asia-Pacific ("APAC").
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders received from customers, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large construction projects. Our backlog at September 30, 2025, was $251.3 million, as compared to $240.3 million at March 31, 2025. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
We tend to experience lower margins from our design optimization, engineering, installation and maintenance services, which are typically large projects tied to our customers' capital expenditure budgets and are comprised of more than $0.5 million in total revenue. For clarity, we will refer to these as "Over time large projects." Our results of operations in recent years have been impacted by the various construction phases of Over time large projects. We are typically designated as the heating solutions provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heating solutions throughout the overall project. Our largest projects may generate revenue for several quarters. In the early stages of an Over time large project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heating products, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heating solutions, which we frequently outsource from third-party manufacturers.
Projects that do not require installation and maintenance services are typically smaller in size and representative of maintenance, repairs and small upgrades necessary to improve efficiency and uptime. These small projects are often tied to our customers operating expense budgets, are generally less than $0.5 million in total revenue, and have relatively higher profit margins. We refer to such projects as "Over time small projects."
The most profitable of our sales are derived from selling our heating products for which we recognize revenue at a point in time. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.
We estimate that Point in time and Over time revenues have each contributed the following as a percentage of total revenue in the periods listed:

	Three Months Ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Point in time	71%	72%	71%	69%
Over time:	29%	28%	29%	31%
Small projects	10%	13%	12%	16%
Large projects	19%	15%	17%	15%
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
Recent Developments
We have continued to monitor the evolving global trade environment and its potential impact on our operations. In the three and six months ended September 30, 2025, we incurred approximately $0.7 million and $1.6 million, respectively, in incremental direct tariff costs. While tariffs remain a factor in our cost structure, the overall financial impact has been lower than initially anticipated.
To proactively manage both direct and indirect tariff-related costs, we have implemented several mitigation strategies. These include price adjustments to reflect the higher cost environment, optimization of our global manufacturing footprint, and strategic reconfiguration of our supply chain. We remain committed to closely monitoring trade developments and adapting our operations to minimize disruption and preserve margin performance.
On July 24, 2025, we entered into an amendment to our existing Credit Agreement to modify certain terms of our debt facility in alignment with our long-term strategic initiatives.
We continue to execute on our disciplined capital allocation strategy, which includes driving growth through investments in our technology and people, prioritizing inorganic growth opportunities with strategic fit that can exceed the weighted-average cost of capital by year three and be accretive to earnings per share in year one, returning capital to our shareholders through our share repurchase program and paying down our long-term debt while managing within our targeted leverage ratio.

Results of Operations - Three-month periods ended September 30, 2025 and 2024
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended September 30,		Change
	2025	2024	$	%
Condensed Consolidated Statements of Operations:
Sales	$131,723	$114,648	$17,075	15%
Cost of sales	70,647	63,736	6,911	11%
Gross profit	61,076	50,912	10,164	20%
Operating expenses:
Selling, general and administrative expenses	35,508	31,259	4,249	14%
Deferred compensation plan expense/(income)	486	434	52	12%
Amortization of intangible assets	3,502	3,402	100	3%
Restructuring and other charges/(income)	—	614	(614)	(100)%
Income from operations	21,580	15,203	6,377	42%
Other income/(expenses):
Interest expense, net	(2,022)	(2,790)	768	(28)%
Other income/(expense)	456	563	(107)	(19)%
Income before provision for income taxes	20,014	12,976	7,038	54%
Income tax expense	5,060	3,482	1,578	45%
Net income	$14,954	$9,494	$5,460	58%

As a percent of sales:			Change in basis points
Gross profit	46.4%	44.4%	200 bps
Selling, general and administrative expenses	27.0%	27.3%	-30 bps
Income from operations	16.4%	13.3%	310 bps
Net income	11.4%	8.3%	310 bps

Effective tax rate	25.3%	26.8%	-150 bps
Three Months Ended September 30, 2025 (“Interim 2026”) Compared to the Three Months Ended September 30, 2024 (“Interim 2025”)
Sales. Our Interim 2026 results benefitted from increased demand, the contribution from F.A.T.I., as well as realization of revenues that were pushed out of the first fiscal quarter due to delayed backlog conversion. The increase was driven by greater Point in time or "product" sales, which rose $11.2 million or 13.6% year-over-year to $93.5 million, representing 71% of total sales. Over time or "project" sales also contributed meaningfully, increasing $5.9 year-over-year or 18.1% to $38.2 million. The Company’s fiscal 2025 acquisition, F.A.T.I., added $6.9 million in point in time revenue during the quarter. Absent F.A.T.I., total sales increased $10.2 million or 8.9% in Interim 2026 as compared to Interim 2025.
Separately, we experienced growth across most geographic segments. Projects activity was up in all segments but much more pronounced in US-LAM and EMEA. Revenue for the US-LAM segment rose 8.4% to $63.8 million, with Point in time revenue up 1.8% and Over time revenue up 29.0%. Canada delivered 9.6% revenue growth to $40.4 million, with Point in time revenue up 11.5% and Over time revenue up 4.8%. EMEA posted the strongest growth, with revenue doubling to $18.1 million, up 100.0% year-over-year, thanks to the contribution from F.A.T.I. APAC declined 4.1% to $9.5 million, with Point in time revenue down 7.8% and Over time revenue up 2.4%. APAC overall is down due to lingering uncertainty around global trade policies with China.
Separately, foreign exchange rates positively impacted revenues in Interim 2026 by approximately $0.2 million, net, as the U.S. dollar weakened on average in the period relative to our other primary operating currencies.
Refer to the "Overview" section above for definitions of Point in time and Over time revenue.

Gross profit and margin. Gross profit increased in Interim 2026 compared to Interim 2025 due to an increase in the throughput of our manufacturing operations, disciplined cost control, including tariff mitigation measures, and pricing benefits. This led to an expansion of margins in both project and product sales.
Selling, general and administrative expenses. The increase in SG&A expenses in Interim 2026 was driven by incremental expenses from F.A.T.I., investments in our growth initiatives, which includes compensation-related expenses. These were partially offset by disciplined cost management. SG&A as a percent of sales was 27.0% in Interim 2026, slightly lower than 27.3% in Interim 2025.
Deferred compensation plan expense/(income). The change in deferred compensation plan expense/(income) in Interim 2026 is attributable to market fluctuations in the underlying balances owed to employees as compared to Interim 2025. To note, this compensation plan expense/(income) is materially offset in other income/(expense) where the Company records market gains/(losses) on the related investment assets. Refer to Note 3, "Fair Value Measurements," for more information.
Amortization of intangible assets. Amortization of intangible assets in Interim 2026 increased when compared to Interim 2025 primarily related to intangibles assets associated with our recent acquisition. Refer to Note 2, "Acquisition" for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) were zero in Interim 2026 and $0.6 million in Interim 2025 related to a reduction in force plan as well as a consolidation of production lines from the Denver manufacturing facility to the San Marcos, Texas manufacturing facility as part of certain cost-cutting measures and operational excellence efforts.. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Interest expense, net. The decrease in interest expense is primarily due to a lower average outstanding principal balance of $139.5 million during Interim 2026 versus $167.4 million in Interim 2025 as well as relatively lower interest rates, 5.76% versus 6.75%. See Note 9, "Debt," for additional information on our outstanding debt.
Other income/(expense). The decrease in Other income/(expense) in Interim 2026 is mainly attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income tax expense. Our effective tax rate was 25.3% and 26.8% in Interim 2026 and Interim 2025, respectively. Interim 2026 tax expense was lower due to a shift in earnings to lower tax jurisdictions. Refer to Note 12, “Income Taxes,” for additional detail.

Results of Operations - Six-month periods ended September 30, 2025 and 2024
The following table sets forth our unaudited condensed consolidated statements of operations for the six months ended September 30, 2025 and 2024, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Six Months Ended September 30,		Change
	2025	2024	$	%
Condensed Consolidated Statements of Operations:
Sales	$240,621	$229,774	$10,847	5%
Cost of sales	131,500	128,430	3,070	2%
Gross profit	109,121	101,344	7,777	8%
Operating expenses:
Selling, general and administrative expenses	67,683	62,347	5,336	9%
Deferred compensation plan expense	1,141	537	604	112%
Amortization of intangible assets	6,991	6,799	192	3%
Restructuring and other charges/(income)	—	2,723	(2,723)	(100)%
Income from operations	33,306	28,938	4,368	15%
Other income/(expenses):
Interest expense, net	(3,983)	(5,637)	1,654	(29)%
Other income/(expense)	1,698	706	992	141%
Income before provision for income taxes	31,021	24,007	7,014	29%
Income tax expense	7,486	6,002	1,484	25%
Net income	$23,535	$18,005	$5,530	31%

As a percent of sales:			Change in basis points
Gross profit	45.3%	44.1%	120 bps
Selling, general and administrative expenses	28.1%	27.1%	100 bps
Income from operations	13.8%	12.6%	120 bps
Net income	9.8%	7.8%	200 bps

Effective tax rate	24.1%	25.0%	-90 bps
Six Months Ended September 30, 2025 (“YTD 2026”) Compared to the Six Months Ended September 30, 2024 (“YTD 2025”)
Sales. Our YTD 2026 results benefitted from improving demand in Interim 2026, the contribution from F.A.T.I., and strong pricing actions. However, market uncertainty related to tariffs weighed on consumer demand in our first quarter and continued to impact customer capex decisions. The Company’s fiscal 2025 acquisition, F.A.T.I., added a commendable $13.7 million in revenue during YTD 2026. Point in time or "product" sales, which rose $12.7 million or 8.0% year-over-year to $171.8 million, represented 71% of total sales. On the contrary, Over time or "project" sales were down $1.9 year-over-year or 2.7% to $68.8 million. Absent F.A.T.I., global sales contracted slightly by $2.8 million or 1.2%.
Segment performance was mixed. EMEA delivered strong growth, with revenue more than doubling from $16.9 million to $35.1 million, up 108.3% year-over-year, supported by both organic expansion and acquisition-related volume. Canada posted a modest increase of 0.4% to $75.6 million, as a 10.0% increase in Point in time revenue more than offset a 16.5% decline in over-time revenue, which was impacted by reduced activity in large customer projects. US-LAM revenue declined 4.2% to $113.8 million, with Point in time revenue down 6.5%, while over-time revenue increased 2.7% on improved project activity. APAC revenue decreased 14.6% to $16.1 million, with declines in both Point in time and over-time revenue due to lingering uncertainty around global trade policies, particularly with China.
In YTD 2026, approximately 73% of our total revenue was derived from non-oil and gas sources, reflecting continued progress in our diversification strategy and increased demand across industrial, commercial, and other end markets.

Finally, foreign exchange rates positively impacted revenues in YTD 2026 by approximately $0.6 million, net, as the U.S. dollar strengthened on average over the period relative to our other primary operating currencies.
Refer to the "Overview" section above for definitions of Point in time and Over time revenue.
Gross profit and margin. Gross profit increased $7.8 million on higher sales volume and pricing actions. The improved gross margin is due to greater throughput in our plants, a slight shift in revenue mix toward relatively more profitable product sales, plus the impacts of prudent cost management and pricing efforts.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.3 million or 9% in YTD 2026 compared to YTD 2025 driven mainly by expenses related to the F.A.T.I. Acquisition as well as investments in our strategic growth initiatives, which includes compensation-related expenses, partially offset by disciplined cost management. SG&A as a percent of sales increased 100 bps.
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
Interest expense, net. Interest expense, net decreased in YTD 2026 as compared to YTD 2025 due primarily to a lower average debt balance ($139.3 million in YTD 2026 versus $169.1 million in YTD 2025) as well as a lower average interest rate of 5.79% versus 6.87%. Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income. The change in Other income in YTD 2026 is primarily attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense as noted above.
    Income taxes. Our effective tax rate was 24.1% and 25.0% in YTD 2026 and YTD 2025, respectively. The Company's effective tax rate was impacted by discrete tax items such as the benefit from the release of a valuation reserve on foreign tax credits that we expect to receive and the benefit from realized stock compensation in excess of the estimate. Refer to Note 12, “Income Taxes,” for additional detail.
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
At September 30, 2025, we had $29.7 million in cash and cash equivalents and $99.4 million in available borrowing capacity under our Revolving Credit Facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $6.6 million, or 22%, of these amounts were held in domestic accounts with various institutions and approximately $23.1 million, or 78%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this quarterly report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our Revolving Credit Facility, we will be able to meet our liquidity needs for the next 12 months and the foreseeable future. We had $14.7 million outstanding on our Revolving Credit Facility at September 30, 2025.
We expect our capital expenditures to be approximately 2.5% to 3.0% of revenue in fiscal 2026. We expect to pay $6.3 million in principal payments on our long-term debt in the next 12 months. Also, we are contractually obligated for $3.8 million related to our leased assets. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $3.3 million, mostly related to long-term information technology contracts, of which $2.8 million is due within the next 12 months.
Discussion and Analysis of Cash Flows

	Six months ended September 30,
	2025	2024	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$18,167	$21,221	$(3,054)
Investing activities	(5,404)	(5,749)	345
Financing activities	(19,481)	(13,659)	(5,822)

Free Cash Flow:(1)
Cash provided by operating activities	$18,167	$21,221	$(3,054)
Less: Cash used for purchases of property, plant, and equipment	(5,485)	(5,785)	300
Free Cash Flow	$12,682	$15,436	$(2,754)
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
Operating Cash Flows
Operating cash flows decreased in YTD 2026 as compared to YTD 2025 primarily due to greater investments in working capital and other operating assets and liabilities of $9.2 million. More specifically, the Company began building inventory in preparation for the upcoming heating season at a higher rate than YTD 2025, and secured certain materials in advance of impending tariffs. This increase in inventory was partially offset by an increase in activity related to accounts payable. Separately, the change in non-cash items, such as depreciation and amortization and stock compensation expense, contributed to a source of operating cash flows in YTD 2026 by $0.8 million.
Investing Cash Flows

Cash used in investing activities decreased in YTD 2026 as compared to YTD 2025 primarily due to lower capital expenditures in YTD 2026 than YTD 2025.
Financing Cash Flows
Cash used in financing activities increased in YTD 2026 versus YTD 2025 primarily due to comparatively higher share repurchases in YTD 2026, partially offset by comparatively higher proceeds from net borrowing in YTD 2026.
Credit Facilities
On July 24, 2025, Thermon entered into a new credit agreement with JPMorgan Chase and a group of lenders. This agreement updates and replaces the prior credit facility from 2021 and includes Thermon Group Holdings, Thermon Holding Corp., Thermon Canada Inc., and Thermon Europe B.V. as participating borrowers and guarantors. Refer to Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report for additional information regarding our new credit agreement and credit facilities. There is no material uncertainty about our ongoing ability to comply with our credit agreement covenants.
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
Free Cash Flow totaled $12.7 million for YTD 2026 as compared to $15.4 million for YTD 2025, the drivers of which are explained above.
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
We are currently evaluating the impact of the recently issued Financial Accounting Standards Board Accounting Standards Update (ASU) 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” on our financial statements. This ASU introduces a practical expedient and an accounting policy election designed to simplify the estimation of credit losses for current accounts receivable and contract assets arising from transactions accounted for under Topic 606. We do not anticipate that this ASU will have a material impact on our financial statements when adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 44% of our YTD 2026 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2026, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $1.4 million for YTD 2026. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $1.7 million for YTD 2026. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.5 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.6 million increase in net income for YTD 2026.
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
As of September 30, 2025, we had approximately $14.6 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were positively impacted by $0.6 million in YTD 2026 when compared to foreign exchange translation rates that were in effect in YTD 2025. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $12.1 million and $1.7 million in YTD 2026 and YTD 2025, respectively. The current year changes are due to the weakening of the U.S. dollar relative to the Company's other primary operating currencies in YTD 2026. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).
    Interest rate risk. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR rate. As of September 30, 2025, we had $125.0 million of outstanding principal under our Term Loan Facilities and $14.7 million in outstanding borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on September 30, 2025 were 5.66% for the U.S. Term Loan Facility and 5.66% for the Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.4 million increase or decrease, as applicable, in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended September 30, 2025. Information relating to the Company’s purchases of its common stock during the three months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs
July 2025	—	$—	—
August 2025	196,557	25.45	196,557
September 2025	39,870	25.18	39,870
Total	236,427	$25.38	236,427
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
During the three months ended September 30, 2025, we purchased 236,427 shares at a weighted average price of $25.38. As of September 30, 2025, we have $38.5 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
See Exhibit Index below for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amended and Restated Credit Agreement, dated as of July 24, 2025, by and among Thermon Group Holdings, Inc., Thermon Holding Corp., Thermon Canada Inc., Thermon Europe B.V., the several lenders from time to time parties thereto, the Toronto-Dominion Bank, Wells Fargo Bank, National Association, and Fifth Third Bank, National Association and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on July 29, 2025

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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: November 6, 2025	By:	/s/ Jan L. Schott
	Name:	Jan L. Schott
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

THERMON GROUP HOLDINGS, INC. (registrant)
By:	/s/ Greg Lucas
Name:	Greg Lucas
Title:	Vice President, Chief Accounting Officer (Principal Accounting Officer)