Form 10-Q
period 2025-12-31
Thermon Group Holdings, Inc.
filed 2026-02-05
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 4, 2026, the registrant had 32,848,372 shares of common stock, par value $0.001 per share, outstanding.

THERMON GROUP HOLDINGS, INC.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2025

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Thermon Group Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,858	$39,537
Accounts receivable, net of allowances of $1,082 and $1,230 as of December 31, 2025 and March 31, 2025, respectively	111,884	109,830
Inventories, net	116,987	88,980
Contract assets	25,101	19,188
Prepaid expenses and other current assets	19,787	16,526
Income tax receivable	—	231
Total current assets	$320,617	$274,292
Property, plant and equipment, net of depreciation and amortization of $80,648 and $75,773 as of December 31, 2025 and March 31, 2025, respectively	79,489	72,824
Goodwill	271,388	264,331
Intangible assets, net	107,368	115,283
Operating lease right-of-use assets	15,623	11,192
Deferred income taxes	1,694	895
Other non-current assets	20,522	16,635
Total assets	$816,701	$755,452
Liabilities
Current liabilities:
Accounts payable	$38,887	$31,185
Accrued liabilities	34,435	35,788
Current portion of long-term debt	7,031	18,000
Contract liabilities	19,243	19,604
Lease liabilities	4,657	4,023
Income taxes payable	6,351	4,063
Total current liabilities	$110,604	$112,663
Borrowings under revolving credit facility	19,700	—
Long-term debt, net	115,823	120,366
Deferred income taxes	9,292	9,756
Non-current lease liabilities	12,971	9,299
Other non-current liabilities	9,609	8,053
Total liabilities	$277,999	$260,137
Commitments and contingencies (Note 10)
Equity
Common stock: $0.001 par value; 150,000,000 shares authorized; 34,148,233 issued and 32,845,065 outstanding at December 31, 2025, and 33,945,413 issued and 33,243,370 outstanding at March 31, 2025	$33	$33
Preferred stock: $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid in capital	248,080	246,201
Treasury stock	(36,162)	(20,388)
Accumulated other comprehensive loss	(57,373)	(72,829)
Retained earnings	384,124	342,298
Total equity	$538,702	$495,315
Total liabilities and equity	$816,701	$755,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Sales	$147,310	$134,353	$387,931	$364,127
Cost of sales	78,659	72,232	210,159	200,662
Gross profit	68,651	62,121	177,772	163,465
Operating expenses:
Selling, general and administrative expenses	38,305	34,123	105,988	96,470
Deferred compensation plan expense/(income)	213	(122)	1,354	415
Amortization of intangible assets	3,480	3,463	10,471	10,262
Restructuring and other charges/(income)	—	(3,029)	—	(306)
Income from operations	26,653	27,686	59,959	56,624
Other income/(expenses):
Interest expense, net	(2,161)	(2,535)	(6,144)	(8,172)
Other income/(expense)	132	(126)	1,830	580
Income before provision for income taxes	24,624	25,025	55,645	49,032
Income tax expense	6,333	6,486	13,819	12,488
Net income	$18,291	$18,539	$41,826	$36,544
Comprehensive income/(loss):
Net income	$18,291	$18,539	$41,826	$36,544
Foreign currency translation adjustment	3,388	(19,999)	15,456	(18,291)
Other miscellaneous income/(expense)	—	116	—	78
Comprehensive income/(loss)	$21,679	$(1,344)	$57,282	$18,331
Net income per common share:
Basic	$0.56	$0.55	$1.28	$1.08
Diluted	$0.55	$0.54	$1.27	$1.07
Weighted-average shares used in computing net income per common share:
Basic	32,841,651	33,709,174	32,758,796	33,753,085
Diluted	33,183,163	34,091,732	32,990,860	34,089,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2025	33,243,370	$33	$246,201	$(20,388)	$342,298	$(72,829)	$495,315
Issuance of common stock as deferred compensation to employees	75,380	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	100,933	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,058	—	—	—	—	—	—
Stock compensation expense	—	—	1,482	—	—	—	1,482
Repurchase of employee stock units on vesting	—	—	(3,336)	—	—	—	(3,336)
Repurchase of shares under authorized program	(364,698)	—	—	(9,767)	—	—	(9,767)
Net income	—	—	—	—	8,581	—	8,581
Foreign currency translation adjustment	—	—	—	—	—	17,034	17,034
Other	—	—	1	—	—	—	1
Balances at June 30, 2025	33,060,043	$33	$244,348	$(30,155)	$350,879	$(55,795)	$509,310
Issuance of common stock in exercise of stock options	5,074	—	72	—	—	—	72
Issuance of common stock as deferred compensation to employees	1,365	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	4,980	—	—	—	—	—	—
Stock compensation expense	—	—	1,883	—	—	—	1,883
Repurchase of employee stock units on vesting	—	—	(16)	—	—	—	(16)
Repurchase of shares under authorized program	(236,427)	—	—	(6,007)	—	—	(6,007)
Net income	—	—	—	—	14,954	—	14,954
Foreign currency translation adjustment	—	—	—	—	—	(4,966)	(4,966)
Balances at September 30, 2025	32,835,035	$33	$246,287	$(36,162)	$365,833	$(60,761)	$515,230
Issuance of common stock as deferred compensation to employees	693	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	4,297	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,040	—	—	—	—	—	—
Stock compensation expense	—	—	1,838	—	—	—	1,838
Repurchase of employee stock units on vesting	—	—	(46)	—	—	—	(46)
Net income	—	—	—	—	18,291	—	18,291
Foreign currency translation adjustment	—	—	—	—	—	3,388	3,388
Other	—	—	1	—	—	—	1
Balances at December 31, 2025	32,845,065	$33	$248,080	$(36,162)	$384,124	$(57,373)	$538,702

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock as deferred compensation to employees	56,614	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	7,241	—	—	—	—	—	—
Stock compensation expense	—	—	1,065	—	—	—	1,065
Repurchase of employee stock units on vesting	—	—	(2,995)	—	—	—	(2,995)
Repurchase of shares under authorized program	(49,341)	—	—	(1,579)	—	—	(1,579)
Net income	—	—	—	—	8,511	—	8,511
Foreign currency translation adjustment	—	—	—	—	—	(3,879)	(3,879)
Other	—	—	1		—	(31)	(30)
Balances at June 30, 2024	33,824,521	$34	$241,626	$(1,829)	$297,294	$(61,145)	$475,980
Issuance of common stock as deferred compensation to employees	924	—	—	—	—	—	—
Issuance of common stock as deferred compensation to directors	5,586	—	—	—	—	—	—
Stock compensation expense	—	—	1,511	—	—	—	1,511
Repurchase of employee stock units on vesting	—	—	(18)	—	—	—	(18)
Repurchase of shares under authorized program	(75,752)	—	—	(2,260)	—	—	(2,260)
Net income	—	—	—	—	9,494	—	9,494
Foreign currency translation adjustment	—	—	—	—	—	5,587	5,587
Other	—	—	—	—	—	(7)	(7)
Balances at September 30, 2024	33,755,279	$34	$243,119	$(4,089)	$306,788	$(55,565)	$490,287
Issuance of common stock in exercise of stock options	33,753	—	632	—	—	—	$632
Issuance of common stock as deferred compensation to executive officers	911	—	—	—	—	—	$—
Issuance of common stock as deferred compensation to directors	4,025	—	—	—	—	—	$—
Stock compensation expense	—	—	1,470	—	—	—	$1,470
Repurchase of employee stock units on vesting	—	—	(10)	—	—	—	$(10)
Repurchase of shares under authorized program	(85,763)	—	—	(2,351)	—	—	$(2,351)
Net income	—	—	—	—	18,539	—	$18,539
Foreign currency translation adjustment	—	—	—	—	—	(19,999)	$(19,999)
Other	—	—	—	—	1	116	$117
Balances at December 31, 2024	33,708,205	$34	$245,211	$(6,440)	$325,328	$(75,448)	$488,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Thermon Group Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Operating activities
Net income	$41,826	$36,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,173	16,761
Amortization of deferred debt issuance costs	342	369
Stock compensation expense	5,203	4,046
Deferred income taxes	(1,945)	(2,277)
Remeasurement (gain)/loss on intercompany balances	(386)	937
Changes in operating assets and liabilities:
Accounts receivable	1,578	(9,703)
Inventories	(25,914)	(4,494)
Contract assets and liabilities	(6,281)	(2,117)
Other current and non-current assets	(3,224)	(10,448)
Accounts payable	6,060	(2,437)
Accrued liabilities and non-current liabilities	(647)	261
Income taxes payable and receivable	2,364	3,618
Net cash provided by operating activities	$36,149	$31,060
Investing activities
Purchases of property, plant and equipment	(10,404)	(7,178)
Sale of property, plant and equipment	22	5,759
Sale of rental equipment	507	63
Cash paid for acquisitions, net of cash acquired	—	(9,963)
Net cash used in investing activities	$(9,875)	$(11,319)
Financing activities
Proceeds from revolving credit facility	36,711	5,000
Payments on revolving credit facility	(17,011)	(10,000)
Proceeds from long-term debt	125,000	—
Payments on long-term debt	(140,438)	(14,125)
Issuance costs associated with revolving line of credit and long-term debt	(628)	—
Proceeds from option exercises	—	632
Repurchase of employee stock units on vesting	(3,398)	(3,022)
Repurchase of shares under authorized program	(15,774)	(6,189)
Payments on finance leases	(182)	(118)
Net cash used in financing activities	$(15,720)	$(27,822)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	621	(1,770)
Change in cash, cash equivalents and restricted cash	11,175	(9,851)
Cash, cash equivalents and restricted cash at beginning of period	41,422	50,431
Cash, cash equivalents and restricted cash at end of period	$52,597	$40,580

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
Our condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required for full annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025 ("fiscal 2025"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary to present fairly our financial position at December 31, 2025 and March 31, 2025, and the results of our operations for the three and nine months ended December 31, 2025 and 2024. Certain reclassifications have been made to these condensed consolidated financial statements and accompanying footnotes to conform the presentation to the current fiscal year. Due to an amendment in our credit facility and our present outlook on the revolving debt repayment timeline, we have moved the borrowings from our revolving credit facility to the non-current section of the Condensed Consolidated Balance Sheets. Refer to Note 9, "Debt" for more information.
Summary of Significant Accounting Policies
Please refer to Note 1, "Organization and Summary of Significant Accounting Policies” in our consolidated financial statements from our fiscal 2025 Form 10-K, as filed with the SEC on May 22, 2025, for the discussion on our significant accounting policies.
Use of Estimates
Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based its assumptions and estimates on the facts and circumstances existing at December 31, 2025, actual results could differ from those estimates and affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the corresponding revenues and expenses as of the date of the financial statements. The operating results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2026 ("fiscal 2026").
Restricted Cash and Cash Equivalents
    The Company maintains certain restricted cash balances which are included in prepaid expenses and other current assets and represent amounts required to be set aside by a contractual agreement, which generally contain cash deposits pledged as collateral on bank guarantees, or is otherwise required to be restricted for standby letters of credit. At December 31, 2025 and March 31, 2025, our restricted cash balance totaled $5,738 and $1,885, respectively. Of the total restricted cash balance, $2,261 and $789 related to outstanding bank guarantees at December 31, 2025 and March 31, 2025.
Recent Accounting Pronouncements
Please refer to Note 1, "Organization and Summary of Significant Accounting Policies” of our Consolidated Financial Statements, from our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.
We are currently evaluating the impact of the recently issued Financial Accounting Standards Board Accounting Standards Update (ASU) 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” on our financial statements. This ASU introduces a practical expedient and an accounting policy election designed to simplify the estimation of credit losses for current accounts receivable and contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 will be required for fiscal 2027. We do not anticipate that this ASU will have a material impact on our financial statements when adopted.
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

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Sales	$147,310	$134,353	$387,931	$371,006
Net income	18,291	18,398	41,826	36,701
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
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At December 31, 2025 and March 31, 2025, no assets or liabilities were valued using Level 3 criteria, except for those acquired in our acquisition as discussed in Note 2, "Acquisition."
Information about our financial assets and liabilities is as follows:

	December 31, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$9,763	$9,763	$8,206	$8,206	Level 1 - Active Markets
Foreign currency contract forwards assets	21	21	1	1	Level 2 - Market Approach
Financial Liabilities:
Outstanding principal amount of senior secured credit facility	123,437	122,820	138,874	138,180	Level 2 - Market Approach
Deferred compensation plan liabilities	9,573	9,573	8,030	8,030	Level 1 - Active Markets
Foreign currency contract forwards liabilities	8	8	491	491	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	$19,700	$19,602	$—	$—	Level 2 - Market Approach
At December 31, 2025 and March 31, 2025, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
Additionally, we acquired certain assets and liabilities as disclosed in Note 2, "Acquisition" at fair value according to acquisition accounting.

Deferred Compensation Plan
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the condensed consolidated balance sheets at December 31, 2025 and March 31, 2025 were $9,763 and $8,206, respectively, of deferred compensation plan assets held by the Company. Deferred compensation plan assets (mutual funds) are measured at fair value on a recurring basis based on quoted market prices in active markets (Level 1). The Company has a corresponding liability to participants of $9,573 and $8,030 included in “Other non-current liabilities” in the condensed consolidated balance sheets at December 31, 2025 and March 31, 2025, respectively. Deferred compensation plan expense/(income) is included as such in the condensed consolidated statements of operations and comprehensive income/(loss), and therefore is excluded from "Selling, general and administrative expenses." Deferred compensation plan expense/(income) was $213 and $(122) for the three months ended December 31, 2025 and 2024, respectively, and $1,354 and $415 for the nine months ended December 31, 2025 and 2024, respectively. Expenses and income from our deferred compensation plan were mostly offset by unrealized gains and losses for the deferred compensation plan included in "Other income/expense" on our condensed consolidated statements of operations and comprehensive income/(loss). Our unrealized losses/(gains) on investments were $(226) and $96, for the three months ended December 31, 2025 and 2024, respectively, and $(1,368) and $(433) for the nine months ended December 31, 2025 and 2024, respectively.
Trade Related Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures arise from intercompany transactions as well as third party accounts receivable or payable that are denominated in foreign currencies. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in "Other income/(expense)" on our condensed consolidated statements of operations and comprehensive income/(loss). These gains and losses are designed to offset gains and losses resulting from settlement of receivables or payables by our foreign operations which are settled in currency other than the local transactional currency. The fair value is determined by quoted prices from active foreign currency markets (Level 2). Fair value amounts for such forward contracts on our condensed consolidated balance sheets are either classified as accounts receivable, net or accrued liabilities depending on whether the forward contract is in a gain (accounts receivable, net) or loss (accrued liabilities) position. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of December 31, 2025 and March 31, 2025, the notional amounts of forward contracts were as follows:

Notional amount of foreign currency forward contracts by currency
	December 31, 2025	March 31, 2025
Euro	$10,557	$10,280
Canadian Dollar	3,000	2,000
South Korean Won	—	2,500
Mexican Peso	500	2,000
Total notional amounts	$14,057	$16,780
In the three months ended December 31, 2025 and 2024, foreign currency gains or losses related to our forward contracts in the accompanying condensed consolidated statements of operations and comprehensive income/(loss) were gains of $171 and losses of $(154), respectively, and $(97) and $(209) for the nine months ended December 31, 2025 and 2024, respectively. Gains and losses from our forward contracts were offset by transaction gains or losses incurred with the settlement of transactions denominated in foreign currencies. In the three months ended December 31, 2025 and 2024, our net foreign currency transactions resulted in a loss of $(134) and a gain of $(55), respectively, and losses of $(226) and gains of $139 for the nine months ended December 31, 2025 and 2024, respectively.
4. Restructuring and Other Charges/(Income)
Fiscal 2025 charges
On April 8, 2024, we enacted certain cost-cutting measures, including a reduction-in-force plan, as well as a facility consolidation, that together affected 68 employees across our US-LAM and Canada reportable segments. Pursuant to the foregoing, we moved certain operations and equipment associated with our rail & transit business from our Denver, Colorado location to San Marcos, Texas, where we have an existing manufacturing and back-office presence. These efforts, in part, allowed the company to streamline certain operations, reduce its manufacturing footprint, and position itself for more profitable growth. These actions, including the sale of our Denver facility in the three months ended December 31, 2024, resulted in income of $(3,029) and $(306) in "Restructuring and other charges/(income)," for the three and nine months ended December 31, 2024.
Restructuring and other charges/(income) by reportable segment is as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
United States and Latin America	$—	$(3,029)	$—	$(1,700)
Canada	—	—	—	1,394
Europe, Middle East and Africa	—	—	—	—
Asia-Pacific	—	—	—	—
Restructuring and other charges/(income)	$—	$(3,029)	$—	$(306)
5. Net Income per Common Share
The reconciliations of the denominators used to calculate basic and diluted net income per common share for the three and nine months ended December 31, 2025 and 2024, respectively, are as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Basic net income per common share
Net income	$18,291	$18,539	$41,826	$36,544
Weighted-average common shares outstanding	32,841,651	33,709,174	32,758,796	33,753,085
Basic net income per common share	$0.56	$0.55	$1.28	$1.08

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Diluted net income per common share
Net income	$18,291	$18,539	$41,826	$36,544
Weighted-average common shares outstanding	32,841,651	33,709,174	32,758,796	33,753,085
Common share equivalents:
Stock options	20,181	27,072	19,386	27,784
Restricted and performance stock units	321,331	355,486	212,678	308,863
Weighted average shares outstanding – dilutive (1)	33,183,163	34,091,732	32,990,860	34,089,732
Diluted net income per common share	$0.55	$0.54	$1.27	$1.07
(1) For the three months ended December 31, 2025 and 2024, 1,674 and zero, respectively, were not included in the calculation of diluted net income per common share, as they would have had an anti-dilutive effect.
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
6. Inventories

Inventories consisted of the following:

	December 31, 2025	March 31, 2025
Raw materials	$76,516	$56,281
Work in process	15,831	12,424
Finished goods	29,347	23,562
Inventories, gross	121,694	92,267
Valuation reserves	(4,707)	(3,287)
Inventories, net	$116,987	$88,980
7. Goodwill and Other Intangible Assets
The carrying amount of goodwill by operating segment as of December 31, 2025, is as follows:

	United States and Latin America	Canada	Europe, Middle East and Africa	Asia-Pacific	Total
Balance as of March 31, 2025	$131,030	$106,477	$20,717	$6,107	$264,331
Goodwill acquired(1)	—	—	268	—	268
Foreign currency translation impact	—	5,017	1,757	15	6,789
Balance as of December 31, 2025	$131,030	$111,494	$22,742	$6,122	$271,388
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
Our total intangible assets consisted of the following:

	Gross Carrying Amount at December 31, 2025	Accumulated Amortization	Net Carrying Amount at December 31, 2025	Gross Carrying Amount at March 31, 2025	Accumulated Amortization	Net Carrying Amount at March 31, 2025
Products	$60,769	$(49,628)	$11,141	$58,034	$(43,042)	$14,992
Trademarks	55,141	(4,782)	50,359	53,882	(3,838)	50,044
Developed technology	30,419	(10,609)	19,810	29,982	(9,010)	20,972
Customer relationships	138,502	(113,240)	25,262	135,679	(107,380)	28,299
Certifications	433	—	433	421	—	421
Other	1,280	(917)	363	1,280	(725)	555
Total	$286,544	$(179,176)	$107,368	$279,278	$(163,995)	$115,283

8. Accrued Liabilities
Accrued current liabilities consisted of the following:

	December 31, 2025	March 31, 2025
Accrued employee compensation and related expenses	$22,334	$20,611
Warranty reserves	2,458	2,766
Professional fees	2,684	3,067
Sales taxes payable	2,888	3,201
Accrued litigation payable	674	1,006
Other[1]	3,397	5,137
Total accrued current liabilities	$34,435	$35,788
(1) - Included in Other in both periods presented above is $1,996 related to a dispute with a customer.
9. Debt
Long-term debt consisted of the following:

	December 31, 2025	March 31, 2025
U.S. Term Loan Facility due September 2026, net of deferred debt issuance costs of $126 as of March 31, 2025	$—	$60,873
Incremental Term Loan A due September 2026, net of deferred debt issuance costs of $382 as of March 31, 2025	—	77,493
Amended U.S. Term Loan Facility due July 2030, net of deferred debt issuance costs of $583 as of December 31, 2025	122,854	—
Total term debt	$122,854	$138,366
Less current portion	(7,031)	(18,000)
Long-term debt, net[1]	$115,823	$120,366
(1) Long-term debt, net does not include borrowings under our revolving credit facility of $19,700 and zero at December 31, 2025 and March 31, 2025, respectively. Borrowings under our revolving credit facility are classified in the non-current section of our Condensed Consolidated Balance Sheets.
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
Facilities.
•Revolving Credit Facility: A US $115.0 million five-year secured revolving credit facility made available in U.S. Dollars to the US Borrower, in Canadian Dollars to the Canadian Borrower, and in Euros to the Dutch Borrower, provided that drawings in Euros shall not exceed €20,000,000 in the aggregate (the “Revolving Credit Facility”). The Revolving Credit Facility includes sublimits for letters of credit and swingline loans.
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
    Guarantees. The Term Loan, the obligations of each of the Borrowers (including the Dutch Borrower) under the Revolving Credit Facility and the obligations of the Company and its subsidiaries under “Specified Swap Agreements,” “Specified Cash Management Agreements,” “Specified Bank Guarantees” and “Specified Bond Obligations” (in each case, as such terms are defined in the Credit Agreement) owed to any Lender or any affiliate thereof are all guaranteed by the Company, the US Borrower, all of the US Borrower’s current and future wholly owned domestic material subsidiaries (the “US Subsidiary Guarantors”), the Canadian Borrower and all of the Canadian Borrower’s wholly owned Canadian material subsidiaries, if any (the “Canadian Subsidiary Guarantors”). In addition, the obligations of the Dutch Borrower under the Revolving Credit Facility will also be guaranteed by each wholly owned material Dutch subsidiary of the Dutch Borrower, if any (the “Dutch Subsidiary Guarantors”).
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
In addition, on the last day of any period of four fiscal quarters ending on or after June 30, 2025, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of December 31, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.
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
    At December 31, 2025, we had $19,700 outstanding under the Revolving Credit Facility. We had $94,282 of available borrowing capacity thereunder after taking into account the borrowing base and $1,018 of outstanding letters of credit as of December 31, 2025. The Term Loans bear interest at the SOFR plus an applicable margin dictated by our leverage ratio (as described above). The interest rates on the Term Loan Facilities on December 31, 2025 were 5.42% for the U.S. Term Loan Facility and 5.38% for the Revolving Credit Facility. Interest expense has been presented net of interest income on our condensed consolidated statements of operations and comprehensive income/(loss).
10. Commitments and Contingencies
Legal Proceedings and Other Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of December 31, 2025, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 8, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
Letters of Credit, Bank Guarantees and Performance Bonds
The Company maintains letters of credit, bank guarantees, and performance bonds. Together, these totaled $14,101 at December 31, 2025, and are described further below.
We had $7,406 of outstanding letters of credit issued to customers. This amount includes $2,261 in cash‑secured bank guarantees, as described in Note 1, “Basis of Presentation.” The remaining balance consists of $1,018 in letters of credit that reduce the borrowing capacity under our Revolving Credit Facility and $4,127 in letters of credit that do not affect borrowing capacity and do not require restricted cash.
We had $6,696 of outstanding performance bonds primarily related to the Company's engineered solutions and related projects.
In addition to the $14,101 described above, our Indian subsidiary also had $4,038 of non‑collateralized customs bonds outstanding to support customs and duties obligations in India.
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
Disaggregation of revenues from contracts with customers for the three and nine months ended December 31, 2025 and 2024 are as follows:

	Three months ended December 31, 2025			Three months ended December 31, 2024
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$56,094	$17,509	$73,603	$51,108	$16,064	$67,172
Canada	29,226	14,924	44,150	33,506	10,030	43,536
Europe, Middle East and Africa	11,479	7,379	18,858	8,736	5,078	13,814
Asia-Pacific	5,511	5,188	10,699	6,212	3,619	9,831
Total revenues	$102,310	$45,000	$147,310	$99,562	$34,791	$134,353

	Nine months ended December 31, 2025			Nine months ended December 31, 2024
	Revenues recognized at point in time	Revenues recognized over time	Total	Revenues recognized at point in time	Revenues recognized over time	Total
United States and Latin America	$139,281	$48,156	$187,437	$140,122	$45,898	$186,020
Canada	82,075	37,626	119,701	81,547	37,205	118,752
Europe, Middle East and Africa	37,046	16,955	54,001	18,303	12,381	30,684
Asia-Pacific	15,689	11,103	26,792	18,635	10,036	28,671
Total revenues	$274,091	$113,840	$387,931	$258,607	$105,520	$364,127
Performance Obligations
    We have elected the practical expedient to disclose only the value of performance obligations for contracts with an original expected length of one year or more, which was $32,781 as of December 31, 2025. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within the next 12 months.
Contract Assets and Liabilities
    As of December 31, 2025 and March 31, 2025, contract assets were $25,101 and $19,188, respectively. As of December 31, 2025 and March 31, 2025, contract liabilities were $19,243 and $19,604, respectively. We typically recognize revenue associated with our contract liabilities within 12 months.
12. Income Taxes
For the nine months ended December 31, 2025 and 2024, our effective income tax rate was 24.8% and 25.5%, respectively. The effective tax rate was comparatively lower stemming from the impact of discrete tax items in the current year such as the benefit from the release of a valuation reserve on foreign tax credits that we expect to receive and the benefit from realized stock compensation in excess of the estimate.
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
As of December 31, 2025, the tax years for the fiscal years ended March 31, 2019 through March 31, 2024, remain open to examination by the major taxing jurisdictions of the United States and Canada.
The One Big Beautiful Bill Act ("OBBBA"), enacted into law on July 4, 2025, introduced significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025, (ii) immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (iii) an increase to the cap on the deductibility of business interest expense for taxable years starting after December 31, 2024.
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

Three Months Ended December 31, 2025	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$73,603	$44,150	$18,858	$10,699	$147,310
Adjustments(1)	2,456	(3,911)	190	1,265	—
Sales reviewed by the CODM	$76,059	$40,239	$19,048	$11,964	$147,310

Less:(2)
Cost of sales	40,435	19,946	11,625	6,653	78,659
Selling, general, and administrative expenses, adjusted(3)	17,847	6,803	5,773	2,888	33,311
Segment profit	$17,778	$13,490	$1,650	$2,422	$35,340

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(213)
Depreciation and amortization					(5,702)
Other unallocated enterprise expense(4)					(2,772)
Interest expense, net					(2,161)
Other income/(expense)					132
Income before provision for income taxes					$24,624

Supplementary data:	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$13,768	$5,599	$952	$952	$21,271
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

Three Months Ended December 31, 2024	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$67,172	$43,536	$13,814	$9,831	$134,353
Adjustments(1)	3,364	(3,703)	238	101	—
Sales reviewed by the CODM	$70,536	$39,833	$14,052	$9,932	$134,353

Less:(2)
Cost of sales	36,741	21,080	8,657	5,754	72,232
Selling, general, and administrative expenses, adjusted(3)	18,202	6,667	4,922	2,907	32,698
Segment profit	$15,593	$12,086	$473	$1,271	$29,423

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$122
Depreciation and amortization					(5,622)
Other unallocated enterprise expense(4)					3,763
Interest expense, net					(2,535)
Other income/(expense)					(126)
Income before provision for income taxes					$25,025

Supplementary data:	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$14,044	$4,311	$183	$640	$19,178

Nine months ended December 31, 2025	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$187,437	$119,701	$54,001	$26,792	$387,931
Adjustments(1)	14,395	(17,759)	806	2,558	—
Sales reviewed by the CODM	$201,832	$101,942	$54,807	$29,350	$387,931

Less:(2)
Cost of sales	108,160	52,876	32,079	17,044	210,159
Selling, general, and administrative expenses, adjusted(3)	46,907	17,672	16,219	8,631	89,429
Segment profit	$46,765	$31,394	$6,509	$3,675	$88,343

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(1,354)
Depreciation and amortization					(17,173)
Other unallocated enterprise expense(4)					(9,857)
Interest expense, net					(6,144)
Other income/(expense)					1,830
Income before provision for income taxes					$55,645

Supplementary data:	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$35,173	$14,487	$2,299	$2,155	$54,114

Nine months ended December 31, 2024	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$186,020	$118,752	$30,684	$28,671	$364,127
Adjustments(1)	9,866	(11,747)	1,395	486	—
Sales reviewed by the CODM	$195,886	$107,005	$32,079	$29,157	$364,127

Less:(2)
Cost of sales	103,879	60,275	18,299	18,209	200,662
Selling, general, and administrative expenses, adjusted(3)	47,801	16,956	13,262	8,187	86,206
Segment profit	$44,206	$29,774	$518	$2,761	$77,259

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(415)
Depreciation and amortization					(16,761)
Other unallocated enterprise expense(4)					(3,459)
Interest expense, net					(8,172)
Other income/(expense)					580
Income before provision for income taxes					$49,032

Supplementary data:	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$37,454	$11,379	$1,080	$1,455	$51,368

Capital expenditures by reportable segment	Nine months ended December 31, 2025	Nine months ended December 31, 2024

United States and Latin America	$5,053	$2,815
Canada	4,137	3,963
Europe, Middle East and Africa	1,012	95
Asia-Pacific	202	305
	$10,404	$7,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Special Note Regarding Forward-Looking Statements
Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2025 and 2024 to help provide an understanding of our financial condition, changes in our financial condition, and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2025 and 2024 as "Interim 2026" and "Interim 2025," respectively and the nine month periods ended December 31, 2025 and 2024 as "YTD 2026" and "YTD 2025." The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes included in Item 1 above.
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
Revenue.  During YTD 2026 and YTD 2025, approximately 52% and 50%, respectively, of our revenues were generated from outside of the United States. Our revenues are derived from providing customers with a full suite of innovative and reliable process heating solutions, including advanced heating and filtration solutions for industrial and hazardous area applications. Revenue recognized at a point-in-time occurs based on when control transfers to the customer and is generally related to our product sales. Revenue recognized over time occurs on our projects where engineering, manufactured materials, or installation services, or a combination of the three, are required. We recognize revenue related to such projects in a systematic way that reflects the transfer of goods or services, or a combination thereof, to the customer.
We maintain four reportable segments based on four geographic countries or regions in which we operate: (i) United States and Latin America ("US-LAM"), (ii) Canada, (iii) Europe, Middle East and Africa ("EMEA"), and (iv) Asia-Pacific ("APAC").
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders received from customers, provides us with visibility into our future revenue. Historically we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large construction projects. Our backlog at December 31, 2025, was $259.4 million, as compared to $240.3 million at March 31, 2025. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
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
We estimate that Point in time and Over time revenues have each contributed the following as a percentage of total revenue in the periods listed:

	Three Months Ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Point in time	69%	74%	71%	71%
Over time:	31%	26%	29%	29%
Small projects	14%	12%	12%	14%
Large projects	17%	14%	17%	15%
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
Recent Developments
We have continued to monitor the evolving global trade environment and its potential impact on our operations. In the three and nine months ended December 31, 2025, we incurred approximately $0.5 million and $2.1 million, respectively, in incremental direct tariff costs. While tariffs remain a factor in our cost structure, the overall financial impact has been lower than initially anticipated.
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
We believe that the unprecedented investments in the data center market necessary to support the rapid growth of Artificial Intelligence ("AI") present a unique and emerging growth opportunity for Thermon. According to an independent study, the global load bank market was roughly $280 million in 2024 with growth projections to $445 million in 2032 representing a 4.8% compound annual growth rate. With the advent of AI and liquid cooled data centers, the demand for liquid load banks to provide both thermal and electrical loads to test critical cooling systems and power infrastructure has rapidly grown. Based upon management estimates, we believe the current market opportunity for liquid load banks will grow from an estimated $84 million in 2024 to $386 million in 2032, which represents a compounded annual growth rate of 21%. To serve this growing market, Thermon launched the new Pontus and Poseidon liquid load banks. As datacenters shift from air to liquid cooling, we believe that the opportunity for Thermon legacy solutions like electric heat tracing, environmental heaters, immersion heaters, tubing bundles, and removable heat blankets grows accordingly. During the quarter, Thermon advanced its data center strategy with the launch of its Poseidon and Pontus liquid‑cooled load bank products, supported by completed prototype builds and active customer demonstrations. We also secured and shipped our first orders in the three months ended December 31, 2025, as quote activity continued to expand.
Finally, we continue to execute on our disciplined capital allocation strategy, which includes driving growth through investments in our technology and people, prioritizing inorganic growth opportunities with strategic fit that can exceed the weighted-average cost of capital by year three and be accretive to earnings per share in year one, returning capital to our shareholders through our share repurchase program, and paying down our long-term debt while managing within our targeted leverage ratio.

Results of Operations - Three-month periods ended December 31, 2025 and 2024
    The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended December 31, 2025 and 2024, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Three Months Ended December 31,		Change
	2025	2024	$	%
Condensed Consolidated Statements of Operations:
Sales	$147,310	$134,353	$12,957	10%
Cost of sales	78,659	72,232	6,427	9%
Gross profit	68,651	62,121	6,530	11%
Operating expenses:
Selling, general and administrative expenses	38,305	34,123	4,182	12%
Deferred compensation plan expense/(income)	213	(122)	335	(275)%
Amortization of intangible assets	3,480	3,463	17	—%
Restructuring and other charges/(income)	—	(3,029)	3,029	(100)%
Income from operations	26,653	27,686	(1,033)	(4)%
Other income/(expenses):
Interest expense, net	(2,161)	(2,535)	374	(15)%
Other income/(expense)	132	(126)	258	(205)%
Income before provision for income taxes	24,624	25,025	(401)	(2)%
Income tax expense	6,333	6,486	(153)	(2)%
Net income	$18,291	$18,539	$(248)	(1)%

As a percent of sales:			Change in basis points
Gross profit	46.6%	46.2%	40 bps
Selling, general and administrative expenses	26.0%	25.4%	60 bps
Income from operations	18.1%	20.6%	-250 bps
Net income	12.4%	13.8%	-140 bps

Effective tax rate	25.7%	25.9%	-20 bps
Three Months Ended December 31, 2025 (“Interim 2026”) Compared to the Three Months Ended December 31, 2024 (“Interim 2025”)
Sales. Our interim 2026 results improved due to increased project activity, rising demand tied to electrification and decarbonization initiatives throughout Europe, successful implementation of our pricing initiatives, and steady demand from long‑standing customers. Approximately $102.3 million, or 69% of total revenue, was recognized at a point in time, reflecting mostly product sales, while $45.0 million, or 31%, was recognized over time, primarily related to projects activity. This compares to $99.6 million or 74% of point-in-time revenue and $34.8 million or 26% of over-time revenue in the prior-year period, highlighting a meaningful increase in project-related activity during the quarter.
We experienced growth in all segments. Sales in US-LAM rose to $73.6 million, up 9.6% from the prior year, driven by improved project activity and favorable pricing. Canada delivered revenue of $44.2 million, an increase of 1.4% thanks to greater projects activity and pricing actions. In EMEA, revenue grew significantly to $18.9 million, an increase of 36.5%, primarily due to an increase in projects revenue as well as pronounced growth in F.A.T.I., which was acquired October 2, 2024. APAC revenue was $10.7 million, up 8.8%, supported by higher project revenue.
Separately, foreign exchange rates positively impacted revenues in Interim 2026 by approximately $1.5 million, net, as the U.S. dollar weakened on average in the period relative to our other primary operating currencies.
Refer to the "Business Overview" section above for definitions of Point in time and Over time revenue.

Gross profit and margin. Gross profit increased in Interim 2026 compared to Interim 2025 due to higher sales volumes, favorable pricing actions, efficient operational execution, as well as comparatively higher margins on projects. Together, these resulted in an expansion of gross margin to 46.6%, up 40 basis points from 46.2% in the prior year.
Selling, general and administrative expenses. The increase was primarily driven by continued investments in strategic initiatives to support growth, including performance-based, compensation related costs. As a percentage of revenue, SG&A expenses were stable at 25.9% in Interim 2026, up just 50 basis points from 25.4% in Interim 2025.
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
Amortization of intangible assets. Amortization of intangible assets in Interim 2026 was relatively flat when compared to Interim 2025. Refer to Note 2, "Acquisition" for more information.
Restructuring and other charges/(income). Restructuring and other charges/(income) were zero in Interim 2026 and $(3.0) million in Interim 2025. The income in Interim 2025 related to the sale of our Denver facility, where we recognized a gain on sale of approximately $3.0 million. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Interest expense, net. The decrease in interest expense is primarily due to a lower average outstanding principal balance of $141 million during Interim 2026 versus $160 million in Interim 2025 as well as relatively lower interest rates, 5.62% versus 6.30%. See Note 9, "Debt," for additional information on our outstanding debt.
Other income/(expense). The decrease in Other income/(expense) in Interim 2026 is mainly attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income tax expense. Our effective tax rate was 25.7% and 25.9% in Interim 2026 and Interim 2025, respectively. Refer to Note 12, “Income Taxes,” for additional detail.

Results of Operations - Nine-month periods ended December 31, 2025 and 2024
The following table sets forth our unaudited condensed consolidated statements of operations for the nine months ended December 31, 2025 and 2024, respectively, and indicates the amount of change and percentage change between periods.

(Dollars in thousands)	Nine Months Ended December 31,		Change
	2025	2024	$	%
Condensed Consolidated Statements of Operations:
Sales	$387,931	$364,127	$23,804	7%
Cost of sales	210,159	200,662	9,497	5%
Gross profit	177,772	163,465	14,307	9%
Operating expenses:
Selling, general and administrative expenses	105,988	96,470	9,518	10%
Deferred compensation plan expense	1,354	415	939	226%
Amortization of intangible assets	10,471	10,262	209	2%
Restructuring and other charges/(income)	—	(306)	306	(100)%
Income from operations	59,959	56,624	3,335	6%
Other income/(expenses):
Interest expense, net	(6,144)	(8,172)	2,028	(25)%
Other income/(expense)	1,830	580	1,250	216%
Income before provision for income taxes	55,645	49,032	6,613	13%
Income tax expense	13,819	12,488	1,331	11%
Net income	$41,826	$36,544	$5,282	14%

As a percent of sales:			Change in basis points
Gross profit	45.8%	44.9%	90 bps
Selling, general and administrative expenses	27.3%	26.5%	80 bps
Income from operations	15.5%	15.6%	-10 bps
Net income	10.8%	10.0%	80 bps

Effective tax rate	24.8%	25.5%	-70 bps
Nine Months Ended December 31, 2025 (“YTD 2026”) Compared to the Nine Months Ended December 31, 2024 (“YTD 2025”)
Sales. The growth in sales reflects greater project activity, rising demand tied to electrification and decarbonization initiatives throughout Europe, successful execution of pricing initiatives, and contributions from the F.A.T.I. Acquisition in October 2024. We experienced growth in all segments except for APAC, with notable strength in EMEA and US-LAM, supported by higher project activity and sustained demand for core products. F.A.T.I. contributed $18.8 million in Sales to YTD 2026.
In YTD 2026, $274.1 million, or 71% of total revenue, was recognized at a point in time, while $113.8 million, or 29%, was recognized over time. Point-in-time revenue increased 6.0% year-over-year, driven by strong pricing actions and sustained demand for core products. Over-time revenue grew 7.9% thanks to improved demand for projects.
Segment performance varied across regions. In US-LAM, revenue was $187.4 million, up slightly by 0.8% compared to YTD 2025. While point-in-time sales declined modestly, over-time revenue increased nearly 5%, reflecting improved project activity in the period. Canada delivered revenue of $119.7 million, an increase of 0.8%, with balanced growth across point-in-time and over-time sales. EMEA posted a significant increase, with revenue rising to $54.0 million, up 76% from the prior year, driven by strong organic growth as well as contributions from the F.A.T.I. Acquisition. APAC revenue declined to $26.8 million, down 6.6%, with greater project activity partly offsetting comparatively lower product sales.

In YTD 2026, approximately 70% of our total revenue was derived from non-oil and gas sources, reflecting continued progress in our diversification strategy and increased demand across industrial, commercial, power generation and other end markets.
Finally, foreign exchange rates positively impacted revenues in YTD 2026 by approximately $2.2 million, net, as the U.S. dollar weakened on average over the period relative to our other primary operating currencies.
Refer to the "Business Overview" section above for definitions of Point in time and Over time revenue.
Gross profit and margin. Gross profit increased $14.3 million. The improved gross margin is driven by improved project margins, favorable pricing and operational productivity initiatives.
Selling, general and administrative expenses. The increase in SG&A was primarily attributable to continued investments in strategic initiatives to support growth, including performance-based, compensation related costs. As a percentage of sales, SG&A increased slightly by 80 basis points to 27.3%.
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
Restructuring and other charges/(income). In YTD 2025, we enacted a reduction in force plan as well as a consolidation of production lines from the Denver manufacturing facility to the San Marcos, Texas manufacturing facility as part of certain cost-cutting measures and operational excellence efforts. No such charges/(income) were present in YTD 2026. Refer to Note 4, "Restructuring and Other Charges/(Income)" for more information.
Amortization of intangible assets. Amortization of intangible assets increased when compared to YTD 2025 primarily related to intangibles assets associated with the F.A.T.I. Acquisition. Refer to Note 2, "Acquisition" for more information.
Interest expense, net. Interest expense, net decreased in YTD 2026 as compared to YTD 2025 due primarily to a lower average debt balance ($131 million in YTD 2026 versus $163 million in YTD 2025) as well as a lower average interest rate of 5.4% versus 6.1%. Refer to Note 9, "Debt," for more information on our outstanding debt.
Other income. The change in Other income in YTD 2026 is primarily attributable to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense as noted above.
    Income taxes. Our effective tax rate was 24.8% and 25.5% in YTD 2026 and YTD 2025, respectively. The Company's effective tax rate was impacted by discrete tax items such as the benefit from the release of a valuation reserve on foreign tax credits that we expect to receive and the benefit from realized stock compensation in excess of the estimate. Refer to Note 12, “Income Taxes,” for additional detail.
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
At December 31, 2025, we had $46.9 million in cash and cash equivalents and $94.3 million in available borrowing capacity under our Revolving Credit Facility. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $10.2 million, or 22%, of these amounts were held in domestic accounts with various institutions and approximately $36.7 million, or 78%, of these amounts were held in accounts outside of the United States with various financial institutions. While we require cash needs at our various foreign operations, excess cash is available for distribution to the United States through intercompany dividends. Please refer to Note 1, "Basis of Presentation," for more information regarding our restricted cash.
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
Future Cash Requirements
Our future capital requirements depend on many factors as noted throughout this quarterly report. We believe that, based on our current level of operations and related cash flows, plus cash on hand and available borrowings under our Revolving Credit Facility, we will be able to meet our liquidity needs for the next 12 months and the foreseeable future. We had $19.7 million outstanding on our Revolving Credit Facility at December 31, 2025.
We expect our capital expenditures to be approximately 2.5% to 3.0% of revenue in fiscal 2026. We expect to pay $7.0 million in principal payments on our long-term debt in the next 12 months. Also, we are contractually obligated for $4.7 million related to our leased assets. See further details in Note 9, "Debt," in Part I, Item 1. Financial Statements (Unaudited) of this quarterly report. We also have payment commitments of $3.3 million, mostly related to long-term information technology contracts, of which $2.7 million is due within the next 12 months.
Discussion and Analysis of Cash Flows

	Nine months ended December 31,
	2025	2024	Increase/(Decrease)
Total cash provided by/(used in):
Operating activities	$36,149	$31,060	$5,089
Investing activities	(9,875)	(11,319)	1,444
Financing activities	(15,720)	(27,822)	12,102

Free Cash Flow:(1)
Cash provided by operating activities	$36,149	$31,060	$5,089
Less: Cash used for purchases of property, plant, and equipment	(10,404)	(7,178)	(3,226)
Free Cash Flow	$25,745	$23,882	$1,863
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
Operating Cash Flows
Operating cash flows increased in YTD 2026 as compared to YTD 2025 primarily due to higher net income in YTD 2026. The balance of the increase was driven by higher non-cash activity, such as stock compensation expense and depreciation and amortization, partially offset by investments in working capital, especially inventory, and other operating assets and liabilities.
Investing Cash Flows

Cash used in investing activities decreased in YTD 2026 as compared to YTD 2025. YTD 2025 included the acquisition of F.A.T.I. as well as the proceeds from the sale of our Denver facility. There were no similar transactions in YTD 2026. There were however, comparatively greater purchases of property, plant and equipment in YTD 2026 as we continue to invest in our strategic growth initiatives.
Financing Cash Flows
Cash used in financing activities decreased in YTD 2026 versus YTD 2025 primarily due to comparatively higher borrowings under the Revolving Credit Facility, partially offset by comparatively higher share repurchases in YTD 2026.
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
Free Cash Flow totaled $25.7 million for YTD 2026 as compared to $23.9 million for YTD 2025, the drivers of which are explained above.
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
Critical Accounting Policies
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
Recent Accounting Pronouncements
Please refer to Note 1, "Organization and Summary of Significant Accounting Policies” of our Consolidated Financial Statements, from our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, for the discussion on accounting pronouncements that have been issued but not yet effective for the interim periods presented that are not expected to have a material impact on our financial position or results of operations.
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
Foreign currency risk relating to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 52% of our YTD 2026 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the United States, Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
During YTD 2026, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian dollar would result in a net decrease in net income of $2.3 million for YTD 2026. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian dollar would result in a net increase in net income of $2.8 million for YTD 2026. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $0.6 million decrease in net income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $0.7 million increase in net income for YTD 2026.
The countries outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The net impact of foreign currency transactions on our condensed consolidated statements of operations and comprehensive income/(loss) were losses of $0.2 million and gains of $0.1 million amount in YTD 2026 and YTD 2025, respectively.
As of December 31, 2025, we had approximately $14.1 million in notional forward contracts to reduce our exposure to foreign currency exchange rate fluctuations with respect to currencies. These forward contracts were in place to offset in part the foreign currency exchange risk to intercompany payables due from our foreign operations to be settled in U.S. dollars. See Note 3, “Fair Value Measurements” to our unaudited condensed financial statements included above in Item 1. Financial Statements (Unaudited) of this quarterly report for further information regarding our foreign currency forward contracts.
We estimate that our sales were positively impacted by $2.2 million in YTD 2026 when compared to foreign exchange translation rates that were in effect in YTD 2025. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to the theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical value. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the shareholders’ equity section of our condensed consolidated balance sheets. The unrealized effects of foreign currency translations were gains of $15.5 million and losses of $18.3 million in YTD 2026 and YTD 2025, respectively. The current year changes are due to the weakening of the U.S. dollar relative to the Company's other primary operating currencies in YTD 2026. Foreign currency translation gains or losses are reported as part of comprehensive income or loss in the condensed consolidated statements of operations and comprehensive income/(loss). Foreign currency transactions gains and losses are included in net income or loss as part of other income and expense in the condensed consolidated statements of operations and comprehensive income/(loss).
    Interest rate risk. Borrowings under our Term Loan Facilities and the Revolving Credit Facility incur interest expense that is variable in relation to the SOFR rate. As of December 31, 2025, we had $123.4 million of outstanding principal under our Term Loan Facilities and $19.7 million in outstanding borrowings under the Revolving Credit Facility. The interest rates on the Term Loan Facilities on December 31, 2025 were 5.42% for the U.S. Term Loan Facility and 5.38% for the Revolving Credit Facility. Based on the outstanding borrowings, a 1% change in the interest rate would result in a $1.4 million increase or decrease, as applicable, in our annual interest expense.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities during the three months ended December 31, 2025. Information relating to the Company’s purchases of its common stock during the three months ended December 31, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs
October 2025	—	$—	—
November 2025	—	—	—
December 2025	—	—	—
Total	—	$—	—
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
On May 22, 2025, the Company announced that the board of directors refreshed the authorization to $50 million for the repurchase of the Company's outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases.
During the three months ended December 31, 2025, we did not make any share repurchases. As of December 31, 2025, we have $38.5 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: February 5, 2026	By:	/s/ Jan L. Schott
	Name:	Jan L. Schott
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

THERMON GROUP HOLDINGS, INC. (registrant)
By:	/s/ Greg Lucas
Name:	Greg Lucas
Title:	Vice President, Chief Accounting Officer (Principal Accounting Officer)