Form 10-K
period 2026-03-31
Thermon Group Holdings, Inc.
filed 2026-05-21
CIK 1489096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2026
or
    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-35159
THERMON GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		27-2228185
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
7171 Southwest Parkway,		78735
Building 300,	Suite 200,	(Zip Code)
Austin,	Texas
(Address of principal executive offices)
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

The aggregate market value of the registrant's common equity held by non-affiliates as of September 30, 2025, was $851,698,290 based on the closing price of $26.72 as reported on the New York Stock Exchange. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of May 20, 2026, the registrant had 32,939,694 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, certain portions, as expressly described in this report, of the registrant's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K.

THERMON GROUP HOLDINGS, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED MARCH 31, 2026

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. These forward-looking statements include but are not limited to statements regarding: (i) our plans to strategically pursue emerging growth opportunities, including strategic acquisitions, in diverse regions and across industry sectors and including the Merger (as defined below) with CECO Environmental Corp.; (ii) our plans to secure more new facility project bids; (iii) our ability to generate more facility maintenance, repair and operations or upgrades or expansions revenue from our existing and future installed base; (iv) our ability to timely deliver backlog; (v) our ability to respond to new market developments and technological advances; (vi) our expectations regarding energy consumption and demand in the future and its impact on our future results of operations; (vii) our plans to develop strategic alliances with major customers and suppliers; (viii) our expectations that our revenues will increase; (ix) our belief in the sufficiency of our cash flows to meet our needs for the next year; (x) our ability to integrate acquired companies; (xi) our ability to successfully achieve synergies from acquisitions; and (xii) our ability to make required debt repayments.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) our ability to complete the Merger with CECO Environmental Corp.; (ii) the incurrence of significant direct and indirect costs as a result of the transaction with CECO Environmental Corp.; (iii) the possibility that we may be subject to lawsuits relating to the Merger with CECO Environmental Corp.; (iv) market price fluctuations and uncertainty in the market value of consideration that our common stock holders will receive in the Merger with CECO Environmental Corp.; (v) future growth of our key end markets and related capital investments; (vi) our ability to operate successfully in foreign countries; (vii) uncertainty over and changes in administrative policy; (viii) general economic conditions and cyclicality in the markets we serve; (ix) our ability to successfully develop and improve our products and successfully implement new technologies; (x) competition from various other sources providing similar heat tracing and process heating products and services, or alternative technologies, to customers; (xi) our ability to deliver existing orders within our backlog; (xii) our ability to bid and win new contracts; (xiii) the imposition of certain operating and financial restrictions contained in our debt agreements; (xiv) our revenue mix; (xv) our ability to grow through strategic acquisitions; (xvi) our ability to manage risk through insurance against potential liabilities; (xvii) changes in relevant currency exchange rates; (xviii) tax liabilities and changes to tax policy; (xix) impairment of goodwill and other intangible assets; (xx) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (xxi) our ability to protect our trade secrets; (xxii) our ability to protect our intellectual property; (xxiii) our ability to protect data and thwart potential cyber-attacks and incidents; (xxiv) a material disruption at any of our manufacturing facilities; (xxv) our dependence on subcontractors and third-party suppliers; (xxvi) our ability to profit on fixed-price contracts; (xxvii) the credit risk associated with our extension of credit to customers; (xxviii) our ability to achieve our operational initiatives; (xxix) unforeseen difficulties with expansions, relocations, or consolidations of existing facilities; (xxx) potential liability related to our products as well as the delivery of products and services; (xxxi) our ability to comply with foreign anti-corruption laws; (xxxii) export control regulations or sanctions; (xxxiii) environmental and health and safety laws and regulations as well as environmental liabilities; and (xxxiv) climate change and related regulation of greenhouse gases. Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this annual report ultimately prove to be accurate. See also Item 1A, "Risk Factors" for information regarding the additional factors that have impacted or may impact our business and operations.
Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

ii

iii

PART I

References in this annual report to "we," "our," "us," the "Company," or "Thermon" mean Thermon Group Holdings, Inc. and its consolidated subsidiaries taken together as a combined entity. A particular fiscal year is the twelve months ended on March 31 of the given calendar year (e.g., "fiscal 2026," "fiscal 2025" and "fiscal 2024" relate to the Company's fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024, respectively). Thermon Group Holdings, Inc. is a holding company that conducts all its business through its subsidiaries, and its common stock is listed on the New York Stock Exchange under the symbol "THR."
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

Pending Merger with CECO Environmental Corp.
On February 23, 2026, the Company entered into a definitive merger agreement (the “Merger Agreement”) with CECO Environmental Corp. (“CECO”) to combine the two companies in a stock‑and‑cash two-step merger transaction valued at approximately $2.2 billion (the “Merger”). The Merger is expected to create a global industrial leader in mission‑critical environmental and thermal solutions by combining CECO’s capabilities in environmental systems with the Company’s leadership in industrial process heating, heat tracing, and temperature management. Upon completion of the Merger, which is subject to customary closing conditions and regulatory and stockholder approvals, the combined company will operate under the CECO Environmental Corp. name and is expected to benefit from enhanced scale, expanded product offerings, and increased exposure to long‑term secular growth trends. The transaction is expected to close in June 2026. See also “Risks Relating to the Pending Merger with CECO Environmental” under Item 1A, “Risk Factors” for information regarding the additional risk factors related to the Merger.
The Company has incurred, and anticipates incurring additional, significant transaction‑related costs in connection with the Merger, including legal, accounting, financial advisory, and other professional fees. Refer to Note 14, “Commitments and Contingencies," included in the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10‑K.
Sales
Heat Tracing
We offer heat tracing solutions for maintaining pipe, vessel, and foundation temperatures in industrial and hazardous locations as well as in commercial applications. Our solutions include software automated engineering design services, industry leading heat tracing products, smart connected control and monitoring systems, construction services, and maintenance services. Applications include process temperature maintenance, freeze protection, vessel temperature maintenance, tank temperature maintenance, and foundation heating for energy, commercial, transportation, semiconductor, and food & beverage industries.
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
•Process heating - provides highly engineered heating products to multiple end-markets with the purpose of heating and maintaining a process fluid at specified temperatures. Some products also serve the transportation sector with both radiant and convection-style heating;
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
•Liquid Load Banks (branded as "Pontus" or "Poseidon") - designed to simulate real-world thermal and electrical demands for validating critical data center and high-performance computing infrastructure. These systems are essential for testing components such as coolant distribution units, uninterruptible power supplies, and backup generators during commissioning and startup.
Project Services
As a manufacturer and global expert in process heating solutions, our EPC and end-user customers often rely on Thermon to deliver a range of project services, which may include:
•Engineering and design;
•Procurement and project management services;
•Turnkey construction installation;
•Recurring facility assessment or audit; and
•Maintenance services.
Our customers rely on Thermon’s design and engineering expertise on projects around the world. These services are combined with our heat tracing and process heating products under one contract to deliver an integrated solution that improves the overall value proposition for the customer. By delivering design drawings in conjunction with early project specifications, we can address our customers' needs for design optimization studies, product selection assistance and computer-generated drawing packages. Often these are new facilities, but they may also include upgrades or expansions and maintenance projects where our existing customers are upgrading their facilities. Project services are important to our business model and growth strategy to secure contracts that both establish and enhance new and existing customer relationships.
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
We have expanded our electrical heating portfolio to include medium voltage heating solutions, which operate at significantly higher voltages than traditional process heaters and are designed to deliver higher efficiency, higher power density, a smaller physical footprint, and lower installation costs for large industrial and infrastructure applications. These medium voltage products leverage our existing engineering, certification, and manufacturing capabilities and support customer demand driven by electrification, decarbonization, and large‑scale capital projects.
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
Our electric resistance, electrode and supercritical coil tube boilers and steam generators are manufactured in our Chicago, Illinois or Morristown, Tennessee locations. Our Pontus and Poseidon liquid load bank products are manufactured in Morristown, Tennessee. We also manufacture electrical heaters and heating systems for a broad range of industrial end markets at our Cusago, Italy facility.
Our primary distribution centers are located in San Marcos, Texas; Calgary, Alberta; and Pijnacker, the Netherlands. Inventory is typically shipped from these distribution centers directly to customers, the construction site or our regional sales agents or distributors. Our sales agents may maintain "safety stocks" of core products to service the immediate maintenance and repair requirements of customers who are time-sensitive and cannot wait for delivery from one of the central distribution centers. In the U.S., a network of representatives maintain safety stocks of core products. In Canada, customers are serviced from the five manufacturing locations in Calgary, Edmonton, Fort McMurray, Oakville and Orillia. In Europe, customers are serviced from the central distribution center in the Netherlands. In Asia, safety stock of materials is kept in Yokohama, Japan; Seoul, Korea; Shanghai, China; Pune, India; and Melbourne, Australia. Safety stocks are also warehoused in Mexico City, Mexico. Thermon aims to have inventory available close to the customer to fulfill urgent needs.
Customers
We serve a broad base of large multinational customers, many of which we have served for over 70 years. We have a diversified revenue mix with thousands of customers. None of our customers represented more than 10% of total revenue in fiscal 2026, 2025, or 2024.
Marketing
Our direct sales force is focused on positioning us with major end-users and EPC companies during the development phase of large projects with the goal of providing reliable, cost-effective process heating solutions. We utilize a network of more than 100 independent sales agents and distributors in over 30 countries to provide local support to customer facilities for maintenance, repairs and upgrades. In addition to focused EPC sales, Thermon is actively engaged in commercial strategies to address a diversified mix of customers in our key end markets. Revenue diversification is a key long-term strategic initiative for the business. As of March 31, 2026, approximately 70% of our revenue was derived from non-oil-and-gas end markets. We believe that we have established our credibility as a reliable provider of high-quality process heating products. In addition, we believe that our registered trademarks in the U.S. and numerous additional brand names are recognized globally, giving us excellent brand recognition.
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
Markets
    The major end markets that drive demand for process heating include general industrial and other, oil, chemical and petrochemical, commercial, gas, power generation, rail and transit, and food and beverage. We believe there are attractive long-term trends in each of these end markets. In addition, our products are increasingly being leveraged in the energy transition as industry looks to electrification as a means of decarbonizing operations. The primary energy transition end markets and applications include, but are not limited to, biofuels, hydrogen, thermal energy storage, and carbon capture.
•General Industrial and Other. We serve a growing number of other markets where we add value for customers, such as mining and mineral processing, maritime/shipbuilding, semiconductors, pharmaceutical and biotechnology, data center, and renewables.
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
Our Safety Record
Any loss of life or serious injury in the workplace is unacceptable. We did not have any fatal incidents at any of our facilities or job sites in fiscal 2026. We primarily track two key safety indicators in monitoring our safety efforts, total recordable incident rate (“TRIR”) and lost-time incident rate (“LTIR”). Our TRIR decreased from 0.2 to 0.16 in fiscal 2026, and our LTIR remained at 0.0 in both fiscal 2026 and 2025. TRIR and LTIR are calculated as the Company’s number of recordable injuries/lost time, respectively, experienced by employees during the fiscal year multiplied by 200,000 divided by the number of man hours worked during the fiscal year.
In addition to TRIR and LTIR, we also measure total near miss and hazard ID reporting as well as case management metrics. These aid in accident prevention, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.
Workforce Breakdown
At March 31, 2026, we employed 1,792 employees, of which 49.4% were located in the US-LAM region, 29.1% in Canada, 10.7% located in EMEA, and 10.8% located in APAC. We also contracted with 281 contingent workers at March 31, 2026. Our 12-month rolling voluntary turnover rate as of March 31, 2026, was 10.5% compared to the 2025 U.S. manufacturing industry average of 16.4% according to the U.S. Bureau of Labor Statistics ("BLS") Job Openings and Labor Turnover Survey (March 2025 to February 2026). Our fiscal year differs from the period covered by the BLS study, but we believe it is the best proxy to benchmark against. Approximately 4.5% of our global employees are covered by a collective bargaining agreement. We have not experienced any union-related work stoppages in the past, and we believe that our working relationship with our employees is positive.
Diversity
We believe in the benefits of an inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire innovative ideas and decisions. We have locations in 14 countries, and our employees operate across cultures, functions, unique languages, and time zones to solve the technical and logistical challenges presented by a worldwide customer base. Our diversity statistics include the following as of March 31, 2026 (based on self-reporting at the date of hire): 21.6% of our employees worldwide identify as female; 21.5% of our employees in the U.S. identify as female, and 49.3% of our employees in the U.S. identify as a racial or ethnic minority.
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
Risks Relating to the Pending Merger with CECO Environmental
The completion of the Merger is subject to the satisfaction or waiver of various closing conditions, and there can be no assurances as to whether and when the Merger will be completed.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, the approval of the stock issuance by the CECO stockholders, the adoption of the Merger Agreement by the Thermon stockholders, the listing of shares of CECO common stock to be issued in the Merger on the Nasdaq, the receipt by Thermon of a tax opinion regarding the qualification of the Merger as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; the appointment of the new board designees to the CECO board, and the absence of any law or order prohibiting the Merger. There can be no assurance that all required conditions will be satisfied or waived, or that the Merger will be completed on the expected terms or schedule, or at all. If the Merger is not completed for any reason, including as a result of the failure of CECO stockholders to approve the stock issuance or the failure of Thermon stockholders to adopt the Merger Agreement, the ongoing businesses of CECO and Thermon may be materially adversely affected, and CECO and Thermon would be subject to a number of risks, including: each company may experience negative reactions from the financial markets, including negative impacts on their respective stock prices; each company may experience negative reactions from their respective customers, suppliers, employees and other business partners; CECO and Thermon will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, consulting, financial advisory and printing fees, regardless of whether the Merger is completed; under certain circumstances, CECO may be required to pay Thermon a termination fee of $105.0 million, or Thermon may be required to pay CECO a termination fee of $74.7 million; and matters relating to the Merger require substantial commitments of time and resources by each company’s management, which could otherwise be devoted to day-to-day operations and other business opportunities.
CECO and Thermon will incur significant direct and indirect costs as a result of the Merger, regardless of whether the Merger is completed.
CECO and Thermon have incurred, and expect to continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. Many of these costs will be borne by CECO or Thermon even if the Merger is not completed. In addition, the Merger Agreement provides that certain expenses incurred in connection with the filing, printing and mailing of the joint proxy statement/prospectus and the registration statement on Form S-4, and all filing and other fees paid to the SEC in connection with the Merger (other than attorneys’ fees, accountants’ fees and related expenses), will be shared equally by CECO and Thermon.
CECO and Thermon may be subject to litigation related to the Merger, which could result in substantial costs and prevent or delay the completion of the Merger.
It is common for public companies to be targeted by securities class action and derivative lawsuits following the announcement of a Merger. CECO and Thermon may become involved in this type of litigation in connection with the Merger. Such lawsuits could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented or to otherwise enjoin the parties from consummating the Merger. Defending such claims could result in substantial costs and divert management time and resources.
Because the market price of CECO common stock will fluctuate, Thermon stockholders cannot be sure of the exact value of the stock consideration or mixed consideration they will receive.
The stock consideration and the stock portion of the mixed consideration are fixed at an exchange ratio of 0.8110 and 0.6840 shares of CECO common stock, respectively, per share of Thermon common stock. These ratios will not be adjusted to reflect changes in the market price of CECO common stock prior to the closing of the Merger. Consequently, the implied value of the stock consideration and mixed consideration will fluctuate as the market price of CECO common stock fluctuates. In contrast, the cash consideration is fixed at $63.89 per share. A decline in the market price of CECO common stock could result in the stock consideration or mixed consideration having a significantly lower value than the cash consideration at the time of closing. The Merger Agreement does not provide CECO or Thermon with a termination right or other similar protection relating to the market price of CECO common stock.
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
For fiscal 2026, approximately 51% of our revenues were generated outside of the U.S., and approximately 20% of our revenues were generated outside of North America. One of our key growth strategies is to continue to expand our global footprint in emerging and high growth markets around the world; however, we may be unsuccessful in expanding our international business.
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
•difficulty in the enforcement of contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts; and
•transportation delays or interruptions, including those caused by the escalation of conflicts in the Middle East.
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
As a result of changes to government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S., Canada or the European Union, particularly tariffs on products manufactured in China, Canada, and Mexico, among other possible changes. Changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards U.S. companies as a result of such changes, could have an adverse effect on our business, financial condition, results of operations and cash flows. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements and imposition of new (and retaliatory) tariffs, including any tariffs proposed by the current U.S. administration, against certain countries or covering certain products, could increase our costs and impair our ability to expand the business. Based on our manufacturing practices and locations, there can be no assurance that any future executive or legislative action in the U.S. or other countries relating to trade regulation would not adversely affect our business, operations and financial results.
The markets we serve are subject to general economic conditions and cyclical demand, which could harm our business and lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance.
Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which our customers and end-users operate. Demand for our products and services depends in large part upon the level of capital and maintenance expenditures by many of our customers and end-users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers' expenditures historically have been cyclical in nature and vulnerable to economic downturns. In addition, these customers' expenditures may be further constrained by the uncertainty caused by the recent changes in United States trade policy. Prolonged periods of little or no economic growth could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of March 31, 2026, was $254.9 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers' delivery schedules, are beyond our control and difficult to forecast. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and results of operations.
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
At March 31, 2026, we had $141.1 million of outstanding indebtedness. If our cash flows and capital resources are insufficient to fund the interest payments on our outstanding borrowings under our credit facility and other debt service obligations and keep us in compliance with the covenants under our debt agreements or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to (i) take any of these actions or that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, which may impose significant operating and financial restrictions on us and could adversely affect our ability to finance our future operations or capital needs; (ii) obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (iii) make strategic acquisitions or investments or enter into alliances; (iv) withstand a future downturn in our business or the economy in general; (v) engage in business activities, including future opportunities, that may be in our interest; and (vi) plan for or react to market conditions or otherwise execute our business strategies.
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
Typically, both large project and maintenance customers require our products as well as our engineering and construction services. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our gross margins are impacted by our mix of products and services. Although our product mix varies from period to period due to a variety of factors, during fiscal year ended March 31, 2026, revenue recognized over time accounted for approximately 30% of our total revenue. Although over time revenues, which provide for an ongoing stream of future high-margin maintenance revenues, are critical to our long-term success and growth, a revenue mix higher in lower-margin over time revenues relative to historical levels could adversely affect our gross margins and results of operations.
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
Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located elsewhere, primarily the U.S., Canada or Europe. In particular, significant fluctuations in the Canadian Dollar, the Euro or the Pound Sterling against the U.S. Dollar could adversely affect our results of operations. During fiscal 2026, the value of the U.S. Dollar overall weakened in relation to the principal non-U.S. currencies from which we derive revenue, which positively impacted revenue by $6.1 million. During fiscal 2025, the value of the U.S. Dollar overall strengthened in relation to the principal non-U.S. currencies from which we derive revenue, which negatively impacted revenue by $1.0 million. Any further appreciation in the U.S. Dollar relative to such non-U.S. currencies could continue to have a significant negative impact on our results of operations in future periods. We also bid for certain foreign projects in U.S. Dollars or Euros. If the U.S. Dollar or Euro strengthen relative to the value of the local currency, we may be less competitive in bidding for those projects. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding our foreign currency exposure relating to operations.
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
We test goodwill and indefinite-life intangible assets for impairment on an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values. As of March 31, 2026, our goodwill and other intangible assets balance was $372.7 million, which represented 45% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and other intangible asset impairments. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
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
As a company we store company, customer, employee and business partner information, which may include, among other information, trade secrets, names, addresses, phone numbers, email addresses, tax identification numbers, payment account information and customer facility information. We could be subject to sophisticated and targeted attacks attempting to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including via the introduction of computer viruses or malware and cyber-attacks. These attacks are constantly evolving in nature, increasing the efforts and controls required to prevent, detect and defend against them. We require user names and passwords as well as multi-factor authentication ("MFA") in order to access our information technology systems. These security measures are subject to potential third-party security breaches, employee error, malfeasance and faulty password management, among other limitations. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. We may not be able to anticipate, detect or recognize threats to our system or to implement effective preventive measures against all security breaches. If we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could, among other things:
•risk exposing our confidential manufacturing processes and other trade secret information that may lead to new and increased entrants and competitors in our business or cause other damage to the business;
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
From time to time, we may decide to enter new markets, build or lease additional facilities, expand our existing facilities, relocate or consolidate one or more of our operations or exit a facility we may own or lease. Increased costs and production delays arising from the staffing, relocation, sublease, expansion or consolidation of our facilities could adversely affect our business and results of operations.
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
Under our customer contracts, we often indemnify our customers from damages and losses they incur due to our work or services performed by us, as well as for losses our customers incur due to any injury or loss of life suffered by any of our employees or our subcontractors' personnel occurring on our customers' property. Substantial indemnity claims may exceed the amount of insurance we maintain and could have a material adverse effect on our reputation, business, financial condition or results of operations.
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
Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including regulations issued by the U.S. Department of Justice (the “DOJ”), the SEC, the IRS, the U.S. Department of the Treasury, the U.S. Department of State, Customs and Border Protection, Bureau of Industry and Security (“BIS”), Office of Anti Boycott

Compliance (“OAC”) and Office of Foreign Assets Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. Since the commencement of the Russo-Ukrainian war in 2022, many of these regulations have expanded significantly and become increasingly complex. While we believe we are in material compliance with these regulations and maintain programs intended to achieve compliance, we may currently or may in the future be in violation of these regulations. For example, in 2009, we entered into settlement agreements with BIS and OFAC, and in 2010, we entered into a settlement agreement with OAC, in each case with respect to matters we voluntarily disclosed to such agencies. Any alleged or actual violations of these regulations may subject us to government scrutiny, investigation and civil and criminal penalties and may limit our ability to export our products or provide services outside the U.S. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
In addition, our geographically widespread operations, coupled with our relatively smaller offices in many countries and our reliance on third party subcontractors, suppliers and manufacturers in the completion of our projects, make it more difficult to oversee and ensure that all our offices and employees comply with our internal policies and control procedures. We have experienced immaterial employee theft in the past, and we cannot assure you that we can ensure our employees' compliance with our internal control policies and procedures.
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
•the effects of the COVID-19 pandemic or other global pandemics, conflicts, changes in U.S. or international trade policy or catastrophes;
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
The system includes a risk assessment process that identifies and assesses the Company's cybersecurity risks. The risk assessment process is based on the security principles set forth in the National Institute of Standards and Technology ("NIST") Cybersecurity Framework and includes the following steps:
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
The Company currently uses a third-party system for training our people on cybersecurity risks as well as strategies to mitigate those risks through interactive learning and tests. The Company tracks the compliance and performance of the relevant people who participate in the training. At least annually, the Company's Board of Directors (the "Board") receives updates regarding the cybersecurity risk profile and the effectiveness of the Company's cybersecurity risk management program.
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
The Company's cybersecurity risk management program is subject to periodic review and updates. The Board is responsible for overseeing the Company's cybersecurity risk management program through the Audit Committee.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company trades on the NYSE under the symbol "THR." On May 20, 2026, the closing sale price of our common stock, as reported by the NYSE, was $65.43 and there were approximately 15 holders of our common stock of record.
Stock Performance
    The following line graph and table present a comparison of cumulative total returns for our common stock on an annual basis over the last five fiscal years as compared to (i) the Russell 2000 Index, and (ii) the S&P SmallCap 600 - Capped Energy Index, in each case over the same period. The plotted points in the line graph are based on the closing price on the last trading date of the period. The values assume an initial investment of $100 was made in our common stock and the respective indexes on March 31, 2021 (the last day of our fiscal 2021), and assumes the reinvestment of dividends, as applicable. The stock price performance shown below is not necessarily indicative of future price performance.

300
250
200
150
100
50
Index Value ($)
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
03/31/26
Period Ended
Thermon Group Holdings, Inc. (THR)
iShares Russell 2000 Index (IWM)
S&P SmallCap 600 Energy

	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024	March 31, 2025	March 31, 2026
Thermon Group Holdings, Inc.	$100.00	$83.12	$127.86	$167.88	$142.89	$258.59
iShares Russell 2000 Index	$100.00	$93.85	$82.86	$98.87	$94.95	$119.25
S&P SmallCap 600 Energy	$100.00	$159.32	$146.89	$177.07	$133.05	$192.79
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
Equity Compensation Plan Information
For information on our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information." See also Note 15, "Stock-Based Compensation" to our consolidated financial statements included elsewhere in this annual report.
Issuer Purchases of Equity Securities
In fiscal 2024, we announced the authorization from our board of directors to execute a share repurchase program of up to $50.0 million (the "Repurchase Program"). On May 22, 2025, the Company announced that the board of directors had refreshed the authorization back to $50.0 million for the repurchase of the Company's outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. During fiscal 2026, we purchased 601,125 shares at a weighted average price of $26.21. As of March 31, 2026, we have $38.5 million of remaining unused and authorized availability under the Repurchase Program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
We did not make any share repurchases during the three months ended March 31, 2026.
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
Recent Developments. On February 23, 2026, the Company entered into a definitive merger agreement (the “Merger Agreement”) with CECO Environmental Corp. (“CECO”) to combine the two companies in a stock‑and‑cash two-step merger transaction valued at approximately $2.2 billion (the “Merger”). The Merger is expected to create a global industrial leader in mission‑critical environmental and thermal solutions by combining CECO’s capabilities in environmental systems with the Company’s leadership in industrial process heating, heat tracing, and temperature management. Upon completion of the Merger, which is subject to customary closing conditions and regulatory and stockholder approvals, the combined company will operate under the CECO Environmental Corp. name and is expected to benefit from enhanced scale, expanded product offerings, and increased exposure to long‑term secular growth trends. The transaction is expected to close in June 2026. See also “Risks Relating to the Pending Merger with CECO Environmental” under Item 1A, “Risk Factors” for information regarding the additional risk factors related to the Merger.
The Company has incurred, and anticipates incurring additional, significant transaction‑related costs in connection with the Merger, including legal, accounting, financial advisory, and other professional fees, of which approximately $13 million was incurred during the three months ended March 31, 2026.
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
We believe that our pipeline of planned projects, in addition to our backlog of signed purchase orders, provides us with visibility into our future revenue. Historically, we have experienced few order cancellations, and the cancellations that have occurred in the past have not been material compared to our total contract volume or total backlog. The small number of order cancellations is attributable in part to the fact that a large portion of our solutions are ordered and installed toward the end of large project construction. Our backlog at March 31, 2026 was $254.9 million as compared to $240.3 million at March 31, 2025. The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays, many of which are beyond our control (such as, customers' delivery schedules and levels of capital and maintenance expenditures). When delays occur, the recognition of revenue associated with the delayed project is likewise deferred.
Cost of sales. Our cost of sales includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor costs. Additional costs of sales include contract engineering costs directly associated with projects, direct labor costs, shipping and handling costs, and other costs associated with our manufacturing/fabrication operations. The other costs associated with our manufacturing/fabrication operations are primarily indirect production costs, including depreciation, indirect labor costs, warranty-related costs and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, electronic components and other miscellaneous parts related to products manufactured or assembled. We cannot provide any assurance that we will be able to mitigate potential raw material shortages or be able to pass along raw material cost increases, including the potential impacts of tariffs, to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.
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
Projects that do not require installation and maintenance services are smaller in size and representative of maintenance, repairs and small upgrades necessary to improve efficiency and uptime. These small projects are typically tied to our customers' operating expense budgets, are generally less than $0.5 million in total revenue, and have relatively higher profit margins. We will refer to such projects as "Over time small projects."
The most profitable of our sales are derived from selling our heating products, for which we recognize revenue at a point in time. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services.
We estimate that Point in time and Over time revenues have each contributed the following as a percentage of total revenue in the periods listed:

	Year-Ended March 31, 2026	Year-Ended March 31, 2025	Year-Ended March 31, 2024
Point in time	70%	71%	61%
Over time:	30%	29%	39%
Small projects	12%	14%	15%
Large projects	18%	15%	24%
Our Over time revenue includes (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex turnkey and other solutions such as some engineered products. For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract.
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

Results of Operations
The following table sets forth data from our statements of operations for the periods indicated.

Consolidated Statements of Operations Data	Fiscal Year Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Sales	$536,263	$498,207	$38,056	8%
Cost of sales	293,207	275,311	17,896	7%
Gross profit	243,056	222,896	20,160	9%
Operating expenses:
Selling, general and administrative expenses	158,290	129,307	28,983	22%
Deferred compensation plan expense/(income)	599	452	147	33%
Amortization of intangible assets	13,428	13,681	(253)	(2)%
Restructuring and other charges/(income)	—	(301)	301	(100)%
Income from operations	70,739	79,757	(9,018)	(11)%
Other income/(expenses):
Interest expense, net	(7,995)	(10,325)	2,330	(23)%
Other income/(expense)	1,482	687	795	116%
Income before provision for income taxes	64,226	70,119	(5,893)	(8)%
Income tax expense	19,655	16,604	3,051	18%
Net income	$44,571	$53,515	$(8,944)	(17)%
As a percent of sales:
Gross profit	45.3%	44.7%	60 bps
Selling, general and administrative expenses	29.5%	26.0%	350 bps
Income from operations	13.2%	16.0%	(280 bps)
Net income	8.3%	10.7%	(240 bps)

Effective tax rate	30.6%	23.7%	690 bps
Year Ended March 31, 2026 ("fiscal 2026") Compared to the Year Ended March 31, 2025 ("fiscal 2025")
Revenues. The $38.1 million increase in fiscal 2026 compared to fiscal 2025 was driven primarily by higher project‑related and point in time activity, as well as contributions from the F.A.T.I. Acquisition, which completed in October 2024. Since the acquisition in October 2024, we have significantly expanded the F.A.T.I. business which has been bolstered by robust demand for electrification solutions in Europe as well as targeted commercial and operational initiatives. We experienced revenue growth in all geographic segments, with the exception of APAC, during fiscal 2026 compared to fiscal 2025. Revenue growth also reflected continued progress in portfolio diversification, with approximately 70% of total revenue derived from non‑oil and gas end markets, including industrial, commercial, power generation, and other diversified applications.
For fiscal 2026, revenue recognized at a point in time represented 70% of total revenue, reflecting strong demand for core products and improved pricing realization, while revenue recognized over time accounted for the remaining 30%. This compares to 71% point in time revenue and 29% over time revenue in fiscal 2025.
Segment performance varied during fiscal 2026 compared to fiscal 2025.
US-LAM revenue increased by $7.3 million, or 2.8%, to $263.3 million. The increase reflected growth in both revenue recognized at a point in time and revenue recognized over time. Point in time revenue increased by $3.9 million, or 2.0%, while over time revenue increased by $3.4 million, or 5.3%.
Canada revenue increased by $4.9 million, or 3.1%, to $163.8 million. The increase was driven primarily by higher revenue recognized over time, which increased by $4.1 million, or 8.4%, reflecting improved project activity. Revenue recognized at a point in time increased modestly by $0.8 million, or 0.7%.
EMEA revenue increased by $26.2 million, or 57.9%, to $71.6 million. The increase was driven by significant growth in revenue recognized at a point in time, which increased by $22.9 million, or 86.3%, as well as an increase of $3.3 million, or 17.6%, in revenue recognized over time. F.A.T.I. contributed $26.4 million in fiscal 2026, compared with $6.6 million for a partial year in fiscal 2025.

APAC revenue decreased by $0.3 million, or 0.9%, to $37.6 million. Revenue recognized at a point in time declined by $3.3 million, or 13.8%, due to lower product sales and timing of customer orders, while revenue recognized over time increased by $3.0 million, or 22.2%, reflecting higher project activity. The increase in over‑time revenue partially offset the decline in point‑in‑time revenue.
Separately, revenue was positively affected in fiscal 2026 by foreign exchange rate impacts of approximately $6.1 million.
    Gross profit. The increase in gross profit and gross margin were driven primarily by higher sales volumes, improved execution on project activity, pricing realization, and operational productivity improvements, partially offset by mix impacts and inflationary cost pressures.
Selling, general and administrative expenses. The increase in SG&A expense was driven primarily by higher variable compensation costs associated with performance above plan as well as charges approximating $12.9 million related to the announced Merger with CECO. SG&A as a percentage of sales increased by 350 basis points related to the above.
Deferred compensation plan expense/(income). The change in deferred compensation plan activity is primarily attributable to market fluctuations in the underlying balances owed to employees. This compensation plan expense/(income) is materially offset in Other income/(expense) where the Company records market gains/(losses) on related investment assets.
Amortization of intangible assets. The change in amortization of intangible assets is attributable to ordinary recurring amortization commensurate with the balances held in each fiscal 2026 and 2025.
Restructuring and other charges/(income). In the first quarter of fiscal 2025, we enacted a reduction-in-force as well as the closure of our Denver manufacturing facility as part of consolidating our overall manufacturing footprint. The sale of our Denver facility land and building resulted in a gain of $3.0 million, which more than offset the costs incurred for the reduction in force and facility consolidation. No such activity was present in fiscal 2026.
Interest expense, net. Interest expense, net declined compared to fiscal 2025, driven primarily by a reduction in the average interest rate to 5.51% from 6.44%. In addition, a lower average outstanding balance of $142.1 million in fiscal 2026, compared to $156.8 million in fiscal 2025, further contributed to the favorable change in interest expense. We amended our credit facility in fiscal 2026. See Note 12, "Long-Term Debt," for additional information.
Other income/(expense). The change in other income/(expense) primarily relates to market fluctuations in the underlying investments associated with our non-qualified deferred compensation plan. These unrealized gains and losses on investments were materially offset by deferred compensation plan expense/(income) as noted above.
Income taxes. Income tax expense was $19.7 million, or 30.6%, on pretax income of $64.2 million in fiscal 2026 as compared to income tax expense of $16.6 million, or 23.7%, on a pretax income of $70.1 million in fiscal 2025. Substantially all of the $12.9 million of SG&A expense related to the CECO Merger is not deductible for tax purposes, resulting in an increase of our effective tax rate of approximately 5.0% in fiscal 2026. Tax expense in fiscal 2025 included a $1.0 million, or 1.4%, reduction associated with the release of an uncertain tax position. See Note 17, “Income Taxes,” for further information.
Net income. The change in net income is explained by the changes noted in the sections above.

Consolidated Statements of Operations Data	Fiscal Year Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Sales	$498,207	$494,629	$3,578	1%
Cost of sales	275,311	283,065	(7,754)	(3)%
Gross profit	222,896	211,564	11,332	5%
Operating expenses:
Selling, general and administrative expenses	129,307	123,820	5,487	4%
Deferred compensation plan expense/(income)	452	1,231	(779)	(63)%
Amortization of intangible assets	13,681	10,158	3,523	35%
Restructuring and other charges/(income)	(301)	984	(1,285)	(131)%
Income from operations	79,757	75,371	4,386	6%
Other income/(expenses):
Interest expense, net	(10,325)	(8,845)	(1,480)	17%
Other income/(expense)	687	1,148	(461)	(40)%
Income before provision for income taxes	70,119	67,674	2,445	4%
Income tax expense	16,604	16,086	518	3%
Net income	$53,515	$51,588	$1,927	4%
As a percent of sales:
Gross profit	44.7%	42.8%	190 bps
Selling, general and administrative expenses	26.0%	25.0%	100 bps
Income from operations	16.0%	15.2%	80 bps
Net income	10.7%	10.4%	30 bps

Effective tax rate	23.7%	23.8%
Year Ended March 31, 2025 ("fiscal 2025") Compared to the Year Ended March 31, 2024 ("fiscal 2024")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, for a discussion of the results of operations in fiscal 2025 as compared to fiscal 2024.
Contingencies
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2026, management believes that adequate reserves have been established for any probable and reasonably estimable losses. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period.
    For information on legal proceedings, see Note 14, "Commitments and Contingencies" to our consolidated financial statements contained elsewhere in this annual report, which is hereby incorporated by reference into this Item 7.
    To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On March 31, 2026, we had in place standby letters of credit, bank guarantees and performance bonds totaling $11.4 million to back our various customer contracts. In addition, our Indian subsidiary also has $3.9 million in customs bonds outstanding. Refer to Note 14, "Commitments and Contingencies" for more information on our letters of credit and bank guarantees.
In connection with the Merger with CECO, the Company has entered into an engagement with Morgan Stanley for financial advisory and related services, pursuant to which fees of approximately $33.1 million may become payable. As of the reporting date, no liability has been recorded for these fees, as the services giving rise to the obligation had not yet been rendered.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility. Our primary liquidity needs are to finance our working capital, capital expenditures, debt service, share repurchases and potential future acquisitions.
Cash and cash equivalents. At March 31, 2026, we had $52.3 million in cash and cash equivalents. We manage our global cash requirements by maintaining cash and cash equivalents at various financial institutions throughout the world where we operate. Approximately $25.2 million, or 48%, of these amounts were held in domestic accounts with various institutions and approximately $27.1 million, or 52%, of these amounts were held in accounts outside of the U.S. with various financial institutions. While we have cash needs at our various foreign operations, excess cash is available for distribution to the U.S. through intercompany dividends.
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
In connection with the Merger with CECO, the Company has also entered into an engagement with Morgan Stanley for financial advisory and related services. Refer to Note 14, "Commitments and Contingencies" for more information.
Share repurchases
On May 22, 2025, the Company announced that the board of directors had refreshed the authorization back to $50.0 million for the repurchase of the Company's outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. As of March 31, 2026, we have $38.5 million of remaining unused and authorized availability under the Repurchase Program. The Repurchase Program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. Refer to Note 6, "Net Income per Common Share" for more information.
Senior secured credit facility
See Note 12, “Long-Term Debt” to our consolidated financial statements and accompanying notes thereto included in Item 8 of this annual report for additional information on our senior secured term loan and revolving credit facilities, which are hereby incorporated by reference into this Item 7. At March 31, 2026, we had $19.7 million outstanding borrowings under our revolving credit facility and $94.3 million of available capacity thereunder, after taking into account the borrowing base and letters of credit outstanding, which totaled $1.0 million. From time to time, we may choose to utilize our revolving credit facility to fund operations, acquisitions or other investments, despite having cash available within our consolidated group in light of the cost, timing and other business considerations.
As of March 31, 2026, we had $121.4 million of outstanding principal on our term loan facilities, net of deferred debt issuance costs. Each of the term loans will amortize as set forth in the table below, with payments due on the first day of each January, April, July and October, with the balance of each term loan facility due at maturity.

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
We expect our capital expenditures to approximate 3% to 3.5% of revenue in fiscal 2027. Additionally, we will be required to pay $7.8 million in principal payments and approximately $6.1 million in interest payments on our long-term debt in the next 12 months. Our estimate of interest expense above was derived from our variable interest rates at March 31, 2026, and is subject to change. See further details in Note 12, "Long-Term Debt." We also have payment commitments of $1.7 million, mostly related to long-term information technology contracts, of which $1.0 million are due within the next 12 months.

Selected Cash Flow Data:	Year Ended March 31,
(Dollars in thousands)	2026	2025	2024
Total cash provided by/(used in):
Operating activities	$46,795	$63,118	$65,955
Investing activities	(13,081)	(14,970)	(109,522)
Financing activities	(17,316)	(56,419)	56,533

Free Cash Flow(1)
Cash provided by operating activities	$46,795	$63,118	$65,955
Less: Cash used for purchases of property, plant, and equipment	(13,931)	(10,249)	(11,016)
Free Cash Flow	$32,864	$52,869	$54,939
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
Year Ended March 31, 2026 ("fiscal 2026") Compared to the Year Ended March 31, 2025 ("fiscal 2025")
Net cash provided by/(used in) operating activities. Net cash provided by operating activities declined primarily due to relatively greater cash used in working capital needs, such as accounts receivable and inventory, which resulted from improved business activity and demand for liquid load bank products. Additionally, net income was lower in fiscal 2026, mainly as a result of the transaction costs in connection with the Merger with CECO. This collective use of cash was partially offset by higher non-cash activity, such as increased stock compensation expense.
Net cash provided by/(used in) investing activities. Cash used in investing activities decreased in fiscal 2026 compared to fiscal 2025. In fiscal 2025, we acquired F.A.T.I., while no acquisitions were made in fiscal 2026. Additionally, fiscal 2025 included $5.8 million of proceeds from the sale of our Denver property, with no similar transaction in fiscal 2026. These fiscal 2025 items resulted in a net use of cash. The relative year over decrease caused by these items was mostly muted by relatively higher capital expenditures in fiscal 2026.
Net cash provided by/(used in) financing activities. Cash used in financing activities decreased in fiscal 2026 compared to fiscal 2025, primarily due to lower payments against term and revolving debt as a result of relatively lower cash flows from operations as described above. Plus, the Company maintained a relatively higher cash balance at the end of fiscal 2026 versus the prior year.
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
Free Cash Flow totaled $32.9 million for fiscal 2026 as compared to $52.9 million for fiscal 2025, a decrease primarily due to lower cash flows from operations, which stemmed from the investments in inventory and other working capital needs as described above.
Year Ended March 31, 2025 ("fiscal 2025") Compared to the Year Ended March 31, 2024 ("fiscal 2024")
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 22, 2025, for a discussion of net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities in fiscal 2025 as compared to fiscal 2024.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements not already disclosed. In addition, we do not have any interest in entities commonly referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Critical Accounting Policies and Estimates
    The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Our most significant financial statement estimates include revenue recognition and valuation of goodwill and other intangible assets.
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
Non-GAAP Financial Measures
    Disclosure in this annual report of "Adjusted EPS," "Adjusted EBITDA," "Adjusted Net Income," and "Free Cash Flow," which are "non-GAAP financial measures" as defined under the rules of the Securities and Exchange Commission (the "SEC"), are intended as supplemental measures of our financial performance that are not required by, or presented in accordance with, U.S. generally accepted accounting principles ("GAAP"). "Adjusted Net Income" and "Adjusted fully diluted earnings per share" ("Adjusted EPS") represents net income attributable to Thermon before costs related to acceleration of unamortized debt costs, the tax benefit from income tax rate reductions in certain foreign jurisdictions, withholding tax on dividend related to the debt amendment, amortization of intangible assets, transaction-related costs, the income tax effect on any non-tax adjustments, costs associated with our restructuring and other income/(charges), other impairment charges/(income), and loss on debt extinguishment, per fully-diluted common share in the case of Adjusted EPS. "Adjusted EBITDA" represents net income attributable to Thermon before interest expense (net of interest income), income tax expense, depreciation and amortization expense, stock-based compensation expense, impairment and other charges/(income), loss on debt extinguishment, transaction-related costs, expenses associated with our restructuring and other income/(charges), and expenses related to our Enterprise Resource Planning ("ERP") system implementation. "Free cash flow" represents cash provided by operating activities less cash used for the purchase of property, plant and equipment.
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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended March 31,
(Dollars in thousands)	2026	2025	2024
Net income	$44,571	$53,515	$51,588
Interest expense, net	7,995	10,325	8,845
Income tax expense	19,655	16,604	16,086
Depreciation and amortization	22,466	22,339	18,837
EBITDA (non-GAAP)	$94,687	$102,783	$95,356
Stock-based compensation	8,244	5,244	5,754
Transaction-related costs(1)	12,894	355	2,107
Restructuring and other charges/(income)(2)	1,334	292	984
Debt issuance costs(3)	523	—	—
ERP implementation-related costs	1,904	557	—
Adjusted EBITDA (non-GAAP)	$119,586	$109,231	$104,201
(1) Fiscal 2026 charges relate to the pending Merger with CECO. Fiscal 2025 charges relate to the October 2024 F.A.T.I. acquisition.
(2) Fiscal 2026 charges associated with cost-cutting measures. Fiscal 2025 charges associated with cost-cutting measures including reduction-in-force and facility consolidation, of which $0.1 million are in cost of sales.
(3) Debt issuance costs related to the July 2025 refinancing of the Company's credit facility.
The following table reconciles net income to Adjusted Net Income and Adjusted EPS for the periods presented:

	Year ended March 31,
(Dollars in thousands, except per share data)	2026	2025	2024
Net income	$44,571	$53,515	$51,588
Amortization of intangible assets	13,428	13,681	10,158
Transaction-related costs(1)	12,894	355	2,107
Restructuring and other charges/(income)(2)	1,334	292	984
ERP implementation-related costs	1,904	557	—
Tax benefit from the release of uncertain tax position reserve	—	(1,046)	—
Debt issuance costs(3)	523	—	—
Tax effect of adjustments	(4,132)	(3,582)	(2,947)
Adjusted net income (non-GAAP)	$70,522	$63,772	$61,890

Adjusted fully diluted earnings per common share (non-GAAP)	$2.15	$1.87	$1.82

Fully-diluted common shares - (thousands)	32,800	34,058	34,067
(1) Fiscal 2026 charges relate to the pending Merger with CECO. Fiscal 2025 charges relate to the October 2024 F.A.T.I. acquisition.
(2) Fiscal 2026 charges associated with cost-cutting measures. Fiscal 2025 charges associated with cost-cutting measures including reduction-in-force and facility consolidation, of which $0.1 million are in cost of sales.
(3) Debt issuance costs related to the July 2025 refinancing of the Company's credit facility.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.
Foreign currency risk related to operations. We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 51% of our fiscal 2026 consolidated revenues were generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our manufacturing facilities located elsewhere, primarily the U.S., Canada and Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.
We have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days or less. We do not use forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in Other income/(expense). The fair value is determined by quoted prices on identical forward contracts (Level 2 fair value). The balance sheet reflects unrealized gains within accounts receivable and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2026 and 2025, the notional amounts of forward contracts we held to buy U.S. dollars in exchange for other major international currencies were $10.4 million and $16.8 million, respectively.
During fiscal 2026, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. dollar relative to the Canadian Dollar would result in a net decrease in net income of $3.0 million for fiscal 2026. Conversely, a 10% depreciation of the U.S. dollar relative to the Canadian Dollar would result in a net increase in net income of $3.6 million for fiscal 2026. A 10% appreciation of the U.S. dollar relative to the Euro would result in a net decrease in net income of $0.8 million for fiscal 2026. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a net increase in net income of $1.0 million for fiscal 2026.
The geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Net of forward contracts, the impact of foreign currency transactions on our consolidated statements of operations were losses of $0.7 million and gains of $0.1 million in fiscal 2026 and fiscal 2025, respectively.
Because our consolidated financial results are reported in U.S. dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. In fiscal 2026, we estimate that our sales were positively impacted by $6.1 million when compared to foreign exchange translation rates that were in effect in fiscal 2025. Foreign currency impact on revenue is calculated by comparing actual current period revenue in U.S. dollars to theoretical U.S. Dollar revenue we would have achieved based on the weighted-average foreign exchange rates in effect in the comparative prior periods for all applicable foreign currencies. At each balance sheet date, we translate our assets and liabilities denominated in foreign currency to U.S. dollars. The balances of our foreign equity accounts are translated at their historical values. The difference between the current rates and the historical rates are posted to our currency translation account and reflected in the equity section of our balance sheet. The effect of foreign currency translation was a gain of $10.0 million in fiscal 2026 and loss of $15.5 million in fiscal 2025. Currency translation gains or losses are reported as part of comprehensive income or loss in our accompanying consolidated financial statements.
Foreign currency risks related to intercompany notes. Refer to Note 3, "Fair Value Measurements" for more information. Also, refer to Item 1A, "Risk Factors" for further discussion regarding our risk as it relates to foreign currency.
Interest rate risk and foreign currency risk relating to debt. Borrowings under both our variable rate term loan A credit facility and revolving credit facility incur interest expense that is variable in relation to the SOFR rate. The interest rate for borrowings under our term loan A credit facility was 5.17% for the U.S. term loan as of March 31, 2026. Based on historical balances on our revolving credit facility, we do not anticipate that a one percent increase or decrease in our interest rate would have a significant impact on our operations. We cannot provide any assurances that historical revolver borrowings will be reflective of our future use of the revolving credit facility. As of March 31, 2026, we had $19.7 million outstanding principal under our revolving credit facility.

    As of March 31, 2026, we had $121.9 million of outstanding principal under our variable rate SOFR-based term loan A credit facilities. Based on the outstanding borrowings, a one percent change in the interest rate would result in a $1.4 million increase or decrease in our annual interest expense.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Thermon Group Holdings, Inc. and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 21, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of estimated costs at completion for revenue recognized over time under select fixed fee contracts
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company recognizes a proportionate amount of contract revenue for fixed fee contracts using the cost-to-cost method, which depicts performance towards satisfaction of the performance obligation. For the year ended March 31, 2026, the Company recognized $160,711 thousand of over time revenues, which included revenue recognized under fixed fee contracts.
We identified the evaluation of estimated costs at completion for revenue recognized over time under select fixed fee contracts as a critical audit matter. A high degree of subjective auditor judgment was required because of the variability and inherent uncertainty associated with the estimated costs of material and labor to complete contracts.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process for fixed fee contracts, including controls related to contract review and setup, project cost accumulation, monitoring of project status and estimated costs at completion. For a selection of fixed fee contracts, we evaluated the estimated costs at completion by:
•inspecting the underlying contract and related amendments to obtain an understanding of the contractual requirements and related performance obligations

•inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias
•comparing a selection of costs of material and labor in the estimated costs at completion to source documents, costs incurred to date on the project and costs incurred on similar projects
•comparing management’s prior forecasts of estimated costs of material and labor to actual results to evaluate management’s ability to accurately forecast.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Austin, Texas
May 21, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Thermon Group Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Thermon Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated May 21, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Austin, Texas
May 21, 2026

Thermon Group Holdings, Inc.
 Consolidated Statements of Operations and Comprehensive Income
(U.S. Dollars in thousands, except share and per share data)

	Year Ended March 31, 2026	Year Ended March 31, 2025	Year Ended March 31, 2024
Sales	$536,263	$498,207	$494,629
Cost of sales	293,207	275,311	283,065
Gross profit	243,056	222,896	211,564
Operating expenses:
Selling, general and administrative expenses	158,290	129,307	123,820
Deferred compensation plan expense/(income)	599	452	1,231
Amortization of intangible assets	13,428	13,681	10,158
Restructuring and other charges/(income)	—	(301)	984
Income from operations	70,739	79,757	75,371
Other income/(expenses):
Interest expense, net	(7,995)	(10,325)	(8,845)
Other income/(expense)	1,482	687	1,148
Income before provision for income taxes	64,226	70,119	67,674
Income tax expense	19,655	16,604	16,086
Net income	44,571	53,515	51,588
Other comprehensive income:
Net income	$44,571	$53,515	$51,588
Foreign currency translation adjustment	10,011	(15,515)	836
Other	—	(79)	29
Total comprehensive income	$54,582	$37,921	$52,453
Net income per common share:
Basic	$1.37	$1.59	$1.53
Diluted	1.36	1.57	1.51
Weighted-average shares used in computing net income per common share:
Basic	32,540,731	33,707,804	33,670,861
Diluted	32,800,016	34,058,239	34,066,987

The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Balance Sheets
(U.S. Dollars in thousands, except share and per share data)

	March 31, 2026	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$52,275	$39,537
Accounts receivable, net of allowances of $1,355 and $1,230 as of March 31, 2026 and 2025, respectively	125,414	109,830
Inventories, net	118,148	88,980
Contract assets	26,737	19,188
Prepaid expenses and other current assets	18,574	16,526
Income tax receivable	53	231
Total current assets	$341,201	$274,292
Property, plant and equipment, net of depreciation and amortization of $81,934 and $75,773 as of March 31, 2026 and 2025, respectively	79,739	72,824
Goodwill	269,041	264,331
Intangible assets, net	103,660	115,283
Operating lease right-of-use assets	14,783	11,192
Deferred income taxes	1,121	895
Other non-current assets	21,030	16,635
Total assets	$830,575	$755,452
Liabilities and equity
Current liabilities:
Accounts payable	$41,110	$31,185
Accrued liabilities	49,779	35,788
Current portion of long-term debt	7,813	18,000
Contract liabilities	19,471	19,604
Lease liabilities	4,701	4,023
Income taxes payable	3,962	4,063
Total current liabilities	$126,836	$112,663
Borrowings under revolving credit facility	19,700	—
Long-term debt, net of current maturities and deferred debt issuance costs of $503 and $508 as of March 31, 2026 and 2025, respectively	113,559	120,366
Deferred income taxes	10,861	9,756
Non-current lease liabilities	12,099	9,299
Other non-current liabilities	8,813	8,053
Total liabilities	$291,868	$260,137
Equity
Common stock: $.001 par value; 150,000,000 authorized; 34,169,520 issued and 32,866,352 outstanding, and 33,945,413 shares issued and 33,243,370 outstanding at March 31, 2026 and 2025, respectively	33	33
Preferred stock: $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Additional paid-in capital	250,785	246,201
Treasury stock, common stock, at cost; 1,303,168 and 702,043 shares at March 31, 2026 and 2025, respectively	(36,162)	(20,388)
Accumulated other comprehensive loss	(62,818)	(72,829)
Retained earnings	386,869	342,298
Total equity	$538,707	$495,315
Total liabilities and equity	$830,575	$755,452
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Equity
(U.S. Dollars in thousands, except share and per share data)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2023	33,508,076	$33	$239,860	$—	$237,195	$(58,100)	$418,988
Issuance of common stock as deferred compensation to directors	22,829	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	98,177	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	101,161	—	—	—	—	—	—
Stock compensation expense	—	—	5,754	—	—	—	5,754
Repurchase of employee stock units on vesting	—	—	(2,058)	—	—	—	(2,058)
Repurchase of shares under authorized program	(8,018)	—	—	(250)	—	—	(250)
Net income	—	—	—		51,588	—	51,588
Foreign currency translation adjustment	—	—	—	—	—	836	836
Other	—	1	(1)	—	—	29	29
Balances at March 31, 2024	33,722,225	$34	$243,555	$(250)	$288,783	$(57,235)	$474,887
Issuance of common stock in exercise of stock options	33,573	—	632	—	—	—	632
Issuance of common stock as deferred compensation to directors	21,802	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	72,013	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	87,782	—	—	—	—	—	—
Stock compensation expense	—	—	5,244	—	—	—	5,244
Repurchase of employee stock units on vesting	—	—	(3,230)	—	—	—	(3,230)
Repurchase of shares under authorized program	(694,025)	—	—	(20,138)	—	—	(20,138)
Net income	—	—	—	—	53,515	—	53,515
Foreign currency translation adjustment	—	—	—	—	—	(15,515)	(15,515)
Other	—	(1)	—	—	—	(79)	(80)
Balances at March 31, 2025	33,243,370	$33	$246,201	$(20,388)	$342,298	$(72,829)	$495,315
Issuance of common stock in exercise of stock options	5,074	—	72	—	—	—	72
Issuance of common stock as deferred compensation to directors	22,851	—	—	—	—	—	—
Issuance of common stock as deferred compensation to employees	90,952	—	—	—	—	—	—
Issuance of common stock as deferred compensation to executive officers	105,230	—	—	—	—	—	—
Stock compensation expense	—	—	8,244	—	—	—	8,244
Repurchase of employee stock units on vesting	—	—	(3,732)	—	—	—	(3,732)
Repurchase of shares under authorized program	(601,125)	—	—	(15,774)	—	—	(15,774)
Net income	—	—	—	—	44,571	—	44,571
Foreign currency translation adjustment	—	—	—	—	—	10,011	10,011
Other	—	—	—	—	—	—	—
Balances at March 31, 2026	32,866,352	$33	$250,785	$(36,162)	$386,869	$(62,818)	$538,707
The accompanying notes are an integral part of these consolidated financial statements

Thermon Group Holdings, Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)

	Year Ended March 31, 2026	Year Ended March 31, 2025	Year Ended March 31, 2024
Operating activities
Net income	$44,571	$53,515	$51,588
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,466	22,339	18,837
Amortization of debt costs	497	486	489
Stock compensation expense	8,244	5,244	5,754
Deferred income taxes	619	(1,081)	(2,079)
Reserve release for uncertain tax positions	—	(1,046)	84
Remeasurement (gain)/loss on intercompany balances	(75)	36	(784)
Changes in operating assets and liabilities:
Accounts receivable	(13,205)	(4,220)	(540)
Inventories	(28,021)	(698)	3,778
Contract assets and liabilities	(7,736)	(6,655)	(101)
Other current and non-current assets	(3,089)	(9,402)	(4,935)
Accounts payable	8,485	(1,156)	2,707
Accrued liabilities and non-current liabilities	14,083	3,410	(6,355)
Income taxes payable and receivable	(44)	2,346	(2,488)
Net cash provided by operating activities	$46,795	$63,118	$65,955
Investing activities
Purchases of property, plant and equipment	$(13,931)	$(10,249)	$(11,016)
Sales of rental equipment	850	65	99
Proceeds from sale of property, plant and equipment	—	5,759	840
Proceeds from disposal of business	—	—	1,027
Cash paid for acquisitions, net of cash acquired	—	(10,545)	(100,472)
Net cash used in investing activities	$(13,081)	$(14,970)	$(109,522)
Financing activities
Proceeds from Term Loan A	$125,000	$—	$100,000
Payments on Term Loan A	(142,000)	(28,625)	(30,872)
Proceeds from revolving credit facility	36,711	12,000	18,000
Payments on revolving credit facility	(17,011)	(17,000)	(27,500)
Issuance costs associated with debt financing	(523)	—	(759)
Lease financing	(59)	(58)	(28)
Issuance of common stock including exercise of stock options	72	632	—
Repurchase of employee stock units on vesting	(3,732)	(3,230)	(2,058)
Repurchase of treasury shares under authorized program	(15,774)	(20,138)	(250)
Net cash provided by/ (used in) financing activities	$(17,316)	$(56,419)	$56,533
Effect of exchange rate changes on cash and cash equivalents	29	(738)	(1,055)
Change in cash and cash equivalents	$16,427	$(9,009)	$11,911
Cash, cash equivalents and restricted cash at beginning of period	41,422	50,431	38,520
Cash, cash equivalents and restricted cash at end of period	$57,849	$41,422	$50,431
Supplemental cash flow information:
Interest paid	$8,543	$10,405	$9,178
Income taxes paid	18,189	16,498	23,130
Income tax refunds received	189	1,497	2,829
Purchases of property, plant and equipment in accounts payable	1,269	311	654
The accompanying notes are an integral part of these consolidated financial statements.

Thermon Group Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Years Ended March 31, 2026, 2025 and 2024
1. Organization and Summary of Significant Accounting Policies
Organization
Thermon Group Holdings, Inc. and its direct and indirect subsidiaries are referred to collectively as "we," "our," "us," the "Company," or "Thermon" herein. We are one of the largest providers of highly engineered industrial process heating solutions for process industries. For over 70 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other, which we refer to as our "key end markets."
Basis of Consolidation and Presentation
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest. All intercompany balances have been eliminated in consolidation. Consolidated subsidiaries domiciled in foreign countries comprised approximately 51%, 49% and 51% of the Company's consolidated sales for fiscal 2026, 2025 and 2024, respectively, and 47% and 47% of the Company's consolidated total assets at March 31, 2026 and 2025, respectively. In our opinion, the accompanying consolidated financial statements present fairly our financial position at March 31, 2026 and 2025, and the results of operations for the years ended March 31, 2026, 2025, and 2024. Certain prior year balances have been reclassified to conform with current presentation.
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

	March 31, 2026	March 31, 2025	March 31, 2024
Cash and cash equivalents	$52,275	$39,537	$48,631
Restricted cash included in prepaid expenses and other current assets	5,574	1,885	1,800
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$57,849	$41,422	$50,431
    Of the total restricted cash balance, $1,417, $789, and $518 related to outstanding bank guarantees at March 31, 2026, 2025, and 2024, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company's receivables are recorded at cost when earned and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables is net of allowance for credit losses. If events or changes in circumstances indicate specific receivable balances might be impaired, further consideration is given to the Company's ability to collect those balances and the allowance is adjusted accordingly. The Company has established an allowance for credit losses based upon an analysis of aged receivables as well as specific reserves for certain accounts. Past due receivable balances are written off when the Company's internal collection efforts have been unsuccessful in collecting the amounts due.
The Company's primary base of customers operates in the general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage, rail and transit, and other industries. Historically, we have not experienced significant collection losses on sales to these customers. The Company's receivables are not concentrated within any one geographic segment nor are they subject to any current economic conditions that would subject the Company to unusual risk. At March 31, 2026 and 2025, no one customer represented more than 10% of the Company's accounts receivable balance.
At March 31, 2026 and 2025, we had $3,637 and $4,422, respectively, of balances billed but not paid by customers under retention provisions of our contracts. Retention balances typically represent hold backs against project completion.
The Company performs credit evaluations of new customers and sometimes requires deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for credit losses was $1,355 and $1,230 as of March 31, 2026 and 2025, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.
The following table summarizes the annual changes in our allowance for credit losses:

Balance at March 31, 2024	$1,428
Additions to reserve	819
Write-off of uncollectible accounts	(1,017)
Balance at March 31, 2025	$1,230
Additions to reserve	415
Write-off of uncollectible accounts	(290)
Balance at March 31, 2026	$1,355
Inventories
Inventories, principally raw materials and finished goods, are valued at the lower of cost or net realizable value. Our finished goods inventory consists primarily of completed electrical cable that has been manufactured for various heat tracing solutions, as well as various types of immersion, circulation and space heaters for our process heating business. Most of our manufactured product offerings are built to industry standard specifications that have general purpose applications and therefore are sold to a variety of customers in various industries. Some of our products, such as custom orders and ancillary components outsourced from third-party manufacturers, have more specific applications and therefore may be at a higher risk of inventory obsolescence. We determine the inventory valuation reserves based on recent actual usage history. In cases where we are aware of changes needed in the valuation of a certain item, a specific reserve is recorded to reduce the item to its estimated net realizable value using an estimate of expected sales price less any disposal costs.
Cloud Computing Arrangements
The Company capitalizes implementation costs associated with its Cloud Computing Arrangements (“CCA”) consistent with costs capitalized for internal-use software. The CCA costs are amortized over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. The amortization expense is recorded within selling, general, and administrative expenses in the Company's consolidated statements of operations and comprehensive income, which is within the same line item as the related hosting fees. The balance of the unamortized CCA implementation costs totaled $12,784 and $8,250 as of March 31, 2026 and 2025, respectively. Of this total, $2,209 and $1,206 was recorded within prepaid expenses and other current assets and $10,575 and $7,044 was recorded within other non-current assets on the Company's consolidated balance sheets as of March 31, 2026 and 2025, respectively. The CCA implementation costs are recorded within operating activities in the Company's consolidated statements of cash flows.
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
The Company determined no impairment of long-lived assets existed in fiscal 2026, 2025, or 2024.
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
We have the option to perform a qualitative assessment to satisfy the annual test requirement if we believe that it is more likely than not that we do not have an impairment in any one of our reporting units. Otherwise, we perform a full quantitative assessment. For a full quantitative assessment, if the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on a discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates and discount rates.
In fiscal 2026, we elected to test our goodwill and other intangible assets for impairment using the qualitative method.
We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis in our fourth quarter, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. In fiscal 2026, 2025 and 2024, the Company determined that no impairment of goodwill existed.
Other intangible assets include indefinite lived intangible assets for which we must also perform an annual test of impairment. The Company's indefinite-lived intangible assets consist primarily of trademarks. If a full quantitative assessment is warranted, the fair value of the Company's trademarks is calculated using a "relief from royalty payments" methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of trademarks similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each trademark. This fair value is then compared with the carrying value of each trademark. In fiscal 2026, we performed a qualitative assessment. The results of this test during the fourth quarter of our fiscal year indicated that there was no impairment of our indefinite life intangible assets during fiscal 2026, 2025 or 2024.
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
The fair value assigned to identifiable intangible assets acquired is determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are the attrition rate, revenue growth rates, earnings before interest, taxes, depreciation and amortization, ("EBITDA") margins, royalty rates, and the discount rate. Some of these assumptions are based on company-specific information and projections, which are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected within the consolidated financial statements from the date of acquisition. Refer to Note 2, "Acquisition" for more information.
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
We are also required to determine the fair value of stock-based awards at the grant date. For option awards that are subject to service conditions and/or performance conditions, we estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. Some of our option grants and awards included a market condition for which we used a Monte Carlo pricing model to establish grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted. Refer to Note 15, "Stock-Based Compensation" for more information.
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
Research and Development
Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income. Research and development expenses include salaries, direct material costs incurred, plus building and other overhead expenses. The amounts expensed for fiscal 2026, 2025 and 2024 were $9,511, $9,408 and $9,799, respectively.
Loss Contingencies
We accrue for probable losses from contingencies on an undiscounted basis when such costs are considered probable of being incurred and are reasonably estimable. Legal expenses related to such matters are expensed as incurred. We regularly evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a material loss may have been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.
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
Recent Accounting Pronouncements
Income taxes - In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. We implemented ASU 2023-09 in fiscal 2026 for our annual report on Form 10-K. The adoption of this ASU did not materially impact our consolidated financial statements.
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
2. Acquisition
F.A.T.I.
On October 2, 2024, we acquired Fabbrica Apparecchiature Termoelettriche Industriali – F.A.T.I. – S.r.l. ("F.A.T.I.") (the "F.A.T.I. Acquisition"). F.A.T.I., based in Italy, is a leading designer and manufacturer of electrical heaters and heating systems for a broad range of industrial end markets, including oil and gas, pharmaceutical, renewables, nuclear and HVAC. Since its founding nearly 80 years ago, F.A.T.I. has built a high-quality portfolio of technologically advanced and reliable solutions for the industrial electric heating market that are available in over 30 countries around the globe. In fiscal 2026, F.A.T.I. contributed $26,375 in Sales and $3,597 in Net income to our consolidated operating results.
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

Purchase Price Allocation - F.A.T.I.
	Amortization Period (years)	Fair Value
Cash		$2,278
Accounts receivable		2,088
Inventories		3,434
Other current assets		1,113
Property, plant and equipment		7,580
Intangibles:
Customer relationships	10	1,776
Trademarks	5	502
Developed technology	15	1,909
Goodwill(1)		2,447
Total fair value of assets acquired		$23,127
Current and non-current liabilities		(8,394)
Total fair value of liabilities acquired		$(8,394)
Total purchase price		$14,733
(1) The goodwill related to the F.A.T.I. Acquisition is not deductible for tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the acquisition mentioned above occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of transaction related costs of zero, $253, and zero in the fiscal years ended March 31, 2026, 2025, and 2024, respectively.

in thousands, unaudited	Twelve Months Ended March 31, 2026	Twelve Months Ended March 31, 2025	Twelve Months Ended March 31, 2024
Sales	$536,263	$504,223	$507,229
Net income	44,571	53,461	51,986

3. Fair Value Measurements
We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value and expands on required disclosures regarding fair value measurements.
Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The use of inputs in the valuation process is categorized into a three-level fair value hierarchy.
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
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. At March 31, 2026 and 2025, no assets or liabilities were valued using Level 3 criteria, except as described in Note 2, "Acquisition."
    Information about our financial assets and liabilities measured at fair value are as follows (our outstanding principal amount of the senior secured facility is reported at carrying value):

	March 31, 2026		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial Assets:
Deferred compensation plan assets	$9,020	$9,020	$8,206	$8,206	Level 1 - Market Approach
Foreign currency contract forwards assets	—	—	1	1	Level 2 - Market Approach
Financial Liabilities:
Outstanding principal amount of senior secured credit facility	$121,875	$121,266	$138,874	$138,180	Level 2 - Market Approach
Deferred compensation plan liabilities	8,831	8,831	8,030	8,030	Level 1 - Market Approach
Foreign currency contract forwards liabilities	209	209	491	491	Level 2 - Market Approach
Outstanding borrowings from revolving line of credit	19,700	19,700	—	—	Level 2 - Market Approach
Long-term Debt
At March 31, 2026 and 2025, the fair value of our long-term debt is based on market quotes available for issuance of debt with similar terms. As the quoted price is only available for similar financial assets, the Company concluded the pricing is indirectly observable through dealers and has been classified as Level 2.
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
Foreign Currency Forward Contracts
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to address the risk associated with fluctuations of certain foreign currencies. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany transactions. Our forward contracts generally have terms of 30 days. We do not use forward contracts for trading purposes or designate these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses are intended to offset gains and losses resulting from settlement of payments received from our foreign operations which are settled in U.S. dollars. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other expense. The fair value is determined by quoted prices from active foreign currency markets (Level 2). The consolidated balance sheets reflect unrealized gains within accounts receivable, net and unrealized losses within accrued liabilities. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of March 31, 2026 and 2025, the notional amounts of forward contracts as well as the related fair values were as follows:

	March 31, 2026	March 31, 2025
Euro	10,353	10,280
Canadian Dollar	—	2,000
South Korean Won	—	2,500
Mexican Peso	—	2,000
Total notional amounts	$10,353	$16,780
    Recognized foreign currency gains or losses related to our forward contracts in the accompanying consolidated statements of operations and comprehensive income were gains/(losses) of $(75), $(563) and $243 for fiscal 2026, 2025 and 2024, respectively. Gains and losses from our forward contracts are intended to be offset by transaction gains and losses from the settlement of transactions denominated in foreign currencies. The Company realized net foreign currency gains/(losses) of

$(707), $74, and $(205) for fiscal 2026, 2025, and 2024, respectively. Foreign currency gains and losses are recorded within other income/(expense) in our consolidated statements of operations and comprehensive income.
4. Leases
Description of Leases
The significant majority of our lease obligations are for real property. We lease numerous facilities relating to our operations, primarily for office, manufacturing and warehouse facilities, as well as, from time to time, both long-term and short-term employee housing. Leases for real property have terms ranging from month-to-month to ten years. We also lease various types of equipment, including vehicles, office equipment (such as copiers and postage machines), heavy warehouse equipment (such as forklifts), heavy construction equipment (such as cranes), medium and light construction equipment used for customer project needs (such as pipe threading machines) and mobile offices and other general equipment that is normally associated with an office environment. Equipment leases generally have terms ranging from six months to five years.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us.
    We lease temporary power products produced by our Thermon Power Solutions Inc. (“TPS”) division to our customers on a short-term basis. Lease contracts associated with such rental of the temporary power products have historically been month-to-month contracts without purchase options. No lease contracts in which the Company was the lessor have had an initial term in excess of one year. We recognized revenue of $9,408, $7,197, and $8,674 in fiscal 2026, 2025, and 2024, respectively related to our rental business, which we include within our over time revenue for disaggregation purposes.
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
Discount Rate
The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. A large concentration of the Company's operating lease liabilities are attributed to our US-LAM operations. Our EMEA operations and Asia Pacific ("APAC") operations have limited borrowing needs and rely on cash from operations. However, the U.S. operating subsidiary can make intercompany loans if necessary from its available credit capacity given the more preferential rates available to our U.S. operating subsidiary and the ease with which funds can be drawn from the debt facilities already established within the U.S. Considering this, the Company has utilized its U.S. credit facility rate as the worldwide incremental borrowing rate. During the fiscal year ended March 31, 2026, rates applicable at or close to the time of the inception of the lease were used to establish the new lease liabilities.

Lease Term and Discount Rate	March 31, 2026	March 31, 2025
Weighted average remaining lease term (in years):
Operating	4.3	4.4
Finance	2.9	4.8

Weighted average discount rate:
Operating	4.30%	4.29%
Finance	10.11%	4.27%
Supplemental balance sheet information related to leases was as follows:

Assets	Classification	March 31, 2026	March 31, 2025
Operating	Operating lease right-of-use assets	$14,783	$11,192
Finance	Property, plant and equipment	776	545
Total right-of-use assets		$15,559	$11,737

Liabilities
Current:
Operating	Lease liabilities	$4,473	$3,793
Finance	Lease liabilities	228	230
Non-current:
Operating	Non-current lease liabilities	11,597	8,931
Finance	Non-current lease liabilities	502	368
Total lease liabilities		$16,800	$13,322
Supplemental statement of operations information related to leases was as follows:

Lease expense	Classification	Year-Ended March 31, 2026	Year-Ended March 31, 2025	Year-Ended March 31, 2024
Operating lease expense	Selling, general, and administrative expenses	$4,709	$4,239	$3,953

Finance lease expense:
Amortization of ROU assets	Selling, general, and administrative expenses	194	165	149
Interest expense on finance lease liabilities	Interest expense	59	58	28

Short-term lease expense	Selling, general, and administrative expenses	175	14	2
Net lease expense		$5,137	$4,476	$4,132
Supplemental statement of cash flows information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	Year-Ended March 31, 2026	Year-Ended March 31, 2025	Year-Ended March 31, 2024
Operating cash used for operating leases	$5,211	$4,574	$4,231
Operating cash flows used for finance leases	194	165	149
Financing cash flows used for finance leases	59	58	28
Future lease payments under non-cancelable leases as of March 31, 2026 were as follows:

Future Lease Payments	Operating Leases	Finance Leases
Twelve months ending March 31,
2027	$5,007	$292
2028	4,031	292
2029	3,816	203
2030	1,676	62
2031	1,184	—
Thereafter	1,720	—
Total lease payments	$17,434	$849
Less imputed interest	(1,364)	(119)
Total lease liability	$16,070	$730

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
    Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the customer are satisfied; generally this occurs with the transfer of control upon shipment. Revenue from products transferred to customers at a point in time accounted for approximately 70.0%, 70.9% and 60.8% of total revenue for the fiscal year ended March 31, 2026, 2025, and 2024, respectively.
    Our revenues that are recognized over time include generally (i) products and services which are billed on a time and materials basis, and (ii) fixed fee contracts for complex engineered solutions. Revenue from products and services transferred to customers over time accounted for approximately 30.0%, 29.1% and 39.2% of total revenue for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
    For our time and materials service contracts, we recognize revenues as the products and services are provided over the term of the contract.
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
    We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. At March 31, 2026, our open performance obligations with original expected duration of one year or more totaled $28,368. We expect to recognize the remaining revenues associated with unsatisfied or partially satisfied performance obligations within twelve months.
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
    As of March 31, 2026 and 2025, contract assets were $26,737 and $19,188, respectively. There were no credit losses recognized on our contract assets for the year ended March 31, 2026, 2025, or 2024. As of March 31, 2026 and 2025, contract liabilities were $19,471 and $19,604, respectively. Substantially all contract liabilities at March 31, 2025 were recognized in revenue as of March 31, 2026.
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
    Disaggregation of revenues from contracts with customers for fiscal 2026, 2025 and 2024 are as follows:

	Fiscal Year Ended March 31, 2026
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$195,977	$67,311	$263,288
Canada	110,913	52,925	163,838
Europe, Middle East and Africa	47,685	23,871	71,556
Asia-Pacific	20,977	16,604	37,581
Total revenues	$375,552	$160,711	$536,263

	Fiscal Year Ended March 31, 2025
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$192,062	$63,944	$256,006
Canada	110,124	48,845	158,969
Europe, Middle East and Africa	26,559	18,761	45,320
Asia-Pacific	24,327	13,585	37,912
Total revenues	$353,072	$145,135	$498,207

	Fiscal Year Ended March 31, 2024
	Revenues recognized at point-in-time	Revenues recognized over time	Total
United States and Latin America	$146,967	$109,326	$256,293
Canada	101,351	53,968	155,319
Europe, Middle East and Africa	26,581	18,720	45,301
Asia-Pacific	25,707	12,009	37,716
Total revenues	$300,606	$194,023	$494,629
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
The reconciliations of the denominators used to calculate basic net income per common share and diluted net income per common share for fiscal 2026, 2025, and 2024, respectively, are as follows:

	Year Ended March 31, 2026	Year Ended March 31, 2025	Year Ended March 31, 2024
Basic net income per common share
Net income	$44,571	$53,515	$51,588
Weighted-average common shares outstanding	32,540,731	33,707,804	33,670,861
Basic net income per common share	$1.37	$1.59	$1.53

	Year Ended March 31, 2026	Year Ended March 31, 2025	Year Ended March 31, 2024
Diluted net income per common share
Net income	$44,571	$53,515	$51,588
Weighted-average common shares outstanding	32,540,731	33,707,804	33,670,861
Common share equivalents:
Stock options issued	21,821	27,784	29,295
Restricted and performance stock units issued	237,464	322,651	366,831
Weighted average shares outstanding – dilutive	32,800,016	34,058,239	34,066,987
Diluted net income per common share	$1.36	$1.57	$1.51
For the year ended March 31, 2026, 2025, and 2024, 1,820, zero, and 4,706 shares of equity awards, respectively, were not included in the calculation of diluted net income per common share since they would have had an anti-dilutive effect.
Share Repurchase Program
In fiscal 2024, we announced the authorization of a share repurchase program by the Company’s board of directors of up to $50,000 of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases (the "Repurchase Program"). On May 22, 2025, the Company announced that the board of directors had refreshed the authorization back to $50,000. The Repurchase Program does not include a specific timetable or price targets, except for the expiration of the Repurchase Program by May 15, 2027, and may be suspended or terminated at any time. Shares under the current repurchase program may be purchased through open market or privately negotiated transactions at the discretion of management, including through the use of trading plans intended to qualify under Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During fiscal 2026, we purchased 601,125 shares at a weighted average price of $26.21. During fiscal 2025, we purchased 694,025 shares at a weighted average price of $28.99. At March 31, 2026, $38,463 remained authorized under the repurchase program. We record shares of common stock repurchased at cost in treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets.
7. Inventories
    Inventories, net consisted of the following:

	March 31,
	2026	2025
Raw materials	$77,259	$56,281
Work in process	18,482	12,424
Finished goods	27,045	23,562
	122,786	92,267
Valuation reserves	(4,638)	(3,287)
Inventories, net	$118,148	$88,980
     The following table summarizes the annual changes in our valuation reserve accounts:

Balance as of March 31, 2024	$3,767
Additions to reserve	767
Charged to reserve	(1,247)
Balance as of March 31, 2025	3,287
Additions to reserve	1,702
Charged to reserve	(351)
Balance as of March 31, 2026	$4,638
8. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	March 31,
	2026	2025
Land, buildings and improvements	$63,989	$60,233
Machinery and equipment	68,130	61,079
Office furniture and equipment	21,367	18,945
Internally developed software	5,213	5,213
Construction in progress	2,974	3,127
Property, plant and equipment at cost	161,673	148,597
Accumulated depreciation	(81,934)	(75,773)
Property, plant and equipment, net	$79,739	$72,824

Depreciation expense was $9,038, $8,658 and $8,679, in fiscal 2026, 2025, and 2024, respectively.
Included within depreciation expense was amortization of internally developed software of $29, $21, and $226, in fiscal 2026, 2025 and 2024, respectively.

9. Goodwill and Other Intangible Assets
The carrying amount of goodwill for all reporting segments as of March 31, 2026, 2025 and 2024 is as follows:

	US-LAM	Canada	EMEA	APAC	Total
Balance as of March 31, 2024	$133,095	$112,846	$18,532	$6,313	$270,786
Goodwill acquired(1)	(2,065)	—	2,179	—	114
Foreign currency translation impact	—	(6,369)	6	(206)	(6,569)
Balance as of March 31, 2025	$131,030	$106,477	$20,717	$6,107	$264,331
Goodwill acquired(1)	—	—	268	—	268
Foreign currency translation impact	—	3,229	1,301	(88)	4,442
Balance as of March 31, 2026	$131,030	$109,706	$22,286	$6,019	$269,041
(1) - Refer to Note 2, "Acquisition" for more information.
    Our total intangible assets at March 31, 2026, and 2025 consisted of the following:

	Gross Carrying Amount at March 31, 2026	Accumulated Amortization	Net Carrying Amount at March 31, 2026	Gross Carrying Amount at March 31, 2025	Accumulated Amortization	Net Carrying Amount at March 31, 2025
Products	$59,794	$(50,327)	$9,467	$58,034	$(43,042)	$14,992
Trademarks	54,717	(5,092)	49,625	53,882	(3,838)	50,044
Developed technology	30,284	(10,993)	19,291	29,982	(9,010)	20,972
Customer relationships	137,606	(113,057)	24,549	135,679	(107,380)	28,299
Certifications	429	—	429	421	—	421
Other	1,280	(981)	299	1,280	(725)	555
Total	$284,110	$(180,450)	$103,660	$279,278	$(163,995)	$115,283
Products intangible assets have an estimated useful life of 10 years. Some trademarks and certifications have indefinite lives and some have useful lives of 5 years to 10 years. Developed technology has estimated useful lives of 15 years to 20 years. Customer relationships intangibles have useful lives of 2 years to 17 years. The other category of intangibles has an estimated useful life of 5 years. The weighted average useful life for the definite-lived intangibles is 13 years.
Intangible assets held in non-U.S. entities are valued in foreign currencies; accordingly, changes in indefinite life intangible assets, such as certifications, at March 31, 2026 and 2025 were the result of foreign currency translation adjustments. Foreign currency translation adjustments also impacted finite life intangible assets held in non-U.S. entities.
The Company recorded amortization expense of $13,428, $13,681, and $10,158 in fiscal 2026, 2025 and 2024, respectively for intangible assets. Annual amortization of intangible assets for the next five fiscal years and thereafter will approximate the following:

2027	$11,716
2028	9,011
2029	5,480
2030	5,364
2031	4,965
Thereafter	25,653
Total	$62,189
10. Accrued Liabilities
Accrued current liabilities consisted of the following:

	March 31, 2026	March 31, 2025
Accrued employee compensation and related expenses	$27,725	$20,611
Accrued interest	14	613
Warranty reserve	2,427	2,766
Professional fees(1)	12,155	3,067
Sales tax payable	2,643	3,201
Accrued litigation payable	631	1,006
Other(2)	4,184	4,524
Total accrued current liabilities	$49,779	$35,788
(1) - Professional fees include approximately $9,822 of transaction costs related to the Merger. Refer to Note 14, "Commitments and Contingencies" for more information.
(2) - Included in Other in both fiscal 2026 and 2025 is $1,996 related to a dispute with a customer.
11. Revolving Credit Facilities
    Under the Company’s senior secured revolving credit facility described below in Note 12, “Long-Term Debt,” the Company had outstanding borrowings of $19,700 at March 31, 2026, and no outstanding borrowings at March 31, 2025.
12. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2026	March 31, 2025
U.S. Term Loan due September 2026, net of deferred debt issuance costs of zero and $126 as of March 31, 2026, and March 31, 2025, respectively	$—	$60,873
2023 Incremental U.S. Term Loan due September 2026, net of deferred debt issuance costs of zero and $382 as of March 31, 2026, and March 31, 2025, respectively	—	77,493
Amended U.S. Term Loan Facility due July 2030, net of deferred debt issuance costs of $503 as of March 31, 2026	121,372	—
Less current portion	(7,813)	(18,000)
Total	$113,559	$120,366
Senior Secured Credit Facilities
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
Interest Rates and Fees. The US Borrower will have the option to pay interest on the Term Loan and borrowings made to the US Borrower under the Revolving Credit Facility at a base rate, plus an applicable margin, or at a rate based on Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The Canadian Borrower will have the option to pay interest on borrowings made to the Canadian Borrower under the Revolving Credit Facility at a prime rate plus an applicable margin, or at a rate based on the Canadian Overnight Repo Rate ("CORRA") plus an applicable margin. The Dutch Borrower shall pay interest on borrowings made to the Dutch Borrower under the Revolving Credit Facility at a rate based on Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin.
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
In addition, on the last day of any period of four fiscal quarters ending on or after June 30, 2025, the Company must maintain a consolidated fixed charge coverage ratio of not less than 1.25:1.00. As of March 31, 2026, the Company was in compliance with all financial covenants under the Credit Agreement.
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
Debt Issuance Costs
The Company capitalizes and defers the costs associated with establishing our debt and financing arrangements. These costs are amortized as interest expense over the life of the loan or related financing. Additionally, for any unscheduled principal payments the Company will record incremental deferred debt charges on a pro rata basis of the unamortized deferred debt balance at the time of the repayment. When debt or the contract is retired prematurely, the proportionate unamortized deferred issuance costs are expensed as loss on retirement. Deferred debt issuance costs expensed as part of interest expense for fiscal 2026, 2025 and 2024 were $497, $486 and $489, respectively.
We incurred fees to third parties in connection with our entry into the agreements described above. In fiscal 2024, in connection with the 2023 Incremental U.S. Term Loan Facility, we incurred $759 in debt issuance costs.
    At March 31, 2026, we had $94,287 of available borrowing capacity after taking into account amounts drawn under the Revolving Credit Facility and outstanding letters of credit totaling $1,013. The term loans bear interest at the SOFR rate plus an applicable margin dictated by our leverage ratio (as described above). The interest rate was 5.17% for the U.S. Term Loan Facility and the Revolving Credit Facility. Interest expense has been presented net of interest income on our consolidated statements of operations and comprehensive income.
Maturities of long-term debt principal payments are as follows for the fiscal years ended March 31:

2027	$7,813
2028	9,375
2029	9,375
2030	9,375
2031	85,937
Total	$121,875

13. Employee Benefits
The Company has defined contribution plans covering substantially all domestic employees and certain foreign subsidiary employees who meet predefined service and eligibility requirements. Participant benefits are 100% vested upon participation. The Company matches employee contributions, limited to 50% of the first 10% of each eligible employee's salary contributed. The Company's matching contributions to defined contribution plans on a consolidated basis were approximately $3,620, $3,746, and $3,611 in fiscal 2026, 2025, and 2024, respectively.
The Company has an incentive compensation program to provide employees with incentive pay based on the Company's ability to achieve certain sales, profitability, and non-financial objectives. From time to time, the Human Capital Management Committee of the Board of Directors, at its sole discretion, can add additional amounts to the overall incentive pay achieved. The Company recorded approximately $14,376, $6,563, and $6,205 for incentive compensation earned and other discretionary amounts in fiscal 2026, 2025, and 2024, respectively.
    The Company provides a non-qualified deferred compensation plan for certain highly compensated employees where payroll contributions are made by the employees on a pre-tax basis. Included in “Other non-current assets” in the consolidated balance sheets at March 31, 2026 and 2025 were $9,020 and $8,206, respectively, of deferred compensation plan assets held by the Company. The Company has a corresponding liability to participants of $8,831 and $8,030 included in “Other non-current liabilities” in the consolidated balance sheet at March 31, 2026 and 2025, respectively. Deferred compensation plan expense/(income) was $599, $452, and $1,231 for the years ended March 31, 2026, 2025, and 2024 respectively, and is presented as such in our consolidated statements of operations and comprehensive income. Expenses and income from our deferred compensation plan were mostly offset by unrealized gains and losses for the deferred compensation plan included in other income/(expense) on our consolidated statements of operations and comprehensive income. Our unrealized (gains)/losses on investments were $(611), $(499), and $(1,290) for the year ended March 31, 2026, 2025, and 2024, respectively.
14. Commitments and Contingencies
Letters of Credit, Bank Guarantees, and Other Commitments
The Company maintains letters of credit, bank guarantees, and performance bonds. Together, these totaled $11,408 and $13,174 at March 31, 2026 and 2025, respectively, and are described further below.
We had $5,751 and $7,867 of outstanding letters of credit issued to customers at March 31, 2026 and 2025, respectively. This amount includes $1,417 and $789 at March 31, 2026 and 2025, respectively, in cash‑secured bank guarantees, as described in Note 1, “Organization and Summary of Significant Accounting Policies.” The remaining balance consists of $1,013 and $2,108 in letters of credit that reduce the borrowing capacity under our Revolving Credit Facility and $3,322 and $4,670 in letters of credit that do not affect borrowing capacity and do not require restricted cash at March 31, 2026 and 2025, respectively.
We had $5,657 and $5,307 of outstanding performance bonds primarily related to the Company's engineered solutions and related projects.
In addition to the $11,408 and $13,174 described above, our Indian subsidiary also had $3,866 and $4,247 of non‑collateralized customs bonds outstanding to support customs and duties obligations in India, at March 31, 2026 and 2025, respectively.
In connection with the Merger with CECO, the Company has entered into an engagement with Morgan Stanley for financial advisory and related services, pursuant to which fees of approximately $33,136 may become payable in connection with the successful completion of the Merger. As of the reporting date, no liability has been recorded for these fees, as the services giving rise to the obligation had not yet been rendered.
The Company has entered into information technology service agreements with several vendors. The service fees expense amounted to $5,075, $4,857, and $4,018 in fiscal 2026, 2025, 2024, respectively. The future annual service fees under the service agreements are as follows for the fiscal years ended March 31:

2027	$956
2028	346
2029	346
2030	91
2031	—
Thereafter	—
Total	$1,739

Changes in the Company's warranty reserve are as follows:

Balance at March 31, 2024	$978
Reserve for warranties issued during the period	3,165
Settlements made during the period	(1,378)
Balance at March 31, 2025	$2,765
Reserve for warranties issued during the period	2,241
Settlements made during the period	(2,579)
Balance at March 31, 2026	$2,427
Legal Proceedings
We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. As of March 31, 2026, we have established an estimated liability associated with the aforementioned disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one reporting period. Refer to Note 10, "Accrued Liabilities" for more information regarding our accruals related to these proceedings.
15. Stock-Based Compensation
The Board of Directors has adopted and the stockholders have approved three stock option award plans. The 2010 Thermon Group Holdings, Inc. Restricted Stock and Stock Option Plans ("2010 Plan") was approved on July 28, 2010. The plan authorized the issuance of 2,767,171 stock options or restricted shares (on a post stock split basis). On April 8, 2011, the Board of Directors approved the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). The 2011 LTIP made available 2,893,341 shares of the Company's common stock that may be awarded to employees, directors or non-employee contractors' compensation in the form of stock options or restricted stock awards. On May 21, 2020, the Board of Directors approved the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan ("2020 LTIP"). The 2020 LTIP made available 1,400,000 shares of the Company's common stock that may be awarded to employees, directors, or non-employee contractors' compensation in the form of stock options or restricted stock awards. Collectively, the 2010 Plan, the 2011 LTIP, and the 2020 LTIP are referred to as the "Stock Plans." Accordingly, the vesting of restricted stock units and performance stock units and the exercise of stock options result in the issuance of additional new shares of the Company's stock. For fiscal 2026, 2025, and 2024, we recorded stock-based compensation of $8,244, $5,244, and $5,754, respectively.
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
Stock Options
A summary of stock option activity under our Stock Plans for fiscal 2026, 2025, and 2024 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2023	74,366	$16.33
Expired	—	—
Balance at March 31, 2024	74,366	$16.33
Exercised	(33,573)	18.83
Balance at March 31, 2025	40,793	$14.28
Exercised	(5,074)	14.28
Balance at March 31, 2026	35,719	$14.28

For fiscal 2026, 2025, and 2024, the intrinsic value of stock option exercises was $183, $303, and zero, respectively. As of March 31, 2026, there was no unrecognized expense related to unvested stock option awards.
The following table summarizes information about stock options outstanding as of March 31, 2026:

	Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2026	Number Vested and Exercisable	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at March 31, 2026
$14.28	35,719	4.2	$14.28	$1,290	35,719	4.2	$14.28	$1,290
The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $50.40 as of the last business day in the fiscal year ended March 31, 2026, which would have been received by the option holders had all option holders exercised as of that date.
Stock options are valued by using a Black-Scholes-Merton option pricing model. We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk-free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The expected life was determined using the simplified method for estimating expected option life for awards that qualify as "plain-vanilla" options. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.
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
During fiscal 2026, 2025, and 2024 we issued 20,526, 21,940 and 22,829 fully vested common shares to directors which had a total fair value of $615, $665, and $695 based on the closing price of our common stock on the date of issuance, respectively. As of March 31, 2026, there were no outstanding restricted stock awards.

The following table summarizes the activity with regard to unvested restricted stock units issued to employees during fiscal 2026, 2025, and 2024.

Restricted Stock Units	Number of Shares	Weighted Average Grant Fair Value
Balance of unvested units at March 31, 2023	336,254	$16.12
Granted	135,963	23.26
Released	(176,813)	15.12
Forfeited	(3,590)	20.57
Balance of unvested units at March 31, 2024	291,814	$20.00
Granted	122,730	32.13
Released	(132,365)	18.94
Forfeited	(22,507)	22.03
Balance of unvested units at March 31, 2025	259,672	$26.10
Granted	145,490	25.64
Released	(136,045)	21.34
Forfeited	(12,670)	26.79
Balance of unvested units at March 31, 2026	256,447	$26.97
Based on our closing stock price of $50.40, the aggregate intrinsic value of the unvested restricted stock units at March 31, 2026 was $3,948. Total unrecognized expense related to unvested restricted stock units was approximately $4,051 as of March 31, 2026. We anticipate this expense to be recognized over a weighted average period of approximately 1.6 years.
Performance Stock Units
During fiscal 2026, 2025, and 2024, performance stock unit awards were issued to our executive officers and other members of management and had total estimated grant date fair values of $2,827, $2,277 and $2,547, respectively. For the fiscal 2026 awards, the performance indicator for these awards is either the Company's Adjusted EBITDA or return on invested capital ("ROIC"). The target number of shares is 58,687 and 50,302 for the Adjusted EBITDA and ROIC awards, respectively. We have legacy awards which utilize the stock price indicator to measure our stock price relative to a predetermined peer group of companies with similar business characteristics as ours. We refer to these awards as Relative Total Shareholder Return, or "RTSR" awards. Since these awards were market-based, we prepared a Monte Carlo valuation model to calculate the probable outcome of the market for our stock to arrive at the fair value. The fair value of the market-based units will be expensed over three years, whether or not the market condition is met. For those awards utilizing an Adjusted EBITDA indicator or the ROIC indicator, a target is established for each of the next three years from the grant date. Since these are performance-based stock awards, the Company will make estimates of periodic expense until the performance is known and the expense for actual number of shares earned is determinable.
During fiscal 2026, the following performance was achieved: Adjusted EBITDA-based performance awards earned approximately 150% of target and the ROIC-related awards earned approximately 200% to be paid at vesting.
During fiscal 2025, the following performance was achieved: Adjusted EBITDA-based performance awards earned approximately 84% of target, the RTSR awards earned approximately 200%, and the ROIC-related awards earned approximately 91% to be paid at vesting.
During fiscal 2024, certain Adjusted EBITDA-based performance awards earned 82% of their target based on the Company's performance during the fiscal year, the RTSR awards earned approximately 106% of their target, and the ROIC-related awards earned approximately 200% to be paid at vesting.
For performance stock units, the performance period will end on the third fiscal year end subsequent to the award being granted. It will then be determined how many shares of stock will be issued. In each year of the performance period, the possible number of shares will range from zero percent to two hundred percent of the target shares.

The following table summarizes the target number of performance stock units outstanding and the minimum and maximum number of shares that can be earned as of March 31, 2026.

Fiscal Year Granted	Target	Minimum	Maximum
Fiscal 2024	100,180	—	200,360
Fiscal 2025	67,373	—	134,746
Fiscal 2026	108,989	—	217,978
    In fiscal 2026, 2025 and 2024, the performance objectives for 150,143, 87,972 and 141,608 awards, respectively, were earned.
    At March 31, 2026, there was $2,514 in stock compensation that remained to be expensed related to performance stock units, which will be recognized over a period of 1.6 years.
16. Other Income/(Expense)
Other income/(expense) consisted of the following:

	Year-Ended March 31, 2026	Year-Ended March 31, 2025	Year-Ended March 31, 2024
Foreign currency transaction gain/(loss)	$(75)	$(563)	$243
Gain/(loss) on foreign exchange forwards	(632)	637	(447)
Gain/(loss) on investments from deferred compensation plan	611	499	1,290
Gain on insurance settlement	850	—	—
Other income/(expense)	728	114	62
Total other income/(expense)	$1,482	$687	$1,148
17. Income Taxes
Income taxes included in the consolidated income statement consisted of the following:

	Year Ended March 31, 2026	Year Ended March 31, 2025	Year Ended March 31, 2024
Current provision:
Federal provision	$4,275	$3,725	$5,643
Foreign provision	13,625	12,795	11,315
State provision	1,136	1,164	1,207
Deferred provision:
Federal deferred provision (benefit)	1,180	252	(329)
Foreign deferred benefit	(705)	(1,426)	(1,626)
State deferred provision (benefit)	144	94	(124)
Total provision for income taxes	$19,655	$16,604	$16,086
    Deferred income tax assets and liabilities were as follows:

	March 31,
	2026	2025
Deferred tax assets:
Accrued liabilities and reserves	$8,938	$6,753
Capitalized research and development costs	2,029	3,744
Foreign deferred benefits	1,373	1,162
Stock option compensation	1,010	886
Net operating loss carryforward	1,006	428
Inventories	1,139	801
Capitalized transaction costs	343	373
Tax credit carryforward	295	674
Unrealized gain on hedge	—	21
Total deferred tax assets	$16,133	$14,842
Less valuation allowance	(748)	(553)
Deferred tax assets, net of valuation allowance	$15,385	$14,289
Deferred tax liabilities:
Intangible assets	$(6,632)	$(6,278)
Intangible and other - foreign	(8,599)	(9,632)
Property, plant and equipment	(7,920)	(5,546)
Prepaid expenses	(333)	(327)
Unrealized loss on hedge	(58)	—
Undistributed foreign earnings	(1,583)	(1,367)
Total deferred tax liabilities	$(25,125)	$(23,150)
Net deferred tax liability	$(9,740)	$(8,861)
The Company expects that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic and foreign deferred tax assets, net of valuation allowance reserves.
    The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Year Ended March 31, 2026	Year Ended March 31, 2025	Year Ended March 31, 2024
U.S.	$19,050	$30,135	$28,065
Non-U.S.	45,176	39,984	39,609
Income from continuing operations	$64,226	$70,119	$67,674
The following table summarizes the jurisdictions in which the Company paid income taxes during the year ended March 31, 2026. Amounts represent cash income taxes paid, net of refunds, in each jurisdiction.

Jurisdiction	Year Ended March 31, 2026
United States:
Federal	$4,111
State(1)	1,093
Total United States	$5,204
Foreign:
Canada	$10,774
All other foreign(2)	2,022
Total Foreign	$12,796
Total income taxes paid, net	$18,000
(1) No individual state tax exceeded 5% of total taxes paid.
(2) No individual foreign jurisdiction exceeded 5% of total, other than Canada.
The difference between the provision for income taxes and the amount that would result from applying the U.S. statutory tax rate to income before provision for income taxes is as follows:

	Year Ended March 31, 2026	%
Statutory federal tax rate	$13,487	21.0%
Domestic tax effects:
Domestic state income taxes, net of federal effect (a)	1,034	1.7%
Transaction costs	2,658	4.1%
Non-deductible compensation	843	1.2%
Change in valuation allowance	(441)	(0.7)%
Other, net	(16)	—%
Foreign tax effects:
Canada:
Statutory income tax rate differential	(2,114)	(3.3)%
Regional income taxes	3,133	4.9%
Withholding taxes	1,204	1.9%
Other reconciling items	135	0.3%
Italy	264	0.4%
Other foreign jurisdictions	532	0.8%
Effects of cross-border tax laws	(572)	(0.9)%
Tax credits	(492)	(0.8)%
	$19,655	30.6%
(a) State taxes in CA, GA, IL, LA, TN and TX made up the majority (greater than 50%) of the tax effect in this category.
The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended March 31, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended March 31, 2025	Year Ended March 31, 2024
Notional U.S. federal income tax expense at statutory rate	$14,725	$14,252
Adjustments to reconcile to the income tax provision:
Rate difference-international subsidiaries	1,252	482
Withholding on intercompany dividends and income	1,726	—
Charges/(benefits) related to uncertain tax positions	(1,046)	84
U.S. state income tax provision, net	994	912
Undistributed foreign earnings	683	371
Tax credits available in the U.S.	(902)	(425)
Change in valuation allowance	353	(37)
Russian loss not benefited	—	207
Non-deductible charges	(39)	741
Stock compensation	(58)	178
Impact of U.S. global intangible taxes and benefits	(612)	(560)
Other, net	(472)	(119)
Provision for income taxes	$16,604	$16,086
We operate in multiple international geographies. Our tax expense is reflective of the blended tax rate across those jurisdictions. We do not assert a permanent reinvestment position in any of our foreign subsidiaries. Accordingly, we expect to repatriate certain earnings that will be subject to withholding taxes. At March 31, 2026 we have accrued $1,583 as an additional deferred tax liability associated with the future repatriation of earnings from jurisdictions that withhold taxes on foreign paid dividends.
As of March 31, 2026, the Company had foreign tax net operating loss carry-forwards ("NOLs") of $3,831. Of this amount, $448 may be carried forward indefinitely. As of March 31, 2026, the tax years 2021 through 2025 remain open to examination by the major taxing jurisdictions to which we are subject.
During fiscal 2025, we released our reserves of $1,046 for uncertain tax position which consisted of positions related to the final Transition Tax, which is associated with the Tax Act of 2018. We released these reserves as they are no longer subject to examination by tax authorities.
18. Segment Information
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

For the year ended March 31, 2026	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$263,288	$163,838	$71,556	$37,581	$536,263
Adjustments(1)	17,851	(23,073)	1,122	4,100	—
Sales reviewed by the CODM	$281,139	$140,765	$72,678	$41,681	$536,263

Less:(2)
Cost of sales	150,554	75,394	42,425	24,834	293,207
Selling, general, and administrative expenses, adjusted(3)	64,087	24,163	22,004	11,950	122,204
Segment profit	$66,498	$41,208	$8,249	$4,897	$120,852

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(599)
Depreciation and amortization					(22,466)
Other unallocated enterprise expense(4)					(27,048)
Interest expense, net					(7,995)
Other income/(expense)					1,482
Income before provision for income taxes					$64,226

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$46,892	$21,106	$2,779	$3,041	$73,818

For the year ended March 31, 2025	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$256,006	$158,969	$45,320	$37,912	$498,207
Adjustments(1)	13,497	(16,024)	1,790	737	—
Sales reviewed by the CODM	$269,503	$142,945	$47,110	$38,649	$498,207

Less:(2)
Cost of sales	142,200	80,886	27,648	24,577	275,311
Selling, general, and administrative expenses, adjusted(3)	64,352	21,812	15,489	10,944	112,597
Segment profit	$62,951	$40,247	$3,973	$3,128	$110,299

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(452)
Depreciation and amortization					(22,339)
Other unallocated enterprise expense(4)					(7,751)
Interest expense, net					(10,325)
Other income/(expense)					687
Income before provision for income taxes					$70,119

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$48,900	$16,571	$1,954	$2,944	$70,369

For the year ended March 31, 2024	US-LAM	Canada	EMEA	APAC	Total
Sales(1)	$256,293	$155,319	$45,301	$37,716	$494,629
Adjustments(1)	11,057	(15,394)	1,626	2,711	—
Sales reviewed by the CODM	$267,350	$139,925	$46,927	$40,427	$494,629

Less:(2)
Cost of sales	144,713	83,453	28,213	26,686	283,065
Selling, general, and administrative expenses, adjusted(3)	57,224	22,324	13,984	10,994	104,526
Segment profit	$65,413	$34,148	$4,730	$2,747	$107,038

Reconciliation to Income before provision for income taxes:
Deferred compensation plan (expense)/income					$(1,231)
Depreciation and amortization					(18,837)
Other unallocated enterprise expense(4)					(11,599)
Interest expense, net					(8,845)
Other income/(expense)					1,148
Income before provision for income taxes					$67,674

Supplementary data	US-LAM	Canada	EMEA	APAC	Total
Intersegment revenue	$39,784	$18,162	$1,371	$3,363	$62,680

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
(4) - Other unallocated enterprise expense includes miscellaneous corporate costs not allocated, such as stock-based compensation, miscellaneous gain/loss on sale of assets and other. The fiscal 2024 amounts include charges associated with the Russia Exit.
We do not provide segment asset information to our CODM, and as such, we do not have a segment assets measure. The following table represents our capital expenditures by reportable segment:

	March 31, 2026	March 31, 2025
Capital expenditures, by reportable segment
United States and Latin America	$6,014	$4,347
Canada	6,223	5,114
Europe, Middle East and Africa	1,331	285
Asia-Pacific	363	503
	$13,931	$10,249

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026, based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on this assessment, management has concluded that, as of March 31, 2026, our internal control over financial reporting is effective.
    KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended March 31, 2026, included in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. The report is included in Item 8 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Executive Officers
The following table and biographies set forth certain information about our current executive officers (collectively, the "Executive Officers"). The names, positions and ages of the Executive Officers as of May 21, 2026, are listed below. Our Executive Officers are appointed by the Board and serve at the discretion of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any Executive Officer and any other person pursuant to which the officer was selected.

Executive Officer	Title	Age
Bruce Thames	President & Chief Executive Officer	63
Jan L. Schott	Senior Vice President, Chief Financial Officer	57
David Buntin	Senior Vice President, Products and Technology	56
Thomas Cerovski	Senior Vice President, Chief Operating Officer	54
Candace Harris-Peterson	Senior Vice President, Human Resources	47
Roberto Kuahara	Senior Vice President, Global Operations	60
Ryan Tarkington	Senior Vice President, General Counsel & Corporate Secretary	45
Greg Lucas	Vice President, Chief Accounting Officer	50
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
David Buntin joined the Company in January 2017 as Senior Vice President, Research and Development. In May 2020, Mr. Buntin was promoted to Senior Vice President, Thermon Heat Tracing and R&D and, in July 2025, Mr. Buntin was promoted to Senior Vice President, Products & Technology. Prior to joining the Company, from 2007 to 2016, Mr. Buntin served as Chief Operating Officer and Vice President Engineering for Enovation Controls, Inc., a company that provides instrumentation, displays, controls and fuel systems for natural gas engines and compressors as well as industrial and marine equipment. Before joining Enovation Controls, Inc., from 1998 to 2007, Mr. Buntin served as the Vice President of Engineering and Services for SecureLogix Corporation, a successful high-tech startup providing telephony and voice-over-IP security solutions. Prior to SecureLogix, from 1994 to 1998, Mr. Buntin served in various engineering roles of increasing responsibility with Southwest Research Institute. Mr. Buntin holds a B.S. in electrical engineering from Baylor University and a M.S. in electrical engineering from Texas A&M University.
Thomas Cerovski joined the Company in January 2019 as Senior Vice President, Global Sales. In July 2025, Mr. Cerovski was promoted to Chief Operating Officer. Prior to joining the Company, from 2018 until 2019, Mr. Cerovski was the Senior Vice President, Global Sales and Business Development for Trojan Battery Company, a leading manufacturer of deep-cycle batteries. From 2013 through 2018, Mr. Cerovski held various positions at Dover Corporation, a conglomerate manufacturer of industrial products, including Vice President and General Manager, Dispenser Business Unit, and Vice President, Product and Technology Services, Wayne Fueling Systems. Prior to joining Dover Corporation, Mr. Cerovski served for fourteen (14) years in various positions with General Electric Company. Mr. Cerovski began his career at the Nuclear Regulatory Commission. Mr. Cerovski brings more than twenty-five (25) years of energy industry leadership experience in positions ranging from engineering, product management, sales, business development, and business unit management. Mr. Cerovski holds a B.S. from Montana State University, a M.S from Purdue University, and a M.B.A. from George Washington University.
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
Information concerning our directors will appear in our proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before June 18, 2026 (the “2026 Proxy Statement”) under the caption “Director Biographies.” Such information is incorporated herein by reference.
Information concerning our Audit, Human Capital Management and Compensation, Finance, and Nominating and Corporate Governance Committees will appear in the 2026 Proxy Statement under the caption “Corporate Governance.” Such information is incorporated herein by reference. Our committee charters and corporate governance guidelines are available on our Investor Relations website located at http://ir.thermon.com.
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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the "Compensation Discussion and Analysis," “CEO Pay Ratio Disclosure,” and “Pay Versus Performance Disclosure” section of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
The material incorporated herein by reference to the information set forth under the "HCMC Committee Report" in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders shall be deemed furnished, and not filed, in this annual report and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that we have specifically incorporated such materials by reference.
Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading "Corporate Governance-Compensation Committee Interlocks and Insider Participation" section of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Information related to compensation plans under which our equity securities are authorized for issuance as of March 31, 2026 is set forth in the table below.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of March 31, 2026. Specifically, the table provides information regarding our Stock Plans, described elsewhere in this annual report.

Plan Category	Number of securities to be issued upon exercise/vest of outstanding equity awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	551,229	$14.28	640,663
Equity plans not approved by security holders	—	—	—
Total (3)	551,229		640,663
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
(3)    At March 31, 2026, the Company had outstanding (a) under the 2011 LTIP: (i) 35,719 stock options, with a weighted average exercise price of $14.28, and (b) under the 2020 LTIP (i) 256,447 unvested restricted stock units, with a weighted average grant date fair value of $26.97, and (ii) 256,506 performance units (assuming satisfaction of the performance metric at target and 513,012 at maximum), with a weighted average grant date fair value of $24.54.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence" sections, respectively, of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, located in Austin, Texas, PCAOB ID:185. Information regarding our principal accountant fees and services is incorporated herein by reference to the "Audit and Non-Audit Fees" section of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

2.1
Agreement and Plan of Merger, dated as of February 23, 2026, by and among the Parent, Merger Sub Inc., Merger Sub LLC and the Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 24, 2026)

3.1
Third Amended and Restated Certificate of Incorporation of Thermon Group Holdings, Inc., effective as of August 26, 2024 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q filed on November 7, 2024)

3.2
Amended and Restated Bylaws of Thermon Group Holdings, Inc., effective as of January 31, 2023 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q filed on February 2, 2023)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

4.2
Description of Thermon Group Holdings, Inc.'s Common Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 12, 2019)

10.1
Amended and Restated Credit Agreement, dated September 29, 2021, by and among Thermon Holding Corp., Thermon Canada Inc., the other financial institutions or entities party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 30, 2021)

10.2
Amendment No. 1 to the Amended and Restated Credit Agreement, dated November 19, 2021, by and among Thermon Holding Corp., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed February 3, 2022)

10.3
Amendment No. 2 to Credit Agreement, Amendment No. 1 to the Guarantee and Collateral Agreement and Amendment No. 1 to the Canadian Guarantee and Collateral Agreement, dated as of March 7, 2023, by and among Thermon Group Holdings, Inc., Thermon Holding Corp., Thermon Canada, Inc. JPMorgan Chase Bank, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 9, 2023)

10.4
Amendment No. 3 to Credit Agreement, Amendment No. 2 to the Guarantee and Collateral Agreement and Amendment No. 2 to the Canadian Guarantee and Collateral Agreement, dated as of December 29, 2023 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed January 2, 2024)

10.5
Second Amended and Restated Credit Agreement, dated as of July 24, 2025, by and among Thermon Group Holdings, Inc., Thermon Holding Corp., Thermon Canada Inc., Thermon Europe B.V., the several lenders from time to time parties thereto, the Toronto-Dominion Bank, Wells Fargo Bank, National Association, and Fifth Third Bank, National Association and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 29, 2025)

10.6
Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 of Thermon Industries, Inc. and additional registrants named therein filed on August 18, 2010)

10.7
Amendment No. 1, dated as of April 1, 2011 and effective May 10, 2011, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the registrant's Registration Statement on Form S-1 (filed on April 1, 2011)

10.8
Amendment No. 2, dated as of May 4, 2012, to Amended and Restated Securityholder Agreement, dated as of April 30, 2010, as previously Amended by Amendment No. 1, dated as of April 1, 2011 and effective as of May 10, 2011, among Thermon Group Holdings, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K of Thermon Group Holdings, Inc. filed on May 10, 2012)

10.9	Form of Voting Agreement. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 24, 2026)

10.10†	Amended & Restated Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2013)

10.11†
Amendment No. 1 to the Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan, as adopted on July 31, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed November 4, 2014)

10.12†
Form of Option Award Notice and Stock Option Agreement under Thermon Group Holdings, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Registration Statement on Form S-1 of the registrant filed on April 13, 2011)

10.13†
Form of indemnification agreement for directors and certain officers of Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Registration Statement on Form S-1 of the registrant filed on April 1, 2011)

10.14†	Thermon Group Holdings, Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed on May 22, 2025)

10.15†
Form of Employee Stock Option Award Agreement under the Thermon Group Holdings, Inc. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed August 6, 2020)

10.16†	Thermon Manufacturing Company Deferred Compensation Plan, effective as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 21, 2016)

10.17†
Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K/A filed May 27, 2021)

10.18†
Form of Employee RTSR Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.19†
Form of EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed August 5, 2021)

10.20†
Form of ROIC Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K filed May 25, 2023)

10.21†
Thermon Group Holdings, Inc. Executive Severance Plan, dated May 24, 2022 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed May 26, 2022)

10.22†
Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed August 7, 2025)

10.23†
Form of EBITDA Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed August 7, 2025)

10.24†
Form of ROIC Performance Unit Award Agreement under the Thermon Group Holdings, Inc., 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed August 7, 2025)

10.25†*	Form of Employee Restricted Stock Unit Award Agreement under the Thermon Group Holdings, Inc. 2020 Long-Term Incentive Plan

19.1
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

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 21, 2026	By:	/s/ Jan L. Schott
	Name:	Jan L. Schott
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

THERMON GROUP HOLDINGS, INC. (registrant)
Date: May 21, 2026	By:	/s/ Greg Lucas
	Name:	Greg Lucas
	Title:	Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date	Title		Signatures
May 21, 2026	President and Chief Executive Officer	By:	/s/ Bruce Thames
	(Principal Executive Officer); Director		Bruce Thames

May 21, 2026	Senior Vice President, Chief Financial Officer	By:	/s/ Jan L. Schott
	(Principal Financial Officer)		Jan L. Schott

May 21, 2026	Vice President, Chief Accounting Officer	By:	/s/ Greg Lucas
	(Principal Accounting Officer)		Greg Lucas

May 21, 2026	Chairman of the Board	By:	/s/ John U. Clarke
John U. Clarke

May 21, 2026	Director	By:	/s/ Linda Dalgetty
Linda Dalgetty

May 21, 2026	Director	By:	/s/ Roger L. Fix
Roger L. Fix

May 21, 2026	Director	By:	/s/ Marcus J. George
Marcus J. George

May 21, 2026	Director	By:	/s/ Victor Richey
Victor Richey

May 21, 2026	Director	By:	/s/ Dr. Angela Strzelecki
Dr. Angela Strzelecki